Form 10QSB
period 1996-06-30
ARIZONA LAND INCOME CORP
filed 1996-08-05
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to _______________

Commission file number                      1-9900
                      ----------------------------------------------------------
                         ARIZONA LAND INCOME CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Arizona                                     86-0602478
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

             2999 N. 44th Street, Suite 100, Phoenix, Arizona 85018
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (602) 952-6800
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    ------     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   N/A   No
    ------     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 2, 1996, there were 2,522,580 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents


                                                                   Page
                                                                   ----

Part I
- ------

Item 1.  Financial Statements.......................................3

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........7


Part II
- -------

Item 1.  Legal Proceedings..........................................8

Item 2.  Changes in Securities......................................8

Item 3.  Defaults upon Senior Securities............................8

Item 4.  Submission of Matters to a Vote of
             Security Holders.......................................8

Item 5.  Other Information..........................................8

Item 6.  Exhibits and Reports on Form 8-K...........................8


Signatures..........................................................8

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets
- --------------------------------------------------------------------------------

                                                                   June 30, 1996             December 31,
                                                                    (Unaudited)                   1995
                                                                   -------------             ------------
Assets
              Cash and temporary investments                       $   1,518,002             $   1,391,357
                                                                   -------------             -------------

              Investments -
              Accrued interest receivable                                195,718                   303,479
              Mortgages receivable                                     6,452,468                 6,722,529
              Investment in partnerships                                 354,307                   314,307
              Land held for sale                                      10,655,502                11,136,319
                                                                   -------------             -------------
                                                                      17,657,995                18,476,634
              Less - Reserve for losses                               (1,513,953)               (1,513,953)
                                                                   -------------             -------------
                   Total investments, net                             16,144,042                16,962,681
                                                                   -------------             -------------
              Other assets, net                                           49,164                    64,418
                                                                   -------------             -------------
              Total assets                                         $  17,711,208             $  18,418,456
                                                                   =============             =============

Liabilities
              Dividends payable                                    $           0             $          65
              Accounts payable and other liabilities                     171,151                   191,226
                                                                   -------------             -------------


              Total liabilities                                          171,151                   191,291
                                                                   -------------             -------------

Stockholders' Equity
              Common stock-Class A                                       252,258                   253,258
              Common stock-Class B                                            10                        10
              Additional paid-in capital                              24,536,138                24,585,170
              Distributions in excess of income                       (7,248,349)               (6,611,273)
                                                                   -------------             -------------

              Total stockholders' equity                              17,540,057                18,227,165
                                                                   -------------             -------------

              Total liabilities & stockholders' equity             $  17,711,208             $  18,418,456
                                                                   =============             =============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)
- --------------------------------------------------------------------------------

                                                     Three months         Three months        Six months         Six months
                                                          ended              ended              ended               ended
                                                     June 30, 1996        June 30,1995     June 30, 1996        June 30, 1995
                                                     -------------        ------------     -------------        -------------
Revenue
     Interest on Mortgages                           $     137,627       $    140,875       $    262,859        $    232,187
     Interest on Temporary Investments                      17,464             15,552             35,725              29,203
     Farm Lease Income                                      11,054             11,000             21,108              27,778
                                                     -------------       ------------       ------------        ------------


     Total revenue before sale of properties               166,145            167,427            319,692             289,168
                                                     -------------       ------------       ------------        ------------

Expenses
     Interest Expense                                            -                  -              3,914               1,930
     Professional Services                                  22,250             21,789             49,611              44,598
     Advisory Fee                                           12,509             13,669             29,310              29,429
     Administration and General                             12,378              7,969             24,967              27,656
     Directors' Fees                                         5,800              5,000             11,600              15,800
     Property Taxes                                         38,795             38,795             77,590              76,727
                                                     -------------        -----------       ------------        ------------

     Total expenses                                         91,732             87,222            196,992             196,140
                                                     -------------        -----------       ------------        ------------

     Income before gain on sale of properties               74,413             80,205            122,700              93,028
     Gain on sale of properties                                  -                  -                  -             190,891
                                                     -------------        -----------       ------------        ------------

     Net income                                      $      74,413        $    80,205       $    122,700        $    283,919
                                                     =============        ===========       ============        ============


Earnings per common share                                    $0.03              $0.03             $0.05                $0.11
Dividends declared per share                                 $0.00              $0.00             $0.30                $0.75
Weighted average number of shares of
  common stock outstanding                               2,522,580          2,532,580          2,522,580           2,564,455

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six months ended        Six months ended
                                                                                  June 30, 1996           June 30, 1995
                                                                                  -------------           -------------
Cash Flows from Operating Activities:
   Net income                                                                       $   122,700           $    283,919
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities-
         Gain on land sale                                                                    -               (190,891)
         (Increase) decrease in accrued interest receivable                             107,761                (24,626)
         (Decrease) in accounts payable and other liabilities                           (20,140)              (310,547)
         Accretion of discount mortgages                                                      -                   (657)
         Decrease in other assets                                                        15,254                 26,966
                                                                                    -----------           ------------

           Net cash provided by (used in) operating activities                          225,575               (215,836)
                                                                                    -----------           ------------


Cash Flows from Investing Activities:
   Cash payments for assessments and planning on land held for sale                    (204,070)                     -
   Cash proceeds from land sale                                                         684,887              2,682,240
   Principal payments received under mortgages                                          270,060                132,056
                                                                                    -----------           ------------

           Net cash provided by investing activities                                    750,877              2,814,296
                                                                                    -----------           ------------

Cash Flows from Financing Activities:
   Payment of dividends                                                                (759,774)            (1,899,435)
   Purchase of investment in partnership                                                (40,000)               (40,000)
   Repurchase of shares of Class A common stock                                         (50,033)              (125,897)
                                                                                    ------------          ------------


           Net cash used in financing activities                                       (849,807)            (2,065,332)
                                                                                    ------------          ------------


Increase in Cash and Temporary Investments                                              126,645                533,128

Cash and temporary investments - beginning of period                                  1,391,357                315,801
                                                                                    -----------           ------------
Cash and temporary investments - end of period                                      $ 1,518,002           $    848,929
                                                                                    ===========           ============

Schedule of Non-Cash Investing and Financing Activities:
   Seller financing in conjunction with land sale                                   $         -           $  3,084,540
   Dividends declared in excess of dividends paid                                            65                     65

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period for:
           Interest                                                                           -                  1,930

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                  June 30, 1996


Note 1 Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2 The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Arizona  Land  Income   Corporation   (the  "Company")  is  an  Arizona
corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986.

         For the quarter ended June 30, 1996, the Company had total revenues of $166,000 compared to total revenues of $167,000 for the quarter ended June 30, 1995. This decrease was primarily attributable to a decrease in interest income on mortgage receivables.

         The Company's expenses increased to $92,000 in the second quarter of fiscal 1996 from $87,000 in the second quarter of 1995. This increase was primarily due to an increase in property maintenance expenses of the Company from $8,000 to $12,000.

         For the operating period of January 1, 1996 through June 30, 1996, the Company reported total revenues of $320,000 compared to $289,000 for the operating period of January 1, 1995 through June 30, 1995. This increase was a result of an increase of mortgage interest received, which increased from $232,000 in 1995 to $263,000 in 1996. The Company also reported expenses of $197,000 for the first six months of fiscal 1996 as compared to $196,000 for the same period during fiscal 1995.

         Adverse market conditions negatively affected real estate values in the Southwest during the early 1990's resulting in a decline in real estate values and an increase in mortgage defaults. The Southwest real estate market has begun to improve and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances in this regard. Nonetheless, the Company will continue to vigorously assert any and all its legal rights in the event of a default.

         The Company completed two land sales during the second quarter of 1996. The first resulted from the sale of a 5 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No 17. This sale netted the Company $412,000 cash. The second sale was a 3 acre parcel which had secured Loan No. 17. This sale netted the Company $273,000. In summary, the Company had two land sales during the second quarter of 1996, which produced $685,000 cash.

         The Company has 4 additional parcels of land resulting from foreclosure on Loan No. 17. All of these parcels are in escrow to close in the fourth quarter of 1996 and the first quarter of 1997. If such sales are consummated, the Company should receive $2,400,000 in cash or notes receivable; however, there can be no assurance that such sales will be consummated. In its endeavor to sell the property associated with Loan No. 17, the Company anticipates an expenditure of approximately $400,000 to $500,000 to fund additional planning/zoning requirements of the City of Phoenix and to access improvements required by the purchasers.

         During the second quarter of 1996, the Company received $78,631.95 as the payoff on Loan No. 17-2, which is associated with the sale of property received through foreclosure on Loan No. 17.

         The Company, during the second quarter of 1996, has agreed to sell a 3 acre portion of its property located at 16th Street and Bell Road in Phoenix, Arizona. This property was acquired through foreclosure on Loan No. 10. Such sale, if consummated, will net the Company $695,000 cash in the fourth quarter of 1996. However, there can be no assurance that such sale will be consummated.

         On March 21, 1996, the Company declared a $.30 per share extraordinary cash distribution, which was paid on April 15, 1996, to the shareholders of record on April 1, 1996.

         The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

         As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company's intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Company's Board of Directors possesses the discretion to (i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company's Board of Directors determines that it is the Company's best interest to dispose of such investments; (ii) sell such First Mortgage Loans or real property on or about the dissolution date, in which case the sale proceeds in excess of monies owed by the Company to creditors will be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

         The mortgage loan numbers referred to in the above paragraphs are identifiers for those loans on the books and records of the Company.
Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

         (a)      The Company held the Annual Meeting of  Shareholders on May 8,
                  1996.

         (b) Thomas Hislop, Burton Freireich and Robert Blackwell were elected directors of the Company at the Annual Meeting.

         (c)      Tabulation of the voting was as follows:

                                                                Votes           Votes          Broker
                  Name of Nominee             Votes For         Against      Withheld         Nonvotes
                  ---------------             ---------         -------      --------         --------
                  Thomas R. Hislop            2,433,226            0            0                0
                  Burton P. Freireich         2,433,226            0            0                0
                  Robert Blackwell            2,433,226            0            0                0

         (d)      Not Applicable


Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

         (a)      Furnish the exhibits required by Item 601 of Regulation S-K.

                  Exhibit No.           Description          Method of Filing
                  -----------           -----------          ----------------
                         27       Financial Data Schedules    Filed Herewith

         (b)      Reports of Form 8-K
                  None



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARIZONA LAND INCOME CORPORATION
                                   (S) Thomas R. Hislop




      August 2, 1996
- ------------------------           ---------------------------------------------
Date                               Thomas R. Hislop
                                   Vice President and Chief Financial Officer
                                        8