Form 10QSB
period 1996-09-30
ARIZONA LAND INCOME CORP
filed 1996-10-28
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              September 30, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from___________ to _______________

Commission file number                      1-9900
                      ----------------------------------------------------------

                         ARIZONA LAND INCOME CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Arizona                                               86-0602478
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

             2999 N. 44th Street, Suite 100, Phoenix, Arizona 85018
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (602) 952-6800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   N/A   No
    -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of October 24, 1996, there were 2,522,580 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents
                                -----------------


                                                                     Page
                                                                     ----

Part I
------

Item 1.  Financial Statements ...........................................3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............7 & 8


Part II
-------

Item 1.  Legal Proceedings...............................................9

Item 2.  Changes in Securities...........................................9

Item 3.  Defaults upon Senior Securities ................................9

Item 4.  Submission of Matters to a Vote of
             Security Holders............................................9

Item 5.  Other Information...............................................9

Item 6.  Exhibits and Reports on Form 8-K................................9


Signatures...............................................................9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                           September 30,
                                                              1996         December 31,
                                                           (Unaudited)         1995
                                                           ------------    ------------
Assets
              Cash and temporary investments               $  3,375,632    $  1,391,357
                                                           ------------    ------------

              Investments -
              Accrued interest receivable                       176,385         303,479
              Mortgages receivable                            4,712,395       6,722,529
              Investment in partnerships                        386,307         314,307
              Land held for sale                             10,686,074      11,136,319
                                                           ------------    ------------
                                                             15,961,161      18,476,634
              Less - Reserve for losses                      (1,513,953)     (1,513,953)
                                                           ------------    ------------
                   Total investments, net                    14,447,208      16,962,681
                                                           ------------    ------------
              Other assets, net                                  20,894          64,418
                                                           ------------    ------------
              Total assets                                 $ 17,843,734    $ 18,418,456
                                                           ============    ============

Liabilities
              Dividends payable                            $          0    $         65
              Accounts payable and other liabilities            194,081         191,226
                                                           ------------    ------------

              Total liabilities                                 194,081         191,291
                                                           ------------    ------------

Stockholders' Equity
              Common stock-Class A                              252,258         253,258
              Common stock-Class B                                   10              10
              Additional paid-in capital                     24,536,138      24,585,170
              Distributions in excess of income              (7,138,753)     (6,611,273)
                                                           ------------    ------------

              Total stockholders' equity                     17,649,653      18,227,165
                                                           ------------    ------------

              Total liabilities and stockholders' equity   $ 17,843,734    $ 18,418,456
                                                           ============    ============


The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                     Three months        Three months         Nine months         Nine months
                                                          ended              ended               ended               ended
                                                     Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                                     --------------      --------------      --------------      --------------
Income
     Interest on Mortgages                           $      117,419      $     125,176       $    380,278        $      357,363
     Interest on Temporary Investments                       29,909             16,738             65,634                45,941
     Farm Lease Income                                       11,054             10,549             32,162                38,327
                                                     --------------      -------------       ------------        --------------


     Total income before sale of properties                 158,382            152,463            478,074               441,631
                                                     --------------      -------------       ------------        --------------

Expenses
     Interest Expense                                         1,457              1,831              5,371                 3,761
     Professional Services                                    7,610              3,868             57,221                48,466
     Advisory Fee                                            12,016             12,515             41,326                40,171
     Administration and General                               2,540             10,975             27,507                40,404
     Directors' Fees                                          5,800              5,800             17,400                21,600
     Property Taxes                                          19,363             38,796             96,953               115,523
                                                     --------------      -------------       ------------        --------------

     Total expenses before sale of properties                48,786             73,785            245,778               269,925
                                                     --------------      -------------       ------------        --------------

     Income before gain (loss) on sale of properties        109,596             78,678            232,296               171,706
     Gain (loss) on sale of properties                            -              1,290                  -               192,181
                                                     --------------      -------------       ------------        --------------

     Net income                                      $      109,596        $    79,968       $    232,296        $      363,887
                                                     ==============        ===========       ============        ==============


Earnings per common share                                     $0.04              $0.03             $0.09                  $0.14
Dividends declared per share                                  $0.00              $0.00             $0.30                  $0.75
Weighted average number of shares of
  common stock outstanding                                2,522,580          2,532,580          2,522,580             2,553,830


The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine months ended     Nine months ended
                                                                                  September 30, 1996    September 30, 1995
                                                                                  ------------------    ------------------

Cash Flows from Operating Activities:

   Net income                                                                       $   232,296            $   363,887
   Adjustments to reconcile net income to net cash provided by operating activities-
         Gain on land sale                                                                    -               (192,181)
         (Increase) decrease in accrued interest receivable                             127,094                (47,109)
         (Increase) decrease in accounts payable and other liabilities                    2,790               (295,819)
         Accretion of discount mortgages                                                      -                   (657)
         Decrease in other assets                                                        43,524                 28,504
                                                                                    -----------            -----------

           Net cash (used in) provided by operating activities                          405,704               (143,375)
                                                                                    -----------            -----------


Cash Flows from Investing Activities:
   Cash payments for assessments and planning on land held for sale                    (234,644)                     -
   Cash proceeds from land sale                                                         684,887              3,066,364
   Principal payments received under mortgages                                        2,010,135                211,786
                                                                                    -----------            -----------

           Net cash provided by investing activities                                  2,460,378              3,278,150
                                                                                    -----------            -----------

Cash Flows from Financing Activities:
   Payment of dividends                                                                (759,774)            (1,899,435)
   Purchase of investment in partnership                                                (72,000)               (40,000)
   Repurchase of shares of Class A common stock                                         (50,033)              (125,897)
                                                                                    -----------            -----------


           Net cash used in financing activities                                       (881,807)            (2,065,332)
                                                                                    -----------            -----------


Increase in Cash and Temporary Investments                                            1,984,275              1,069,443

Cash and temporary investments - beginning of period                                  1,391,357                315,801
                                                                                    -----------            -----------
Cash and temporary investments - end of period                                      $ 3,375,632            $ 1,385,244
                                                                                    ===========            ===========

Schedule of Non-Cash Investing and Financing Activities:
   Seller financing in conjunction with land sale                                   $         -           $  3,289,340
   Dividends declared in excess of dividends paid                                            65                     65

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period for:
           Interest                                                                       5,371                  3,761


The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                               September 30, 1996


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

Note 2 The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

         For the quarter ended September 30, 1996, the Company had income before sale of properties of $158,000 compared to $152,000 for the quarter ended September 30, 1995. This increase was primarily attributable to an increase in interest of temporary investments from $17,000 in 1995 to $30,000 in 1996, which resulted from an increase of cash on hand in 1996.

         The Company's expenses decreased to approximately $49,000 during the third quarter of fiscal 1996 from approximately $74,000 in the third quarter of fiscal 1995. This decrease is primarily attributable to a property tax refund of $19,000, received in the third quarter of 1996.

         For the nine months ended September 30, 1996, the Company reported income before sale of properties of $478,000 compared to $442,000 for the same period in the prior fiscal year. This increase can be attributed to an increase in interest of temporary investment income from $46,000 in fiscal 1995 to $66,000 in the first three quarter of fiscal 1996.

         For the nine months ended September 30, 1996, the Company's expenses declined to $246,000 from $270,000 in 1995. This decrease is primarily attributable to a $20,000 decrease in property taxes and a $13,000 decrease in administration and general expenses.

         For the quarter ended September 30, 1996, the Company reported net income of $110,000, or $0.04 per share of Class A Common Stock, compared to a net income of $80,000, or $0.03 per share for the comparable period in the prior fiscal year. This increase was primarily attributable to a decline in expenses of $25,000.

         For the first nine months of fiscal 1996, the Company reported net income of $232,000, or $0.09 per share of Class A Common Stock, compared to a net income of $364,000, or $0.14 per share for the comparable period in the prior fiscal year. For the nine month period ending September 30, 1995, the income is reflective of a $192,000 gain on sale of properties. Without this gain considered, the Company earned $232,000 for the nine month period ending September 30, 1996, compared to $172,000 for the comparable prior period.

         Adverse market conditions negatively affected real estate values in the Southwest during the early 1990's resulting in a decline in real estate values and an increase in mortgage defaults. The Southwest real estate market has begun to improve and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances in this regard. Nonetheless, the Company will continue to vigorously assert any and all its legal rights in the event of a default

         The Company completed two land sales during the second quarter of 1996. The first resulted from the sale of a 5 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No. 17. This sale netted the Company $412,000 cash. The second sale was a 3 acre parcel which had secured Loan No. 17. This sale netted the Company $273,000. In summary, the Company had two land sales during the second quarter of 1996, which produced $685,0000 cash.

         In addition to the above-referenced two land sales, the Company has 4 parcels of land resulting from foreclosure on Loan No. 17. All of these parcels are in escrow to close in the first quarter of 1997. If such sales are consummated, the Company should receive $2,400,000 in cash or notes receivable; however, there can be no assurance that such sales will be consummated. In its endeavor to sell the property associated with Loan No. 17, the Company anticipates an expenditure of approximately $400,000 to $500,000 to fund additional planning/zoning requirements of the City of Phoenix and to access improvements required by the purchasers.

         The Company, during the second quarter of 1996, agreed to sell a 3 acre portion of its property located at 16th Street and Bell Road in Phoenix, Arizona. This property was acquired through foreclosure on Loan No. 10. The sale closed October 2, 1996, and netted the Company $691,000 cash in the fourth quarter of 1996.

         During the third quarter of 1996, the Company received cash in payoffs for three of its loans. Loan No. 1 with a principal amount of $449,000, Loan No. 12 with a principal amount of $1,092,000, and Loan No. 20 with a principal amount of $128,000, were all paid off and cash was received.

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

         As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intends to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of October 23, 1996, the Board has not made a decision regarding the dissolution of the Company.

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


                                      ARIZONA LAND INCOME CORPORATION
                                      (S) Thomas R. Hislop




       October 24, 1996
----------------------------          --------------------------------
Date                                  Thomas R. Hislop
                                      Vice President and Chief Financial Officer
                                        9