Form 10KSB40
period 1996-12-31
ARIZONA LAND INCOME CORP
filed 1997-03-31
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          -----------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                          Commission File Number 1-9900

                         ARIZONA LAND INCOME CORPORATION
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

         Arizona                                       86-0602478
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2999 North 44th Street, Suite 100, Phoenix, Arizona                      85018
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code                (602) 952-6800
                                               -----------------------------

Securities registered pursuant to Section 12(b) of the Act:


     Title or class                               Name of each exchange on which
--------------------------                        ------------------------------
                                             registered
                                             -----------------------------------
Common Stock, no par value                          American Stock Exchange
--------------------------                   -----------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title or Class)

                               Page 1 of 31 pages

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31. 1996 were $648,625.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant's Series A Common Stock as reported by the American Stock Exchange on March 18, 1997, was approximately $8,753,418. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

2,360,080  shares of Class A Common Stock outstanding on March 18, 1997
           100 shares of Class B Common Stock outstanding on March 18, 1997
--------------------------------------------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the registrant's Proxy Statement relating to the 1997 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 9, 10, 11 and 12.

         Transitional Small Business Disclosure Format
                  Yes [ ]  No [X]


                                                       Exhibit Index at page 29
                                                                 Total pages 31

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   ......................................................................4

         ITEM 1.           DESCRIPTION OF BUSINESS.............................4
         ITEM 2.           DESCRIPTION OF PROPERTY.............................8
         ITEM 3.           LEGAL PROCEEDINGS...................................8
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS....................................8

PART II  ......................................................................9

         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS.................................9
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION...............................11
         ITEM 7.           FINANCIAL STATEMENTS...............................14
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE...............................28

PART III .....................................................................28

         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                           AND CONTROL PERSONS; COMPLIANCE WITH
                           SECTION 16(a) OF THE EXCHANGE ACT..................28
         ITEM 10.          EXECUTIVE COMPENSATION.............................28
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT..............................28
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS.......................................28

PART IV  .....................................................................29

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K...................29

SIGNATURES....................................................................31

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

         Background. Arizona Land Income Corporation (the "Company") is a real estate investment trust organized as an Arizona corporation on March 10, 1988. On that same date, the Company issued 100 shares of the Company's Class B Common Stock to YSP Holdings, Inc., the Company's sponsor, in return for an initial capital contribution of $1,000. Operations of the Company commenced on June 13, 1988.

         In June of 1988, the Company began investing in first mortgage loans on unimproved real property located in the metropolitan Phoenix area. Such loans included mortgage loans secured or collateralized by first mortgages, first deeds of trust and real property subject to agreements for sale and subdivision trusts ("First Mortgage Loans"). From its inception until December 31, 1991, the Company purchased interests totaling $34,120,000 in twenty First Mortgage Loans. Since January 1, 1992, the Company has not purchased any additional interests in any First Mortgage Loans, and has had to institute foreclosure proceedings with respect to certain properties securing such loans. See "Investment Objectives and Criteria" below. See also Note 3 to the financial statements included in
Item 7 for additional information concerning the Company's First Mortgage Loans.

         The Company's goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders' net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During the 1996 fiscal year, the Company declared and paid two cash distributions. The first distribution of $.30 per share was paid on April 15, 1996 to shareholders of record on April 1, 1996. The second distribution of $1.00 per share was paid on December 16, 1996 to shareholders of record on December 2, 1996.

         Potential Dissolution. As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company's intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Company's Board of Directors possesses the discretion to
(i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company's Board of Directors determines that it is the Company's best interest to dispose of such investments; (ii) sell such First Mortgage Loans or real property on or about the dissolution date, in which case the sale proceeds in excess of monies owed by the Company to creditors will be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor (defined below) will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

         Qualification as a Real Estate Investment Trust. The Company has attained real estate investment trust ("REIT") status for all tax years since its inception, and management and the Company's Board of Directors believes that the Company has completed the necessary steps to permit the Company to elect, if it so chooses, REIT status for the tax year ended December 31, 1996. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) dividends paid to its shareholders. See Item 6 - Management's Discussion and Analysis or Plan of Operation.

         Generally, if the Company is to maintain its REIT status, it must: (i) restrict its investments principally to assets that produce interest from mortgage loans collateralized by real estate or which produce rental income;
(ii) pay out at least 95% of its taxable income (excluding capital gains) to its shareholders; (iii) pay taxes at corporate tax rates on capital gains or distribute at least 95% of capital gains as dividends to its shareholders; (iv) realize less than 30% of its gross income from the sale of certain securities and real estate assets (excluding real property acquired through the foreclosure proceeding) held for less than four years; (v) hold less than 10% of the voting securities of any single issuer; and (vi) have an independent manager or advisor for its assets. If the Company fails to maintain its status as a REIT, the Company would not be entitled to deduct from its federal taxable income (and not pay federal tax upon) dividends paid to shareholders.

         Investment Objectives and Criteria. In evaluating potential investments, the Company has historically considered such factors as: (i) the borrower's cash investment in the real property securing the First Mortgage Loan; (ii) the loan-to-value ratio of the First Mortgage Loan; (iii) the maturity date of the First Mortgage Loan; (iv) the appraised value, if any, or past purchase prices of the real property securing the First Mortgage Loan; (v) the existence, if any, of significant debt junior to the first lien; (vi) the potential that the real property will appreciate in value; (vii) the identity, financial strength and payment history (if any) of the borrower under the First Mortgage Loan; (viii) the growth, tax and regulatory environment of the communities in which the properties are or will be located; (ix) the location and condition of the real property; (x) the supply of, and demand for, properties of similar type in the vicinity; (xi) the prospects for liquidity through the sale or foreclosure of the real property; and (xii) such other factors that become relevant in the course of the Company's evaluation process.

         The Company's historical investment objective was to locate First Mortgage Loans which satisfied the foregoing investment criteria. Due to generally poor economic conditions in Arizona and in metropolitan Phoenix during the early 1990's, the Company has not acquired any additional First Mortgage Loans since 1989 (other than refinancings or restructuring of existing First Mortgage Loans). Although general economic and real estate market conditions in such areas have improved, the Company does not anticipate acquiring any additional First Mortgage Loans.


         Management Arrangements. The Company has no employees. The Company's affairs are managed by its non-salaried officers and Board of Directors. The Company and ALI Advisor,

Inc. (the "Advisor") entered into an advisory and servicing agreement (the "Advisory Agreement") at the time of the Company's incorporation. The Advisory Agreement has expired by its own terms; however, the Company and the Advisor have agreed to continue to operate as if the terms and conditions of the Advisory Agreement are still in effect.

         Pursuant to the Advisor's agreement with the Company, the Advisor is authorized to: (i) purchase First Mortgage Loans, subject to review and ratification by the Company's Board of Directors; (ii) serve as exclusive investment and financial advisor and provide research, economic and statistical data in connection with investments and financial policies; (iii) investigate, select and conduct relations with accountants, attorneys, brokers, investors, and others as necessary; (iv) maintain bank accounts and records deemed appropriate or requested by the Company's Board; (v) perform or obtain accounting and other services; (vi) collect and remit principal and interest payments due on the First Mortgage Loans; and (vii) perform such other services as set forth in the Advisory Agreement.

         The Company has agreed to pay the Advisor a servicing fee for servicing the Company's First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company's mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 1996 and 1995, the Company paid the Advisor a servicing fee of $53,425 and $52,582, respectively.

         The Company also agreed to pay the Advisor a management fee for aiding the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders' cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and will equal 30% of the Company's available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 1996 or 1995.

         The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company's First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 1996 or 1995.

         1996 Transactions and Loan Modifications. Set forth below is a review of the transactions and modifications which affect the First Mortgage Loans and which occurred during the 1996 fiscal year. The mortgage loan numbers referred to below are identifiers for those loans on the books and records of the Company. Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988 and in Notes 3 and 4 to the Company's financial statements set forth in Item 7 hereof.

         The Company had three land sales during the 1996 fiscal year, which in the aggregate generated a $137,860 gain on sale of property. The first resulted from the sale of a five-acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No. 17. This sale netted the Company $412,000 cash. The second sale was a three-acre parcel which had secured Loan No. 17. This sale netted the Company $273,000. The Company also sold a three-acre portion of its property located at 16th Street and Bell Road in Phoenix, Arizona. This property was acquired through foreclosure on Loan No. 10. The sale closed October 2, 1996, and netted the Company $691,000.

         In addition to the above-referenced three land sales, the Company has parcels of land resulting from foreclosure on Loan No. 17. All of these parcels are in escrow, currently scheduled to close in the second quarter of 1997. If such sales are consummated, the Company should receive $2,400,000 in cash; however, there can be no assurance that such sales will be consummated. In its endeavor to sell the property associated with Loan No. 17, the Company anticipates an expenditure of approximately $400,000 to $500,000 to fund additional planning/zoning requirements of the City of Phoenix and to access improvements required by the purchasers.

         In summary, the Company had three land sales during the 1996 fiscal year which produced $1,376,000 cash.

         During the second quarter of 1996, the Company received $78,631 as the payoff on Loan No. 17-2, which is associated with the sale of property received through foreclosure on Loan No. 17. During the third quarter of 1996, the Company received cash in payoffs for three of its loans. Loan No. 1, with a principal amount of $449,000, Loan No. 12, with a principal amount of $1,092,000, and Loan No. 20, with a principal amount of $128,000, were all paid off and cash was received. During the fourth quarter of 1996, the Company received $352,000 as a partial payoff on Loan No. 9, which is associated with the sale of property received through foreclosure on Loan No. 9. These collections were in addition to periodic collections of principal on other notes.

         Common Stock Purchases. On March 15, 1994, the Company's Board of Directors authorized the repurchase of shares of the Company's Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 249,920 shares of Common Stock including, 172,500 shares that were repurchased and retired during the 1996 fiscal year. The Company intends to continue to periodically make open market purchases of its Common Stock.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company's principal offices are located at the offices of Peacock, Hislop, Staley and Given ("PHS&G"), 2999 North 44th Street, Suite 100, Phoenix, Arizona, 85018. Messrs. Peacock, Hislop, Staley and Given are officers and/or directors of the Company, and Messrs. Peacock, Hislop and Staley are the shareholders of ALI Advisor. The Company does not pay for the use of PHS&G's facilities.

         Information regarding the status of real property acquired by the Company pursuant to the foreclosure of certain First Mortgage Loans is set forth in Note 4 to the Company's financial Statements contained in Item 7.

ITEM 3.           LEGAL PROCEEDINGS.

         None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


EXECUTIVE OFFICERS OF THE COMPANY.

         Barry W. Peacock, age 59, has served as the Company's President from its inception in 1988. Mr. Peacock is Chairman of the Board of Peacock, Hislop, Staley and Given ("PHS&G"), a position he has held since the inception of that Company in June 1989. Mr. Peacock served as a senior executive with Young, Smith & Peacock, Inc. ("YSP") from 1964 until June 1989, and most recently as Managing Director--Municipal Bonds.

         Larry P. Staley, age 54, has served as the Company's Vice President from the Company's inception. Mr. Staley is Vice-Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP, where he was employed from 1973 until he joined PHS&G in 1989.

         David W. Miller, age 48, has served as Secretary of the Company since his election to such office on September 22, 1988. Mr. Miller has served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company has two classes of common equity securities, Class A Common Stock and Class B Common Stock. All 100 shares of the Company's Class B Common Stock were purchased by YSP Holdings, Inc. ("YSP Holdings"), the Company's sponsor, in connection with the formation of the Company and are currently owned by YSP Holdings. The Company's Class B Common Stock is not traded on any exchange.

         On March 15, 1994, the Company's Board of Directors authorized the repurchase of shares of the Company's Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 249,920 shares of Common Stock including, 172,500 shares that were repurchased and retired during the 1996 fiscal year. The Company intends to continue to periodically make open market purchases of its Common Stock.

         The Company's Class A Common Stock is listed for trading on the American Stock Exchange ("AMEX"). As of March 18, 1997, there were approximately 79 holders of record of the Class A Common Stock. In the Company's estimation, based upon reliable information available to the Company, there are over 600 beneficial owners of the Company's Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 18, 1997 was $5.125 per share. The following table sets forth the high and low prices on AMEX of the Class A Common Stock for each quarterly period in 1995 and 1996 and the cash distributions paid per share of Class A Common Stock for such periods.

                                 Sales Price            Dividends/Distributions
                                 -----------             Declared Per Share of
Calendar Quarter            High            Low       Class A Common Stock(1)(2)
----------------            ----            ---       --------------------------
     1995
     ----
First Quarter               6 1/4         4 3/16                  .75
Second Quarter              5 1/4          4 1/2                 - 0 -
Third Quarter                 5           4 11/16                - 0 -
Fourth Quarter                5            4 3/4                 - 0 -
     1996
     ----
First Quarter                 6            4 3/4                  -0-
Second Quarter             5 5/16          4 7/8                  .30
Third Quarter               5 1/2          4 7/8                  -0-
Fourth Quarter              6 1/4         4 7/16                 1.00
         -----------------

(1)      See Note 7 to the financial statements included in Item 7.

(2) The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During the 1996 fiscal year, the Company declared and paid two cash distributions. The first distribution of $.30 per share was paid on April 15, 1996 to shareholders of record on April 1, 1996. The second distribution of $1.00 per share was paid on December 16, 1996 to shareholders of record on December 2, 1996.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.

RESULTS OF OPERATIONS

         Year Ended December 31, 1996 vs. 1995. The Company had net income of approximately $503,000 or $.20 per share of Class A Common Stock, for the year ended December 31, 1996, compared to net income of approximately $465,000 or $.18 per share of Class A Common Stock, for the year ended December 31, 1995. The increase in the net income for the year ended December 31, 1996, is primarily attributable to an increase in interest income as well as a decrease of $45,000 in property taxes. Interest income from First Mortgage Loans decreased to $476,000 in 1996 from to $480,000 in 1995. Gain on the sale of property decreased to $138,000 in 1996 from $204,000 in 1995.

         Income from temporary investments increased to $128,000 in 1996 compared to $64,000 in 1995 due to larger cash balances held by the Company. The Company had other income of $44,000 compared to other income of $50,000 in 1995. The other income received by the Company in 1996 and 1995 is primarily attributable to lease rentals on land received by the Company through foreclosure actions.

         The Company's expenses decreased in the aggregate to $283,000 in 1996, compared to $333,000 in 1995. This decrease of $50,000 is primarily attributable to decreases in porperty taxes.

         The Company did not record a loan loss reserve in 1996 because of the stabilization of the Phoenix real estate market.

         Net cash provided by operating activities was $508,000 in 1996 compared to net cash used in operating activities of $68,000 in 1995. Net cash provided by investing activities in 1996 and 1995 was $3,386,000 and $3,169,000, respectively. Net cash used in financing activities in 1996 and 1995 was $4,094,000 and $2,025,000, respectively.



OUTLOOK.

         Forward-Looking Statements. The following discussion contains forward-looking statements, as well as a discussion of risks and uncertainties that could affect the Company. Due to the risks and uncertainties, the Company's actual results may differ materially from the results discussed in the forward-looking statements.

         Real Estate Investment Outlook. Refinancing of the loan or sale of the underlying real property serves as a principal method for borrowers to repay mortgage loans on unimproved real property such as the Company's First Mortgage Loans. In Arizona in general, and in metropolitan Phoenix in particular, a number of factors have combined to negatively impact borrowers' ability to refinance their loans on unimproved real property or sell the underlying property during the early 1990's. First, the shortage of available financing for real estate development and improvement reduced the demand for unimproved real property, causing a lack of liquidity in the market for unimproved property. Second, real estate values in metropolitan Phoenix had been in decline and only recently have begun to stabilize. Third, the lack of liquidity and decline in values resulted in a large number of defaults on mortgage loans on unimproved real property. In turn, this resulted in the acquisition of large real estate portfolios by Arizona financial institutions. These financial institutions, some of which are under government supervision, have contributed to the illiquidity in the market by holding their portfolios for extended periods of time.

         The Company believes these and other factors have negatively impacted borrowers' ability to pay on their First Mortgage Loans. Because interest payments on First Mortgage Loans constitute the Company's primary source of income, borrowers' failure to pay on their First Mortgage Loans have had a significant adverse impact on the Company's operating results. In appropriate circumstances, the Company has modified a First Mortgage Loan at the request of the borrower. These modifications have included the deferral by the Company of principal due, the deferral of interest and, in certain instances, a decrease in the interest rate paid by the borrower. In other circumstances, the Company has instituted foreclosure and other legal proceedings to protect its interest in the First Mortgage Loan and the underlying property. As a result, the Company now owns, and is attempting to sell, a number of properties. See also Notes 3 and 4 to the financial statements, included in Item 7 for additional information concerning the Company's First Mortgage Loans and for information regarding properties held for sale.

         The Company believes that the market for unimproved real property in Phoenix has begun to improve as evidenced by the number of land sales for the Company during 1995 and 1996. The Company sold three parcels of land in 1996, and anticipates that additional parcels will be sold in 1997. However, no assurance can be made that such sales will occur.

         Potential Dissolution. As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company's intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Company's Board of Directors possesses the discretion to
(i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company's Board of Directors determines that it is the Company's best interest to dispose of such investments; (ii) sell such First Mortgage Loans or real property on or about the dissolution date, in which case the sale proceeds in excess of monies owed by the Company to creditors will be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loans is sold or repaid.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company believes that the funds generated from the payment of First Mortgage Loans as well as the sale of its properties will be sufficient to meet the Company's working capital requirements and to finance any additional investments. No other arrangements, such as lines of credit, have been made to obtain external sources of liquidity. However, the Company believes that such arrangements could be obtained by the Company, if necessary.

         The Company currently has no commitments for any material capital expenditures and does not anticipate any such expenditures in the foreseeable future.

DIVIDENDS.

         During the 1995 fiscal year, the Board declared one extraordinary cash distribution of $.75 per share, which was paid on April 18, 1995 to shareholders of record on March 31, 1995.

         During the 1996 fiscal year the Company declared and paid two extraordinary cash distributions. The first distribution was for $.30 per share and was paid on April 15, 1996 to shareholders of record on April 1, 1996. The second distribution was for $1.00 per share and was paid on December 16, 1996 to shareholders of record on December 1, 1996.

         In order for the Company to maintain its status as a qualified REIT, it must, among other requirements, pay out in the form of dividends at least 95% of its taxable income (excluding capital gains) to shareholders and must pay taxes at corporate tax rates on capital gains or distribute at least 95% of capital gains as dividends to shareholders. If the Company fails to maintain its status as a REIT, the Company would no longer be entitled to deduct from its federal taxable income (and not pay federal taxes on) dividends paid to shareholders.

Item 7.  FINANCIAL STATEMENTS



                                      INDEX


                                                                            Page



Report of Independent Public Accountants                                      15

Financial Statements-

   Balance Sheet - December 31, 1996                                          16

   Statements of Operations - For the Years Ended December 31,
     1996 and 1995                                                            17

   Statements of Stockholders' Equity - For the Years Ended
     December 31, 1996 and 1995                                               18

   Statements of Cash Flows - For the Years Ended December 31,
     1996 and 1995                                                            19

Notes to Financial Statements - December 31, 1996 and 1995                    20

        Certain schedules are omitted as the information is not required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Arizona Land Income Corporation:

We have audited the accompanying balance sheet of ARIZONA LAND INCOME CORPORATION (an Arizona corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Phoenix, Arizona,
   February 25, 1997.
                                       15

                         ARIZONA LAND INCOME CORPORATION


                                  BALANCE SHEET

                                DECEMBER 31, 1996





                                     ASSETS

ASSETS:
   Cash and cash equivalents                                     $    1,191,853
                                                                 --------------
   Investments-
     Accrued interest receivable                                        206,664
     Mortgage notes receivable (Note 4)                               4,363,668
     Investment in partnership                                          378,755
     Land held for sale (Note 5)                                     10,162,284
                                                                 --------------
                                                                     15,111,371
     Less- Reserve for losses                                        (1,513,953)
                                                                 --------------

                  Total investments, net                             13,597,418
                                                                 --------------

                                                                 $   14,789,271
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and other liabilities                        $       62,140
   Accrued property taxes                                                90,296
                                                                 --------------

                  Total liabilities                                     152,436
                                                                 --------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (Notes 1 and 8):
   Class A common stock, $.10 stated value, 10,000,000 shares
     authorized, 2,360,080 shares issued and outstanding                236,008
   Class B common stock, $.10 stated value, 10,000 shares
     authorized, 100 shares issued and outstanding                           10
   Additional paid-in capital                                        23,791,072
   Distributions in excess of earnings                               (9,390,255)
                                                                 --------------

                  Total stockholders' equity                         14,636,835
                                                                  --------------

                                                                 $   14,789,271
                                                                 ==============

       The accompanying notes are an integral part of this balance sheet.

                         ARIZONA LAND INCOME CORPORATION


                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                      1996              1995
                                                                                  -------------    ---------
INCOME:
   Interest on mortgages                                                          $     476,215    $     480,269
   Interest on temporary investments                                                    128,194           63,619
   Other income                                                                          44,216           50,327
                                                                                  -------------    -------------

                  Total income before sale of properties                                648,625          594,215
                                                                                  -------------    -------------


EXPENSES:
   Property taxes                                                                       106,476          151,118
   Professional services                                                                 61,849           52,700
   Advisory fees to related party (Note 6)                                               53,425           52,582
   Administration and general                                                            32,874           45,351
   Directors' fees                                                                       23,200           27,400
   Interest expense                                                                       5,287            3,761
                                                                                  -------------    -------------

                  Total expenses before sale of properties                              283,111          332,912
                                                                                  -------------    -------------


INCOME BEFORE GAIN ON SALE OF PROPERTIES                                                365,514          261,303

GAIN ON SALE OF PROPERTIES, net                                                         137,860          204,079
                                                                                  -------------    -------------

NET INCOME                                                                        $     503,374    $     465,382
                                                                                  =============    =============

INCOME PER COMMON SHARE                                                              $   .20           $  .18
                                                                                     =======           ======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                                        2,521,160        2,534,686
                                                                                  =============    =============

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION


                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                           Common Stock             Additional        Distributions       Total
                                      ------------------------        Paid-in           in Excess      Stockholders'
                                        Shares       Amount           Capital          of Earnings        Equity
                                      -----------  -----------    --------------     -------------     --------------
Balance, December 31, 1994              2,562,180  $   256,218    $   24,708,118     $  (5,177,220)    $   19,787,116

     Dividends paid                            -            -                 -         (1,899,435)        (1,899,435)
     Purchase and retirement of
       Class A common stock               (29,500)      (2,950)         (122,948)               -            (125,898)

     Net income                                -            -                 -            465,382            465,382
                                      -----------  -----------    --------------     -------------     --------------

Balance, December 31, 1995              2,532,680      253,268        24,585,170        (6,611,273)        18,227,165

     Dividends paid                            -            -                 -         (3,282,356)        (3,282,356)
     Purchase and retirement of
       Class A common stock              (172,500)     (17,250)         (794,098)               -            (811,348)

     Net income                                -            -                 -            503,374            503,374
                                      -----------  -----------    --------------     -------------     --------------

Balance, December 31, 1996              2,360,180  $   236,018    $   23,791,072     $  (9,390,255)    $   14,636,835
                                      ===========  ===========    ==============     =============     ==============

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                    1996              1995
                                                                                -------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $     503,374    $      465,382
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities-
       Gain on sale of properties                                                    (137,860)         (204,079)
       Accretion of loan discounts                                                         -               (885)
       Changes in certain assets and liabilities affecting operating activities-
           Decrease in other assets, net                                               64,418            19,019
           (Increase) decrease in accrued interest receivable                          96,815          (127,672)
           Increase (decrease) in accounts payable and other liabilities              (33,271)           25,615
           Increase (decrease) in accrued property taxes                               14,437          (245,265)
                                                                                -------------    --------------

                  Net cash provided by (used in) operating activities                 507,913           (67,885)
                                                                                -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Partnership investments                                                            (72,000)          (80,000)
   Principal payments received under mortgage notes receivable                      2,360,026           279,802
   Proceeds from sales of properties                                                1,375,610         2,968,972
   Land improvements                                                                 (284,064)               -
   Purchase of bonds                                                                 (906,959)               -
   Proceeds from redemption of bonds                                                  913,674                -
                                                                                -------------    -------------

                  Net cash provided by investing activities                         3,386,287         3,168,774
                                                                                -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                                            (3,282,356)       (1,899,435)
   Repurchase of Class A common stock                                                (811,348)         (125,898)
                                                                                -------------    --------------

                  Net cash used in financing activities                            (4,093,704)       (2,025,333)
                                                                                -------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (199,504)        1,075,556

CASH AND CASH EQUIVALENTS, beginning of year                                        1,391,357           315,801
                                                                                -------------    --------------

CASH AND CASH EQUIVALENTS, end of year                                          $   1,191,853    $    1,391,357
                                                                                =============    ==============


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   New mortgages related to sales of properties                                 $          -     $    3,289,340


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                                $       5,287    $        3,761

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996




(1)   ORGANIZATION AND OPERATIONS:

Arizona Land Income Corporation (the Company) was incorporated in the State of Arizona on March 10, 1988 as a wholly owned subsidiary of YSP Holdings, Inc. and completed an initial public offering on June 13, 1988. The net proceeds of the initial public offering of $25,808,600 were used to acquire and originate mortgage loans secured by unimproved real property located in the Phoenix metropolitan area. The Company has two classes of common stock, Class A and Class B. The Class A shares are listed for trading on the American Stock Exchange.

The current capitalization of the Company and minimal cash flow requirements afford the Company the ability to hold the properties and to finance future sales with a cash downpayment and terms.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Cash and Cash Equivalents

Investments with an original maturity of less than 90 days when purchased are considered cash equivalents. At December 31, 1996, cash equivalents consist of reverse repurchase agreements in U.S. Treasury Notes of $1,194,000, which matured in January of 1997.

         Mortgage Notes Receivable

Mortgage notes receivable are presented at cost in the accompanying balance sheet. It is the Company's policy to discontinue the accrual of interest for notes in default as of the default date. In management's opinion, mortgage notes receivable are stated at amounts not in excess of net realizable value.

         Investment in Partnership

During 1991, the Company purchased a 21.6% limited partnership interest in Pinnacle Peak Office/Resort Investors, the borrower on Loan 1. The Company's semi-annual contributions are netted with the portion of interest income related to the Company's ownership of Pinnacle Peak Office/Resort Investors. The net amount invested in 1996 and 1995 was $64,448 and $66,675, respectively. Additionally, the Company has a commitment to fund $66,166 of additional, noninterest bearing subscriptions.

         Revenue Recognition

Revenue from land sales is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sale of Real Estate, when the parties to the sale are bound by the terms of a contract, an adequate downpayment is received, a reasonable likelihood exists that any related receivable will be collected and all conditions precedent to the closing have been performed.

         Income Taxes and REIT Status

The Company has elected treatment as a real estate investment trust (REIT) under Internal Revenue Code Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct and not pay income taxes on distributions made to shareholders. This distribution deduction must be at least 95% of the REIT's taxable income. For all years presented, the Company has met the 95% distribution requirement. Therefore, no income tax provision is included in the accompanying financial statements.

For income tax purposes, certain expenses (principally related to reserves for losses) for financial reporting purposes are not allowed as tax deductions until realized upon sale of the property. In addition, the Company may take certain deductions related to their investment in Pinnacle Peak Office/Resort Investors (see Note 2) that are not allowed for book purposes. Accordingly, 1996 taxable income totaled approximately $474,000 and the taxable loss for 1995 was approximately $435,000. Net operating losses for federal income tax purposes available to offset future taxable income totaled $1,800,000 at December 31, 1996, and all benefits from these losses will expire through 2010.

         Income Per Common Share

Income per common share is computed based upon the weighted average number of shares of common stock outstanding during the year. There are no stock options, warrants or other common stock equivalents.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         Long-Lived Assets

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was adopted by the Company in fiscal 1996, and did not have a material effect on the Company's financial position or its results of operations.

(3)   CONCENTRATIONS OF CREDIT RISK:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of short-term investments and mortgage notes receivable.

The Company's short-term investments are in high-quality  securities placed with
a  major  bank.  The  Company's   investment   policy  limits  its  exposure  to
concentrations of credit risk.

The Company's mortgage notes receivable result primarily from the sale of property to a broad base of borrowers although several loans are a significant portion of total assets (see Note 4).

(4)   MORTGAGE NOTES RECEIVABLE:

Management determines the rate and related terms on its individual mortgage notes receivable based on the underlying collateral, the quality of the borrower, and the down payment received. The majority of the mortgage notes receivable outstanding at December 31, 1996, were originated within the last 2-4 years and in management's opinion, the factors used to determine the rates and related terms have not changed significantly. Based on this, management believes that the fair market values of its mortgage notes receivable approximate their carrying amounts. As of December 31, 1996, the majority of the loans are current, and all noncurrent loans are stated at amounts not in excess of net realizable value. Therefore, no additional adjustment for impairment is necessary.

Mortgage notes receivable consist of the following at December 31, 1996:

                                                                                                  The Company's
                                                                                                  Participation
                                                                                                  Interest as a       The Company's
  Original                              Stated          Final                                     % of Current      Participation at
    Loan      Collateral, Property     Interest       Maturity              Periodic                Principal         December 31,
   Number        Location and Size       Rate           Date              Payment Terms              Balance              1996
-----------   ----------------------  -----------  -------------  ---------------------------  -----------------    ----------------

    3)        70 acres - West side          8.25%     08/05/04    On October 29,1996, the                 76.36%    $    563,456
              of Hawes Road                                       loan was modified for
              (84th Street) - 1/2                                 the borrower to make
              mile north of                                       monthly interest and
              Thomas Road -                                       principal payments of
              Mesa, Arizona                                       $15,000 until the 1996
                                                                  annual payment of
                                                                  $125,550 is paid in  full.
                                                                  Interest    on the   modified
                                                                  payments is accruing at 11%.
                                                                  On January 29, 1997, another
                                                                  modification was made to
                                                                  further change the payment
                                                                  schedule to biweekly interest
                                                                  and principal payments of
                                                                  $5,000 until the 1996 payment
                                                                  is paid in full. Interest is
                                                                  accruing at 15% on this second
                                                                  modification. Loan is current
                                                                  according to this latest
                                                                  modification.

    5)        18.8 acres - 1/2              9.00%     02/01/99    Semi-annual principal                     100%         621,664
              mile east of Pima                                   payments of $25,000 plus
              Road and 1/4 mile                                   accrued interest through
              South of Bell Road -                                August 1, 1998.  Balloon
              Scottsdale, Arizona                                 payment consisting of
                                                                  the unpaid principal plus
                                                                  accrued interest due
                                                                  February 1, 1999.  Loan
                                                                  is current.

    6)        29 lots in Hidden            9.00%-     03/15/97    Multiple borrowers                      85.29%         155,120
              Valley Ranch, Pinal          12.30%     07/01/05    (37) - monthly payments
              County, Arizona.                                    of principal and interest
              12 parcels in either                                of varying payment
              Bellflower Ranch                                    amounts.  Certain of
              or Butterfield Ranch                                these loans are in default.
              in Cochise County,
              Arizona

    9)        19.29 acres - Southwest       7.50%     03/30/02    Annual payments of                      81.35%         337,887
              corner of Union Hills                               principal and interest
              Drive and 91st Avenue -                             of $83,221.  Loan is
              Peoria, Arizona                                     current.

                                                                                                  The Company's
                                                                                                  Participation
                                                                                                  Interest as a       The Company's
  Original                              Stated          Final                                     % of Current      Participation at
    Loan      Collateral, Property     Interest       Maturity              Periodic                Principal         December 31,
   Number        Location and Size       Rate           Date              Payment Terms              Balance              1996
-----------   ----------------------  -----------  -------------  ---------------------------  -----------------    ----------------

   15)        50.85 acres - South of        8.00%     08/30/00    Quarterly payments of                     100%          566,322
              the Southwest Corner                                principal and interest of
              of Hawes and Brown                                  $18,700 through May 30,
              Road - Mesa, Arizona                                2000.  Balloon payment
                                                                  consisting of the unpaid
                                                                  principal plus accrued
                                                                  interest due August 30,
                                                                  2000.  Loan is current.

   16)        20 acres - West side          9.00%     09/12/02    Annual payments of                        100%          202,649
              of I-17; approximately                              principal and interest
              2-3/4 miles north of                                of $20,583 through
              Happy Valley Road -                                 September 12, 2001.
              Maricopa County,                                    Balloon payment
              Arizona                                             consisting of unpaid
                                                                  principal plus accrued
                                                                  interest due September 12,
                                                                  2002.  Loan is current.

   17-1)      .95 acres (lot 6, Phoenix     9.00%     03/01/08    Monthly payments                          100%           55,846
              International Science                               of principal and
              Center) I-17 and Deer                               interest of $659.
              Valley Road, Phoenix,                               Loan is current.
              Arizona

   17-3)      2.11 acres (lots 4 and 5,     8.00%     04/15/08    Monthly payments                          100%           89,575
              Phoenix International                               of principal and
              Science Center), I-17 and                           interest of $993.
              Deer Valley Road,                                   Loan is current.
              Phoenix, Arizona

   18)        153.63 acres - Southwest      7.00%     03/27/10    Annual payments of                        100%        1,771,149
              Corner of Pecos Road                                principal and interest
              and Val Vista Drive -                               of $144,258 through
              Maricopa County,                                    March 27, 2009.  Balloon
              Arizona                                             payment consisting of
                                                                  unpaid principal plus
                                                                  accrued interest due
                                                                  March 27, 2010.  Loan
                                                                  is current.

                                                                                                                     ------------
                                                                                                                     $  4,363,668
                                                                                                                     ============

Scheduled principal repayments of mortgage notes receivable at December 31, 1996 are as follows:

                 Year                                  Amount
               --------                           --------------

               1997                               $      286,260
               1998                                      251,846
               1999                                      726,254
               2000                                      639,719
               2001                                      174,854
               Thereafter                              2,284,735
                                                  --------------
                                                  $    4,363,668
                                                  ==============

(5)   LAND HELD FOR SALE:

The Company has received land as a result of foreclosures on several loans. Interest accrual ceases at the date of default. The mortgage receivable balance, related accrued interest and foreclosure costs are transferred to land held for sale at cost on the date the title is transferred. In management's opinion, land held for sale is stated at amounts not in excess of net realizable value.

The following land is owned by the Company at December 31:

   Original                                                                  The Company's
     Loan                                                                    Participation
    Number                                                                     Interest                 1996
   --------                                                                  -------------        --------------

     2)         33.5 acres - Queen Creek and Gilbert
                Roads - Chandler, Arizona.                                        91.15%          $      982,296

     3)         635 acres - Section 9, Township
                6 South Range 3 East of the Gila and
                Salt River Base and Meridian -
                Pinal County, Arizona.                                            76.36%                 925,691

     6)         354.5 acres - Southwest corner of
                Warner and Sossaman Roads -
                Maricopa County, Arizona.                                         85.29%               3,023,531

                57 acres - Pinal County.                                          85.29%                 100,648

    10)         14.47 acres - Southwest corner
                Bell Road and 16th Street -
                Phoenix, Arizona.                                                 80.00%               1,499,226

    11)         8.4 acres - Corner of 95th and Olive
                Avenues - Peoria, Arizona.                                       100.00%                 693,565

   Original                                                                  The Company's
     Loan                                                                    Participation
    Number                                                                     Interest                 1996
   --------                                                                  -------------        --------------
    17)         16.411 acres - Southwest corner of
                I-17 and Deer Valley Road -
                Phoenix, Arizona.                                                100.00%               2,029,954

    19)         9.11 acres - Lots 4, 5, and 7, Paradise
                Valley Auto Park at 20th Street and
                Bell Road - Phoenix, Arizona.                                    100.00%                 907,373
                                                                                                  --------------

                                                              Total                               $   10,162,284
                                                                                                  ==============

(6)   RELATED PARTY TRANSACTIONS:

The Company is a party to the following agreements with affiliates:

          Affiliate                                 Agreement
     -----------------------    ------------------------------------------------

     ALI Advisor, Inc.          Management  fees of 30% of  available  cash,  as
                                defined,  will be paid in any  quarter  when the
                                cumulative  return to  investors is in excess of
                                12.7%.  A servicing fee for  servicing  loans of
                                1/16 of 1% of total assets, as defined,  will be
                                paid  quarterly.  In  addition,   certain  other
                                overhead expenses will also be paid.

     PHS Mortgage, Inc.         All loans made  after the  initial  purchase  at
                                June 13, 1988 have been originated by the mortgage company and origination fees were paid by the borrowers.

     Peacock, Hislop, Staley    The Company utilizes PHS&G on certain investment
     & Given (PHS&G)            transactions  involving excess cash. No fees are
                                paid for such services.

(7)   DIVIDENDS PAID:

Distributions related to Class A dividends for 1996 are as follows:

                                                      Amount
Date Declared    Record Date        Date Paid        Per Share      Total Amount
-------------    -----------     -------------     -------------    ------------

     03/21/96       04/01/96        04/15/96           $  .30         $  759,774
     10/28/96       12/02/96        12/16/96             1.00          2,522,582
                                                       ------         ----------

                                                       $ 1.30         $3,282,356
                                                       ======         ==========

Approximately 15% of the dividends per share in 1996 represent distributions of ordinary taxable income. The remaining distributions represent a return of capital or capital gain income.

Distributions related to Class A dividends for 1995 are as follows:

                                                      Amount
Date Declared    Record Date        Date Paid        Per Share      Total Amount
-------------    -----------     -------------     -------------    ------------

     03/23/95       03/31/95        04/18/95            $ .75         $1,899,435
                                                        =====         ==========

Dividends per share in 1995 represent a return of capital or capital gain income.

(8)   RETIREMENT OF CLASS A COMMON STOCK:

During 1996, the Company paid $811,348 to repurchase 172,500 shares of its Class A common stock which were then retired. In addition, during 1995 the Company paid $125,898 to repurchase 29,500 shares of its Class A common stock which were then retired.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information responsive to this item is incorporated herein by reference to the "Information Concerning Directors and Nominees" section contained in the Company's Proxy Statement relating to its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "1997 Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-KSB Report, the Company's 1997 Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at Part I of this Report.

         No disclosure is required with respect to Item 405 of Regulation S-B, "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.          EXECUTIVE COMPENSATION.

         The Company did not compensate its executive officers for their services in the fiscal year ending December 31, 1996. Additional information responsive to this item is incorporated herein by reference to the "Executive Compensation" section of the Company's 1997 Proxy Statement.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Information concerning the Class A Common Stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock is incorporated herein by reference to the "Security Ownership of Principal Shareholders and Management" section of the Company's 1997 Proxy Statement.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information responsive to this item is incorporated herein by reference to the "Certain Transactions and Relationships" section of the Company's 1997 Proxy Statement.

                                     PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II.

Financial Statements.

                                                                                                Page or
                                                                                            Method of Filing
                                                                                            ----------------
Report of Independent Public Accountants                                                        Page 15
Financial Statements:
         Balance Sheets - December 31, 1996                                                     Page 16
         Statements of Operations - For the Years Ended December                                Page 17
         31, 1996 and 1995
         Statements of Stockholders' Equity - For the Years Ended                               Page 18
         December 31, 1996 and 1995
         Statements of Cash Flows - For the Years Ended December                                Page 19
         31, 1996 and 1995
         Notes to Financial Statements - December 31, 1996 and                                  Page 20
         1995

(a)      Exhibits.

    Exhibit                                                                                        Page or
    Number       Description                                                                   Method of Filing
    ------       -----------                                                                   ----------------
      3-A        Articles of Incorporation of the Company, as amended.                       Incorporated by
                                                                                             Reference to Exhibit
                                                                                             3-A to Amendment
                                                                                             No. 3 to S-18 No.
                                                                                             33-20625.

      3-B        Bylaws of the Company, as amended.                                          Incorporated by
                                                                                             Reference to Exhibit
                                                                                             3-B to Amendment
                                                                                             No. 3 to S-18 No.
                                                                                             33-20625.

    Exhibit                                                                                        Page or
    Number       Description                                                                   Method of Filing
    ------       -----------                                                                   ----------------
    * 10-A       June 13, 1988 Advisory and Servicing Agreement                              Incorporated by
                 between ALI Advisor, Inc. and the Company.                                  Reference to Exhibit
                                                                                             10-A to the Company's
                                                                                             Annual Report on Form
                                                                                             10-K for the year
                                                                                             ended December 31,
                                                                                             1988.

     10-B        January 17, 1989 Stock Purchase and Sale Agreement                          Incorporated by
                 between Young, Smith & Peacock Holdings, Inc.,                              reference from the
                 Young, Smith & Peacock, Inc., Barry W. Peacock,                             Company's Report on
                 Thomas R. Hislop and Larry P. Staley.                                       Form 8-K dated
                                                                                             January 30, 1989.

     10-C        Modification of Loan Document dated July 21, 1990,                          Incorporated by
                 between ALI Advisor, Inc. and Pinnacle Peak                                 reference to Exhibit
                 Office/Resort Investors Limited Partnership, an                             10-E to the Company's
                 Arizona limited partnership (Loan 1).                                       Annual Report on Form
                                                                                             10-K for the year
                                                                                             ended December 31,
                                                                                             1990 (the "1990 Form
                                                                                             10-K").

     10-D        Modification of Loan Documents dated July 1, 1990,                          Incorporated by
                 between ALI Advisor, Inc. and North Scottsdale                              reference to Exhibit
                 Horseman's Park Limited Partnership III, an Arizona                         10-F to the 1990 Form
                 limited partnership (Loan 5b).                                              10-K.

   * 10-E(1)     Indemnification Agreement dated May 12, 1992                                Incorporated by
                 between Arizona Land Income Corporation and Robert                          Reference to Exhibit
                 Blackwell.                                                                  10-L to the Company's
                                                                                             Annual Report on Form
                                                                                             10-K for the year
                                                                                             ended December 31,
                                                                                             1993.

   * 10-E(2)     Indemnification Agreement dated October 1, 1991                             Incorporated by
                 between Arizona Land Income Corporation and Burton                          reference to the
                 Freireich.                                                                  Company's Annual
                                                                                             Report on Form 10-K
                                                                                             for the year ended
                                                                                             December 31, 1994.

     24          Powers of Attorney                                                          See Signature Page

     27          Financial Data Schedule                                                     Filed Herewith

         * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

(b)      Reports on Form 8-K

         During the last quarter of 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1997.

                                        ARIZONA LAND INCOME CORPORATION


                                        By:  /s/ Thomas R. Hislop
                                           -------------------------------------
                                                 Thomas R. Hislop
                                                 Vice President and
                                                 Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry W. Peacock, Thomas R. Hislop and Larry P. Staley, and each of them, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                   Title                                          Date
---------                                   -----                                          ----
/s/ Barry W. Peacock                        President                                      March 31, 1997
-------------------------------------------
Barry W. Peacock

/s/ Thomas R. Hislop                        Chairman of the Board, Vice President,         March 31, 1997
-------------------------------------------
Thomas R. Hislop                            Treasurer, Chief Executive Officer and
                                            Chief Financial Officer

/s/ Larry P. Staley                         Vice President                                 March 31, 1997
-------------------------------------------
Larry P. Staley

/s/ Robert Blackwell                        Unaffiliated Director                          March 31, 1997
-------------------------------------------
Robert Blackwell

/s/ Burton P. Freireich                     Unaffiliated Director                          March 31, 1997
-------------------------------------------
Burton P. Freireich