Form 10QSB
period 1997-03-31
ARIZONA LAND INCOME CORP
filed 1997-05-20
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              March 31, 1997
                               -------------------------------------------------

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

Yes   X     No
    -----     -----

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

         As of May 20, 1997, there were 2,360,080 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents
                                -----------------


                                                                            Page

Part I

Item 1.  Financial Statements..................................................3

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ....................7


Part II

Item 1.  Legal Proceedings ....................................................8

Item 2.  Changes in Securities ................................................8

Item 3.  Defaults upon Senior Securities ......................................8

Item 4.  Submission of Matters to a Vote of
             Security Holders .................................................8

Item 5.  Other Information ....................................................8

Item 6.  Exhibits and Reports on Form 8-K .....................................8


Signatures ....................................................................8

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                            March 31, 1997   December 31,
                                                              (Unaudited)        1996
                                                            ---------------  ------------
Assets
              Cash and temporary investments                 $  1,236,436    $  1,191,853
                                                             ------------    ------------
              Investments -
              Accrued interest receivable                         119,287         206,664
              Mortgages receivable                              4,292,143       4,363,668
              Investment in partnership                           378,755         378,755
              Land held for sale                               10,349,264      10,162,284
                                                             ------------    ------------
                                                               15,139,449      15,111,371
              Less - Reserve for losses                        (1,513,953)     (1,513,953)
                                                             ------------    ------------
                   Total investments, net                      13,625,496      13,597,418
                                                             ------------    ------------
              Total assets                                   $ 14,861,932    $ 14,789,271
                                                             ============    ============

Liabilities
              Accounts payable and other liabilities               54,381          62,140
              Accrued property taxes                               99,196          90,296
                                                             ------------    ------------


              Total liabilities                                   153,577         152,436
                                                             ------------    ------------

Stockholders' Equity
              Common stock-Class A                                236,008         236,008
              Common stock-Class B                                     10              10
              Additional paid-in capital                       23,791,072      23,791,072
              Distributions in excess of income                (9,318,735)     (9,390,255)
                                                             ------------    ------------

              Total stockholders' equity                       14,708,355      14,636,835
                                                             ------------    ------------

              Total liabilities and stockholders' equity     $ 14,861,932    $ 14,789,271
                                                             ============    ============

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    Three months ended            Three months ended
                                                      March 31, 1997                  March 31, 1996
                                                    --------------------          ------------------
Income
     Interest on mortgages                             $   101,101                    $   125,232
     Interest on temporary investments                      18,986                         18,261
     Farm lease income                                      10,159                         10,054
                                                       -----------                    -----------

     Total income                                          130,246                        153,547
                                                       -----------                    -----------

Expenses
     Interest expense                                        1,747                          3,914
     Professional services                                  23,631                         27,361
     Advisory fee                                           10,192                         12,458
     Administration and general                              8,456                         16,932
     Directors' fees                                         5,800                          5,800
     Property taxes                                          8,900                         38,795
                                                       -----------                    -----------

     Total expenses                                         58,726                        105,260
                                                       -----------                    -----------


     Net income                                        $    71,520                    $    48,287
                                                       ===========                    ===========


Earnings per common share                                    $0.03                          $0.02
                                                       ===========                    ===========

Weighted average number of
   shares of common stock outstanding                    2,360,080                      2,532,580
Dividends declared per share                                 $0.00                          $0.30

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  Three months ended      Three months ended
                                                                                  March 31, 1997          March 31, 1996
                                                                                  --------------          --------------
Cash Flows from Operating Activities:

   Net income                                                                       $    71,520           $     48,287
   Adjustments to reconcile net income to net cash provided by operating activities-
         Decrease in accrued interest receivable                                         87,377                163,254
         Increase in accounts payable and other liabilities                               1,141                 33,306
         Decrease in other assets                                                             -                  3,529
                                                                                    -----------           ------------

           Net cash provided by operating activities                                    160,038                248,376
                                                                                    -----------           ------------


Cash Flows from Investing Activities:
   Cash payments for assessments on land held for sale                                 (186,980)              (166,090)
   Principal payments received under mortgages                                           71,525                158,324
                                                                                    -----------           ------------

           Net cash used in investing activities                                       (115,455)                (7,766)
                                                                                    ------------          -------------

Cash Flows from Financing Activities:
   Purchase of investment in partnership                                                      -                (40,000)
                                                                                    -----------           -------------

           Net cash used in financing activities                                              -                (40,000)
                                                                                    -----------           -------------


Increase in Cash and Temporary Investments                                               44,583                200,610

   Cash and temporary investments - beginning of period                               1,191,853              1,391,357
                                                                                    -----------           ------------
   Cash and temporary investments - end of period                                   $ 1,236,436           $  1,591,967
                                                                                    ===========           ============

Schedule of Non-Cash Investing and Financing Activities:
   Dividends declared in excess of dividends paid                                             -                759,869

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period for:
           Interest                                                                 $     1,747           $      3,914

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                 March 31, 1997


Note 1 Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.


Note 2 The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 1996 through March 31, 1996, and January 1, 1997 through March 31, 1997.

         For the quarter ended March 31, 1997, the Company had total income of $130,000 compared to $153,000 for the quarter ended March 31, 1996. This decrease was primarily attributable to a decrease in interest on mortgages from $125,000 to $101,000, which resulted from a reduction in the Company's portfolio.

         The Company expenses decreased to approximately $59,000 during the first quarter of fiscal 1997 from approximately $105,000 in the first quarter of fiscal 1996. This decrease is primarily attributable to a decrease of $8,500 in administrative and general expenses, and a decrease of $30,000 in property taxes.

         The Company reported net income of $72,000 for the quarter ended March 31, 1997, compared to $48,000 for the quarter ended March 31, 1996.

         For the operating period of January 1, 1997 through March 31, 1997, cash flow provided by operating activities totaled $160,000 and consisted of $87,000 from a decrease in accrued interest and an increase of $1,000 in accounts payable and other liabilities plus net income.

         For the operating period of January 1, 1997 through March 31, 1997, cash flow used in investing activities totaled $115,000 and consisted of $72,000 of principal payments received on its mortgage portfolio offset by $187,000 paid pursuant to an agreement on one of its properties.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. The Company is required to adopt the new standard in its fiscal year 1997 financial statements. All prior-period EPS information, including interim EPS, is required to be restated at that time; however, because of the simple capital structure of the Company, SFAS 128 is not exkpected to have a material impact on the Company's reported EPS, and on a pro forma basis would not have changed EPS in either the first quarter of 1997 or in 1996.

         Adverse market conditions negatively affected real estate values in the Southwest during the early 1990's resulting in a decline in real estate values and an increase in mortgage defaults. The Southwest real estate market has begun to improve and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances. Nonetheless, the Company will continue to vigorously assert any and all its legal rights in the event of a default.

         The Company had no land sales during the first quarter of 1997 but, as of the date of this report, the Company has completed three land sales during the second quarter of 1997. The first sale resulted from the sale of a 15 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No. 10. This sale netted the Company $1,086,000 cash and a note receivable totaling $965,000. The second sale was an 8 acre parcel which had secured Loan No. 17 and was received through foreclosure by the Company. This sale netted the Company $949,000 cash. The third sale was a 3.36 acre parcel of property which the Company acquired through foreclosure on Loan No. 17. This sale netted the Company $623,000 cash.

         In addition to the above-referenced three land sales, the Company has sales pending for two parcels of land which the Company obtained as a result of the foreclosure on Loan No. 17. Both of these parcels are in escrow and are scheduled to close in the second and third quarters of 1997. If such sales are consummated, the Company should receive $900,000 in cash or notes receivable, however, there can be no assurance that such sales will be consummated.

         The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

         As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intends to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 20, 1997, the Board has not made a decision regarding the dissolution of the Company.

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


                                                 ARIZONA LAND INCOME CORPORATION
                                                 (S) Thomas R. Hislop



       May 20, 1997
------------------------                         -------------------------------
Date                                             Thomas R. Hislop
                                                 Vice President and
                                                 Chief Financial Officer
                                        8