Form 10QSB
period 1997-06-30
ARIZONA LAND INCOME CORP
filed 1997-08-12
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended              June 30, 1997
                               -------------------------------------------------

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

Yes   N/A   No
    ------    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 11, 1997, there were 2,360,080 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents
                                -----------------


                                                                            Page
                                                                            ----

Part I
------

Item 1.  Financial Statements ................................................3

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................7


Part II
-------

Item 1.  Legal Proceedings....................................................8

Item 2.  Changes in Securities................................................8

Item 3.  Defaults upon Senior Securities .....................................8

Item 4.  Submission of Matters to a Vote of
             Security Holders.................................................8

Item 5.  Other Information....................................................8

Item 6.  Exhibits and Reports on Form 8-K.....................................8


Signatures....................................................................8

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                        June 30, 1997    December 31,
                                                         (Unaudited)        1996
                                                         -----------     ------------

Assets
              Cash and temporary investments             $  4,013,385    $  1,191,853
                                                         ------------    ------------

              Investments -
              Accrued interest receivable                     137,806         206,664
              Mortgages receivable                          5,191,495       4,363,668
              Investment in partnerships                      378,755         378,755
              Accounts receivable                              25,901            --
              Land held for sale                            7,127,920      10,162,284
                                                         ------------    ------------
                                                           12,861,877      15,111,371
              Less - Reserve for losses                    (1,513,953)     (1,513,953)
                                                         ------------    ------------
                   Total investments, net                  11,347,924      13,597,418
                                                         ------------    ------------
              Total assets                               $ 15,361,309    $ 14,789,271
                                                         ============    ============

Liabilities

              Accounts payable and other liabilities     $     49,804    $     62,140
              Accrued property taxes                           71,745          90,296
                                                         ------------    ------------


              Total liabilities                               121,549         152,436
                                                         ------------    ------------

Stockholders' Equity
              Common stock-Class A                            236,008         236,008
              Common stock-Class B                                 10              10
              Additional paid-in capital                   23,791,072      23,791,072
              Distributions in excess of income            (8,787,330)     (9,390,255)
                                                         ------------    ------------

              Total stockholders' equity                   15,239,760      14,636,835
                                                         ------------    ------------

              Total liabilities & stockholders' equity   $ 15,361,309    $ 14,789,271
                                                         ============    ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Three months      Three months      Six months        Six months
                                                         ended            ended             ended             ended
                                                     June 30, 1997     June 30, 1996    June 30, 1997     June 30, 1996
                                                     -------------     ------------     -------------     -------------
Revenue
     Interest on Mortgages                           $       78,658    $    137,627       $    179,759     $      262,859
     Interest on Temporary Investments                       42,051          17,464             61,037             35,725
     Farm Lease Income                                       13,319          11,054             23,478             21,108
                                                     --------------    ------------       ------------     --------------


     Total revenue before sale of properties                134,028         166,145            264,274            319,692
                                                     --------------    ------------       ------------     --------------

Expenses
     Interest Expense                                             -               -              1,747              3,914
     Professional Services                                   12,634          22,250             36,265             49,611
     Advisory Fee                                            10,235          12,509             20,427             24,967
     Administration and General                              10,363          12,378             18,819             29,310
     Directors' Fees                                          5,000           5,800             10,800             11,600
     Property Taxes                                           8,900          38,795             17,800             77,590
                                                     --------------     -----------       ------------     --------------

     Total expenses                                          47,132          91,732            105,858            196,992
                                                     --------------     -----------       ------------     --------------

     Income before gain on sale of properties                86,896          74,413            158,416            122,700
     Gain on sale of properties                             444,509               -            444,509                  -
                                                     --------------     -----------       ------------     --------------

     Net income                                      $      531,405     $    74,413       $    602,925     $      122,700
                                                     ==============     ===========       ============     ==============


Earnings per common share                                     $0.23           $0.03             $0.26               $0.05
Dividends declared per share                                  $0.00           $0.00             $0.00               $0.00
Weighted average number of shares of
  common stock outstanding                                2,360,080       2,522,580          2,360,080          2,522,580

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                Six months ended     Six months ended
                                                                                June 30, 1997        June 30, 1996
                                                                                -------------        -------------
Cash Flows from Operating Activities:

   Net income                                                                     $   602,925        $    122,700
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities-
         Gain on land sale                                                           (444,509)                  -
         Decrease in accrued interest receivable                                       68,858             107,761
         (Decrease) in accounts payable and other liabilities                         (30,887)            (20,140)
         Other changes                                                                 11,599              15,254
                                                                                  -----------        ------------

           Net cash provided by (used in) operating activities                        207,986             225,575
                                                                                  -----------        ------------


Cash Flows from Investing Activities:
   Cash payments for assessments and planning on land held for sale                  (412,150)           (204,070)
   Cash proceeds from land sale                                                     2,894,353             684,887
   Principal payments received under mortgages                                        131,343             270,060
                                                                                  -----------        ------------

           Net cash provided by investing activities                                2,613,546             750,877
                                                                                  -----------        ------------

Cash Flows from Financing Activities:
   Payment of dividends                                                                     -            (759,774)
   Purchase of investment in partnership                                                    -             (40,000)
   Repurchase of shares of Class A common stock                                             -             (50,033)
                                                                                  -----------        -------------


           Net cash used in financing activities                                            -            (849,807)
                                                                                  -----------        -------------


Increase in Cash and Temporary Investments                                          2,821,532             126,645

Cash and temporary investments - beginning of period                                1,191,853           1,391,357
                                                                                  -----------        ------------
Cash and temporary investments - end of period                                    $ 4,013,385        $  1,518,002
                                                                                  ===========        ============

Schedule of Non-Cash Investing and Financing Activities:
   Seller financing in conjunction with land sale                                 $   959,170        $          -
   Dividends declared in excess of dividends paid                                          65                  65

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                  June 30, 1997


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

Note 2 The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from April 1, 1997 through June 30, 1997.

         For the quarter ended June 30, 1997, the Company had total income of $134,000 compared to $166,000 for the quarter ended June 30, 1996. This decrease was primarily attributable to a decrease of $79,000 in interest income on mortgage receivables.

         The Company expenses decreased to approximately $47,000 during the second quarter of fiscal 1997 from approximately $208,000 in the second quarter of fiscal 1996. This decrease is primarily attributable to a decrease of approximately $30,000 in property taxes, and a decrease of $9,000 in professional services.

         The Company reported net income of $531,000 for the quarter ended June 30, 1997, compared to $74,000 for the quarter ended June 30, 1996.

         For the operating period of January 1, 1997 through June 30, 1997, cash flow provided by operating activities totaled $208,000 and consisted of $69,000 from a decrease in accrued interest and a decrease of $31,000 in accounts payable and other liabilities.

         For the operating period of January 1, 1997 through June 30, 1997, cash flow provided by investing activities totaled $2,613,000 and consisted of $2,900,000 collected sales and $131,000 principal payments received on its mortgage portfolio offset by $412,000 paid pursuant to an agreement on one of its properties.

         For the operating period of January 1, 1997 through June 30, 1997, the Company reported total revenues of $264,000 compared to $320,000 for the operating period of January 1, 1996 through June 30, 1996. This decrease was a result of a decrease of mortgage interest received, which decreased from $263,000 in 1996 to $180,000 in 1997. The Company also reported expenses of $106,000 for the first six months of fiscal 1997 as compared to $197,000 for the same period during fiscal 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. The Company is required to adopt the new standard in its fiscal year 1997 financial statements. All prior-period EPS information, including interim EPS, is required to be restated at that time; however, because of the simple capital structure of the Company, SFAS 128 is not expected to have a material impact on the Company's reported EPS, and on a pro forma basis would not have changed EPS in either the first two quarters of 1997 or in 1996.

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

         The Company completed four land sales during the second quarter of 1997. The first resulted from the sale of a 15 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No.
10. This sale netted the Company $868,000 cash and a note receivable totaling $959,000. The second sale was an 8 acre parcel which had secured Loan No. 17 and was received through foreclosure by the Company. This sale netted the Company $954,000 cash, plus a receivable of $38,000. The third sale was a 3.36 acre parcel of property which the Company acquired through foreclosure on Loan No.
17. This sale netted the Company $623,000 cash. The fourth sale resulted from the sale of a 2 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No. 17. This sale netted the Company $448,000 cash.

         On August 11, 1997, the Board of Directors declared a $.25 per share dividend with a record date of September 1, 1997, and payable September 15, 1997. The total amount to be distributed to shareholders will be approximately $590,000.

         The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

         As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intends to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 7, 1997, the Board has not made a decision regarding the dissolution of the Company.

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

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

         (a)      The Company held the Annual  Meeting of Shareholders on May 7,
                  1997.

         (b) Thomas Hislop, Burton Freireich and Robert Blackwell were elected directors of the Company at the Annual Meeting.

         (c)      Tabulation of the voting was as follows:

                                                    Votes     Votes     Broker
                  Name of Nominee       Votes For   Against  Withheld   Nonvotes
                  ---------------       ---------   -------  --------   --------

                  Thomas R. Hislop       2,223,074      0          0       0
                  Burton P. Freireich    2,223,074      0          0       0
                  Robert Blackwell       2,223,074      0          0       0

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


                                     ARIZONA LAND INCOME CORPORATION
                                     (S) Thomas R. Hislop




      August 11, 1997
--------------------------           ------------------------------------------
Date                                 Thomas R. Hislop
                                     Vice President and Chief Financial Officer
                                        8