Form 10QSB
period 1997-09-30
ARIZONA LAND INCOME CORP
filed 1997-11-12
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to _______________

Commission file number                     1-9900
                       ---------------------------------------------------------

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

         As of November 10, 1997, there were 2,360,080 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents
                                -----------------


                                                                            Page
                                                                            ----

Part I
------

Item 1.  Financial Statements ...............................................3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................7 & 8


Part II
-------

Item 1.  Legal Proceedings ..................................................9

Item 2.  Changes in Securities ..............................................9

Item 3.  Defaults upon Senior Securities ....................................9

Item 4.  Submission of Matters to a Vote of
             Security Holders 9

Item 5.  Other Information ..................................................9

Item 6.  Exhibits and Reports on Form 8-K8 ..................................9


Signatures ..................................................................9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

----------------------------------------------------------------------------------------
                                                           September 30,
                                                               1997        December 31,
                                                            (Unaudited)        1996
                                                           ------------    ------------
Assets
              Cash and temporary investments               $  3,437,185    $  1,191,853
                                                           ------------    ------------

              Investments -
              Accrued interest receivable                       229,656         206,664
              Mortgages receivable                            5,142,593       4,363,668
              Investment in partnerships                        378,755         378,755
              Land held for sale                              7,180,683      10,162,284
                                                           ------------    ------------
                                                             12,931,687      15,111,371
              Less - Reserve for losses                      (1,513,953)     (1,513,953)
                                                           ------------    ------------
                   Total investments, net                    11,417,734      13,597,418
                                                           ------------    ------------
              Other assets, net                                 103,767            --
                                                           ------------    ------------
              Total assets                                 $ 14,958,686    $ 14,789,271
                                                           ============    ============

Liabilities
              Accounts payable and other liabilities       $     53,039    $     62,140
              Accrued property taxes                             80,644          90,296
                                                           ------------    ------------

              Total liabilities                                 133,683         152,436
                                                           ------------    ------------

Stockholders' Equity
              Common stock-Class A                              236,008         236,008
              Common stock-Class B                                   10              10
              Additional paid-in capital                     23,791,072      23,791,072
              Distributions in excess of income              (9,202,087)     (9,390,255)
                                                           ------------    ------------

              Total stockholders' equity                     14,825,003      14,636,835
                                                           ------------    ------------

              Total liabilities and stockholders' equity   $ 14,958,686    $ 14,789,271
                                                           ============    ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                           Three months      Three months       Nine months       Nine months
                                                               ended             ended             ended             ended
                                                          Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1997    Sept. 30, 1996
                                                          --------------    --------------    --------------    --------------
Income
     Interest on Mortgages                                  $  105,590        $  117,419        $  285,349        $  380,278
     Interest on Temporary Investments                          88,230            29,909           149,267            65,634
     Non-cash Income from Temporary Investments                 75,000              --              75,000              --
     Farm Lease Income                                          10,259            11,054            33,737            32,162
                                                            ----------        ----------        ----------        ----------


     Total income before sale of properties                    279,079           158,382           543,353           478,074
                                                            ----------        ----------        ----------        ----------

Expenses
     Interest Expense                                              915             1,457             2,662             5,371
     Professional Services                                       9,475             7,610            45,740            57,221
     Advisory Fee                                               10,547            12,016            30,974            41,326
     Administration and General                                  2,679             2,540            21,498            27,507
     Directors' Fees                                             5,800             5,800            16,600            17,400
     Property Taxes                                              8,900            19,363            26,700            96,953
                                                            ----------        ----------        ----------        ----------

     Total expenses before sale of properties                   38,316            48,786           144,174           245,778
                                                            ----------        ----------        ----------        ----------

     Income before gain (loss) on sale of properties           240,763           109,596           399,179           232,296
     Gain (loss) on sale of properties                            --                --             444,509              --
                                                            ----------        ----------        ----------        ----------
     Net income (loss) before Income Taxes                     240,763           109,596           843,688           232,296
     Income taxes                                               65,500              --              65,500              --
                                                            ----------        ----------        ----------        ----------

     Net income                                             $  175,263        $  109,596        $  778,188        $  232,296
                                                            ==========        ==========        ==========        ==========


Earnings per common share                                   $     0.07        $     0.04        $     0.33        $     0.09
Dividends declared per share                                $     0.25        $     0.00        $     0.25        $     0.30
Weighted average number of shares of
  common stock outstanding                                   2,360,080         2,522,580         2,360,080         2,522,580

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                         Nine months ended     Nine months ended
                                                                         September 30, 1997    September 30, 1996
                                                                         ------------------    ------------------
Cash Flows from Operating Activities:

  Net income                                                                $   778,188           $   232,296
  Adjustments to reconcile net income to net cash provided by operating activities-
    Gain on land sale                                                          (444,509)                 --
    (Increase) decrease in accrued interest receivable                          (22,992)              127,094
    Decrease in accounts payable and other liabilities                           18,753                 2,790
    Increase in restricted investment stock                                     (75,000)                 --
    Other changes                                                               (28,767)               43,524
                                                                            -----------           -----------

      Net cash provided by operating activities                                 225,673               405,704
                                                                            -----------           -----------


Cash Flows from Investing Activities:
  Cash payments for assessments and planning on land held for sale             (464,919)             (234,641)
  Cash proceeds from land sales                                               2,894,353               684,887
  Principal payments received under mortgages                                   180,245             2,010,135
                                                                            -----------           -----------

      Net cash provided by investing activities                               2,609,679             2,460,381
                                                                            -----------           -----------

Cash Flows from Financing Activities:
  Payment of dividends                                                         (590,020)             (759,774)
  Purchase of investment in partnership                                            --                 (72,000)
  Repurchase of shares of Class A common stock                                     --                 (50,033)
                                                                            -----------           -----------


      Net cash used in financing activities                                    (590,020)             (881,807)
                                                                            -----------           -----------


Increase in Cash and Temporary Investments                                    2,245,332             1,984,278

Cash and temporary investments - beginning of period                          1,191,853             1,391,357
                                                                            -----------           -----------
Cash and temporary investments - end of period                              $ 3,437,185           $ 3,375,635
                                                                            ===========           ===========

Schedule of Non-Cash Investing and Financing Activities:
  Seller financing in conjunction with land sale                            $   959,170           $      --
  Dividends declared in excess of dividends paid                                     65                    65

Supplemental Disclosures of Cash Flow Information:
      Interest                                                                    2,662                 5,371
      Income Taxes                                                               65,500                  --

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                               September 30, 1997


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

Note 2 The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from July 1, 1997 through September 30, 1997.

         For the quarter ended September 30, 1997, the Company had total income before sale of properties of $279,000 compared to $158,000 for the quarter ended September 30, 1996. This increase was primarily attributable to an extraordinary increase in interest of temporary investments from $30,000 in 1996 to $88,000 in 1997, and the receipt of one year restricted stock of a NASDAQ listed company which the Company has valued at $75,000. This interest income and stock resulted from a bridge loan funded by the Company, and as such, the Company believes that this is a one time event and not likely to be repeated.

         The Company's expenses decreased to approximately $38,000 during the third quarter of fiscal 1997 from approximately $49,000 in the third quarter of fiscal 1996. This decrease is primarily attributable to a reduction in property tax expense from $19,000 in 1996 to $9,000 in 1997.

         For the nine months ended September 30, 1997, the Company reported total income before sale of properties of $543,000 compared to $478,000 for the same period in the prior fiscal year. This increase can be attributed to an increase in interest of temporary investments from $66,000 in fiscal 1996 to $149,000 in the first three quarters of fiscal 1997.

         For the nine months ended September 30, 1997, the Company's expenses declined to $144,000 from $246,000 in 1996. This decrease is primarily attributable to a $70,000 decrease in property taxes.

         For the quarter ended September 30, 1997, the Company reported net income of $175,000, or $0.07 per share of Class A Common Stock, compared to a net income of $110,000, or $0.04 per share for the comparable period in the prior fiscal year. This increase resulted from the Company receiving temporary investment interest of $88,000 in 1997 compared to $30,000 in 1996, the Company's receipt of 15,000 shares of restricted stock which the Company has valued at $75,000, and the Company's payment of $65,000 in income taxes as a result of its sales of foreclosure properties at a profit in the second quarter of 1997.

         For the first nine months of fiscal 1997, the Company reported net income of $778,000, or $0.33 per share of Class A Common Stock, compared to a net income of $232,000, or $0.09 per share for the comparable period in the prior fiscal year. For the nine month period ending September 30, 1997, the income is reflective of a $444,000 gain on sale of properties. Without this gain considered, the Company earned $399,000 for the nine month period ending September 30, 1997, compared to $232,000 for the comparable prior period. The gain on property sales also caused a payment of income taxes totaling $65,000 which reduced net earnings

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. The Company is required to adopt the new standard in its fiscal year 1997 financial statements. All prior- period EPS information, including interim EPS, is required to be restated at that time; however, because of the simple capital structure of the Company, SFAS 128 is not expected to have a material impact on the Company's reported EPS, and on a pro forma basis would not have changed EPS in either the first three quarters of 1997 or in 1996.

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

         The Company has 2 parcels of land in escrow. The first sale is a 1 acre parcel and was received through foreclosure on Loan No. 17. The second escrow is 640 acres in Pinal County, which had secured Loan No. 3. One of these escrows is scheduled to close during the fourth quarter of 1997 and one in the first quarter of 1998; however there can be no assurance that such transactions will be consummated.

         On August 11, 1997, the Company declared a $.25 per share dividend with a record date of September 1, 1997, and payable September 15, 1997. The total amount distributed to shareholders was approximately $590,000.

         The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

         As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intends to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of November 7, 1997, the Board has not made a decision regarding the dissolution of the Company.

         The mortgage loan numbers referred to in the above paragraphs are identifiers for those loans on the books and records of the Company.
Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988.

         Except for the historical information, the matters discussed herein contain forward looking statements which are based largely on the Company's expectations and are subject to various business risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward looking statements as a result of such risks. In light of these risks and uncertainties, there can be no assurance that the forward looking statements contained herein will in fact transpire or prove to be accurate. A more complete listing of cautionary statements and risk factors is contained in the Company's filings with the Securities and Exhcange Commission.

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


                                      ARIZONA LAND INCOME CORPORATION




 November 10, 1997                    /s/ Thomas R. Hislop
-------------------                   ------------------------------------------
Date                                  Thomas R. Hislop
                                      Vice President and Chief Financial Officer