Form 10KSB40
period 1997-12-31
ARIZONA LAND INCOME CORP
filed 1998-03-30
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                          Commission File Number 1-9900
                                                 ------

                         ARIZONA LAND INCOME CORPORATION
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

         Arizona                                       86-0602478
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2999 North 44th Street, Suite 100, Phoenix, Arizona                 85018
--------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code        (602) 952-6800
                                               -----------------------------

Securities registered pursuant to Section 12(b) of the Act:


           Title or class            Name of each exchange on which registered
     --------------------------      -----------------------------------------

     Common Stock, no par value               American Stock Exchange
     --------------------------      -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title or Class)

                               Page 1 of 20 pages

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1997 were $719,324.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant's Series A Common Stock as reported by the American Stock Exchange on March 19, 1998 was approximately $8,858,430. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

 2,360,080      shares of Class A Common Stock outstanding on March 19, 1998
       100      shares of Class B Common Stock outstanding on March 19, 1998
------------------------------------------------------------------------------



                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 9, 10, 11 and 12.

         Transitional Small Business Disclosure Format
                  Yes [ ]  No [X]


                                                        Exhibit Index at page 17
                                                                  Total pages 20

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I   ..........................................................................................4
         ITEM 1.           DESCRIPTION OF BUSINESS.................................................4
         ITEM 2.           DESCRIPTION OF PROPERTY.................................................8
         ITEM 3.           LEGAL PROCEEDINGS.......................................................8
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                   ................................................................................8

PART II  ..........................................................................................9
         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                           MATTERS.................................................................9
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                           OPERATION..............................................................10
         ITEM 7.           FINANCIAL STATEMENTS...................................................14
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE....................................15

PART III .........................................................................................15
         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                           ACT....................................................................15
         ITEM 10.          EXECUTIVE COMPENSATION.................................................15
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT.............................................................15
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................16

PART IV  .........................................................................................17
         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.......................................17

SIGNATURES........................................................................................19

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

         In June of 1988, the Company began investing in first mortgage loans on unimproved real property located in the metropolitan Phoenix area. Such loans included mortgage loans secured or collateralized by first mortgages, first deeds of trust and real property subject to agreements for sale and subdivision trusts ("First Mortgage Loans"). From its inception until December 31, 1991, the Company purchased interests totaling $34,120,000 in twenty First Mortgage Loans. Since January 1, 1992, the Company has not purchased any additional interests in any First Mortgage Loans, and has had to institute foreclosure proceedings with respect to certain properties securing such loans. See "Investment Objectives and Criteria" below. See also Note 4 to the financial statements included in
Item 7 for additional information concerning the Company's First Mortgage Loans.

         The Company's goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders' net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During the 1997 fiscal year, the Company declared and paid two cash distributions. The first distribution of $.25 per share was paid on September 15, 1997 to shareholders of record on September 1, 1997. The second distribution of $.13 per share was paid on December 31, 1997 to shareholders of record on December 17, 1997.

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

         Qualification as a Real Estate Investment Trust. The Company has attained real estate investment trust ("REIT") status for all tax years since its inception, and management and the Company's Board of Directors believe that the Company has completed the necessary steps to permit the Company to elect, if it so chooses, REIT status for the tax year ended December 31, 1997. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) dividends paid to its shareholders. See Item 6 - Management's Discussion and Analysis or Plan of Operation.

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

         The Company has agreed to pay the Advisor a servicing fee for servicing the Company's First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company's mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 1997 and 1996, the Company paid the Advisor a servicing fee of $41,269 and $53,425, respectively.

         The Company also agreed to pay the Advisor a management fee for aiding the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders' cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and will equal 30% of the Company's available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 1997 or 1996.

         The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company's First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 1997 or 1996.

         1997 Transactions and Loan Modifications. Set forth below is a review of the transactions and modifications which affect the First Mortgage Loans and which occurred during the 1997 fiscal year. The mortgage loan numbers referred to below are identifiers for those loans on the books and records of the Company. Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988 and in Notes 4 and 5 to the Company's financial statements set forth in Item 7 hereof.

         The Company had five land sales during the 1997 fiscal year, which in the aggregate generated a $452,000 gain on sale of property. The first sale was a 15 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No. 10. Proceeds to the Company from this sale were $878,000 cash and a note receivable for $956,000. The second sale was an 8 acre parcel which had secured Loan No. 17 and was received through foreclosure by the Company. Proceeds to the Company from this sale were $992,000 cash. The third sale was a 3.36 acre parcel of property which the Company acquired through foreclosure on Loan No. 17. Proceeds to the Company from this sale were $623,000 in cash. The fourth sale was of a 2 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No. 17. The Company received $448,000 in cash from the sale of this property. The fifth sale was a 2.42 acre parcel of property located in Pinal County, Arizona, which the Company acquired through foreclosure on Loan No. 6. Proceeds from this sale to the Company were $5,000 in cash.

         In summary, the Company had five land sales during the 1997 fiscal year which produced $2,946,000 cash, and $956,000 receivables.

         In addition to the above-referenced land sales, the Company closed sales subsequent to year end on two parcels of land that were in escrow. On January 14, 1998, the Company closed the sale of a one acre parcel of land resulting from foreclosure on Loan No. 17. The Company received $456,694 in cash from this sale. On February 6, 1998, the Company closed the sale of a 635 acre parcel of land which the Company acquired from foreclosure on Loan No. 3. The Company received a note for $1,066,605 and $188,867 in cash from this sale.

         In January of 1998, the Company received a cash payoff of $557,473 on Loan No. 3. This collection was in addition to periodic collections of principal on other notes.

         Common Stock Purchases. On March 15, 1994, the Company's Board of Directors authorized the repurchase of shares of the Company's Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 249,920 shares of Common Stock. No shares were repurchased during the 1997 fiscal year. The Company intends to continue to periodically make open market purchases of its Common Stock.

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

         Information regarding the status of real property acquired by the Company pursuant to the foreclosure of certain First Mortgage Loans is set forth in Note 5 to the Company's financial Statements contained in Item 7.

ITEM 3.           LEGAL PROCEEDINGS.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE COMPANY.

         Barry W. Peacock, age 60, has served as the Company's President from its inception in 1988. Mr. Peacock is Chairman of the Board of Peacock, Hislop, Staley and Given ("PHS&G"), a position he has held since the inception of that Company in June 1989. Mr. Peacock served as a senior executive with Young, Smith & Peacock, Inc. ("YSP") from 1964 until June 1989, and most recently as Managing Director--Municipal Bonds.

         Larry P. Staley, age 55, has served as the Company's Vice President from the Company's inception. Mr. Staley is Vice-Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP, where he was employed from 1973 until he joined PHS&G in 1989.

         David W. Miller, age 49, has served as Secretary of the Company since his election to such office on September 22, 1988. Mr. Miller has served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G.

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

         On March 15, 1994, the Company's Board of Directors authorized the repurchase of shares of the Company's Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 249,920 shares of Common Stock. No shares were repurchased during the 1997 fiscal year.

         The Company's Class A Common Stock is listed for trading on the American Stock Exchange ("AMEX"). As of March 19, 1998, there were approximately 81 holders of record of the Class A Common Stock. In the Company's estimation, based upon reliable information available to the Company, there are over 600 beneficial owners of the Company's Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 19, 1998 was $5.375 per share. The following table sets forth the high and low prices on AMEX of the Class A Common Stock for each quarterly period in 1996 and 1997 and the cash distributions paid per share of Class A Common Stock for such periods.



                             Sales Price          Dividends/Distributions
                       ---------------------       Declared Per Share of
Calendar Quarter        High            Low     Class A Common Stock(1)(2)
----------------        ----            ---     --------------------------
     1996
     ----

First Quarter             6            4 3/4                -0-
Second Quarter         5 5/16          4 7/8                .30
Third Quarter           5 1/2          4 7/8                -0-
Fourth Quarter          6 1/4         4 7/16               1.00

     1997
     ----
First Quarter           5 7/8          4 5/8                -0-
Second Quarter         5 5/16          4 1/4                -0-
Third Quarter           5 3/4          4 7/8                .25
Fourth Quarter          5 5/8         5 3/16                .13

         -----------------

         (1)      See Note 7 to the financial statements included in Item 7.
         (2) The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During the 1997 fiscal year, the Company declared and paid two cash distributions. The first distribution of $.25 per share was paid on September 15, 1997 to shareholders of record on September 1, 1997. The second distribution of $.13 per share was paid on December 31, 1997 to shareholders of record on December 17, 1997.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.

RESULTS OF OPERATIONS

         Year Ended December 31, 1997 vs. 1996. The Company had total income before the sale of properties of approximately $719,000 or $.30 per share of Class A Common Stock, for the year ended December 31, 1997, compared to total income before the sale of properties of approximately $649,000 or $.26 per share of Class A Common Stock, for the year ended December 31, 1996. The Company had net income of approximately $784,000 or $.33 per share of Class A Common Stock, for the year ended December 31, 1997, compared to net income of approximately $503,000 or $.20 per share of Class A Common Stock, for the year ended December 31, 1996.

         The increase in the total income before the sale of properties and net income for the year ended December 31, 1997, is primarily attributable to an increase in interest income from temporary investments, a decrease in property taxes, and an increase in gain of sale of property. Interest income from First Mortgage Loans decreased to $384,000 in 1997 from $476,000 in 1996. However, due partly to larger cash balances held by the Company during 1997, interest income from temporary investments increased to $279,000 in 1997 from $128,000 in 1996. Included in the Company's 1997 interest income from temporary investments are the proceeds of a bridge loan funded by the Company during 1997 to a non-affiliated third party. The Company received interest income from such bridge loan in the amount of $75,000, and as consideration for making the loan also received 15,000 shares of restricted stock of a NASDAQ listed company, which the Company values at $87,000. The Company's property taxes decreased to $29,000 in 1997 from $106,000 in 1996. Gain on the sale of property increased to $452,000 in 1997 from $138,000 in 1996.

         The Company had other income of $56,000 compared to other income of $44,000 in 1996. The other income received by the Company in 1997 and 1996 is primarily attributable to lease rentals on land received by the Company through foreclosure actions.

         The Company's  expenses decreased in the aggregate to $179,000 in 1997,
compared  to  $283,000  in  1996.   This   decrease  of  $104,000  is  primarily
attributable to decreases in property taxes.

         The Company did not record a loan loss reserve in 1997 because of the stabilization of the Phoenix real estate market.

         Net cash provided by operating activities was $270,000 in 1997 compared to net cash provided by operating activities of $508,000 in 1996. Net cash provided by investing activities in 1997 and 1996 was $2,681,000 and $3,386,000, respectively. Net cash used in financing activities in 1997 and 1996 was $897,000 and $4,094,000, respectively.


OUTLOOK.

         Forward-Looking Statements. The following discussion contains forward-looking statements, as well as a discussion of risks and uncertainties that could affect the Company. Due to the risks and uncertainties, the Company's actual results may differ materially from the results discussed in the forward-looking statements.

         Year 2000 Impact. The Company has not yet completed its evaluation of the impact the Year 2000 computer problem may have on its business. However, the Company does not expect the costs to address the problem to be material and it does not expect the consequences of incomplete or untimely resolution of the problem to materially impact the operation of its business.

         Real Estate Investment Outlook. Refinancing of the loan or sale of the underlying real property serves as a principal method for borrowers to repay mortgage loans on unimproved real property such as the Company's First Mortgage Loans. In Arizona in general, and in metropolitan Phoenix in particular, a number of factors have combined to negatively impact borrowers' ability to refinance their loans on unimproved real property or sell the underlying property during the early 1990's. First, the shortage of available financing for real estate development and improvement reduced the demand for unimproved real property, causing a lack of liquidity in the market for unimproved property. Second, real estate values in metropolitan Phoenix during the early 1990's were in decline and have begun to stabilize in the last two to three years. Third, the lack of liquidity and decline in values resulted in a large number of defaults on mortgage loans on unimproved real property. In turn, this resulted in the acquisition of large real estate portfolios by Arizona financial institutions. These financial institutions, some of which are under government supervision, have contributed to the illiquidity in the market by holding their portfolios for extended periods of time.

         The Company believes these and other factors have negatively impacted borrowers' ability to pay on their First Mortgage Loans. Because interest payments on First Mortgage Loans constitute the Company's primary source of income, borrowers' failure to pay on their First Mortgage Loans have had a significant adverse impact on the Company's operating results. In appropriate circumstances, the Company has modified a First Mortgage Loan at the request of the borrower. These modifications have included the deferral by the Company of principal due, the deferral of interest and, in certain instances, a decrease in the interest rate paid by the borrower. In other circumstances, the Company has instituted foreclosure and other legal proceedings to protect its interest in the First Mortgage Loan and the underlying property. As a result, the Company now owns, and is attempting to sell, a number of properties. See also Notes 4 and 5 to the financial statements, included in Item 7 for additional information concerning the Company's First Mortgage Loans and for information regarding properties held for sale.

         The Company believes that the market for unimproved real property in Phoenix has begun to improve as evidenced by the number of land sales for the Company during 1996 and 1997. The Company sold five parcels of land in 1997, and anticipates that additional parcels will be sold in 1998. However, no assurance can be made that such sales will occur.

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

         During the 1997 fiscal year the Company declared and paid two extraordinary cash distributions. The first distribution was for $.25 per share and was paid on September 15, 1997 to shareholders of record on September 1, 1997. The second distribution was for $.13 per share and was paid on December 31, 1997 to shareholders of record on December 17, 1997.

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

Item 7.  FINANCIAL STATEMENTS

                         ARIZONA LAND INCOME CORPORATION

                         FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 1997 AND 1996
                         TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                                      INDEX

                                                                  Page

Report of Independent Public Accountants                          F-2

Financial Statements-

   Balance Sheet - December 31, 1997                              F-3

   Statements of Operations - For the Years Ended December 31,
     1997 and 1996                                                F-4

   Statements of Stockholders' Equity - For the Years Ended
     December 31, 1997 and 1996                                   F-5

   Statements of Cash Flows - For the Years Ended December 31,
     1997 and 1996                                                F-6

Notes to Financial Statements - December 31, 1997                 F-7

        Certain schedules are omitted as the information is not required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Arizona Land Income Corporation:

We have audited the accompanying balance sheet of ARIZONA LAND INCOME CORPORATION (an Arizona corporation) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Phoenix, Arizona,
   January 30, 1998.

                         ARIZONA LAND INCOME CORPORATION


                                  BALANCE SHEET

                                DECEMBER 31, 1997

                                     ASSETS

ASSETS:
   Cash and cash equivalents                                    $  3,246,825
                                                                ------------
   Investments-
     Accrued interest receivable                                     255,061
     Mortgage notes receivable (Note 4)                            5,119,885
     Investment in partnership                                       378,755
     Other investments                                                87,188
     Land held for sale (Note 5)                                   7,176,410
                                                                ------------
                                                                  13,017,299
     Less- Reserve for losses                                     (1,513,953)
                                                                ------------
                  Total investments, net                          11,503,346
                                                                ------------
                                                                $ 14,750,171
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and other liabilities                       $     68,718
   Accrued property taxes                                             37,211
   Deferred tax liability (Note 2)                                   120,000
                                                                ------------
                  Total liabilities                                  225,929
                                                                ------------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (Notes 1 and 8):
   Class A common stock, $.10 stated value, 10,000,000 shares
     authorized, 2,360,080 shares issued and outstanding             236,008
   Class B common stock, $.10 stated value, 10,000 shares
     authorized, 100 shares issued and outstanding                        10
   Additional paid-in capital                                     23,791,072
   Distributions in excess of earnings                            (9,502,848)
                                                                ------------
                  Total stockholders' equity                      14,524,242
                                                                ------------
                                                                $ 14,750,171
                                                                ============
       The accompanying notes are an integral part of this balance sheet.

                         ARIZONA LAND INCOME CORPORATION


                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                1997         1996
                                                             ----------   ----------
INCOME:
   Interest on mortgages                                     $  384,203   $  476,215
   Interest on temporary investments                            278,825      128,194
   Other income                                                  56,296       44,216
                                                             ----------   ----------
                  Total income before sale of properties        719,324      648,625
                                                             ----------   ----------


EXPENSES:
   Property taxes                                                28,709      106,476
   Professional services                                         56,138       61,849
   Advisory fees to related party (Note 6)                       41,269       53,425
   Administration and general                                    28,275       32,874
   Directors' fees                                               22,400       23,200
   Interest expense                                               2,662        5,287
                                                             ----------   ----------
                  Total expenses before sale of properties      179,453      283,111
                                                             ----------   ----------


INCOME BEFORE GAIN ON SALE OF PROPERTIES                        539,871      365,514

GAIN ON SALE OF PROPERTIES, net                                 451,666      137,860
                                                             ----------   ----------

NET INCOME BEFORE TAXES                                         991,537      503,374

PROVISION FOR INCOME TAXES                                      207,300         --
                                                             ----------   ----------
                  Net income                                 $  784,237   $  503,374
                                                             ==========   ==========
INCOME PER COMMON SHARE                                      $      .33   $      .20
                                                             ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                2,360,080    2,521,160
                                                             ==========   ==========

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION


                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                           Common Stock             Additional      Distributions          Total
                                      -----------------------         Paid-in           in Excess      Stockholders'
                                        Shares       Amount           Capital          of Earnings        Equity
                                      -----------  -----------    --------------     -------------     --------------
Balance, December 31, 1995              2,532,680  $   253,268    $   24,585,170     $  (6,611,273)    $   18,227,165
   Dividends paid                              -            -                 -         (3,282,356)        (3,282,356)
   Purchase and retirement of
     Class A common stock                (172,500)     (17,250)         (794,098)               -            (811,348)
   Net income                                  -            -                 -            503,374            503,374
                                      -----------  -----------    --------------     -------------     --------------
Balance, December 31, 1996              2,360,180      236,018        23,791,072        (9,390,255)        14,636,835
   Dividends paid                              -            -                 -           (896,830)          (896,830)
   Net income                                  -            -                 -            784,237            784,237
                                      -----------  -----------    --------------     -------------     --------------
Balance, December 31, 1997              2,360,180  $   236,018    $   23,791,072     $  (9,502,848)    $   14,524,242
                                      ===========  ===========    ==============     =============     ==============

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                               1997          1996
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   784,237    $   503,374
   Adjustments to reconcile net income to net cash provided by operating activities-
       Gain on sale of properties                                             (451,666)      (137,860)
       Unrealized gain on investments and other non-cash income                (87,188)          --
       Changes in certain assets and liabilities affecting operating activities-
           Decrease in other assets, net                                          --           64,418
           (Increase) decrease in accrued interest receivable                  (48,397)        96,815
           Increase (decrease) in accounts payable and other liabilities         6,578        (33,271)
           (Decrease) increase in accrued property taxes                       (53,085)        14,437
           Increase in deferred tax liability                                  120,000           --
                                                                           -----------    -----------
                  Net cash provided by operating activities                    270,479        507,913
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Partnership investments                                                        --          (72,000)
   Principal payments received under mortgage notes receivable                 199,954      2,360,026
   Proceeds from sales of properties                                         2,946,295      1,375,610
   Land improvements                                                          (464,926)      (284,064)
   Purchase of bonds                                                              --         (906,959)
   Proceeds from redemption of bonds                                              --          913,674
                                                                           -----------    -----------
                  Net cash provided by investing activities                  2,681,323      3,386,287
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                                       (896,830)    (3,282,356)
   Repurchase of Class A common stock                                             --         (811,348)
                                                                           -----------    -----------
                  Net cash used in financing activities                       (896,830)    (4,093,704)
                                                                           -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,054,972       (199,504)

CASH AND CASH EQUIVALENTS, beginning of year                                 1,191,853      1,391,357
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                     $ 3,246,825    $ 1,191,853
                                                                           ===========    ===========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   New mortgages related to sales of properties                            $   956,171    $      --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                           $     2,662    $     5,287

   Income taxes paid                                                       $    87,300    $      --

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Cash and Cash Equivalents

Investments with an original maturity of less than 90 days when purchased are considered cash equivalents. At December 31, 1997, cash equivalents consist of U.S. Treasury Notes of $3,195,173 which matured in February 1998.

         Mortgage Notes Receivable

Mortgage notes receivable are presented at cost in the accompanying balance sheet. It is the Company's policy to discontinue the accrual of interest for notes in default as of the default date. In management's opinion, mortgage notes receivable are stated at amounts not in excess of net realizable value.

         Investment in Partnership

During 1991, the Company purchased a 21.6% limited partnership interest in Pinnacle Peak Office/Resort Investors, the borrower on Loan 1. The Company's semi-annual contributions are netted with the portion of interest income related to the Company's ownership of Pinnacle Peak Office/Resort Investors. The net amount invested in 1997 and 1996 was $0 and $64,448, respectively.

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

         Income Taxes and REIT Status

The Company has elected treatment as a real estate investment trust (REIT) under Internal Revenue Code (IRC) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct and not pay income taxes on distributions made to shareholders. This distribution deduction must be at least 95% of the REIT's taxable income. For all years presented, the Company has met the 95% distribution requirement.

The Company previously elected to treat certain qualified property as foreclosure property under IRC Section 856(e)(5). Accordingly, current federal income tax of $87,300 has been provided and paid at a rate of 35% on the 1997 net gains on an income tax basis from sales of foreclosure property. During 1997, an additional $120,000 federal income tax provision was recorded to reflect the cumulative book to tax difference on foreclosure property sales through December 31, 1997. Approximately $50,000 of this provision was recorded to reflect this change in estimate, when it was determined during 1997 that sales in 1996 would be taxable.

For income tax purposes, certain expenses for financial reporting purposes are not allowed as tax deductions. The Company may take certain deductions related to their investment in Pinnacle Peak Office/Resort Investors (see Note 2) that are not expenses for financial reporting purposes. In addition, the Company recognized gain on the sale of property for financial reporting purposes which is in excess of the current taxable gain on the sales. Accordingly, 1997 taxable income totaled approximately $777,000 and the taxable income for 1996 was approximately $474,000. Net operating losses for federal income tax purposes available to offset future taxable income totaled $2,243,089 at December 31, 1997, and all benefits from these losses will expire through the year ending 2010.

The balance of $120,000 at December 31, 1997 in deferred income taxes represents the estimated future tax to be paid when the gains are reflected in the income tax returns.

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

(4)   MORTGAGE NOTES RECEIVABLE:

Management determines the rate and related terms on its individual mortgage notes receivable based on the underlying collateral, the quality of the borrower, and the down payment received. The majority of the mortgage notes receivable outstanding at December 31, 1997, were originated within the last 2-4 years and in management's opinion, the factors used to determine the rates and related terms have not changed significantly. Based on this, management believes that the fair market values of its mortgage notes receivable approximate their carrying amounts. As of December 31, 1997, the majority of the loans are current, and all noncurrent loans are stated at amounts not in excess of net realizable value. Therefore, no additional adjustment for impairment is necessary.

Mortgage notes receivable consist of the following at December 31, 1997:

                                                                                                   The Company's
                                                                                                   Participation
                                                                                                   Interest as a    The Company's
Original                                                Final                                       of Current   Participation at
  Loan   Collateral, Property           Stated        Maturity                 Periodic             Principal      December 31,
 Number      Location and Size       Interest Rate      Date                 Payment Terms           Balance           1997
-------- ------------------------  ----------------- --------- ----------------------------------- ------------- ----------------
  3)     70 acres - West side of         8.25%       08/05/04  On October 29,1996, the loan was      76.36%        $    557,473
         Hawes Road (84th                                      modified for the borrower to make
         Street) - 1/2 mile                                    monthly interest and principal
         north of Thomas Road                                  payments of $15,000 until the 1996
         Mesa, Arizona                                         annual payment of $125,550 is paid
                                                               in full. Interest on the modified
                                                               payments is accruing at 11%. On
                                                               January 29, 1997, another modifica-
                                                               tion was made to further change the
                                                               payment schedule to add biweekly
                                                               interest and principal payments of
                                                               $5,000 until the 1996 payment is
                                                               paid in full. Interest is accruing
                                                               at 15% on this second modification.
                                                               Loan is current according to this
                                                               latest modification.

  5)     18.8 acres - 1/2 mile           9.00%       02/01/99  Semi-annual principal payments of       100%             571,664
         east of Pima Road and                                 $25,000 plus accrued interest
         1/4 mile South of Bell                                through August 1, 1998.  Balloon
         Road - Scottsdale,                                    payment consisting of the unpaid
         Arizona                                               principal plus accrued interest
                                                               due February 1, 1999. Loan is
                                                               current.

  6)     29 lots in Hidden          9.00% - 12.30%   05/01/98  Multiple borrowers (36) - monthly     85.29%             114,457
         Valley Ranch, Pinal                         07/01/05  payments of principal and interest
         County, Arizona.  12                                  of varying payment amounts.
         parcels in either                                     Approximately $74,000 of these
         Bellflower Ranch or                                   loans are late or in default.
         Butterfield Ranch in
         Cochise County,
         Arizona

  9)     19.24 acres - Southwest         7.50%       03/30/02  Annual payments of principal          81.35%             295,533
         corner of Union Hills                                 and interest of $83,221. Loan is
         Drive and 91st Avenue -                               current.
         Peoria, Arizona

 10)     7.47 acres - 16th Street  6.0% until 4/1/98 4/02/01   Annual principal payments of             80%             956,170
         and Bell Road             7.5% until 4/2/99           $341,761 and accrued interest.
         Phoenix, Arizona          8.5% until 4/2/00           Loan is current.
                                   9.5% until 4/2/01

 15)     50.85 acres - South of          8.00%       08/30/00  Quarterly payments of principal and     100%             535,931
         the Southwest Corner                                  interest of $18,700 through May 30,
         of Hawes and Brown                                    2000.  Balloon payment consisting
         Road - Mesa, Arizona                                  of the unpaid principal plus
                                                               accrued interest due August 30,
                                                               2000.  Loan is current.

 16)     20 acres - West side of         9.00%       09/12/02  Annual payments of principal and        100%             200,305
         I-17; approximately                                   interest of $20,583 through
         2-3/4 miles north of                                  September 12, 2001.  Balloon
         Happy Valley Road -                                   payment consisting of unpaid
         Maricopa County,                                      principal plus accrued interest
         Arizona                                               due September 12, 2002.  Loan is
                                                               current.

 17-1)   .95 acres (Lot 6, Phoenix       9.00%       03/01/08  Monthly payments of principal and       100%              52,839
         International Science                                 interest of $659.  Loan is current.
         Center) I-17 and Deer
         Valley Road, Phoenix,
         Arizona

 17-3)   2.11 acres (Lots 4 and 5,       8.00%       04/15/08  Monthly payments of principal and       100%              84,641
         Phoenix International                                 interest of $993.  Loan is current.
         Science Center) I-17 and
         Deer Valley Road,
         Phoenix, Arizona

 18)     153.63 acres - Southwest        7.00%       03/27/10  Annual payments of principal and        100%           1,750,872
         Corner of Pecos Road                                  interest of $144,258 through March
         and Val Vista Drive -                                 27, 2009.  Balloon payment
         Maricopa County,                                      consisting of unpaid principal
         Arizona                                               plus accrued interest due March 27,
                                                               2010.  Loan is current.
                                                                                                                   ------------
                                                                                                                   $  5,119,885
                                                                                                                   ============

Scheduled principal repayments of mortgage notes receivable at December 31, 1997 are as follows:

                    Year                                Amount
                 -----------                       --------------
                  1998                             $      611,564
                  1999                                    999,664
                  2000                                    831,719
                  2001                                    392,203
                  2002                                    396,559
                  Thereafter                            1,888,176
                                                   --------------
                                                   $    5,119,885

In January 1998, loan 3 was paid in full.

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

The following land is owned by the Company at December 31:

   Original                                                  The Company's
     Loan                                                    Participation
    Number                                                     Interest                 1997
-------------                                                -------------        --------------
     2)         33.5 acres - Queen Creek and Gilbert
                Roads - Chandler, Arizona.                    91.15%              $      982,295

     3)         635 acres - Section 9, Township
                6 South Range 3 East of the Gila
                and Salt River Base and Meridian -
                Pinal County, Arizona.                        76.36%                     925,691

     6)         354.5 acres - Southwest corner of
                Warner and Sossaman Roads -
                Maricopa County, Arizona                      85.29%                   3,023,531

                54.58 acres - Pinal County.                   85.29%                      96,376

    11)         8.4 acres - Corner of 95th and Olive
                Avenues - Peoria, Arizona.                   100.00%                     693,565

   Original                                                        The Company's
     Loan                                                          Participation
    Number                                                           Interest                 1997
-----------                                                        -------------        --------------
    17)         1.01 acres - Southwest corner of
                I-17 and Deer Valley Road -
                Phoenix, Arizona.                                  100.00%                     547,580

    19)         9.11 acres - Lots 4, 5, and 7, Paradise
                Valley Auto Park at 20th Street and
                Bell Road - Phoenix, Arizona.                      100.00%                     907,372
                                                                                        --------------
                                                          Total                         $    7,176,410
                                                                                        ==============

In January 1998, the Company sold one acre of the Original Loan Number 17 land for book value totaling $491,694.

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

     Peacock, Hislop, Staley       The   Company   utilizes   PHS&G  on  certain
     & Given (PHS&G)               investment   transactions   involving  excess
                                   cash. No fees are paid for such services.

(7)   DIVIDENDS PAID:

Distributions related to Class A dividends for 1997 are as follows:

                                               Amount
  Date Declared  Record Date     Date Paid    Per Share    Total Amount
  -------------  -----------  ------------- -------------  ----------------

       08/11/97      09/1/97     09/15/97       $.25         $      590,020
       12/09/97     12/17/97     12/31/97        .13                306,810
                                                ----         --------------

                                                $.38         $      896,830
                                                ====         ==============

Approximately 87% of the dividends per share in 1997 represent distributions of ordinary taxable income. The remaining distributions represent a return of capital or capital gain income.

Distributions related to Class A dividends for 1996 are as follows:

                                                 Amount
Date Declared      Record Date     Date Paid    Per Share       Total Amount
-------------- ---------------- ------------- -------------  ---------------

  03/21/96          04/01/96       04/15/96      $.30         $       759,774
  10/28/96          12/02/96       12/16/96      1.00               2,522,582
                                                 ----         ---------------

                                                 1.30         $     3,282,356
                                                 ====         ===============

Dividends per share in 1996 represent a return of capital or capital gain income.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information responsive to this item is incorporated herein by reference to the "Information Concerning Directors and Nominees" section contained in the Company's Proxy Statement relating to its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "1998 Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-KSB Report, the Company's 1998 Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at Part I of this Report.

         No disclosure is required with respect to Item 405 of Regulation S-B, "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.          EXECUTIVE COMPENSATION.

         The Company did not compensate its executive officers for their services in the fiscal year ending December 31, 1997. Additional information responsive to this item is incorporated herein by reference to the "Executive Compensation" section of the Company's 1998 Proxy
Statement.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Information concerning the Class A Common Stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock is incorporated herein by reference to the "Security Ownership of Principal Shareholders and Management" section of the Company's 1998 Proxy Statement.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information responsive to this item is incorporated herein by reference to the "Certain Transactions and Relationships" section of the Company's 1998 Proxy Statement.

                                     PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II.

Financial Statements.

                                                                    Page or
                                                                Method of Filing
]                                                               ----------------
Report of Independent Public Accountants                            Page F-2
Financial Statements:
    Balance Sheet - December 31, 1997                               Page F-3
    Statements of Operations - For the Years Ended December         Page F-4
    31, 1997 and 1996
    Statements of Stockholders' Equity - For the Years Ended        Page F-5
    December 31, 1997 and 1996
    Statements of Cash Flows - For the Years Ended                  Page F-6
    December 31, 1997 and 1996
    Notes to Financial Statements - December 31, 1997               Page F-7


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

     10-C        Modification of Loan Document dated July 21, 1990,     Incorporated by
                 between ALI Advisor, Inc. and Pinnacle Peak            reference to Exhibit
                 Office/Resort Investors Limited Partnership, an        10-E to the
                 Arizona limited partnership (Loan 1).                  Company's Annual
                                                                        Report on Form 10-K
                                                                        for the year ended
                                                                        December 31, 1990
                                                                        (the "1990 Form 10-K").

     10-D        Modification of Loan Documents dated July 1, 1990,     Incorporated by
                 between ALI Advisor, Inc. and North Scottsdale         reference to by
                 Horseman's Park Limited  Partnership  III, an Arizona  10-F to the 1990
                 limited partnership (Loan 5b).                         Form 10-K.

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

      24         Powers of Attorney                                     See Signature Page

      27         Financial Data Schedule                                Filed Herewith

         * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

(b)      Reports on Form 8-K

         During the last quarter of 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1998.

                                               ARIZONA LAND INCOME CORPORATION

                                               By: /s/ Thomas R. Hislop
                                                  ----------------------------
                                                   Thomas R. Hislop
                                                   Vice President and
                                                   Chief Financial Officer

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

Signature                             Title                                          Date
---------                             -----                                          ----
/s/ Barry W. Peacock                  President                                      March 27, 1998
------------------------------
Barry W. Peacock

/s/ Thomas R. Hislop                  Chairman of the Board, Vice                    March 27, 1998
------------------------------        President, Treasurer, Chief Executive
Thomas R. Hislop                      Officer and Chief Financial Officer


/s/ Larry P. Staley                   Vice President                                 March 27, 1998
------------------------------
Larry P. Staley

/s/ Robert Blackwell                  Unaffiliated Director                          March 27, 1998
------------------------------
Robert Blackwell

/s/ Burton P. Freireich
------------------------------
Burton P. Freireich                   Unaffiliated Director                          March 27, 1998

                                       19