Form 10-Q
period 1998-03-31
ARIZONA LAND INCOME CORP
filed 1998-05-14
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               -------------------------------------------------

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

Yes  N/A    No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 11, 1998, there were 2,360,080 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents
                                -----------------


                                                                            Page
                                                                            ----

Part I
------

Item 1.  Financial Statements.................................................3

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................7


Part II
-------

Item 1.  Legal Proceedings....................................................8

Item 2.  Changes in Securities................................................8

Item 3.  Defaults upon Senior Securities......................................8

Item 4.  Submission of Matters to a Vote of
             Security Holders.................................................8

Item 5.  Other Information....................................................8

Item 6.  Exhibits and Reports on Form 8-K.....................................8


Signatures....................................................................8

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                          March 31, 1998   December 31,
                                                            (Unaudited)        1997
                                                          --------------   ------------
Assets
              Cash and temporary investments               $  4,826,115    $  3,246,825
                                                           ------------    ------------
              Investments -
              Accrued interest receivable                       169,120         255,061
              Mortgages receivable                            5,290,574       5,119,885
              Investment in partnership                         303,255         378,755
              Other investments                                 145,312          87,188
              Land held for sale                              5,759,026       7,176,410
                                                           ------------    ------------
                                                             11,667,287      13,017,299
              Less - Reserve for losses                      (1,513,953)     (1,513,953)
                                                           ------------    ------------
                   Total investments, net                    10,153,334      11,503,346
                                                           ------------    ------------
              Total assets                                 $ 14,979,449    $ 14,750,171
                                                           ============    ============

Liabilities
              Accounts payable and other liabilities       $     27,779    $     68,718
              Accrued property taxes                             40,858          37,211
              Deferred tax liability                            120,000         120,000
              Dividends payable                                 236,008            --
                                                           ------------    ------------


              Total liabilities                                 424,645         225,929
                                                           ------------    ------------

Stockholders' Equity
              Common stock-Class A                              236,008         236,008
              Common stock-Class B                                   10              10
              Additional paid-in capital                     23,791,072      23,791,072
              Distributions in excess of income              (9,472,286)     (9,502,848)
                                                           ------------    ------------

              Total stockholders' equity                     14,554,804      14,524,242
                                                           ------------    ------------

              Total liabilities and stockholders' equity   $ 14,979,449    $ 14,750,171
                                                           ============    ============

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                   Three months ended   Three months ended
                                                     March 31, 1998       March 31, 1997
                                                   ------------------   ------------------
Income
     Interest on mortgages                             $  137,842           $  101,101
     Interest on temporary investments                     45,876               18,986
     Other income                                          61,935               10,159
                                                       ----------           ----------


     Total income                                         245,653              130,246
                                                       ----------           ----------

Expenses
     Interest expense                                        --                  1,747
     Professional services                                 15,580               23,631
     Advisory fee                                          10,165               10,192
     Administration and general                            13,837                8,456
     Directors' fees                                        5,800                5,800
     Property taxes                                         3,647                8,900
                                                       ----------           ----------

     Total expenses                                        49,029               58,726
                                                       ----------           ----------


     Income before gain on sale of properties             196,624               71,520
     Gain on sale of properties                            69,946                 --
                                                       ----------           ----------

     Net income                                        $  266,570           $   71,520
                                                       ==========           ==========


Earnings per common share                              $     0.11           $     0.03
Dividends declared per share                           $     0.10           $     0.00
Weighted average number of shares
  of common stock outstanding                           2,360,080            2,360,080

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                          Three months ended     Three months ended
                                                                            March 31, 1998         March 31, 1997
                                                                          ------------------     ------------------
Cash Flows from Operating Activities:

   Net income                                                                 $   266,570           $    71,520
   Adjustments to reconcile net income to net cash provided by operating activities-
         Gain on sale of properties                                               (69,946)                 --
         Unrealized gain on investments and other non-cash income                 (58,124)                 --
         Decrease in accrued interest receivable                                   85,941                87,377
         Decrease in accounts payable and other liabilities                       (37,292)                1,141
                                                                              -----------           -----------



           Net cash provided by operating activities                              187,149               160,038
                                                                              -----------           -----------


Cash flows from investing activities:
   Cash payments for assessments on land held for sale                               --                (186,980)
   Cash proceeds from land sales                                                  683,574                  --
   Principal payments received under mortgages                                    705,481                71,525
   Cash payments to purchase land                                                 (49,528)                 --
   Return of investment in partnership                                             75,500                  --
   Cash payments to purchase partial minority participation in Loan 3             (22,886)                 --
                                                                              -----------           -----------

           Net cash provided by (used in) investing activities                  1,392,141              (115,455)
                                                                              -----------           -----------


Increase in cash and temporary investments                                      1,579,290                44,583

   Cash and temporary investments - beginning of period                         3,246,825             1,191,853
                                                                              -----------           -----------
   Cash and temporary investments - end of period                             $ 4,826,115           $ 1,236,436
                                                                              ===========           ===========

Schedule of Non-Cash Investing and Financing Activities:
   Seller financing in conjunction with land sale                                 853,284                  --
   Dividends declared in excess of dividends paid                                 236,008                  --

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period for:
           Interest                                                           $      --             $     1,747

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                 March 31, 1998


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

Note 2 The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.
                                       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 1997 through March 31, 1997, and January 1, 1998 through March 31, 1998.

         For the quarter ended March 31, 1998, the Company had total income of $246,000 compared to $130,000 for the quarter ended March 31, 1997. This increase was primarily attributable to an increase in interest on mortgages from $101,000 to $138,000, an increase in earnings on temporary investments of $27,000, and an increase in unrealized gains of $58,000. Such increases can be attributed to an increase in the mortgage portfolio plus an increase in cash on hand resulting from the sale of real estate properties plus payoffs of certain mortgages. The investment appreciation resulted from marking to market the unregistered stock received by the Company in 1997.

         The Company expenses decreased to approximately $49,000 during the first quarter of fiscal 1998 from approximately $59,000 in the first quarter of fiscal 1997. This decrease is primarily attributable to a decrease of $8,000 in professional services, and a decrease of $5,000 in property taxes.

         The Company reported income before gain on sale of properties of $197,000 for the quarter ended March 31, 1998, compared to $72,000 for the quarter ended March 31, 1997. The Company reported gains on sale of properties of $70,000 for 1998 compared to $0 for 1997. The Company reported net income of $267,000 for the quarter ended March 31, 1998, compared to $72,000 for the quarter ended March 31, 1997.

         For the operating period of January 1, 1998 through March 31, 1998, the Company reported an increase in cash and temporary investments of $1,579,000. Such increase resulted primarily from the Company receiving cash payments on land sales of $684,000, principal payments on mortgages of $705,000, and the partial return of an investment in a partnership of $76,000.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. The Company adopted the new standard in its 1997 year-end financial statements. All prior-period EPS information, including interim EPS, was required to be restated, however, because of the simple capital structure of the Company, SFAS 128 did not have a material impact on the Company's reported EPS, and did not have a change on EPS in the first quarter of 1997.

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

         The Company had two land sales during the first quarter of 1998. The first sale resulted from the sale of a 1 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No. 17. The Company received $495,000 in cash from this sale. The second sale was a 635 acre parcel of land which the Company acquired through foreclosure on Loan No.3. The Company received a note for $853,000 and $189,000 in cash from this sale.

         In addition to the above-referenced two land sales, the Company has sales pending for two parcels of land which the Company obtained as a result of the foreclosure on Loan No. 2 and Loan No. 11. Both of these parcels are in escrow and are scheduled to close in the second and third quarters of 1998. If such sales are consummated, the Company should receive $840,000 in cash or notes receivable, however, there can be no assurance that such sales will be consummated.

         In January of 1998, the Company received a cash payoff of $557,000 on Loan No. 3. In February 1998, the Company also received a cash payoff of $54,000 on Loan No. 17-1. These collections were in addition to periodic collections of principal on other notes.

         On March 27, 1998, the Company declared a dividend of $.10 per share, payable April 15, 1998 to shareholders of record April 7, 1998.

         The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

         As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 11, 1998, the Board has not made a decision regarding the dissolution of the Company.

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

                                            ARIZONA LAND INCOME CORPORATION
                                            /s/ Thomas R. Hislop



    May 11, 1998
--------------------                        -------------------------------
Date                                        Thomas R. Hislop
                                            Vice President and
                                            Chief Financial Officer
                                        8