Form 10QSB
period 1998-06-30
ARIZONA LAND INCOME CORP
filed 1998-08-13
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                              --------------------------------------------------
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

Yes [N/A]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of August 10, 1998, there were 2,360,080 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                               Table of Contents
                               -----------------
                                                                       Page
                                                                       ----

Part I

Item 1. Financial Statements.............................................3

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............7-8


Part II

Item 1. Legal Proceedings................................................9

Item 2. Changes in Securities............................................9

Item 3. Defaults upon Senior Securities..................................9

Item 4. Submission of Matters to a Vote of
            Security Holders.............................................9

Item 5. Other Information................................................9

Item 6. Exhibits and Reports on Form 8-K.................................9


Signatures...............................................................9

                        ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                   June 30, 1998    December 31,
                                                    (Unaudited)         1997
                                                    -----------     ------------
Assets
        Cash and temporary investments             $  4,706,955    $  3,246,825

        Investments -
        Accrued interest receivable                     144,599         255,061
        Mortgages receivable                          5,230,622       5,119,885
        Investment in partnership                       303,255         378,755
        Other Investments                               160,313          87,188
        Land held for sale                            5,802,244       7,176,410
                                                   ------------    ------------
                                                     11,641,033      13,017,299
        Less - Reserve for losses                    (1,513,953)     (1,513,953)
                                                   ------------    ------------
             Total investments, net                  10,127,080      11,503,346
                                                   ------------    ------------
        Total assets                               $ 14,834,035    $ 14,750,171
                                                   ============    ============
Liabilities

        Accounts payable and other liabilities     $     30,201    $     68,718
        Accrued property taxes                           18,918          37,211
        Deferred tax liability                          120,000         120,000
        Dividends payable                               236,008              --
                                                   ------------    ------------

        Total liabilities                               405,127         225,929
                                                   ------------    ------------
Stockholders' Equity
        Common stock-Class A                            236,008         236,008
        Common stock-Class B                                 10              10
        Additional paid-in capital                   23,791,072      23,791,072
        Distributions in excess of income            (9,598,182)     (9,502,848)
                                                   ------------    ------------
        Total stockholders' equity                   14,428,908      14,524,242
                                                   ------------    ------------
        Total liabilities & stockholders' equity   $ 14,834,035    $ 14,750,171
                                                   ============    ============

The accompanying notes are an integral part of these balance sheets.

                        ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                            Three months   Three months    Six months      Six months
                                                ended          ended          ended           ended
                                            June 30, 1998   June 30,1997   June 30, 1998   June 30, 1997
                                            -------------   ------------   -------------   -------------
Income
   Interest on mortgages                     $   90,608      $   78,658      $  228,450      $  179,759
   Interest on temporary investments             61,390          42,051         107,266          61,037
   Increase in investment's value                15,000              --          73,125              --
   Farm lease income                              2,200          13,319           6,010          23,478
                                              ---------       ---------       ---------       ---------

   Total income before sale of properties       169,198         134,028         414,851         264,274
                                              ---------       ---------       ---------       ---------
Expenses
   Interest expense                                  --              --              --           1,747
   Professional services                         26,798          12,634          42,379          36,265
   Advisory fee                                  10,308          10,235          20,473          20,427
   Administration and general                    12,531          10,363          26,368          18,819
   Directors' fees                                5,800           5,000          11,600          10,800
   Property taxes                                 3,648           8,900           7,295          17,800
                                              ---------       ---------       ---------       ---------
   Total expenses                                59,085          47,132         108,115         105,858
                                              ---------       ---------       ---------       ---------
   Income before gain on sale of properties     110,113          86,896         306,736         158,416
   Gain on sale of properties                        --         444,509          69,946         444,509
                                              ---------       ---------       ---------       ---------
   Net income                                $  110,113      $  531,405      $  376,682      $  602,925
                                             ==========      ==========      ==========      ==========

Earnings per common share                    $     0.05      $     0.23      $     0.16      $     0.26
Dividends declared per share                 $     0.10      $     0.00      $     0.20      $     0.00
Weighted average number of shares of
  common stock outstanding                    2,360,080       2,360,080       2,360,080       2,360,080

The accompanying notes are an integral part of these statements.

                        ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                         Six months ended   Six months ended
                                                          June 30, 1998      June 30, 1997
                                                          -------------      -------------
Cash Flows from Operating Activities:

Net income                                                 $   376,682       $   602,925
Adjustments to reconcile net income to net cash
 provided by operating activities-
Gain on land sale                                              (69,946)         (444,509)
Change in accrued interest receivable                          110,462            68,858
Change in accounts payable and other liabilities               (56,810)          (30,887)
Other changes                                                  (73,125)           11,599
                                                           -----------       -----------
Net cash provided by operating activities                      287,263           207,986
                                                           -----------       -----------
Cash flows from investing activities:
  Cash payments for assessments and planning on
     land held for sale                                             --          (412,150)
  Cash proceeds from land sale                                 683,574         2,894,353
Principal payments received under mortgages                    765,433           131,343
Cash purchases of land and mortgage interest                  (115,632)               --
Return of investment in partnership                             75,500                --
                                                           -----------       -----------
        Net cash provided by investing activities            1,408,875         2,613,546
                                                           -----------       -----------
Cash flows from financing activities:
Payment of dividends                                          (236,008)               --
                                                           -----------       -----------
        Net cash used in financing activities                 (236,008)               --
                                                           -----------       -----------

Increase in cash and temporary investments                   1,460,130         2,821,532

Cash and temporary investments - beginning of period         3,246,825         1,191,853
                                                           -----------       -----------
Cash and temporary investments - end of period             $ 4,706,955       $ 4,013,385
                                                           ===========       ===========
Schedule of Non-Cash Investing and Financing Activities:
Seller financing in conjunction with land sale             $   853,284       $   959,170
Dividends declared in excess of dividends paid                 236,008                65

The accompanying notes are an integral part of these statements.

                        Arizona Land Income Corporation

                         Notes to Financial Statements
                                 June 30, 1998


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

Note 2 The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from April 1, 1998 through June 30, 1998, and January 1, 1998 through June 30, 1998.

         For the quarter ended June 30, 1998, the Company had total income of $169,000 compared to $134,000 for the quarter ended June 30, 1997. This increase was primarily attributable to an increase of $12,000 in interest on mortgage receivables and an increase of $19,000 in interest on temporary investments.

         The Company expenses increased to approximately $59,000 during the second quarter of fiscal 1998 from approximately $47,000 in the second quarter of fiscal 1997. This increase is primarily attributable to an increase of approximately $14,000 in professional services.

         The Company reported net income of $110,000 for the quarter ended June 30, 1998, compared to $531,000 for the quarter ended June 30, 1997. The net income for 1997 included a gain on the sale of properties of $445,000. The Company's net income for the second quarter 1997, without regard to said gain was $87,000.

         The Company reported income totaling $415,000 for the operating period of January 1, 1998 through June 30, 1998, compared to $264,000 for the same period during fiscal 1997. This increase resulted from an increase of $49,000 in interest on mortgages, an increase on temporary investments of $46,000, and an increase in investment's value of $73,000. For the operating period of January 1, 1998 through June 30, 1998, the Company reported expenses of $108,000 compared to $106,000 for the same period during fiscal 1997.

         The Company reported net income of $377,000 for the period from January 1, 1998 through June 30, 1998. Such net income includes $70,000 of gain on sale of properties. The net income for the comparable prior period was $603,000, which included a gain on sale of properties of $445,000.

         The Company reported an increase in cash and temporary investments of $1,460,000. This increase resulted primarily from $684,000 cash proceeds from land sales and $765,000 principal payments received under mortgages. The Company also distributed $236,000 in cash dividends during the operationg period of January 1, 1998 through June 30, 1998.

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

         The Company completed two land sales during the first half of 1998. The first sale resulted from the sale of a 1 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No. 17. The Company received $495,000 in cash from this sale. The second sale was a 635 acre parcel of land which the Company acquired through foreclosure on Loan No.
3. The Company received a note for $853,000 and $189,000 in cash from this sale.

         In July of 1998, the Company received a cash payoff of $256,000 on Loan No. 9. In January of 1998, the Company received a cash payoff of $557,000 on Loan No. 3. In February 1998, the Company also received a cash payoff of $54,000 on Loan No. 17-1. These collections were in addition to periodic collections of principal on other notes.

         In addition to the above-referenced land sales, the Company has a sale pending for a parcel of land which the Company obtained as a result of the foreclosure on Loan No. 19. On July 17, 1998 the Company completed a sale of property, which the Company acquired through foreclosure on Loan No. 2. The Company received a note for $649,000 and $168,000 in cash from this sale.

         On June 19, 1998, the Board of Directors declared a $.10 per share dividend with a record date of July 1, 1998, and payable July 15, 1998. The total amount distributed to shareholders was approximately $236,000. The Company also paid a dividend of $.10 per share, distributed to shareholders of record on April 7, 1998, with a payable date of April 15, 1998.

         The Company has not yet completed its evaluation of the impact the Year 2000 computer problem may have on its business. However, the Company does not expect the consequences of incomplete or untimely resolution of the problem to materially impact the operation of its business.

         The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

         As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 10, 1998, the Board has not made a decision regarding the dissolution of the Company.

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

        (a) The Company held the Annual Meeting of Shareholders on May 13, 1998.

        (b) Thomas Hislop, Burton Freireich and Robert Blackwell were elected directors of the Company at the Annual Meeting.

        (c) Tabulation of the voting was as follows:

                                             Votes    Votes      Broker
        Name of Nominee          Votes For  Against  Withheld   Nonvotes
        ---------------          ---------  -------  --------   --------

        Thomas R. Hislop         2,122,086     0         0          0
        Burton P. Freireich      2,122,086     0         0          0
        Robert Blackwell         2,122,086     0         0          0

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


                                      ARIZONA LAND INCOME CORPORATION
                                      (S) Thomas R. Hislop




August 10, 1998
---------------                       ------------------------------------------
Date                                  Thomas R. Hislop
                                      Vice President and Chief Financial Officer