Form 10QSB
period 1998-09-30
ARIZONA LAND INCOME CORP
filed 1998-11-12
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 1998
                               -------------------------------------------------

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

         As of November 11, 1998, there were 2,360,080 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I

Item 1.  Financial Statements ................................................3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................7 & 8


PART II

Item 1.  Legal Proceedings ...................................................9

Item 2.  Changes in Securities ...............................................9

Item 3.  Defaults upon Senior Securities .....................................9

Item 4.  Submission of Matters to a Vote of
             Security Holders ................................................9

Item 5.  Other Information ...................................................9

Item 6.  Exhibits and Reports on Form 8-K8 ...................................9


Signatures ...................................................................9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                                    September 30,
                                                                        1998           December 31,
                                                                     (UNAUDITED)          1997
                                                                     -----------       ------------
Assets
              Cash and temporary investments                        $  5,119,928       $  3,246,825
                                                                    ------------       ------------

              Investments -
              Accrued interest receivable                                183,009            255,061
              Mortgages receivable                                     5,588,213          5,119,885
              Investment in partnerships                                 303,255            378,755
              Other investments                                             --               87,188
              Land held for sale                                       4,819,884          7,176,410
                                                                    ------------       ------------
                                                                      10,894,361         13,017,299
              Less - Reserve for losses                               (1,142,363)        (1,513,953)
                                                                    ------------       ------------
                   Total investments, net                              9,751,998         11,503,346
                                                                    ------------       ------------
              Total assets                                          $ 14,871,926       $ 14,750,171
                                                                    ============       ============

Liabilities

              Accounts payable and other liabilities                $     19,071       $     68,718
              Accrued property taxes                                      22,565             37,211
              Deferred tax liability                                     120,000            120,000
              Dividends payable                                          236,008               --
                                                                    ------------       ------------

              Total liabilities                                          397,644            225,929
                                                                    ------------       ------------

Stockholders' Equity
              Common stock-Class A                                       236,008            236,008
              Common stock-Class B                                            10                 10
              Additional paid-in capital                              23,791,072         23,791,072
              Distributions in excess of income                       (9,552,808)        (9,502,848)
                                                                    ------------       ------------

              Total stockholders' equity                              14,474,282         14,524,242
                                                                    ------------       ------------

              Total liabilities and stockholders' equity            $ 14,871,926       $ 14,750,171
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

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                    Three months     Three months     Nine months      Nine months
                                                        ended           ended           ended            ended
                                                   Sept. 30, 1998   Sept. 30, 1997  Sept. 30, 1998   Sept. 30, 1997
                                                   --------------   --------------  --------------   --------------
Income
     Interest on mortgages                         $      113,695   $     105,590    $    342,145     $      285,349
     Interest on temporary investments                     62,823          88,230         170,089            149,267
     Increase in investment's value                           339          75,000          73,464             75,000
     Farm lease income                                          -          10,259           6,010             33,737
                                                   --------------    ------------    ------------     --------------


     Total income before sale of properties               176,857         279,079         591,708            543,353
                                                   --------------    ------------    ------------     --------------

Expenses
     Interest expense                                         458             915             458              2,662
     Professional services                                 14,300           9,475          56,679             45,740
     Advisory fee                                          10,217          10,547          30,690             30,974
     Administration and general                             3,394           2,679          29,762             21,498
     Directors' fees                                        5,800           5,800          17,400             16,600
     Property taxes                                         3,647           8,900          10,942             26,700
                                                   --------------     -----------    ------------     --------------

     Total expenses                                        37,816          38,316         145,931            144,174
                                                   --------------     -----------    ------------     --------------

     Income before gain on sale of properties             139,041         240,763         445,777            399,179
     Gain on sale of properties                           142,341               -         212,287            444,509
                                                   --------------     -----------    ------------     --------------
     Net income before income taxes                       281,382         240,763         658,064            843,688
     Income taxes                                               -          65,500               -             65,500
                                                   --------------     -----------    ------------     --------------

     Net income                                    $      281,382     $   175,263    $    658,064     $      778,188
                                                   ==============     ===========    ============     ==============


Earnings per common share                                   $0.12           $0.07          $0.28               $0.33
Dividends declared per share                                $0.10           $0.25          $0.30               $0.25
Weighted average number of shares of
  common stock outstanding                              2,360,080       2,360,080       2,360,080          2,360,080

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                    Nine months ended      Nine months ended
                                                                    September 30, 1998     September 30, 1997
                                                                    ------------------     ------------------
Cash Flows from Operating Activities:

   Net income                                                           $   658,064          $   778,188
   Adjustments to reconcile net income to net cash provided by operating activities-
         Gain on land sale                                                 (212,287)            (444,509)
         Change in accrued interest receivable                               72,052              (22,992)
         Change in accounts payable and other liabilities                   (64,293)              18,753
         Other changes                                                      (73,464)            (103,767)
                                                                        -----------          -----------

           Net cash provided by operating activities                        380,072              225,673
                                                                        -----------          -----------


Cash Flows from Investing Activities:
   Cash payments for assessments and planning on land held for sale            --               (464,919)
   Cash proceeds from land sales                                            852,611            2,894,353
   Proceeds from sale of investment in equity securities                    160,652                 --
   Principal payments received under mortgages                            1,056,997              180,245
   Cash purchases of land & mortgage interest                              (180,713)                --
   Return of investment in partnership                                       75,500                 --
                                                                        -----------          -----------

           Net cash provided by investing activities                      1,965,047            2,609,679
                                                                        -----------          -----------

Cash Flows from Financing Activities:
   Payment of dividends                                                    (472,016)            (590,020)
                                                                        -----------          -----------


           Net cash used in financing activities                           (472,016)            (590,020)
                                                                        -----------          -----------


Increase in Cash and Temporary Investments                                1,873,103            2,245,332

Cash and temporary investments - beginning of period                      3,246,825            1,191,853
                                                                        -----------          -----------
Cash and temporary investments - end of period                          $ 5,119,928          $ 3,437,185
                                                                        ===========          ===========

Schedule of Non-Cash Investing and Financing Activities:
   Seller financing in conjunction with land sale                       $ 1,502,439          $   959,170
   Dividends declared in excess of dividends paid                           236,008                   65

Supplemental Disclosures of Cash Flow Information:
           Interest                                                             458                2,662
           Income Taxes                                                        --                 65,500

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                               September 30, 1998


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

Note 2 The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from July 1, 1998 through September 30, 1998, and January 1, 1998 through September 30, 1998

         For the quarter ended September 30, 1998, the Company had total income of $177,000 compared to $279,000 for the quarter ended September 30, 1997. The total income for the quarter ended September 30, 1997, included an extraordinary gain of $75,000 which resulted from compensation received on a bridge loan transaction by the Company. Without this gain, the income for the quarter ended September 30, 1997 would have been $204,000.

         The Company's expenses for the quarter ended September 30, 1998 were $38,000 compared to $38,000 for the quarter ended September 30, 1997. The Company paid income taxes of $65,500 in the third quarter of 1997.

         The Company reported net income of $281,000 for the quarter ended September 30, 1998 compared to $175,000 for the quarter ended September 30, 1997. This increase was primarily attributable to a gain on sale of properties of $142,000. Without this sale, the Company's income would have been $139,000.

         The Company reported total income of $592,000 for the nine months ended September 30, 1998 compared to $543,000 for the same period in the prior fiscal year. This increase can be attributed to an increase in mortgage income of $57,000, an increase in temporary investments income of $21,000 offset by a decrease in farm income of $28,000.

         For the nine months ended September 30, 1998, the Company's expenses totaled $146,000 compared to $144,000 for the same period in the prior fiscal year. The Company reported net income of $658,000 for the nine months ended September 30, 1998 compared to $778,000 in 1997.

         The Company reported an increase in cash and temporary investments of $1,873,000. This increase resulted primarily from $853,000 cash proceeds from land sales and $1,057,000 principal payments received under mortgages. The Company also distributed $472,000 in cash dividends during the operating period of January 1, 1998 through September 30, 1998.

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

         The Company completed three land sales during the period of January 1, 1998 through September 30, 1998. The first sale resulted from the sale of a 1 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on Loan No. 17. The Company received $495,000 in cash from this sale. The second sale was a 635 acre parcel of land which the Company acquired through foreclosure on Loan No. 3. The Company received a note for $853,000 and $189,000 in cash from this sale. The third sale was a 33 acre parcel of raw land in Chandler, Arizona. This property was acquired through the foreclosure on Loan No. 2. The Company received $168,000 in cash and a note for $649,000 from this sale.

         In July of 1998, the Company received a cash payoff of $256,000 on Loan No. 9. In January of 1998, the Company received a cash payoff of $557,000 on Loan No. 3. In February 1998, the Company also received a cash payoff of $54,000 on Loan No. 17-1. These collections were in addition to periodic collections of principal on other notes.

         The Company has two sales pending for parcels of land which the Company obtained as a result of the foreclosure on Loan No. 11 and Loan No. 19.

         On September 18, 1998, the Company declared a $.10 per share dividend with a record date of October 1, 1998, and payable on October 15, 1998. The total amount distributed to shareholders was approximately $236,000. During the second quarter of 1998, the Company paid a dividend of $.10 per share, distributed to shareholders of record on July 1, 1998, with a payable date of July 15, 1998. The Company also paid a dividend of $.10 per share on April 15, 1998, distributed to shareholders of record on April 7, 1998.

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

         As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of November 4, 1998, the Board has not made a decision regarding the dissolution of the Company.

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


                                      ARIZONA LAND INCOME CORPORATION
                                      (S) Thomas R. Hislop




   NOVEMBER 11, 1998
---------------------------           --------------------------------------
Date                                  Thomas R. Hislop
                                      Vice President and Chief Financial Officer