Form 10KSB40
period 1998-12-31
ARIZONA LAND INCOME CORP
filed 1999-03-31
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                 ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to __________________

                          Commission File Number 1-9900

                         ARIZONA LAND INCOME CORPORATION
              (Exact name of small business issuer in its charter)

            Arizona                                              86-0602478
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


2999 North 44th Street, Suite 100, Phoenix, Arizona                85018
    (Address of principal executive offices)                     (Zip Code)

                                 ---------------

          Issuer's telephone number, including area code (602) 952-6800

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:

   Title or class                      Name of each exchange on which registered
   --------------                      -----------------------------------------
Common Stock, no par value                        American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title or Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1998 were $981,082.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant's Series A Common Stock as reported by the American Stock Exchange on March 23, 1999, was approximately $6,665,281. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     2,360,080   shares of Class A Common Stock outstanding on March 23, 1999
           100   shares of Class B Common Stock outstanding on March 23, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

     Materials from the registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 9, 10, 11 and 12.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                                                        Exhibit Index at page 24
                                                                  Total pages 26

                                TABLE OF CONTENTS
                                                                            Page

PART I....................................................................... 1
     ITEM 1.  DESCRIPTION OF BUSINESS........................................ 1
     ITEM 2.  DESCRIPTION OF PROPERTY........................................ 4
     ITEM 3.  LEGAL PROCEEDINGS.............................................. 4
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 4

PART II...................................................................... 5
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....... 5
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...... 6
     ITEM 7.  FINANCIAL STATEMENTS........................................... 9
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE........................... 23

PART III..................................................................... 23
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.... 23
     ITEM 10. EXECUTIVE COMPENSATION......................................... 23
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................ 23
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 23

PART IV...................................................................... 24
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................... 24

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

         In June 1988, the Company began investing in first mortgage loans on unimproved real property located in the metropolitan Phoenix area. Such loans included mortgage loans secured or collateralized by first mortgages, first deeds of trust and real property subject to agreements for sale and subdivision trusts ("First Mortgage Loans"). From its inception until December 31, 1991, the Company purchased interests totaling $34,120,000 in twenty First Mortgage Loans. Since January 1, 1992, the Company has purchased only one First Mortgage Loan, and has had to institute foreclosure proceedings with respect to certain properties securing other First Mortgage Loans. See "Investment Objectives and Criteria" below. See also Note 4 to the financial statements included in Item 7 for additional information concerning the Company's First Mortgage Loans.

         The Company's goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders' net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During the 1998 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 1998 to shareholders of record on April 7, 1998. The second distribution was for $.10 per share and was paid on July 15, 1998 to shareholders of record on July 1, 1998. The third distribution was for $.10 per share and was paid on October 15, 1998 to shareholders of record on October 1, 1998. The fourth distribution was for $.10 per share and was paid on December 31, 1998 to shareholders of record on December 17, 1998.

         NO PRESENT INTENTION TO DISSOLVE. As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company's intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Company's Board of Directors possesses the discretion to (i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company's Board of Directors determines that it is the Company's best interest to dispose of such investments; (ii) sell such First Mortgage Loans or real property on or about the dissolution date, in which case the sale proceeds in excess of monies owed by the Company to creditors will be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor (defined below) will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

         QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST. The Company has qualified for real estate investment trust ("REIT") status for all tax years since its inception, and management and the Company's Board of Directors believes that the Company has completed the necessary steps to permit the Company to continue, if it so chooses, REIT status for the tax year ended December 31, 1998. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) dividends paid to its shareholders. See
Item 6 - Management's Discussion and Analysis or Plan of Operation.

         Generally, if the Company is to maintain its REIT status, it must meet a series of qualifications including: (i) restrict its investments principally to assets that produce interest from mortgage loans collateralized by real estate or which produce real property rental income; (ii) pay out at least 95% of its taxable income (excluding capital gains) to its shareholders; (iii) pay taxes at corporate tax rates on capital gains or distribute capital gains as dividends to its shareholders; (iv) hold less than 10% of the voting securities of any single issuer; and (v) have an independent manager or advisor for its assets. If the Company fails to maintain its status as a REIT, the Company would not be entitled to deduct from its federal taxable income dividends paid to shareholders.

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

         The Company's historical investment objective was to locate First Mortgage Loans which satisfied the foregoing investment criteria. Due to generally poor economic conditions in Arizona and in metropolitan Phoenix during the early 1990's, the Company did not acquire any additional First Mortgage Loans from 1989 until 1998 (other than refinancings or restructuring of existing First Mortgage Loans). However, in 1998 the Company acquired one First Mortgage Loan identified in footnote four to the Financial Statements as loan number 21.

         MANAGEMENT ARRANGEMENTS. The Company has no employees. The Company's affairs are managed by its non-salaried officers under the supervision of its Board of Directors. The Company and ALI Advisor, Inc. (the "Advisor") entered into an advisory and servicing agreement (the "Advisory Agreement") at the time of the Company's incorporation. The Advisory Agreement has expired by its own terms; however, the Company and the Advisor have agreed to continue to operate as if the terms and conditions of the Advisory Agreement are still in effect.

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

         The Company has agreed to pay the Advisor a servicing fee for servicing the Company's First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company's mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 1998 and 1997, the Company paid the Advisor a servicing fee of $40,699 and $41,269, respectively.

         The Company also agreed to pay the Advisor a management fee for aiding the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders' cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and will equal 30% of the Company's available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 1998 or 1997.

         The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company's First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 1998 or 1997.

         1998 TRANSACTIONS AND LOAN MODIFICATIONS. Set forth below is information concerning the transactions and modifications which affect the First Mortgage Loans and which occurred during 1998. The mortgage loan numbers referred to below are identifiers for those loans on the books and records of the Company. Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988 and in Notes 4 and 5 to the Company's financial statements set forth in Item 7 hereof.

         1998 LAND SALES. The Company had four land sales during the 1998 fiscal year, which in the aggregate generated a $199,000 gain on sale of property. The first sale was a one acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on loan 17. Proceeds to the Company from this sale were $495,000 cash. The second sale was a 635 acre parcel of property located in Pinal County, Arizona, in which the Company had a 80% interest and had acquired through foreclosure on loan 3. Proceeds to the Company from this sale were $189,000 cash and an 80% participation in a $1,066,000 note. The third sale was a 33.5 acre parcel of property located in Chandler, Arizona, which the Company acquired through foreclosure on loan 2. Proceeds to the Company from this sale were $168,000 cash and a $649,000 note. The fourth sale was a 9 acre parcel of property located in Phoenix, Arizona, which the Company acquired through foreclosure on loan 19. Proceeds to the Company from this sale were $834,000 cash.

         In summary, the Company had four land sales during the 1998 fiscal year which produced $1,686,000 cash, and 1,502,000 of receivables.

         In addition to the above referenced land sales, in December 1998, the Company issued loan 21 to a third party to fund the purchase of land in Scottsdale, Arizona. The initial proceeds of $1,579,000 were used in partial settlement of the purchase price, including a $53,000 mortgage broker fee paid to an officer of the Company. The Company has committed to fund an additional $195,000 to pay for the initial year of interest on the loan. The loan bears interest at 12% and requires semi-annual interest payments through maturity.

Balloon payment of the principal and accrued interest is due December 16, 2002. The loan also bears contingent interest upon subsequent sale of the property.

         The Company also received cash payoffs of $557,000 on loan 3, $296,000 on loan 9, and $53,000 on loan 17-1. These collections were in addition to periodic collections of principal on other notes.

         The Company also modified two loans during 1998. The maturity date on loan 5 was extended to February 1, 2001, from February 1, 1999. The interest rate on loan 10 was increased to 10% and the annual principal and interest payments on loan 10 were reduced to $200,451 from $341,761. The maturity date for the balloon payment of principal and accrued interest was extended to April 1, 2002, from April 2, 2001.

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

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE COMPANY.

         Barry W. Peacock, age 61, has served as the Company's President from its inception in 1988. Mr. Peacock is Chairman of the Board of Peacock, Hislop, Staley and Given ("PHS&G"), a position he has held since the inception of that Company in June 1989. Mr. Peacock served as a senior executive with Young, Smith & Peacock, Inc. ("YSP") from 1964 until June 1989, and most recently as Managing Director--Municipal Bonds.

         Larry P. Staley, age 56, has served as the Company's Vice President from the Company's inception. Mr. Staley is Vice-Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP, where he was employed from 1973 until he joined PHS&G in 1989.

         David W. Miller, age 50, has served as Secretary of the Company since his election to such office on September 22, 1988. Mr. Miller has served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G.

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

         The Company's Class A Common Stock is listed for trading on the American Stock Exchange ("AMEX"). As of March 23, 1999, there were approximately 60 holders of record of the Class A Common Stock. In the Company's estimation, based upon information available to the Company, there are over 600 beneficial owners of the Company's Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 23, 1999 was $5 7/8 per share. The following table sets forth the high and low prices on AMEX of the Class A Common Stock for each quarterly period in 1997 and 1998 and the cash distributions paid per share of Class A Common Stock for such periods.

         On March 15, 1994, the Company's Board of Directors authorized the repurchase of shares of the Company's Class A Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 249,920 shares of Class A Common Stock. The Company intends to continue to periodically make open market purchases of its Class A Common Stock. No shares were repurchased during the 1998 fiscal year.

                                                      Dividends/Distributions
                                                       Declared Per Share of
Calendar Quarter            High         Low        Class A Common Stock (1)(2)
----------------            ----         ---        ---------------------------
1997
   First Quarter            5 7/8       4 5/8                $0.0
   Second Quarter           5 5/16      4 1/4                 0.0
   Third Quarter            5 3/4       4 7/8                 0.25
   Fourth Quarter           5 5/8       5 3/16                0.13
1998
   First Quarter            7 3/16      5 1/16                0.10
   Second Quarter           7           5 3/14                0.10
   Third Quarter            7           6                     0.10
   Fourth Quarter           6 1/2       5 5/8                 0.10

----------
(1)  See Note 7 to the financial statements included in Item 7.
(2) The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During 1998, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 1998 to shareholders of record on April 7, 1998. The second distribution was for $.10 per share and was paid on July 15, 1998 to shareholders of record on July 1, 1998. The third distribution was for $.10 per share and was paid on October 15, 1998 to shareholders of record on October 1, 1998. The fourth distribution was for $.10 per share and was paid on December 31, 1998 to shareholders of record on December 17, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 VS. 1997. The Company had net income of approximately $981,000 or $.42 per share of Class A Common Stock, for the year ended December 31, 1998, compared to net income of approximately $784,000 or $.33 per share of Class A Common Stock, for the year ended December 31, 1997. The increase in the net income for the year ended December 31, 1998, is primarily attributable to the increase in income from investment in partnership interests on mortgages and the decrease in the tax provision from prior year. Interest income from First Mortgage Loans increased to $464,000 in 1998 from $384,000 in 1997. Gain on the sale of property decreased to $199,000 in 1998 from $452,000 in 1997.

         The Company had other income of approximately $83,000 in 1998 compared to other income of $56,000 in 1997. The other income received by the Company in 1998 is primarily attributable to lease rentals on land received by the Company through foreclosure actions.

         The Company's expenses increased in the aggregate to $189,000 in 1998, compared to $179,000 in 1997. This increase of $10,000 is primarily attributable to increases in the cost of professional services.

         The Company did not record a loan loss reserve in 1998 because of the stabilization of the Phoenix real estate market.

         Net cash provided by operating activities was approximately $415,000 in 1998 compared to net cash provided by operating activities of $270,000 in 1997. Net cash provided by investing activities in 1998 and 1997 was approximately $1,387,000 and $2,681,000, respectively. Net cash used in financing activities in 1998 and 1997 was approximately $944,000 and $897,000, respectively.

OUTLOOK

         FORWARD-LOOKING STATEMENTS. The following discussion contains forward-looking statements, as well as a discussion of risks and uncertainties that could affect the Company. Due to the risks and uncertainties, the Company's actual results may differ materially from the results discussed in the forward-looking statements.

         YEAR 2000. The Company has discussed and considered the potential effects of Year 2000 compliance internally, and with key advisors and suppliers. Management believes that the Company has adequately addressed potential issues as related to this problem and that no significant disruptions related to Year 2000 compliance will occur in the Company's computer hardware and software systems. Company management believes that the Company's Year 2000 exposure is limited because the Company's primary computer inter-connect is with its financial institution; however, any failure of our computer system or the systems of third parties to achieve Year 2000 compliance could adversely affect our business.

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

         The Company believes that the market for unimproved real property in Phoenix has begun to improve as evidenced by the number of land sales for the Company during 1997 and 1998. The Company sold four parcels of land in 1998, and anticipates that additional parcels will be sold in 1999. However, no assurance can be made that such sales will occur.

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

LIQUIDITY AND CAPITAL RESOURCES

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

DIVIDENDS

         In 1997, the Board declared two extraordinary cash distributions. The first distribution was for $.25 per share and was paid on September 15, 1997 to shareholders of record on September 1, 1997. The second distribution was for $.13 per share and was paid on December 31, 1997 to shareholders of record on December 17, 1997.

         In 1998, the Company declared and paid four extraordinary cash distributions. The first distribution was for $.10 per share and was paid on April 15, 1998 to shareholders of record on April 7, 1998. The second distribution was for $.10 per share and was paid on July 15, 1998 to shareholders of record on July 1, 1998. The third distribution was for $.10 per share and was paid on October 15, 1998 to shareholders of record on October 1, 1998. The fourth distribution was for $.10 per share and was paid on December 31, 1998 to shareholders of record on December 17, 1998.

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

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                    10

Financial Statements-

  Balance Sheet - December 31, 1998                                         11

  Statements of Operations - For the Years Ended December 31,
    1998 and 1997                                                           12

  Statements of Stockholders' Equity - For the Years Ended
    December 31, 1998 and 1997                                              13

  Statements of Cash Flows - For the Years Ended December 31,
    1998 and 1997                                                           14

Notes to Financial Statements - December 31, 1998                           15



        Certain schedules are omitted as the information is not required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Arizona Land Income Corporation:

We have audited the accompanying balance sheet of ARIZONA LAND INCOME CORPORATION (an Arizona corporation) as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                  ARTHUR ANDERSEN LLP


Phoenix, Arizona, February 3, 1999.

                         ARIZONA LAND INCOME CORPORATION

                                  BALANCE SHEET

                                DECEMBER 31, 1998


                                     ASSETS

ASSETS:
 Cash and cash equivalents                                         $  4,105,346
                                                                   ------------
 Investments-
  Accrued interest receivable                                           287,185
  Mortgage notes receivable (Note 4)                                  7,153,207
  Investment in partnership (Note 2)                                    333,472
  Land held for sale (Note 5)                                         3,912,576
                                                                   ------------
                                                                     11,686,440
  Less - reserve for losses                                          (1,082,286)
                                                                   ------------

      Total investments, net                                         10,604,154
                                                                   ------------

                                                                   $ 14,709,500
                                                                   ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and other liabilities                            $     18,919
 Accrued property taxes                                                   9,289
 Deferred tax liability (Note 2)                                        120,000
                                                                   ------------

      Total liabilities                                                 148,208

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (Notes 1 and 8):
 Class A common stock, $.10 stated value, 10,000,000
  shares authorized, 2,360,080 shares issued and
  outstanding                                                           236,008
 Class B common stock, $.10 stated value, 10,000
  shares authorized, 100 shares issued and outstanding                       10
 Additional paid-in capital                                          23,791,072
 Distributions in excess of earnings                                 (9,465,798)
                                                                   ------------

                Total stockholders' equity                           14,561,292
                                                                   ------------

                                                                   $ 14,709,500
                                                                   ============

       The accompanying notes are an integral part of this balance sheet.

                         ARIZONA LAND INCOME CORPORATION

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                        1998             1997
                                                     ----------       ----------
INCOME:
 Interest on mortgages                              $   464,233       $  384,203
 Interest on temporary investments                      222,620          278,825
 Income from investment in partnership                  183,792               --
 Other income                                            82,786           56,296
                                                    -----------       ----------
      Total income before gain on sale
        of properties                                   953,431          719,324
                                                    -----------       ----------

EXPENSES:
 Property taxes                                          22,739           28,709
 Professional services                                   65,612           56,138
 Advisory fees to related party (Note 6)                 40,699           41,269
 Administration and general                              36,350           28,275
 Directors' fees                                         23,200           22,400
 Interest expense                                           458            2,662
                                                    -----------       ----------
      Total expenses before gain on
       sale of properties                               189,058          179,453
                                                    -----------       ----------

INCOME BEFORE GAIN ON SALE OF PROPERTIES                764,373          539,871

GAIN on sale of properties, net                         198,923          451,666
                                                    -----------       ----------

NET INCOME BEFORE TAXES                                 963,296          991,537

INCOME TAX (BENEFIT) PROVISION                          (17,786)         207,300
                                                    -----------       ----------

      Net income                                    $   981,082       $  784,237
                                                    ===========       ==========

INCOME PER COMMON SHARE                             $       .42       $      .33
                                                    ===========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                          2,360,080        2,360,080
                                                    ===========       ==========

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                   Common Stock          Additional    Distributions       Total
                               ---------------------      Paid-In       in Excess      Stockholders'
                                 Shares      Amount       Capital      of Earnings        Equity
                               ---------    --------    -----------    -----------     -----------
BALANCE, December 31, 1996     2,360,180    $236,018    $23,791,072    $(9,390,255)    $14,636,835
     Dividends paid                   --          --           --         (896,830)       (896,830)
     Net Income                       --          --           --          784,237         784,237
                               ---------    --------    -----------    -----------     -----------

BALANCE, December 31, 1997     2,360,180    $236,018    23,791,072      (9,502,848)     14,524,242
     Dividends paid                   --          --           --         (944,032)       (944,032)
     Net income                       --          --           --          981,082         981,082
                               ---------    --------    -----------    -----------     -----------

BALANCE, December 31, 1998     2,360,180    $236,018    $23,791,072    $(9,465,798)    $14,561,292
                               =========    ========    ===========    ===========     ===========


        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998           1997
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   981,082    $   784,237
 Adjustments to reconcile net income to net cash
  provided by operating activities-
  Gain on sale of properties                            (198,923)      (451,666)
  Unrealized gain on investments and other
    non-cash income                                      (73,464)       (87,188)
  Income on investment in partnership                   (183,792)            --
  Changes in certain assets and liabilities
   affecting operating activities-
    Increase in accrued interest receivable              (32,124)       (48,397)
    Decrease (increase) in accounts payable and
     other liabilities                                   (49,799)         6,578
    Decrease in accrued property taxes                   (27,922)       (53,085)
    Increase in deferred tax liability                        --        120,000
                                                     -----------    -----------

      Net cash provided by operating activities          415,058        270,479
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Return on partnership investment                        229,075             --
 Principal payments received under mortgage
  notes receivable                                     1,072,247        199,954
 Proceeds from sales of properties                     1,685,978      2,946,295
 Land improvements                                            --       (464,926)
 Issuance of mortgage notes receivable                (1,579,744)            --
 Cash purchases of land and mortgage interest           (180,713)            --
 Proceeds from sale of investment in equity
  securities                                             160,652             --
                                                     -----------    -----------

      Net cash provided by investing activities        1,387,495      2,681,323
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of dividends                                   (944,032)      (896,830)
                                                     -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                    858,521      2,054,972

CASH AND CASH EQUIVALENTS, beginning of year           3,246,825      1,191,853
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of year               $ 4,105,346    $ 3,246,825
                                                     ===========    ===========
SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
 New mortgages related to sales of properties        $ 1,502,939    $   956,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid                                       $       458    $     2,662

 Income taxes paid (refunds received)                $   (17,786)   $    87,300

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CASH AND CASH EQUIVALENTS

         Investments  with  an  original  maturity  of less  than  90 days  when purchased are considered cash equivalents. At December 31, 1998, cash equivalents consisted of U.S. Treasury Notes of $3,004,000 which matured in February 1999.

         MORTGAGE NOTES RECEIVABLE

         Mortgage notes receivable are presented at cost in the accompanying balance sheet. It is the Company's policy to discontinue the accrual of interest for notes in default as of the default date. In management's opinion, mortgage notes receivable are stated at amounts not in excess of net realizable value.

         INVESTMENT IN PARTNERSHIP

         During 1991, the Company purchased a 21.6% limited partnership interest in Pinnacle Peak Office/Resort Investors, the borrower on Loan 1. The Company recorded income under the equity method of $183,792 and received a return on capital related to this investment of $229,075 in 1998.

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

         INCOME TAXES AND REIT STATUS

         The Company has elected  treatment  as a real estate  investment  trust
(REIT) under Internal Revenue Code (IRC) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 95% of the REIT's taxable income.
For all years presented, the Company has met the 95% distribution requirement.

         The Company previously elected to treat certain qualified property as foreclosure property under IRC Section 856(e)(5). Accordingly, current federal income tax of $87,300 was provided and paid on the 1997 net gains on an income tax basis from sales of foreclosure property. During 1997, an additional $120,000 deferred federal income tax provision was recorded to reflect the cumulative book to tax difference on foreclosure property sales through December 31, 1997 and the expected future taxes to be paid when the gains are reflected in the income tax returns. There was no change in this deferred tax liability in 1998. During 1998, a refund of $17,786 was received and recorded as income.

         For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. For example, the Company recognized gain on the sale of property for financial reporting purposes which is in excess of the current taxable gain on the sales. As a result of these cumulative differences, 1998 taxable income totaled approximately $970,000 and the taxable income for 1997 was approximately $790,000 before deductions for dividends paid and federal taxes. Net operating losses for federal income tax purposes available to offset future taxable income totaled $2,240,000 at December 31, 1998, and benefits from these losses will expire through the year ending 2010.

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

         LONG-LIVED ASSETS

         SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was adopted by the Company in fiscal 1997, and did not have a material effect on the Company's financial position or its results of operations. SFAS No. 121 requires the Company to recognize impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets.

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

(4) MORTGAGE NOTES RECEIVABLE:

         Management determines the rate and related terms on its individual mortgage notes receivable based on the underlying collateral, the quality of the borrower, and the down payment received. The majority of the mortgage notes receivable outstanding at December 31, 1998, were originated within the last 1-5 years and in management's opinion, the factors used to determine the rates and related terms have not changed significantly. Based on this, management believes that the fair market values of its mortgage notes receivable approximate their carrying amounts. As of December 31, 1998, the majority of the loans are current, and all noncurrent loans are stated at amounts not in excess of net realizable value of the collateral securing the loans. Therefore, no additional adjustment for impairment is necessary.

         Mortgage notes receivable consist of the following at December 31, 1998:

                                                                                       The Company's
                                                                                       Participation
                                                                                       Interest as a    The Company's
Original                             Stated     Final                                   % of Current   Participation at
  Loan      Collateral, Property    Interest  Maturity                                   Principal       December 31,
 Number      Location and Size        Rate      Date     Periodic Payment Terms           Balance           1998
-------      -----------------        ----      ----     ----------------------           -------           ----
   2)    33.5 acres - Queen Creek      8%     07/15/03   Annual principal and interest       100%         $649,155
         and Gilbert Roads -                             payments of $96,743 through
         Chandler, Arizona                               July 2002. Balloon payment
                                                         consisting of the unpaid
                                                         principal balance plus accrued
                                                         interest due July 15, 2003.
                                                         Loan is current and was
                                                         collected in full on January
                                                         24,1999.

 3-1)    635 acres - Section 9,        8%     02/05/11   Annual interest payments             80%          853,285
         Township 6 South Range 3                        through February 2001, then
         East of the Gila and Salt                       annual principal and interest
         River Base and Meridian -                       payments of $158,955 through
         Pinal County, Arizona                           maturity. Loan is current.

   5)    18.8 acres - 1/2 mile         9%     02/01/99   In 1998, the loan was modified      100%          521,664
         east of Pima Road and 1/4                       for the borrower to make
         mile South of Bell Road -                       annual principal payments of
         Scottsdale, Arizona                             $25,000 plus semi-annual
                                                         accrued interest payments
                                                         through August 1, 2000.
                                                         Balloon payment consisting of
                                                         the unpaid principal plus
                                                         accrued interest due February
                                                         1, 2001. Loan is current.

   6)    29 lots in Hidden Valley   9%-12.3%  07/01/05   Multiple borrowers (26)-          86.47%           83,936
         Ranch, Pinal County,                            monthly payments of principal
         Arizona. 12 parcels in                          and interest of varying
         either Bellflower Ranch                         payment amounts. Approximately
         or Butterfield Ranch in                         $45,000 of these loans are
         Cochise County, Arizona                         late or in default but are
                                                         fully collateralized.


  10)    7.47 acres - 16th Street     10%     04/01/02   On April 1, 1998, the loan was       80%           956,170
         and Bell Road Phoenix,                          modified to annual principal
         Arizona                                         and interest payments of
                                                         $200,451 through April 1,
                                                         2001. Balloon payment
                                                         consisting of the unpaid
                                                         principal plus accrued
                                                         interest due April 1, 2002.
                                                         Loan is current.

  15)    50.85 acres - South of        8%     08/30/00   Quarterly payments of               100%           503,035
         the Southwest Corner of                         principal and interest of
         Hawes and Brown Road -                          $18,700 through May 30, 2000.
         Mesa, Arizona                                   Balloon payment consisting of
                                                         the unpaid principal plus
                                                         accrued interest due August
                                                         30, 2000. Loan is current.

  16)    20 acres - West side of       9%     09/12/02   Annual payments of principal        100%           197,749
         I-17; approximately 2-3/4                       and interest of $20,583
         miles north of Happy                            through September 12, 2001.
         Valley Road - Maricopa                          Balloon payment consisting of
         County, Arizona                                 unpaid principal plus accrued
                                                         interest due September 12,
                                                         2002. Loan is current.

17-3)    2.11 acres (Lots 4 and 5,     8%     04/15/08   Monthly payments of principal       100%            79,300
         Phoenix International                           and interest of $993. Loan is
         Science Center) I-17 and                        current.
         Deer Valley Road,
         Phoenix, Arizona

  18)    153.63 acres - Southwest      7%     03/27/10   Annual payments of principal        100%         1,729,169
         Corner of Pecos Road and                        and interest of $144,258
         Val Vista Drive -                               through March 27, 2009.
         Maricopa County, Arizona                        Balloon payment consisting of
                                                         unpaid principal plus accrued
                                                         interest due March 27, 2010.
                                                         Loan is current.

  21)    53 acres - Dixileta and      12%     12/16/02   Outstanding balance is a draw       100%         1,579,744
         Scottsdale Roads                                on a total credit facility of
         Scottsdale, Arizona                             $1,775,000. Interest for first
                                                         year to be paid using the
                                                         remainder of the credit
                                                         facility. Semi-annual interest
                                                         payments through maturity.
                                                         Balloon payment of the
                                                         principal balance plus accrued
                                                         interest due December 16,
                                                         2002. Contingent interest
                                                         payable upon certain events
                                                         defined in the note.
                                                                                                         ----------
                                                                                                         $7,153,207
                                                                                                         ==========

Scheduled principal repayments of mortgage notes receivable at December 31, 1998 are as follows:

                  Year                              Amount
                  ----                              ------
                  1999                           $  223,552
                  2000                              660,063
                  2001                              642,898
                  2002                            2,700,206
                  2003                              549,234
                  Thereafter                      2,377,254
                                                 ----------
                                                 $7,153,207
                                                 ==========

(5) LAND HELD FOR SALE:

         The Company has received land as a result of foreclosures on several loans. Interest accrual ceases at the date of default. The mortgage receivable balance, related accrued interest and foreclosure costs are transferred to land held for sale at cost on the date the title is transferred. In management's opinion, land held for sale is stated at amounts not in excess of fair value less estimated costs to sell.

         The following land is owned by the Company at December 31:

   Original                                       The Company's
     Loan                                         Participation
    Number                                          Interest          1998
    ------                                          --------          ----
     6)      354.5 acres - Southwest corner of
             Warner and Sossaman Roads -
             Maricopa County, Arizona                86.47%        $3,079,197

             54.58 acres - Pinal County.             86.47             83,925

    11)      8.4 acres - Corner of 95th and Olive
             Avenues - Peoria, Arizona.             100.00            693,565

    17)      .01 acres - Southwest corner of
             I-17 and Deer Valley Road -
             Phoenix, Arizona.                      100.00             55,889
                                                                   ----------
                                                                   $3,912,576
                                                                   ==========

(6) RELATED PARTY TRANSACTIONS:

         The Company is a party to the following agreements with affiliates who share common management and directors with the Company:

        Affiliate                                 Agreement
        ---------                                 ---------

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

         In December 1998, the Company issued Loan 21 to a third party to fund the purchase of land in Scottsdale, Arizona. The initial proceeds of $1,579,744 were used in settlement of the purchase price, including a $53,000 mortgage broker fee paid to an officer of the Company. The Company has committed to fund an additional $195,256 to pay for the initial year of interest on the loan. The loan agreement provides for the Company to share in future profits from sales of collateral parcels via contingent interest provisions. Additionally, the loan agreement includes provisions for contingent service fees to be paid to PHS Mortgage, Inc. upon certain events defined in the note. There were no contingent service fees paid to PHS Mortgage, Inc. in 1998.

(7)   DIVIDENDS PAID:

         Distributions related to Class A dividends for 1998 are as follows:

                                                         Amount
         Date Declared      Record Date    Date Paid   Per Share    Total Amount
         -------------      -----------    ---------   ---------    ------------
           03/27/98         04/07/98       04/15/98      $.10         $236,008
           06/19/98         07/01/98       07/15/98       .10          236,008
           09/18/98         10/01/98       10/15/98       .10          236,008
           12/10/98         12/17/98       12/31/98       .10          236,008
                                                         ----         --------

                                                         $.40         $944,032
                                                         ====         ========

         Approximately 100% of the dividends per share in 1998 represent distributions of ordinary taxable income.

     Distributions related to Class A dividends for 1997 are as follows:

                                                         Amount
         Date Declared      Record Date    Date Paid   Per Share    Total Amount
         -------------      -----------    ---------   ---------    ------------
           08/11/97          09/01/97       09/15/97      $.25       $590,020
           12/09/97          12/17/97       12/31/97       .13        306,810
                                                          ----       --------

                                                          $.38       $896,830
                                                          ====       ========

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information responsive to this item is incorporated herein by reference to the "Information Concerning Directors and Nominees" section contained in the Company's Proxy Statement relating to its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "1999 Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-KSB Report, the Company's 1999 Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at Part I of this Report.

          No disclosure is required with respect to Item 405 of Regulation S-B, "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION.

         The Company did not compensate its executive officers for their services in the fiscal year ending December 31, 1998. Additional information responsive to this item is incorporated herein by reference to the "Executive Compensation" section of the Company's 1999 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning the Class A Common Stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock is incorporated herein by reference to the "Security Ownership of Principal Shareholders and Management" section of the Company's 1999 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information responsive to this item is incorporated herein by reference to the "Certain Transactions and Relationships" section of the Company's 1999 Proxy Statement.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II.

     (a)  Financial Statements.


                                                                  Page or Method
                                                                    of Filing
                                                                    ---------

    Report of Independent Public Accountants                         Page 10
    Financial Statements:
        Balance Sheet - December 31, 1998                            Page 11
        Statements of Operations - For the Years Ended
           December 31, 1998 and 1997                                Page 12
        Statements of Stockholders' Equity - For the Years
           Ended December 31, 1998 and 1997                          Page 13
        Statements of Cash Flows - For the Years Ended
           December 31, 1998 and 1997                                Page 14
        Notes to Financial Statements - December 31, 1998 and 1997   Page 15

     (b)  Exhibits.

Exhibit                                                       Page or Method
Number       Description Method of Filing                       of Filing
------       ----------------------------                     --------------
3-A       Articles   of   Incorporation   of   the     Incorporated  by  Reference to
          Company, as amended.                         Exhibit 3-A to Amendment No. 3
                                                       to S-18 No. 33-20625.

3-B       Bylaws of the Company, as amended.           Incorporated  by  Reference to
                                                       Exhibit 3-B to Amendment No. 3
                                                       to S-18 No. 33-20625.

10-A      June 13,  1988  Advisory  and  Servicing     Incorporated  by  Reference to
          Agreement between ALI Advisor,  Inc. and     Exhibit 10-A to the  Company's
          the Company.                                 Annual Report on Form 10-K for
                                                       the year  ended  December  31,
                                                       1998

10-B      January 17, 1989 Stock Purchase and Sale     Incorporated by Reference from
          Agreement  by  between  Young,  Smith  &     the  Company's  Report on Form
          Peacock Holdings,  Inc., Young,  Smith &     8-K dated January 30, 1989
          Peacock, Inc., Barry W. Peacock,  Thomas
          R. Hislop and Larry P. Staley.

10-C      Modification of Loan Document dated July     Incorporated  by  Reference to
          21, 1990,  by between ALI Advisor,  Inc.     Exhibit 10-E to the  Company's
          and    Pinnacle    Peak    Office/Resort     Annual Report on Form 10-K for
          Investors   Limited   Partnership,    an     the year  ended  December  31,
          Arizona limited partnership (Loan 1).        1990 ( "1990 Form 10-K")

Exhibit                                                       Page or Method
Number       Description Method of Filing                       of Filing
------       ----------------------------                     --------------
10-D      Modification  of  Loan  Documents  dated     Incorporated  by  Reference to
          July 1, 1990,  by between  ALI  Advisor,     Exhibit  10-F to the 1990 Form
          Inc.  and  North  Scottsdale  Horseman's     10-K
          Park Limited Partnership III, an Arizona
          limited partnership (Loan 5b).

10-E(1)   Indemnification  Agreement dated May 12,     Incorporated  by  Reference to
          1992   between   Arizona   Land   Income     Exhibit 10-L to the  Company's
          Corporation and Robert Blackwell.            Annual Report on Form 10-K for
                                                       the year  ended  December  31,
                                                       1993

10-E(2)   Indemnification  Agreement dated October     Incorporated  by  Reference to
          1,  1991  between  Arizona  Land  Income     the Company's Annual Report on
          Corporation and Burton Freireich.            Form  10-K for the year  ended
                                                       December 31, 1994

24        Powers of Attorney                           See Signature page

27        Financial Data Schedule                      Filed herewith

     (c)  Reports on Form 8-K

          During the last quarter of 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this __th day of March, 1999.

                                  ARIZONA LAND INCOME CORPORATION


                                  By: /s/ Thomas R. Hislop
                                      ------------------------------------------
                                      Thomas R. Hislop
                                      Vice President and Chief Financial Officer


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

     Signature                       Title                             Date
     ---------                       -----                             ----

/s/ Barry W. Peacock          President                           March __, 1999
--------------------------
Barry W. Peacock


/s/ Thomas R. Hislop          Chairman of the Board, Vice         March __, 1999
--------------------------    President Treasurer, Chief
Thomas R. Hislop              Executive Officer and Chief
                              Financial Officer


/s/ Larry P. Staley           Vice President                      March __, 1999
--------------------------
Larry P. Staley


/s/ Robert Blackwell
--------------------------
Robert Blackwell


/s/ Burton P. Freireich      Unaffiliated Director               March __, 1999
--------------------------
Burton P. Freireich