Form 10QSB
period 1999-03-31
ARIZONA LAND INCOME CORP
filed 1999-05-13
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to _______________

Commission file number                      1-9900
                         -----------------------------------------------

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

Yes    X     No
     ----      ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   N/A   No
     ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 12, 1999, there were 2,360,080 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents
                                -----------------


                                                                      Page
                                                                      ----

Part I

Item 1.  Financial Statements...........................................3

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............7


Part II

Item 1.  Legal Proceedings..............................................8

Item 2.  Changes in Securities..........................................8

Item 3.  Defaults upon Senior Securities................................8

Item 4.  Submission of Matters to a Vote of
             Security Holders...........................................8

Item 5.  Other Information..............................................8

Item 6.  Exhibits and Reports on Form 8-K...............................8


Signatures..............................................................8

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                  March 31, 1999  December 31,
                                                   (Unaudited)        1998
                                                   ------------   ------------

Assets
   Cash and temporary investments                  $  4,510,939   $  4,105,346
                                                   ------------   ------------
   Investments -
   Accrued interest receivable                          196,942        287,185
   Mortgages receivable                               6,998,917      7,153,207
   Investment in partnership                            333,472        333,472
   Land held for sale                                 3,906,425      3,912,576
                                                   ------------   ------------
                                                     11,435,756     11,686,440
   Less - Reserve for losses                         (1,079,594)    (1,082,286)
                                                   ------------   ------------
        Total investments, net                       10,356,162     10,604,154
                                                   ------------   ------------
   Total assets                                    $ 14,867,101   $ 14,709,500
                                                   ============   ============

Liabilities
   Accounts payable and other liabilities          $     17,421   $     18,919
   Accrued property taxes                                 9,289          9,289
   Deferred tax liability                               120,000        120,000
   Dividends payable                                    236,008             --
                                                   ------------   ------------


   Total liabilities                                    382,718        148,208
                                                   ------------   ------------

Stockholders' Equity
   Common stock-Class A                                 236,008        236,008
   Common stock-Class B                                      10             10
   Additional paid-in capital                        23,791,072     23,791,072
   Distributions in excess of income                 (9,542,707)    (9,465,798)
                                                   ------------   ------------

   Total stockholders' equity                        14,484,383     14,561,292
                                                   ------------   ------------

   Total liabilities and stockholders' equity      $ 14,867,101   $ 14,709,500
                                                   ============   ============


 The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)

--------------------------------------------------------------------------------

                                          Three months ended Three months ended
                                            March 31, 1999     March 31, 1998
                                              ----------         ----------
Income
     Interest on mortgages                     $  154,750        $  137,842
     Interest on temporary investments             47,083            45,876
     Increase in investment's value                    --            58,125
     Farm lease income                              3,400             3,810
                                               ----------        ----------


     Total income before sale of properties       205,233           245,653
                                               ----------        ----------

Expenses
     Professional services                         25,230            15,580
     Advisory fee                                   9,859            10,165
     Administration and general                     7,663            13,837
     Directors' fees                                5,800             5,800
     Property taxes                                    --             3,647
                                               ----------        ----------

     Total expenses before sale of properties      48,552            49,029
                                               ----------        ----------


     Income before gain on sale of properties     156,681           196,624
     Gain on sale of properties                     2,418            69,946
                                               ----------        ----------

     Net income                                $  159,099        $  266,570
                                               ==========        ==========


Earnings per common share                      $     0.07        $     0.11
Dividends declared per share                   $     0.10        $     0.10
Weighted average number of shares
  of common stock outstanding                   2,360,080         2,360,080


 The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                            Three months ended    Three months ended
                                                                              March 31, 1999        March 31, 1998
                                                                            ------------------    ------=-----------
Cash Flows from operating activities:

   Net income                                                                    $   159,099          $   266,570
   Adjustments to reconcile net income to net cash provided by operating activities-
         Gain on sale of properties                                                   (2,418)             (69,946)
         Unrealized gain on investments and other non-cash income                         --              (58,124)
         Decrease in accrued interest receivable                                      90,243               85,941
         Decrease in accounts payable and other liabilities                           (1,498)             (37,292)
                                                                                 -----------          -----------

           Net cash provided by operating activities                                 245,426              187,149
                                                                                 -----------          -----------


Cash flows from investing activities:

   Cash proceeds from land sales                                                       5,877              683,574
   Principal payments received under mortgages                                       716,790              705,481
   Cash payments to purchase land                                                         --              (49,528)
   Return of investment in partnership                                                    --               75,500
   Cash payments to purchase mortgage interest                                      (562,500)             (22,886)
                                                                                 -----------          -----------

           Net cash provided by investing activities                                 160,167            1,392,141
                                                                                 -----------          -----------


Increase in cash and temporary investments                                           405,593            1,579,290

   Cash and temporary investments - beginning of period                            4,105,346            3,246,825
                                                                                 -----------          -----------
   Cash and temporary investments - end of period                                $ 4,510,939          $ 4,826,115
                                                                                 ===========          ===========

Schedule of Non-Cash Investing and Financing Activities:
   Seller financing in conjunction with land sale                                         --              853,284
   Dividends declared in excess of dividends paid                                    236,008              236,008


The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                 March 31, 1999


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

Note 2 The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 1999 through March 31, 1999, and January 1, 1998 through March 31, 1998.

         For the quarter ended March 31, 1999, the Company had total income of $205,000 compared to $246,000 for the quarter ended March 31, 1998. This decrease was primarily attributable to a decrease in increase in investment's value from $58,000 to $0.

         The Company's expenses for the quarters ended March 31, 1999 and 1998 were $49,000. The Company's professional services expense increased to $25,000 for the quarter ended March 31, 1999, compared to $16,000 for the quarter ended March 31, 1998.

         The Company reported income before gain on sale of properties of $157,000 for the quarter ended March 31, 1999, compared to $197,000 for the quarter ended March 31, 1998. The Company reported a gain on sale of properties of $2,400 for 1999 compared to $70,000 for 1998. The Company reported net income of $159,000 for the quarter ended March 31, 1999, compared to $267,000 for the quarter ended March 31, 1998.

         For the operating period of January 1, 1999 through March 31, 1999, the Company reported an increase in cash and temporary investments of $406,000. This increase resulted primarily from principal payments on these mortgages of $717,000, a decrease in accrued interest receivable of $90,000, and the purchase of a mortgage loan of $562,500. Loan No. 22 is a 50% loan participation interest on a $1,125,000 loan which is secured by a first deed of trust on 9.9 acres of land located in Surprise, Arizona, which for generations has been known as Sun City West. Such loan is due December 15, 1999, and bears interest at 3% over the prime rate never to be less than 10.75%, and interest is payable monthly. The Company participates in the loan with a financial institute in Denver, Colorado. A $14,000 loan origination fee was paid to an officer of the Company for the Company's participation in the loan.

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

         The Company completed one land sale during the first quarter of 1999. The sale was a 3 acre parcel of property located in Pinal County, Arizona, which the Company acquired through foreclosure on Loan No. 6. The Company received $5,877 in cash from this sale.

         The Company has one sale pending on the property which the Company obtained through foreclosure on Loan No. 11.

         On March 26, 1999, the Company declared a dividend of $.10 per share, payable April 15, 1999 to shareholders of record on April 6, 1999.

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

         As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 12, 1999, the Board has not made a decision regarding the dissolution of the Company.

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

                                           ARIZONA LAND INCOME CORPORATION
                                           (S) Thomas R. Hislop



          May 12, 1999
---------------------------                -------------------------------------
Date                                       Thomas R. Hislop
                                           Vice President and
                                           Chief Financial Officer