Form 10QSB
period 1999-06-30
ARIZONA LAND INCOME CORP
filed 1999-08-11
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                          Commission file number 1-9900

                         ARIZONA LAND INCOME CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Arizona                                              86-0602478
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             2999 N. 44th Street, Suite 100, Phoenix, Arizona 85018
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (602) 952-6800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     As of August 10, 1999, there were 2,360,080 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents

                                                                          Page
                                                                          ----
Part I

Item 1. Financial Statements.............................................    3

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  7-8

Part II

Item 1. Legal Proceedings................................................    9

Item 2. Changes in Securities............................................    9

Item 3. Defaults upon Senior Securities..................................    9

Item 4. Submission of Matters to a Vote of
          Security Holders...............................................    9

Item 5. Other Information................................................    9

Item 6. Exhibits and Reports on Form 8-K.................................    9

Signatures...............................................................    9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets


                                                 June 30, 1999     December 31,
                                                 (Unaudited)          1998
                                                 ------------      ------------
Assets
  Cash and temporary investments                 $  4,476,052      $  4,105,346
                                                 ------------      ------------
  Investments -
  Accrued interest receivable                         131,495           287,185
  Mortgages receivable                              7,056,157         7,153,207
  Investment in partnership                           333,472           333,472
  Land held for sale                                3,887,989         3,912,576
                                                 ------------      ------------
                                                   11,409,113        11,686,440
  Less - Reserve for losses                        (1,066,344)       (1,082,286)
                                                 ------------      ------------
    Total investments, net                         10,342,769        10,604,154
                                                 ------------      ------------
  Total assets                                   $ 14,818,821      $ 14,709,500
                                                 ============      ============
Liabilities
  Accounts payable and other liabilities         $     18,579      $     18,919
  Accrued property taxes                                6,581             9,289
  Deferred tax liability                              120,000           120,000
  Dividends payable                                 2,596,088                --
                                                 ------------      ------------
  Total liabilities                                 2,741,248           148,208
                                                 ------------      ------------
Stockholders' Equity
  Common stock-Class A                                236,008           236,008
  Common stock-Class B                                     10                10
  Additional paid-in capital                       23,791,072        23,791,072
  Distributions in excess of income               (11,949,517)       (9,465,798)
                                                 ------------      ------------
  Total stockholders' equity                       12,077,573        14,561,292
                                                 ------------      ------------

  Total liabilities & stockholders' equity       $ 14,818,821      $ 14,709,500
                                                 ============      ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                              Three months   Three months   Six months     Six months
                                                 ended          ended          ended          ended
                                             June 30, 1999   June 30,1998  June 30, 1999  June 30, 1998
                                               ----------     ----------     ----------     ----------
Income
  Interest on mortgages                        $  178,167     $   90,608     $  332,917     $  228,450
  Interest on temporary investments                46,576         61,390         93,658        107,266
  Increase in investment's value                       --         15,000             --         73,125
  Farm lease income                                 3,200          2,200          6,600          6,010
                                               ----------     ----------     ----------     ----------
  Total income before sale of properties          227,943        169,198        433,175        414,851
                                               ----------     ----------     ----------     ----------
Expenses
  Professional services                             8,771         26,798         34,002         42,379
  Advisory fee                                      9,967         10,308         19,826         20,473
  Administration and general                       18,276         12,531         25,939         26,368
  Directors' fees                                   5,400          5,800         11,200         11,600
  Property taxes                                    6,400          3,648          6,400          7,295
                                               ----------     ----------     ----------     ----------
  Total expenses                                   48,814         59,085         97,367        108,115
                                               ----------     ----------     ----------     ----------

  Income before gain on sale of properties        179,129        110,113        335,808        306,736
  Gain on sale of properties                       10,150             --         12,569         69,946
                                               ----------     ----------     ----------     ----------
  Net income                                   $  189,279     $  110,113     $  348,377     $  376,682
                                               ==========     ==========     ==========     ==========

Earnings per common share                      $     0.08     $     0.05     $     0.15     $     0.16
Dividends declared per share                   $     1.10     $     0.10     $     1.20     $     0.20
Weighted average number of shares of
  common stock outstanding                      2,360,080      2,360,080      2,360,080      2,360,080

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                              Six months ended  Six months ended
                                                June 30, 1999     June 30, 1998
                                                 -----------       -----------
Cash Flows from Operating Activities:
 Net income                                      $  348,377        $  376,682
 Adjustments to reconcile net income to net
  cash provided by operating activities-
   Gain on land sale                                (12,569)          (69,946)
   Change in accrued interest receivable            155,690           110,462
   Change in accounts payable and other
     liabilities                                     (3,048)          (56,810)
   Other changes                                         --           (73,125)
                                                 ----------        ----------
     Net cash provided by operating activities      488,450           287,263
                                                 ----------        ----------
Cash flows from investing activities:
 Cash proceeds from land sale                         7,811           683,574
 Principal payments received under mortgages        767,738           765,433
 Cash payments to purchase mortgage interest       (657,285)         (115,632)
 Return of investment in partnership                     --            75,500
                                                 ----------        ----------
     Net cash provided by investing activities      118,264         1,408,875
                                                 ----------        ----------
Cash flows from financing activities:
  Payment of dividends                             (236,008)         (236,008)
                                                 ----------        ----------

     Net cash used in financing activities         (236,008)         (236,008)
                                                 ----------        ----------
Increase in cash and temporary investments          370,706         1,460,130

Cash and temporary investments -
 beginning of period                              4,105,346         3,246,825
                                                 ----------        ----------
Cash and temporary investments -
 end of period                                   $4,476,052        $4,706,955
                                                 ==========        ==========
Schedule of Non-Cash Investing and
 Financing Activities:
 Seller financing in conjunction with land sale  $   13,403        $  853,284
 Dividends declared in excess of dividends paid   2,596,088           236,008


The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                  June 30, 1999

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

Note 2 The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from April 1, 1999 through June 30, 1999, and January 1, 1999 through June 30, 1999.

     For the quarter ended June 30, 1999, the Company had total income of $228,000 compared to $169,000 for the quarter ended June 30, 1999. This increase was primarily attributable to an increase of $87,000 in interest on mortgages.

     The Company expenses decreased to approximately $49,000 during the second quarter of fiscal 1999 from approximately $59,000 in the second quarter of fiscal 1998. This decrease is primarily attributable to an decrease of approximately $18,000 in professional services.

     The Company reported net income of $189,000 for the quarter ended June 30, 1999, compared to $110,000 for the quarter ended June 30, 1998. The net income for 1999 included a gain on the sale of properties of $10,000. The Company's net income for the second quarter 1999, without regard to said gain was $179,000.

     The Company reported income totaling $433,000 for the operating period of January 1, 1999 through June 30, 1999, compared to $415,000 for the same period during fiscal 1998. This increase resulted from an increase of $105,000 in interest on mortgages less $73,000 of increase in investment's value in the previous year. For the operating period of January 1, 1999 through June 30, 1999, the Company reported expenses of $97,000 compared to $108,000 for the same period during fiscal 1998.

     The Company reported net income of $348,000 for the period from January 1, 1999 through June 30, 1999. Such net income includes $13,000 of gain on sale of properties. The net income for the comparable prior period was $377,000, which included a gain on sale of properties of $70,000.

     The Company reported an increase in cash and temporary investments of $371,000. This increase resulted primarily from $768,000 principal payments received under mortgages. The Company also distributed $236,000 in cash dividends during the operationg period of January 1, 1999 through June 30, 1999.

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

     The Company completed three small land sales during the first half of 1999. The Company acquired the three parcels of property located in Pinal County, Arizona, through foreclosure on Loan No. 6. The first sale was a 3 acre parcel of property; the Company received $5,877 in cash from this sale. The second sale was an 8.69 acre parcel of land which the Company received a note for $12,000 and $1,079 in cash. The third sale was a 3.3 acre parcel of land which the Company received a note for $3,500 and $1,157 in cash.

     The Company has one land sale pending on the property which the Company obtained through foreclosure on Loan No. 6.

     On July 19, 1999 the Company completed a sale of property, which the Company acquired through foreclosure on Loan No. 11. The Company received approximately $508,000 in cash from this sale.

     On June 21, 1999, the Board of Directors declared a $1.10 per share dividend with a record date of July 1, 1999, and payable July 15, 1999. The total amount distributed to shareholders was approximately $2,596,000. The Company also paid a dividend of $.10 per share, distributed to shareholders of record on April 6, 1999, with a payable date of April 15, 1999.

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

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 10, 1999, the Board has not made a decision regarding the dissolution of the Company.

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

     (a)  The Company held the Annual Meeting of Shareholders on May 13, 1999.

     (b) Thomas Hislop, Burton Freireich and Robert Blackwell were elected directors of the Company at the Annual Meeting.

     (c)  Tabulation of the voting was as follows:

                                                  Votes      Votes       Broker
          Name of Nominee          Votes For     Against    Withheld    Nonvotes
          ---------------          ---------     -------    --------    --------
          Thomas R. Hislop          1,956,221       0           0          0
          Burton P. Freireich       1,956,221       0           0          0
          Robert Blackwell          1,956,221       0           0          0

     (d)  Not Applicable

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Furnish the exhibits required by Item 601 of Regulation S-K.

          Exhibit No.              Description                Method of Filing
          -----------              -----------                ----------------
              27             Financial Data Schedule           Filed Herewith

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ARIZONA LAND INCOME CORPORATION


   August 10, 1999                  /s/ Thomas R. Hislop
---------------------               ------------------------------------------
        Date                        Thomas R. Hislop
                                    Vice President and Chief Financial Officer