Form 10QSB
period 1999-09-30
ARIZONA LAND INCOME CORP
filed 1999-11-12
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to _______________

Commission file number 1-9900
                       ------

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

             2999 N. 44th Street, Suite 100, Phoenix, Arizona 85018
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (602) 952-6800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

     As of November 9, 1999, there were 2,343,580 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item 1.  Financial Statements ...........................................      3


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................  7 & 8


PART II

Item 1.  Legal Proceedings ..............................................      9

Item 2.  Changes in Securities ..........................................      9

Item 3.  Defaults upon Senior Securities ................................      9

Item 4.  Submission of Matters to a Vote of
             Security Holders ...........................................      9

Item 5.  Other Information ..............................................      9

Item 6.  Exhibits and Reports on Form 8-K8 ..............................      9


Signatures ..............................................................      9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets
--------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                       1999            1998
                                                   ------------    ------------
                                                   (Unaudited)

ASSETS
  Cash and temporary investments                   $  2,268,221    $  4,105,346
                                                   ------------    ------------

  Investments -
  Accrued interest receivable                           227,215         287,185
  Mortgages receivable                                7,170,771       7,153,207
  Investment in partnerships                            333,472         333,472
  Land held for sale                                  3,182,034       3,912,576
                                                   ------------    ------------
                                                     10,913,492      11,686,440
  Less - Reserve for losses                            (618,769)     (1,082,286)
                                                   ------------    ------------
       Total investments, net                        10,294,723      10,604,154
                                                   ------------    ------------
  Total assets                                     $ 12,562,944    $ 14,709,500
                                                   ============    ============

LIABILITIES
  Accounts payable and other liabilities           $     25,766    $     18,919
  Accrued property taxes                                 12,980           9,289
  Deferred tax liability                                120,000         120,000
  Dividends payable                                     235,327              --
                                                   ------------    ------------

  Total liabilities                                     394,073         148,208
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock-Class A                                  234,358         236,008
  Common stock-Class B                                       10              10
  Additional paid-in capital                         23,711,361      23,791,072
  Distributions in excess of income                 (11,776,858)     (9,465,798)
                                                   ------------    ------------

  Total stockholders' equity                         12,168,871      14,561,292
                                                   ------------    ------------

  Total liabilities and stockholders' equity       $ 12,562,944    $ 14,709,500
                                                   ============    ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                              Three months    Three months    Nine months     Nine months
                                                  ended          ended           ended           ended
                                             Sept. 30, 1999  Sept. 30, 1998  Sept. 30, 1999  Sept. 30, 1998
                                             --------------  --------------  --------------  --------------
INCOME
  Interest on mortgages                        $  164,908      $  113,695      $  497,825      $  342,145
  Interest on temporary investments                19,521          62,823         113,179         170,089
  Increase in investment's value                       --             339              --          73,464
  Miscellaneous income                              3,100              --           9,700           6,010
                                               ----------      ----------      ----------      ----------

  Total income before sale of properties          187,529         176,857         620,704         591,708
                                               ----------      ----------      ----------      ----------

EXPENSES
  Interest expense                                     --             458              --             458
  Professional services                             8,822          14,300          42,824          56,679
  Advisory fee                                      9,928          10,217          29,754          30,690
  Administration and general                        3,347           3,394          29,286          29,762
  Directors' fees                                   5,800           5,800          17,000          17,400
  Property taxes                                    6,396           3,647          12,796          10,942
                                               ----------      ----------      ----------      ----------

  Total expenses                                   34,293          37,816         131,660         145,931
                                               ----------      ----------      ----------      ----------

  Income before gain on sale of properties        153,236         139,041         489,044         445,777
  Gain on sale of properties                      254,750         142,341         267,319         212,287
                                               ----------      ----------      ----------      ----------
  Net income before income taxes                  407,986         281,382         756,363         658,064
                                               ----------      ----------      ----------      ----------
  Net income                                   $  407,986      $  281,382      $  756,363      $  658,064
                                               ==========      ==========      ==========      ==========


Earnings per common share                      $     0.17      $     0.12      $     0.32      $     0.28
Dividends declared per share                   $     0.10      $     0.10      $     0.30      $     0.30
Weighted average number of shares of
  common stock outstanding                      2,351,784       2,360,080       2,357,284       2,360,080

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Nine months ended   Nine months ended
                                                            September 30, 1999  September 30, 1998
                                                            ------------------  ------------------
Cash Flows from Operating Activities:

   Net income                                                   $   756,363        $   658,064
   Adjustments to reconcile net income to net cash provided
     by operating activities-
         Gain on land sale                                         (267,319)          (212,287)
         Change in accrued interest receivable                       59,970             72,052
         Change in accounts payable and other liabilities            10,538            (64,293)
         Other changes                                                   --            (73,464)
                                                                -----------        -----------
           Net cash provided by operating activities                559,552            380,072
                                                                -----------        -----------

Cash Flows from Investing Activities:
   Cash proceeds from land sales                                    516,287            852,611
   Proceeds from sale of investment in equity securities                 --            160,652
   Principal payments received under mortgages                      789,709          1,056,997
   Cash purchases of land & mortgage interest                      (789,216)          (180,713)
   Return of investment in partnership                                   --             75,500
                                                                -----------        -----------
           Net cash provided by investing activities                516,780          1,965,047
                                                                -----------        -----------

Cash Flows from Financing Activities:
   Payment of dividends                                          (2,832,096)          (472,016)
   Repurchase of shares of Class A common stock                     (81,361)                --
                                                                -----------        -----------
           Net cash used in financing activities                 (2,913,457)          (472,016)
                                                                -----------        -----------

Increase in Cash and Temporary Investments                       (1,837,125)         1,873,103

Cash and temporary investments - beginning of period              4,105,346          3,246,825
                                                                -----------        -----------
Cash and temporary investments - end of period                  $ 2,268,221        $ 5,119,928
                                                                ===========        ===========

Schedule of Non-Cash Investing and Financing Activities:
   Seller financing in conjunction with land sale               $    18,057        $ 1,502,439
   Dividends declared in excess of dividends paid                   235,327            236,008

Supplemental Disclosures of Cash Flow Information:
           Interest                                                      --                458
           Income Taxes                                                  --             65,500

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                               September 30, 1999


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

Note 2 The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from July 1, 1999 through September 30, 1999, and January 1, 1999 through September 30, 1999

     For the quarter ended September 30, 1999, the Company had total income before sale of properties of $188,000 compared to $177,000 for the quarter ended September 30, 1998.

     The Company's expenses for the quarter ended September 30, 1999 were $34,000 compared to $38,000 for the quarter ended September 30, 1998.

     The Company reported net income of $408,000 for the quarter ended September 30, 1999 compared to $281,000 for the quarter ended September 30, 1998. This increase was primarily attributable to gain on sale of properties of $255,000, compared to $142,000 for the comparable prior period. Without regard to property sale gains, the net income was $153,000 compared to $139,000.

     The Company reported total income before sale of properties of $621,000 for the nine months ended September 30, 1999 compared to $592,000 for the same period in the prior fiscal year. This increase can be attributed to an increase in mortgage income of $156,000, a decrease in temporary investment interest of $57,000, and an extraordinary increase in investment's value of $73,000 in 1998

     For the nine months ended September 30, 1999, the Company's expenses totaled $132,000 compared to $146,000 for the same period in the prior fiscal year. The Company reported net income of $756,000 for the nine months ended September 30, 1999 compared to $658,000 in 1998.

     The Company reported a decrease in cash and temporary investments of $1,837,000. This decrease resulted primarily from the distribution of $2,832,000 in cash dividends during the operating period of January 1, 1999 through September 30, 1999.

     Adverse market conditions negatively affected real estate values in the Southwest during the early 1990's resulting in a decline in real estate values and an increase in mortgage defaults. The Southwest real estate market has improved and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances in this regard. Nonetheless, the Company will continue to vigorously assert any and all its legal rights in the event of a default.

     The Company completed two land sales during the period of July 1, 1999 through September 30, 1999. The first sale resulted from the sale of approximately 8 acres of property located in Peoria, Arizona, which the Company acquired through foreclosure on Loan No. 11. The Company received approximately $508,000 in cash from this sale. The second sale was a 4.4 acre parcel of land which the Company acquired through foreclosure on Loan No. 6. The Company received a note in the amount $4,700 and $736 in cash from this sale. During the first half of 1999, the Company completed three land sales totaling approximately 15 acres of property located in Pinal County, Arizona, which the Company acquired through foreclosure on Loan No. 6. The Company received approximately $8,000 in cash and $15,500 in notes receivable from these sales.

     On September 13, 1999 the Company announced that it had purchased in open market transactions 16,500 shares of its Class A Common Stock in the past 45 days. It is the Company's intent to retire these shares. The purchases were made pursuant to a continuing authorization granted by the Company's board of directors. That authorization provides that the Company may from time to time purchase shares of Arizona Land Income Corporation stock in transactions effected in the open market or through privately negotiated transactions. The board has authorized the repurchase of up to 500,000 shares at such times as management may determine that a purchase under the program is in the best interests of the Company and its shareholders.

     On September 15, 1999, the Company purchased an 11.4286% interest in a $1,232,000 Note with the Unity Church. The note with the Unity Church resulted from property acquired through foreclosure on Loan No. 10. The purchase price of this transaction was approximately $138,000.

     On September 21, 1999, the Company declared a $.10 per share dividend with a record date of October 1, 1999, and payable on October 15, 1999. The total amount distributed to shareholders was approximately $235,000. During the third quarter of 1999, the Company paid a dividend of $1.10 per share with a record date of July 1, 1999, and payable July 15 1999. The total amount distributed to shareholders was approximately $2,596,000. The Company also paid a dividend of $.10 per share on April 15, 1999, distributed to shareholders of record on April 6, 1999.

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

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of November 9, 1999, the Board has not made a decision regarding the dissolution of the Company.

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


                                               ARIZONA LAND INCOME CORPORATION

                                               /s/ Thomas R. Hislop
                                               ---------------------------------
                                               Thomas R. Hislop
                                               Vice President and
                                               Chief Financial Officer


November 9, 1999
----------------
Date