Form 10KSB40
period 1999-12-31
ARIZONA LAND INCOME CORP
filed 2000-03-30
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to __________________

                          Commission File Number 1-9900

                         ARIZONA LAND INCOME CORPORATION
              (Exact name of small business issuer in its charter)

         Arizona                                                 86-0602478
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                        2999 North 44th Street, Suite 100
                             Phoenix, Arizona 85018
               (Address of principal executive offices) (Zip Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1999 were $1,076,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant's Series A Common Stock as reported by the American Stock Exchange on March 16, 2000, was approximately $4,234,100. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     2,201,880 shares of Class A Common Stock outstanding on March 15, 2000
           100 shares of Class B Common Stock outstanding on March 15, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders (the "Proxy Statement") have been incorporated by reference into Part III, Items 9, 10, 11 and 12.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

PART I.....................................................................  1
    ITEM 1.  DESCRIPTION OF BUSINESS.......................................  1
    ITEM 2.  DESCRIPTION OF PROPERTY.......................................  4
    ITEM 3.  LEGAL PROCEEDINGS.............................................  4
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  4

PART II....................................................................  5
    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......  5
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....  6
    ITEM 7.  FINANCIAL STATEMENTS..........................................  9
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE........................... 22

PART III................................................................... 22
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
             EXCHANGE ACT.................................................. 22
    ITEM 10. EXECUTIVE COMPENSATION........................................ 22
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................... 22
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 22

PART IV.................................................................... 22
    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................. 22

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

         In June 1988, the Company began investing in first mortgage loans on unimproved real property located in the metropolitan Phoenix area. Such loans included mortgage loans secured or collateralized by first mortgages, first deeds of trust and real property subject to agreements for sale and subdivision trusts ("First Mortgage Loans"). From its inception until December 31, 1991, the Company purchased interests totaling $34,120,000 in twenty First Mortgage Loans. Since January 1, 1992, the Company has purchased only two First Mortgage Loans, and has had to institute foreclosure proceedings with respect to certain properties securing other First Mortgage Loans. See "Investment Objectives and Criteria" below. See also Note 4 to the financial statements included in Item 7 for additional information concerning the Company's First Mortgage Loans. The Company has not identified any opportunities to make new loans; therefore, in the event of a loan maturity or sale of property, the Company currently intends to distribute the proceeds, beyond what is needed for day-to-day operations of the Company, to its shareholders.

         The Company's goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders' net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During the 1999 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 1999 to shareholders of record on April 6, 1999. The second distribution was for $1.10 per share and was paid on July 15, 1999 to shareholders of record on July 1, 1999. The third distribution was for $.10 per share and was paid on October 15, 1999 to shareholders of record on October 1, 1999. The fourth distribution was for $.10 per share and was paid on January 14, 2000 to shareholders of record on December 30, 1999.

         NO PRESENT INTENTION TO DISSOLVE. As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company's intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Company's Board of Directors possesses the discretion to (i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company's Board of Directors determines that it is the Company's best interest to dispose of such investments, (ii) sell such First Mortgage Loans or real property on or about the dissolution date, in which case the sale proceeds in excess of monies owed by the Company to creditors will be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor (defined below) will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

         QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST. The Company has qualified for real estate investment trust ("REIT") status for all tax years since its inception, and management and the Company's Board of Directors believes that the Company has completed the necessary steps to permit the Company to continue, if it so chooses, REIT status for the tax year ended December 31, 1999. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) dividends paid to its shareholders. See
Item 6 - Management's Discussion and Analysis or Plan of Operation.

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

         The Company's historical investment objective was to locate First Mortgage Loans that satisfied the foregoing investment criteria. Due to generally poor economic conditions in Arizona and in metropolitan Phoenix during the early 1990's, the Company did not acquire any additional First Mortgage Loans from 1989 until 1998 (other than refinancings or restructuring of existing First Mortgage Loans). In 1998, the Company acquired one First Mortgage Loan identified in footnote four to the Financial Statements as loan 21. The Company also acquired one First Mortgage Loan identified in footnote four to the Financial Statements as loan 22 in 1999.

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

         Pursuant to the Advisor's agreement with the Company, the Advisor is authorized to: (i) purchase First Mortgage Loans, subject to review and ratification by the Company's Board of Directors; (ii) serve as the exclusive investment and financial advisor and provide research, economic and statistical data in connection with investments and financial policies; (iii) investigate, select and conduct relations with accountants, attorneys, brokers, investors, and others as necessary; (iv) maintain bank accounts and records deemed appropriate or requested by the Company's Board; (v) perform or obtain accounting and other services; (vi) collect and remit principal and interest payments due on the First Mortgage Loans; and (vii) perform such other services as set forth in the Advisory Agreement.

         The Company has agreed to pay the Advisor a servicing fee for servicing the Company's First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company's mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 1999 and 1998, the Company paid the Advisor a servicing fee of approximately $38,000 and $40,700, respectively.

         The Company also agreed to pay the Advisor a management fee for aiding the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders' cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and will equal 30% of the Company's available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 1999 or 1998.

         The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company's First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 1999 or 1998.

         1999 TRANSACTIONS AND LOAN MODIFICATIONS. Set forth below is information concerning the transactions and modifications that affect the First Mortgage Loans and which occurred during 1999. The mortgage loan numbers referred to below are identifiers for those loans on the books and records of the Company. Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988 and in Notes 4 and 5 to the Company's financial statements set forth in Item 7 hereof.

         1999 LAND SALES. The Company had five land sales during the 1999 fiscal year, which in the aggregate generated a $267,000 gain on sale of properties.

         The Company completed three small land sales during the first half of 1999. The Company acquired these three parcels of property, located in Pinal County, Arizona, through foreclosure on loan 6. The first sale was a 3 acre parcel of property; proceeds to the Company from this sale were approximately $5,900 cash. The second sale was an 8.69 acre parcel of property; proceeds to the Company from this sale were approximately $900 cash and a $10,400 note. The third sale was a 3.3 acre parcel of property; proceeds to the Company from this sale were approximately $1,000 cash and a $3,000 note.

         The Company completed two land sales during the period of July 1, 1999 through September 30, 1999. The first sale was approximately an 8 acre parcel of property located in Peoria, Arizona, which the Company acquired through foreclosure on loan 11. Proceeds to the Company from this sale were $507,800 cash. The second sale was a 4.4 acre parcel of property located in Pinal County, Arizona, which the Company acquired through foreclosure on loan 6. Proceeds to the Company from this sale were approximately $700 cash and a $4,700 note.

         In summary, the Company had five land sales during the 1999 fiscal year that produced approximately $516,300 cash and $18,100 of receivables.

         In addition to the above referenced land sales, for the operating period of January 1, 1999 through March 31, 1999, the Company issued loan 22 to a third-party to fund the purchase of land in Surprise, Arizona. The initial proceeds of $562,000 were used in partial settlement of the purchase price, and a $14,000 mortgage broker fee was paid to an officer of the Company. Loan 22 is a 50% loan participation interest on a $1,125,000 loan that is secured by a first deed of trust on 9.99 acres of land located in Surprise, Arizona. Such loan was due December 15, 1999, bears interest at 3% over the prime rate never to be less than 10.75%, and requires monthly interest payments.

         On January 13, 1999, the Company also received a total cash payoff on loan 2 in the amount of approximately $675,100, which included approximately $649,200 of principal and approximately $26,000 of interest. This collection was in addition to periodic collections of principal on other notes.

         The Company also modified one loan during 1999. The maturity date on loan 22 was extended to June 15, 2000, from December 15, 1999.

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

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE COMPANY.

         Barry W. Peacock, age 62, has served as the Company's President from its inception in 1988. Mr. Peacock is Chairman of the Board of Peacock, Hislop, Staley and Given ("PHS&G"), a position he has held since the inception of that company in June 1989. Mr. Peacock served as a senior executive with Young, Smith & Peacock, Inc. ("YSP") from 1964 until June 1989, and most recently as Managing Director--Municipal Bonds.

         Larry P. Staley, age 57, has served as the Company's Vice President from its inception in 1988. Mr. Staley is Vice Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP, where he was employed from 1973 until he joined PHS&G in 1989.

         David W. Miller, age 51, has served as Secretary of the Company since his election to such office on September 22, 1988. Mr. Miller has served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G in 1989.

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

         The Company's Class A Common Stock is listed for trading on the American Stock Exchange ("AMEX"). As of March 15, 2000, there were approximately 58 holders of record of the Class A Common Stock. In the Company's estimation, based upon information available to the Company, there are approximately 450 beneficial owners of the Company's Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 16, 2000 was $4 3/8 per share. The following table sets forth the high and low prices on AMEX of the Class A Common Stock for each quarterly period in 1998 and 1999 and the cash distributions paid per share of Class A Common Stock for such periods.

         On March 15, 1994, the Company's Board of Directors authorized the repurchase of shares of the Company's Class A Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 301,520 shares of Class A Common Stock. The Company intends to continue to periodically make open market purchases of its Class A Common Stock. During the 1999 fiscal year, 51,600 shares were repurchased.

                                                     Dividends/Distributions
                                                      Declared Per Share of
 Calendar Quarter         High         Low         Class A Common Stock (1)(2)
 ----------------         ----         ---         ---------------------------
1998
   First Quarter         7 3/16       5 1/16                   0.10
   Second Quarter        7            5 3/14                   0.10
   Third Quarter         7            6                        0.10
   Fourth Quarter        6 1/2        5 5/8                    0.10
1999
   First Quarter         6 1/16       5 3/4                    0.10
   Second Quarter        6 3/4        5 5/8                    1.10
   Third Quarter         5 7/8        4 5/8                    0.10
   Fourth Quarter        4 7/8        4 1/4                    0.10

----------
(1)  See Note 7 to the financial statements included in Item 7.
(2) The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During 1999, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 1999 to shareholders of record on April 6, 1999. The second distribution was for $1.10 per share and was paid on July 15, 1999 to shareholders of record on July 1, 1999. The third distribution was for $.10 per share and was paid on October 15, 1999 to shareholders of record on October 1, 1999. The fourth distribution was for $.10 per share and was paid on January 14, 2000 to shareholders of record on December 30, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 VS. 1998. The Company had net income of approximately $1,043,000 or $.44 per share of Class A Common Stock, for the year ended December 31, 1999, compared to net income of approximately $981,000 or $.42 per share of Class A Common Stock, for the year ended December 31, 1998. The increase in the net income for the year ended December 31, 1999 is primarily attributable to the increase in income on mortgages and the increase in the tax benefit from the prior year. Interest income from First Mortgage Loans increased to approximately $664,900 in 1999 from $464,000 in 1998. Gain on the sale of property increased to approximately $267,300 in 1999 from $199,000 in 1998.

         The Company had other income of approximately $12,700 in 1999 compared to other income of $83,000 in 1998. The other income received by the Company in 1999 is primarily attributable to lease rentals on land received by the Company through foreclosure actions.

         The Company's expenses decreased in the aggregate to $153,000 in 1999, compared to $189,000 in 1998. This decrease of $36,000 is primarily attributable to the decrease in professional services from approximately $65,600 in 1998 to approximately $46,100 in 1999.

         The Company did not record any loan loss reserve or land write-downs in 1999 or 1998 because of the stabilization of the Phoenix real estate market.

         Net cash provided by operating activities was approximately $673,000 in 1999 compared to net cash provided by operating activities of $415,000 in 1998. Net cash provided by investing activities in 1999 and 1998 was approximately $440,000 and $1,387,000, respectively. Net cash used in financing activities in 1999 and 1998 was approximately $3,311,000 and $944,000, respectively.

OUTLOOK

         FORWARD-LOOKING STATEMENTS. The following discussion contains forward-looking statements, as well as a discussion of risks and uncertainties that could affect the Company. Due to the risks and uncertainties, the Company's actual results may differ materially from the results discussed in the forward-looking statements.

         REAL ESTATE INVESTMENT OUTLOOK. Refinancing of the loan or sale of the underlying real property serves as a principal method for borrowers to repay mortgage loans on unimproved real property such as the Company's First Mortgage Loans. In Arizona in general, and in metropolitan Phoenix in particular, a number of factors combined to negatively impact borrowers' ability to refinance their loans on unimproved real property or sell the underlying property during the early 1990's. First, the shortage of available financing for real estate development and improvement reduced the demand for unimproved real property, causing a lack of liquidity in the market for unimproved property. Second, real estate values in metropolitan Phoenix had been in decline and only began to stabilize in the middle to late 1990's. Third, the lack of liquidity and decline in values resulted in a large number of defaults on mortgage loans on unimproved real property. In turn, this resulted in the acquisition of large real estate portfolios by Arizona financial institutions. These financial institutions, some of which were under government supervision, contributed to the illiquidity in the market by holding their portfolios for extended periods of time.

         The Company believes these and other factors have negatively impacted borrowers' ability to pay on their First Mortgage Loans. Because interest payments on First Mortgage Loans constitute the Company's primary source of income, borrowers' failure to pay on their First Mortgage Loans have had a significant adverse impact on the Company's operating results. In appropriate circumstances, the Company has modified a First Mortgage Loan at the request of the borrower. These modifications have included the deferral by the Company of principal due, the deferral of interest and, in certain instances, a decrease in the interest rate paid by the borrower. In other circumstances, the Company has instituted foreclosure and other legal proceedings to protect its interest in the First Mortgage Loan and the underlying property. As a result, the Company now owns, and is attempting to sell, a number of properties. See Notes 4 and 5 to the financial statements, included in Item 7 for additional information concerning the Company's First Mortgage Loans and for information regarding land held for sale. The Company has not identified any opportunities to make new loans; therefore, in the event of a loan maturity or sale of property, the Company currently intends to distribute the proceeds, beyond what is needed for day-to-day operations of the Company, to its shareholders.

         The Company believes that the market for unimproved real property in Phoenix continues to improve, as evidenced by the number of land sales for the Company during 1999 and 1998. The Company sold five parcels of land in 1999, and anticipates that additional parcels will be sold in 2000. However, no assurance can be made that such sales will occur.

         POTENTIAL DISSOLUTION. As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company's intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Company's Board of Directors possesses the discretion to
(i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company's Board of Directors determines that it is the Company's best interest to dispose of such investments, (ii) sell such First Mortgage Loans or real property on or about the dissolution date, in which case the sale proceeds in excess of monies owed by the Company to creditors will be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that the funds generated from interest on and payments of First Mortgage Loans as well as the sale of its properties will be sufficient to meet the Company's working capital requirements and to finance any additional investments. No other arrangements, such as lines of credit, have been made to obtain external sources of liquidity. However, the Company believes that such arrangements could be obtained by the Company, if necessary.

         The Company currently has no commitments for any material capital expenditures and does not anticipate any such expenditures in the foreseeable future.

DIVIDENDS

         In 1998, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 1998 to shareholders of record on April 7, 1998. The second distribution was for $.10 per share and was paid on July 15, 1998 to shareholders of record on July 1, 1998. The third distribution was for $.10 per share and was paid on October 15, 1998 to shareholders of record on October 1, 1998. The fourth distribution was for $.10 per share and was paid on December 31, 1998 to shareholders of record on December 17, 1998.

         In 1999, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 1999 to shareholders of record on April 6, 1999. The second distribution was for $1.10 per share and was paid on July 15, 1999 to shareholders of record on July 1, 1999. The third distribution was for $.10 per share and was paid on October 15, 1999 to shareholders of record on October 1, 1999. The fourth distribution was for $.10 per share and was paid on January 14, 2000 to shareholders of record on December 30, 1999.

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

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

                                                                         Page
                                                                         ----

Report of Independent Public Accountants                                  10

Financial Statements-

   Balance Sheet - December 31, 1999                                      11

   Statements of Operations - For the Years Ended
     December 31, 1999 and 1998                                           12

   Statements of Stockholders' Equity - For the Years
     Ended December 31, 1999 and 1998                                     13

   Statements of Cash Flows - For the Years Ended
     December 31, 1999 and 1998                                           14

Notes to Financial Statements - December 31, 1999 and 1998                15



        Certain schedules are omitted as the information is not required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Arizona Land Income Corporation:


We have audited the accompanying balance sheet of ARIZONA LAND INCOME CORPORATION (an Arizona corporation) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                         /s/ ARTHUR ANDERSEN LLP


Phoenix, Arizona,
February 3, 2000.

                         ARIZONA LAND INCOME CORPORATION

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS

ASSETS:
  Cash and cash equivalents                                        $  1,907,438
                                                                   ------------
  Investments-
    Accrued interest receivable                                         282,406
    Mortgage notes receivable (Note 4)                                7,247,564
    Investment in partnership (Note 2)                                  325,538
    Land held for sale (Note 5)                                       3,182,034
                                                                   ------------
                                                                     11,037,542
    Less - reserve for losses                                          (618,769)
                                                                   ------------
        Total investments, net                                       10,418,773
                                                                   ------------
                                                                   $ 12,326,211
                                                                   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and other liabilities                           $     25,362
  Accrued property taxes                                                  7,671
  Dividends payable                                                     233,533
                                                                   ------------
        Total liabilities                                               266,566
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (Notes 1 and 8):
  Class A common stock, $.10 stated value, 10,000,000
   shares authorized, 2,308,480 shares issued and
   outstanding                                                          230,848
  Class B common stock, $.10 stated value, 10,000
   shares authorized, 100 shares issued and
   outstanding                                                               10
  Additional paid-in capital                                         23,551,348
  Distributions in excess of earnings                               (11,722,561)
                                                                   ------------
        Total stockholders' equity                                   12,059,645
                                                                   ------------
                                                                   $ 12,326,211
                                                                   ============

       The accompanying notes are an integral part of this balance sheet.

                         ARIZONA LAND INCOME CORPORATION

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                       1999             1998
                                                   -----------      -----------
INCOME:
  Interest on mortgages                            $   664,909      $   464,233
  Interest on temporary investments                    139,428          222,620
  (Loss) income from investment in partnership          (7,934)         183,792
                                                   -----------      -----------
  Other income                                          12,710           82,786
                                                   -----------      -----------
     Total income before gain on sale
       of properties                                   809,113          953,431
                                                   -----------      -----------
EXPENSES:
  Property taxes                                        12,796           22,739
  Professional services                                 46,056           65,612
  Advisory fees to related party (Note 6)               37,993           40,699
  Administration and general                            33,629           36,350
  Directors' fees                                       22,800           23,200
  Interest expense                                          --              458
                                                   -----------      -----------

     Total expenses                                    153,274          189,058
                                                   -----------      -----------

INCOME BEFORE GAIN ON SALE OF PROPERTIES               655,839          764,373

GAIN on sale of properties, net                        267,319          198,923
                                                   -----------      -----------

NET INCOME BEFORE TAXES                                923,158          963,296

INCOME TAX BENEFIT (Note 2)                           (120,000)         (17,786)
                                                   -----------      -----------
     Net income                                    $ 1,043,158      $   981,082
                                                   ===========      ===========

INCOME PER COMMON SHARE                            $       .44      $       .42
                                                   ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                        2,349,041        2,360,080
                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                    Common Stock             Additional     Distributions        Total
                              ------------------------        Paid-in         in Excess      Stockholders'
                                Shares         Amount         Capital        of Earnings        Equity
                              ----------     ---------     ------------     ------------     ------------
BALANCE, December 31, 1997     2,360,180     $ 236,018     $ 23,791,072     $ (9,502,848)    $ 14,524,242
 Dividends declared                   --            --               --         (944,032)        (944,032)
 Net income                           --            --               --          981,082          981,082
                              ----------     ---------     ------------     ------------     ------------

BALANCE, December 31, 1998     2,360,180       236,018       23,791,072       (9,465,798)      14,561,292
  Repurchase of Class A
   common stock                  (51,600)       (5,160)        (239,724)              --         (244,884)
  Dividends declared                  --            --               --       (3,299,921)      (3,299,921)
  Net income                          --            --               --        1,043,158        1,043,158
                              ----------     ---------     ------------     ------------     ------------

BALANCE, December 31, 1999     2,308,580     $ 230,858     $ 23,551,348     $(11,722,561)    $ 12,059,645
                              ==========     =========     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999            1998
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $ 1,043,158     $   981,082
 Adjustments to reconcile net income to net
  cash provided by operating activities --
  Gain on sale of properties                                    (267,319)       (198,923)
  Unrealized gain on investments and other
   non-cash income                                                    --         (73,464)
  (Loss) income on investment in partnership                       7,934        (183,792)
 Changes in certain assets and liabilities
  affecting operating activities --
   Decrease (increase) in accrued interest receivable              4,779         (32,124)
   Increase (decrease) in accounts payable and other
    liabilities                                                    6,443         (49,799)
   Decrease in accrued property taxes                             (1,618)        (27,922)
   Decrease in deferred tax liability                           (120,000)             --
                                                             -----------     -----------
      Net cash provided by operating activities                  673,377         415,058
                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Return on partnership investment                                     --         229,075
 Principal payments received under mortgage notes
  receivable                                                     813,388       1,072,247
 Proceeds from sales of properties                               516,287       1,685,978
 Purchase of mortgage notes receivable                          (889,688)     (1,579,744)
 Cash purchases of land and mortgage interest                         --        (180,713)
 Proceeds from sale of investment in equity securities                --         160,652
                                                             -----------     -----------
      Net cash provided by investing activities                  439,987       1,387,495
                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of dividends                                         (3,066,388)       (944,032)
 Repurchase of Class A common stock                             (244,884)             --
                                                             -----------     -----------
      Net cash used in financing activities                   (3,311,272)       (944,032)
                                                             -----------     -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (2,197,908)        858,521

CASH AND CASH EQUIVALENTS, beginning of year                   4,105,346       3,246,825
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS, end of year                       $ 1,907,438     $ 4,105,346
                                                             ===========     ===========
SCHEDULE OF NON--CASH INVESTING AND FINANCING ACTIVITIES:
 New mortgages related to sales of properties                $    18,057     $ 1,502,939
 Dividends declared in excess of dividends paid              $   233,533     $        --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                               $        --     $       458

 Income tax refunds received                                 $        --     $    17,786

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CASH AND CASH EQUIVALENTS

Investments with an original maturity of less than 90 days when purchased are considered cash equivalents. At December 31, 1999, cash equivalents consisted of U.S. Treasury Notes of $1,799,603 which mature in February 2000.

         MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable are presented at cost in the accompanying balance sheet. It is the Company's policy to discontinue the accrual of interest for notes in default as of the default date. In management's opinion, mortgage notes receivable are stated at amounts not in excess of net realizable value.

         INVESTMENT IN PARTNERSHIP

During 1991, the Company purchased a 21.6% limited partnership interest in Pinnacle Peak Office/Resort Investors, the borrower on loan 1. The Company accounts for this investment under the equity method. The Company recorded a loss of $7,934 in 1999 and income of $183,792 in 1998, related to this investment, and received a return on capital of $-0- and $229,075 in 1999 and 1998, respectively.

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

         INCOME TAXES AND REIT STATUS

The Company has elected treatment as a real estate investment trust (REIT) under Internal Revenue Code (IRC) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct certain qualifying distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 95% of the REIT's taxable income. For all years presented, the Company has met the 95% distribution requirement.

The Company previously elected to treat certain qualified property as foreclosure property under IRC Section 856(e)(5). Accordingly, during 1997, a $120,000 deferred federal income tax provision was recorded to reflect the cumulative book to tax difference on foreclosure property sales through December 31, 1997 and the expected future taxes to be paid when the gains are reflected in the income tax returns. During 1999, the Company determined it would not have to pay taxes on any future foreclosure property sales based on certain tax planning strategies. Thus, the deferred tax liability was removed and a corresponding $120,000 income tax benefit was recorded in the accompanying 1999 statement of operations. During 1998, a tax refund of $17,786 was received and recorded as income.

For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. For example, the Company recognized gain on the sale of property for financial reporting purposes which is in excess of the current taxable amount from the sales. As a result of these differences, taxable income totaled approximately $650,000 and $970,000 for 1999 and 1998, respectively, before deductions for dividends paid. Net operating losses for federal income tax purposes available to offset future taxable income totaled approximately $2,240,000 at December 31, 1999, and expire through the year ending 2010. Capital loss carry-forwards total approximately $196,000 and will expire if unused in 2005.

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

         LONG-LIVED ASSETS

SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, is utilized to determine if write-downs are required related to land held for sale. SFAS No. 121 requires the Company to recognize impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets.

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

(4) MORTGAGE NOTES RECEIVABLE:

Management determines the rate and related terms on its individual mortgage notes receivable based on the underlying collateral, the quality of the borrower, and the down payment received. The majority of the mortgage notes receivable outstanding at December 31, 1999, were originated within the last 1-6 years and in management's opinion, the factors used to determine the rates and related terms have not changed significantly. Based on this, management believes that the fair market values of its mortgage notes receivable approximate their carrying amounts. As of December 31, 1999, all loans are current, except as described below, and all noncurrent loans are stated at amounts not in excess of net realizable value of the collateral securing the loans. Therefore, no additional adjustment for impairment is necessary.

Mortgage notes receivable consist of the following at December 31, 1999:

                                                                                        The Company's
                                                                                        Participation
                                                                                        Interest as a     The Company's
Original                               Stated         Final                             % of Current    Participation at
  Loan      Collateral, Property      Interest      Maturity           Periodic           Principal       December 31,
 Number       Location and Size         Rate          Date           Payment Terms         Balance            1999
 ------       -----------------         ----          ----           -------------         -------            ----
  3-1    635   acres   -   Section   9,   8%        02/05/11   Annual  interest  payments     80%          $ 853,285
         Township 6 South  Range 3 East                        through   February   2001,
         of the  Gila  and  Salt  River                        then annual  principal and
         Base  and   Meridian  -  Pinal                        interest    payments    of
         County, Arizona                                       $158,955 through maturity.
                                                               Loan is current.

   5)    18.8 acres  - 1/2 mile east of   9%        02/01/01   In  1998,   the  loan  was     100%            496,664
         Pima Road and1/4mile  south of                        modified  for the borrower
         Bell   Road   -    Scottsdale,                        to make  annual  principal
         Arizona                                               payments  of $25,000  plus
                                                               semi-annual        accrued
                                                               interest  payments through
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

   6)    27  lots  in   Hidden   Valley   9%-12.3%  07/01/05   Multiple   borrowers  (26)   -86.47%            62,800
         Ranch, Pinal County,  Arizona.                        monthly     payments    of
         12     parcels    in    either                        principal  and interest of
         Bellflower       Ranch      or                        varying  payment  amounts.
         Butterfield  Ranch in  Cochise                        Approximately  $14,000  of
         County, Arizona.                                      these loans are late or in
                                                               default   but  are   fully
                                                               collateralized.

                                                                                       The Company's
                                                                                       Participation
                                                                                       Interest as a    The Company's
Original                               Stated         Final                            % of Current   Participation at
  Loan      Collateral, Property      Interest      Maturity          Periodic           Principal      December 31,
 Number       Location and Size         Rate          Date          Payment Terms         Balance           1999
 ------       -----------------         ----          ----          -------------         -------           ----
  10)    7.47  acres - 16th  Street and    10%      04/01/02   On April 1, 1998, the loan  91.43%         1,055,455
         Bell Road - Phoenix, Arizona                          was   modified  to  annual
                                                               principal   and   interest
                                                               payments    of    $200,451
                                                               through   April  1,  2001.
                                                               Balloon payment consisting
                                                               of  the  unpaid  principal
                                                               plus accrued  interest due
                                                               April  1,  2002.  Loan  is
                                                               current.

  15)    50.85  acres  -  South  of the    8%       08/30/00   Quarterly    payments   of    100%           467,421
         Southwest  Corner of Hawes and                        principal  and interest of
         Brown Road - Mesa, Arizona                            $18,700  through  May  30,
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

  16)    20 acres - West  side of I-17;    9%       09/12/02   Annual     payments     of    100%           194,964
         approximately    2-3/4   miles                        principal  and interest of
         north of Happy  Valley  Road -                        $20,583 through  September
         Maricopa County, Arizona                              12, 2001.  Balloon payment
                                                               consisting    of    unpaid
                                                               principal   plus   accrued
                                                               interest due September 12,
                                                               2002. Loan is current.

17-3)    2.11  acres  (Lots  4  and  5,   8%        04/15/08   Monthly     payments    of    100%            73,515
         Phoenix  International Science                        principal  and interest of
         Center)  I-17 and Deer  Valley                        $993. Loan is current.
         Road, Phoenix, Arizona.



  18)    153.63   acres   -   Southwest   7%        03/27/10   Annual     payments     of    100%         1,705,960
         corner  of Pecos  Road and Val                        principal  and interest of
         Vista Drive - Maricopa County,                        $144,258 through March 27,
         Arizona.                                              2009.    Balloon   payment
                                                               consisting    of    unpaid
                                                               principal   plus   accrued
                                                               interest   due  March  27,
                                                               2010. Loan is current.

  21)    53   acres  -   Dixileta   and  12%        12/16/02   Outstanding  balance  is a    100%         1,775,000
         Scottsdale Roads - Scottsdale,                        draw  on  a  total  credit
         Arizona                                               facility  of   $1,775,000.
                                                               Interest for first year to
                                                               be    paid    using    the
                                                               remainder  of  the  credit
                                                               facility.      Semi-annual
                                                               interest  payments through
                                                               maturity.  Balloon payment
                                                               of the  principal  balance
                                                               plus accrued  interest due
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

  22)    9.99 acres - Northwest  corner  11.5%      06/15/00   Interest payable quarterly     50%           562,500
         of  Brookside  Lane  and  Bell                        with principal  originally
         Road - Surprise, Arizona                              due   12/15/99.   Borrower
                                                               exercised option to extend
                                                               principal    payment    to
                                                               6/15/00.                                  ----------
                                                                                                         $7,247,564
                                                                                                         ==========

Scheduled principal repayments of mortgage notes receivable at December 31, 1999, are as follows:

            Year                                   Amount
            ----                                   ------

            2000                                $1,172,792
            2001                                   599,314
            2002                                 2,956,541
            2003                                   107,392
            2004                                   115,881
            Thereafter                           2,295,644
                                                ----------
                                                $7,247,564
                                                ==========

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

The following land is owned by the Company at December 31:

Original                                             The Company's
  Loan                                               Participation
 Number                                                Interest         1999
 ------                                                --------         ----

  6)     354.5 acres - Southwest corner of Warner       86.47%        $3,079,197
         and  Sossaman Roads -  Maricopa  County,
         Arizona

         30.53 acres - Pinal County                     86.47%            46,948

 17)     .01 acres - Southwest corner of I-17 and
         Deer Valley Road - Phoenix, Arizona              100%            55,889
                                                                      ----------
                                                                      $3,182,034
                                                                      ==========

The reserve for losses of $618,769 at December 31, 1999, relates to loan 6 above. These reserves are absorbed as the specific land sales occur. Reserves of $463,417 and $431,667 were absorbed in conjunction with land sales during 1999 and 1998, respectively. No additional reserves were provided in 1999 or 1998.

(6) RELATED PARTY TRANSACTIONS:

The Company is a party to the following agreements with affiliates who share common management and directors with the Company:

   Affiliate                                       Agreement
   ---------                                       ---------

ALI Advisor, Inc.              Management  fees  of 30% of  available  cash,  as
                               defined,  will be paid in any  quarter  when  the
                               cumulative  return to  investors  is in excess of
                               12.7%.  A servicing  fee for  servicing  loans of
                               1/16 of 1% of total assets,  as defined,  will be
                               paid  quarterly.   In  addition,   certain  other
                               overhead expenses will also be paid.
PHS
                               Mortgage, Inc. All loans made after the initial purchase at June 13, 1988, have been originated by the mortgage company and origination fees were paid by the borrowers.

Peacock, Hislop, Staley        The Company utilizes PHS&G on certain  investment
& Given (PHS&G)                transactions  involving  excess cash. No fees are
                               paid for such services.

In December 1998, the Company issued loan 21 to a third-party to fund the purchase of land in Scottsdale, Arizona. The initial proceeds of $1,579,744 were used in settlement of the purchase price, including a $53,000 mortgage broker fee paid to an officer of the Company. The Company has committed to fund an additional $195,256 to pay for the initial year of interest on the loan. The loan agreement provides for the Company to share in future profits from sales of collateral parcels via contingent interest provisions. Additionally, the loan agreement includes provisions for contingent service fees to be paid to PHS Mortgage, Inc. upon certain events defined in the note. There were no contingent service fees paid to PHS Mortgage, Inc. in 1999 or 1998.

In February 1999, the Company issued loan 22 to a third-party to fund the purchase of land in Surprise, Arizona. The initial proceeds of $562,000 were used in partial settlement of the purchase price, including a $14,000 mortgage broker fee paid to an officer of the Company.

(7) DIVIDENDS PAID:

Distributions related to Class A dividends for 1999 are as follows:

                                                    Amount
   Date Declared    Record Date     Date Paid     Per Share      Total Amount
   -------------    -----------     ---------     ---------      ------------

     03/26/99        04/06/99        04/15/99       $ .10         $  236,008
     06/21/99        07/01/99        07/15/99        1.10          2,596,022
     09/21/99        10/01/99        10/15/99         .10            234,358
     11/17/99        12/30/99        01/14/00         .10            233,533
                                                    -----         ----------

                                                    $1.40         $3,299,921
                                                    =====         ==========

Approximately 32% of the dividends per share in 1999 represent distributions of ordinary taxable income. The remainder represented a return of capital or capital gain income.

Distributions related to Class A dividends for 1998 were as follows:

                                                    Amount
   Date Declared    Record Date     Date Paid     Per Share      Total Amount
   -------------    -----------     ---------     ---------      ------------

     03/27/98        04/07/98       04/15/98        $ .10          $236,008
     06/19/98        07/01/98       07/15/98          .10           236,008
     09/18/98        10/01/98       10/15/98          .10           236,008
     12/10/98        12/17/98       12/31/98          .10           236,008
                                                    -----          --------

                                                    $ .40          $944,032
                                                    =====          ========

100% of the dividends per share in 1998 represent distributions of ordinary taxable income.

(8) SUBSEQUENT REPURCHASE OF SHARES:

In January 2000, the Company repurchased 106,600 shares in two transactions for $458,116. Upon repurchase of the shares, the Company canceled the shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information responsive to this item is incorporated herein by reference to the "Information Concerning Directors and Nominees" section contained in the Company's Proxy Statement relating to its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "2000 Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-KSB Report, the Company's 2000 Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at Part I of this Report.

         No disclosure is required with respect to Item 405 of Regulation S-B, "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION.

         The Company did not compensate its executive officers for their services in the fiscal year ending December 31, 1999. Additional information responsive to this item is incorporated herein by reference to the "Executive Compensation" section of the Company's 2000 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning the Class A Common Stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock is incorporated herein by reference to the "Security Ownership of Principal Shareholders and Management" section of the Company's 2000 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information responsive to this item is incorporated herein by reference to the "Certain Transactions and Relationships" section of the Company's 2000 Proxy Statement.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II.

Financial Statements

                                                                  Page or Method
                                                                    of Filing
                                                                    ---------

  Report of Independent Public Accountants                           Page 10
  Financial Statements:
      Balance Sheet - December 31, 1999                              Page 11
      Statements of Operations - For the Years Ended
       December 31, 1999 and 1998                                    Page 12
      Statements of Stockholders' Equity - For the Years Ended
       December 31, 1999 and 1998                                    Page 13
      Statements of Cash Flows - For the Years Ended
       December 31, 1999 and 1998                                    Page 14
      Notes to Financial Statements - December 31, 1999 and 1998     Page 15

(a) Exhibits.

Exhibit                                                  Page or Method
Number               Description                        Method of Filing
------               -----------                        ----------------

3-A      Articles  of  Incorporation  of  the        Incorporated  by  Reference
         Company, as amended.                        to Exhibit 3-A to Amendment
                                                     No. 3 to S-18 No. 33-20625.

3-B      Bylaws of the Company, as amended.          Incorporated  by  Reference
                                                     to Exhibit 3-B to Amendment
                                                     No. 3 to S-18 No. 33-20625.

10-A     June 13, 1988 Advisory and Servicing        Incorporated  by  Reference
         Agreement between ALI Advisor,  Inc.        to  Exhibit   10-A  to  the
         and the Company.                            Company's  Annual Report on
                                                     Form   10-K  for  the  year
                                                     ended December 31, 1998

10-B     January 17, 1989 Stock  Purchase and        Incorporated  by  Reference
         Sale Agreement between Young,  Smith        from the  Company's  Report
         &  Peacock  Holdings,  Inc.,  Young,        on Form 8-K  dated  January
         Smith  &  Peacock,  Inc.,  Barry  W.        30, 1989
         Peacock,  Thomas R. Hislop and Larry
         P. Staley.

Exhibit                                                  Page or Method
Number               Description                        Method of Filing
------               -----------                        ----------------

10-C     Modification  of Loan Document dated        Incorporated  by  Reference
         July 21, 1990,  between ALI Advisor,        to  Exhibit   10-E  to  the
         Inc. and Pinnacle Peak Office/Resort        Company's  Annual Report on
         Investors  Limited  Partnership,  an        Form   10-K  for  the  year
         Arizona  limited  partnership  (Loan        ended   December  31,  1990
         1).                                         ("1990 Form 10-K")

10-D     Modification of Loan Documents dated        Incorporated  by  Reference
         July 1, 1990,  between ALI  Advisor,        to Exhibit 10-F to the 1990
         Inc. and North Scottsdale Horseman's        Form 10-K
         Park  Limited  Partnership  III,  an
         Arizona  limited  partnership  (Loan
         5b).

10-E(1)  Indemnification  Agreement dated May        Incorporated  by  Reference
         12, 1992 between Arizona Land Income        to  Exhibit   10-L  to  the
         Corporation and Robert Blackwell.           Company's  Annual Report on
                                                     Form   10-K  for  the  year
                                                     ended December 31, 1993

10-E(2)  Indemnification    Agreement   dated        Incorporated  by  Reference
         October 1, 1991 between Arizona Land        to  the  Company's   Annual
         Income    Corporation   and   Burton        Report on Form 10-K for the
         Freireich.                                  year  ended   December  31,
                                                     1994

24       Powers of Attorney                          See Signature page

27       Financial Data Schedule                     Filed herewith

(b) Reports on Form 8-K

    During the last quarter of 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2000.

                                   ARIZONA LAND INCOME CORPORATION


                                   By:/s/ Thomas R. Hislop
                                      ------------------------------------------
                                      Thomas R. Hislop
                                      Vice President and Chief Financial Officer

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

     Signature                       Title                            Date
     ---------                       -----                            ----


/s/ Barry W. Peacock            President                         March 27, 2000
---------------------------
Barry W. Peacock


/s/ Thomas R. Hislop            Chairman of the Board, Vice       March 27, 2000
---------------------------     President Treasurer, Chief
Thomas R. Hislop                Executive Officer and Chief


/s/ Larry P. Staley             Financial Officer
---------------------------     Vice President                    March 27, 2000
Larry P. Staley


/s/ Robert Blackwell            Unaffiliated Director             March 27, 2000
---------------------------
Robert Blackwell


/s/ Burton P. Freireich         Unaffiliated Director             March 27, 2000
---------------------------
Burton P. Freireich