Form 10QSB
period 2000-03-31
ARIZONA LAND INCOME CORP
filed 2000-05-15
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

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

     As of May 10, 2000, there were 2,169,280 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1.  Financial Statements................................................  3

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................  7

Part II

Item 1.  Legal Proceedings...................................................  8

Item 2.  Changes in Securities...............................................  8

Item 3.  Defaults upon Senior Securities.....................................  8

Item 4.  Submission of Matters to a Vote of
           Security Holders..................................................  8

Item 5.  Other Information...................................................  8

Item 6.  Exhibits and Reports on Form 8-K....................................  8

Signatures...................................................................  8

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets


                                              March 31, 2000   December 31, 1999
                                              --------------   -----------------
                                               (Unaudited)
Assets
  Cash and temporary investments               $  1,391,318      $  1,907,438
                                               ------------      ------------
  Investments -
    Accrued interest receivable                     205,446           282,406
    Mortgages receivable                          7,142,561         7,247,564
    Investment in partnership                       333,538           325,538
    Land held for sale                            3,182,034         3,182,034
                                               ------------      ------------
                                                 10,863,579        11,037,542
    Less - Reserve for losses                      (618,769)         (618,769)
                                               ------------      ------------
       Total investments, net                    10,244,810        10,418,773
                                               ------------      ------------
  Total assets                                 $ 11,636,128      $ 12,326,211
                                               ============      ============
Liabilities
  Accounts payable and other liabilities       $     20,839      $     25,362
  Accrued property taxes                             10,172             7,671
  Dividends payable                                 216,993           233,533
                                               ------------      ------------

  Total liabilities                                 248,004           266,566
                                               ------------      ------------
Stockholders' Equity
  Common stock-Class A                              216,928           230,848
  Common stock-Class B                                   10                10
  Additional paid-in capital                     22,965,911        23,551,348
  Distributions in excess of income             (11,794,725)      (11,722,561)
                                               ------------      ------------

  Total stockholders' equity                     11,388,124        12,059,645
                                               ------------      ------------

  Total liabilities and stockholders' equity   $ 11,636,128      $ 12,326,211
                                               ============      ============

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)


                                                      Three months ended
                                               ---------------------------------
                                               March 31, 2000     March 31, 1999
                                               --------------     --------------
Income
  Interest on mortgages                          $  169,110         $  154,750
  Interest on temporary investments                  17,153             47,083
  Farm lease income                                   3,000              3,400
                                                 ----------         ----------

  Total income before sale of properties            189,263            205,233
                                                 ----------         ----------

Expenses
  Professional services                              17,100             25,230
  Advisory fees                                       8,091              9,859
  Administration and general                         13,450              7,663
  Directors' fees                                     5,978              5,800
  Property taxes                                      2,500                 --
                                                 ----------         ----------

  Total expenses before sale of properties           47,119             48,552
                                                 ----------         ----------

  Income before gain on sale of properties          142,144            156,681
  Gain on sale of properties                             --              2,418
                                                 ----------         ----------

  Net income                                     $  142,144         $  159,099
                                                 ==========         ==========

Earnings per common share                        $     0.06         $     0.07
Dividends declared per share                     $     0.10         $     0.10
Weighted average number of shares
  of common stock outstanding                     2,187,779          2,360,080

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                                                 Three months ended
                                                          --------------------------------
                                                          March 31, 2000    March 31, 1999
                                                          --------------    --------------
Cash Flows from operating activities:
  Net income                                                $   142,144      $   159,099
  Adjustments to reconcile net income to net cash
    provided by operating activities-
    Gain on sale of properties                                       --           (2,418)
    Decrease in accrued interest receivable                      76,960           90,243
    Decrease in accounts payable and other liabilities           (2,022)          (1,498)
                                                            -----------      -----------
        Net cash provided by operating activities               217,082          245,426
                                                            -----------      -----------
Cash flows from investing activities:
  Cash proceeds from land sales                                      --            5,877
  Principal payments received under mortgages                   105,003          716,790
  Cash payments to purchase mortgage interest                        --         (562,500)
                                                            -----------      -----------
        Net cash provided by investing activities               105,003          160,167
                                                            -----------      -----------
Cash flows from financing activities:
  Additional investment in partnership                           (8,000)              --
  Payments of dividends                                        (230,848)              --
  Repurchase of Class A Common Stock                           (599,357)              --
                                                            -----------      -----------
        Net cash used for financing activities                 (838,205)              --
                                                            -----------      -----------

Increase in cash and temporary investments                     (516,120)         405,593

Cash and temporary investments - beginning of period          1,907,438        4,105,346
                                                            -----------      -----------
Cash and temporary investments - end of period              $ 1,391,318      $ 4,510,939
                                                            ===========      ===========

Schedule of Non-Cash Investing and Financing Activities:

  Dividends declared in excess of dividends paid                214,308          236,008

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                 March 31, 2000


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

Note 2 The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4 Subsequent Events. In April and May 2000, the Company received payment in full on mortgage receivable Loan No. 10 of approximately $1,055,000, and on mortgage receivable Loan No. 5 of approximately $496,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2000 through March 31, 2000, and January 1, 1999 through March 31, 1999.

     For the quarter ended March 31, 2000, the Company had total income of approximately $189,000 compared to $205,000 for the quarter ended March 31, 1999. This decrease was primarily attributable to a decrease in interest on temporary investments from approximately $47,000 to $17,000.

     The Company's expenses for the quarter ended March 31, 2000 was approximately $47,000 compared to $49,000 for the quarter ended March 31, 1999. The Company's professional services expense decreased to approximately $17,000 for the quarter ended March 31, 2000, compared to $25,000 for the quarter ended March 31, 1999.

     The Company reported income before gain on sale of properties of approximately $142,000 for the quarter ended March 31, 2000, compared to $157,000 for the quarter ended March 31, 1999. The Company reported net income of approximately $142,000 for the quarter ended March 31, 2000, compared to $159,000 for the quarter ended March 31, 1999.

     For the operating period of January 1, 2000 through March 31, 2000, the Company reported a decrease in cash and temporary investments of approximately $516,000. This decrease resulted primarily from the distribution of $230,848 in cash dividends and from the repurchase of Class A Common Stock of $599,357.

     Adverse market conditions negatively affected real estate values in Arizona and in the metropolitan Phoenix area during the early 1990's resulting in a decline in real estate values and an increase in mortgage defaults. The Phoenix real estate market has improved and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances in this regard. Nonetheless, the Company will continue to vigorously assert any and all its legal rights in the event of a default.

     In April of 2000, the Company received a cash payoff of approximately $1,055,000 on Loan No. 10. In May 2000, the Company received a cash payoff of approximately $496,000 on Loan No. 5. These collections were in addition to periodic collections of principal on other notes.

     On March 7, 2000, the Company declared a dividend of $.10 per share, payable April 14, 2000 to shareholders of record on April 4, 2000.

     The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 10, 2000, the Board has not made a decision regarding the dissolution of the Company.

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

     (a)  Exhibits

          27  Financial Data Schedule

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARIZONA LAND INCOME CORPORATION


May 10, 2000                            /s/ Thomas R. Hislop
------------                            ----------------------------------------
   Date                                 Thomas R. Hislop
                                        Vice President and
                                        Chief Financial Officer