Form 10QSB
period 2000-06-30
ARIZONA LAND INCOME CORP
filed 2000-08-14
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes N/A No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of August 8, 2000, there were 2,160,280 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1.  Financial Statements...............................................   3

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................... 7-8

Part II

Item 1.  Legal Proceedings..................................................   9

Item 2.  Changes in Securities..............................................   9

Item 3.  Defaults upon Senior Securities....................................   9

Item 4.  Submission of Matters to a Vote of
           Security Holders.................................................   9

Item 5.  Other Information..................................................   9

Item 6.  Exhibits and Reports on Form 8-K...................................   9

Signatures..................................................................   9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets


                                                    June 30,       December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
Assets
  Cash and temporary investments                  $  2,829,585     $  1,907,438
                                                  ------------     ------------
  Investments -
  Accrued interest receivable                          221,731          282,406
  Mortgages receivable                               5,578,034        7,247,564
  Investment in partnership                            333,538          325,538
  Land held for sale                                 3,152,278        3,182,034
                                                  ------------     ------------
                                                     9,285,581       11,037,542
  Less - Reserve for losses                           (601,103)        (618,769)
                                                  ------------     ------------
       Total investments, net                        8,684,478       10,418,773
                                                  ------------     ------------
  Total assets                                    $ 11,514,063     $ 12,326,211
                                                  ============     ============
Liabilities

  Accounts payable and other liabilities          $     22,641     $     25,362
  Accrued property taxes                                 6,613            7,671
  Dividends payable                                  1,296,233          233,533
                                                  ------------     ------------

  Total liabilities                                  1,325,487          266,566
                                                  ------------     ------------

Stockholders' Equity
  Common stock-Class A                                 216,028          230,848
  Common stock-Class B                                      10               10
  Additional paid-in capital                        22,926,311       23,551,348
  Distributions in excess of income                (12,953,773)     (11,722,561)
                                                  ------------     ------------

  Total stockholders' equity                        10,188,576       12,059,645
                                                  ------------     ------------

  Total liabilities & stockholders' equity        $ 11,514,063     $ 12,326,211
                                                  ============     ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)


                                             Three months    Three months     Six months      Six months
                                                ended           ended           ended           ended
                                             June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                              ----------      ----------      ----------      ----------
Income
  Interest on mortgages                       $  140,436      $  178,167      $  309,546      $  332,917
  Interest on temporary investments               31,975          46,576          49,128          93,658
  Other income                                     3,000           3,200           6,000           6,600
                                              ----------      ----------      ----------      ----------

  Total income before sale of properties         175,411         227,943         364,674         433,175
                                              ----------      ----------      ----------      ----------
Expenses

  Professional services                           12,019           8,771          29,119          34,002
  Advisory fee                                     7,659           9,967          15,750          19,826
  Administration and general                       9,931          18,276          23,381          25,939
  Directors' fees                                 10,800           5,400          16,778          11,200
  Property taxes                                   2,500           6,400           5,000           6,400
                                              ----------      ----------      ----------      ----------

  Total expenses                                  42,909          48,814          90,028          97,367
                                              ----------      ----------      ----------      ----------

  Income before gain on sale of properties       132,502         179,129         274,646         335,808
  Gain on sale of properties                       4,618          10,150           4,618          12,569
                                              ----------      ----------      ----------      ----------

  Net income                                  $  137,120      $  189,279      $  279,264      $  348,377
                                              ==========      ==========      ==========      ==========

Earnings per common share                     $     0.06      $     0.08      $     0.13      $     0.15
Dividends declared per share                  $     0.60      $     1.10      $     0.70      $     1.20
Weighted average number of shares of
  common stock outstanding                     2,166,313       2,360,080       2,177,046       2,360,080

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                                           Six months ended   Six months ended
                                                             June 30, 2000      June 30, 1999
                                                              -----------        -----------
Cash Flows from Operating Activities:

  Net income                                                  $   279,264        $   348,377
  Adjustments to reconcile net income to net cash provided
    by operating activities-
      Gain on land sale                                            (4,618)           (12,569)
      Decrease in accrued interest receivable                      60,675            155,690
      Decrease in accounts payable and other liabilities           (3,779)            (3,048)
                                                              -----------        -----------

        Net cash provided by operating activities                 331,542            488,450
                                                              -----------        -----------

Cash flows from investing activities:
  Cash proceeds from land sale                                     14,114              7,811
  Principal payments received under mortgages                   1,672,124            767,738
  Cash payments to purchase mortgage interest                          --           (657,285)
                                                              -----------        -----------

        Net cash provided by investing activities               1,686,238            118,264
                                                              -----------        -----------

Cash flows from financing activities:
  Additional investment in partnership                             (8,000)                --
  Payment of dividends                                           (447,776)          (236,008)
  Repurchase of Class A Common Stock                             (639,857)                --
                                                              -----------        -----------

        Net cash used in financing activities                  (1,095,633)          (236,008)
                                                              -----------        -----------

Increase in cash and temporary investments                        922,147            370,706

Cash and temporary investments - beginning of period            1,907,438          4,105,346
                                                              -----------        -----------
Cash and temporary investments - end of period                $ 2,829,585        $ 4,476,052
                                                              ===========        ===========

Schedule of Non-Cash Investing and Financing Activities:
  Seller financing in conjunction with land sale              $     2,594        $    13,403
  Dividends declared in excess of dividends paid                1,296,168          2,596,088

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                  June 30, 2000


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

Note 2 The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4 In April and May 2000, the Company received payment in full on mortgage receivable Loan No. 10 of Approximately $1,055,000, and on mortgage receivable Loan No. 5 of approximately $496,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from April 1, 2000 through June 30, 2000, and January 1, 2000 through June 30, 2000.

     For the quarter ended June 30, 2000, the Company had total income before sale of properties of approximately $175,000 compared to $228,000 for the quarter ended June 30, 1999. This decrease was primarily attributable to a decrease of approximately $38,000 in interest on mortgages.

     The Company expenses decreased to approximately $43,000 during the second quarter of fiscal 2000 from approximately $49,000 in the second quarter of fiscal 1999. This decrease is primarily attributable to a decrease of approximately $8,000 in administration and general expenses.

     The Company reported net income of approximately $137,000 for the quarter ended June 30, 2000, compared to $189,000 for the quarter ended June 30, 1999. The net income for 2000 included a gain on the sale of properties of approximately $5,000 compared to $10,000 in 1999. The Company's income for the second quarter 2000, without regard to said gain was approximately $132,000.

     The Company reported total income before sale of properties of approximately $365,000 for the operating period of January 1, 2000 through June 30, 2000, compared to $433,000 for the same period during fiscal 1999. This decrease resulted from a decrease of approximately $45,000 in interest on temporary investments and a decrease of approximately $23,000 in interest on mortgages. For the operating period of January 1, 2000 through June 30, 2000, the Company reported expenses of approximately $90,000 compared to $97,000 for the same period during fiscal 1999.

     The Company reported net income of approximately $279,000 for the period from January 1, 2000 through June 30, 2000. Such net income includes approximately $5,000 of gain on sale of properties. The net income for the comparable prior period was approximately $348,000, which included a gain on sale of properties of approximately $13,000.

     The Company reported an increase in cash and temporary investments of approximately $922,000. This increase resulted primarily from $1,672,000 principal payments received under mortgages. The Company also distributed approximately $448,000 in cash dividends and repurchased approximately $640,000 of Class A Common Stock during the operating period of January 1, 2000 through June 30, 2000.

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

     The Company completed three small land sales during the first half of 2000. The Company acquired the three parcels of property located in Pinal County, Arizona, through foreclosure on Loan No. 6. The first sale was a 4.7 acre parcel of property; the Company received $3,582 in cash from this sale. The second sale was a 1 acre parcel of land which the Company received a note for $2,594 and $307 in cash. The third sale was a 10.8 acre parcel of land which the Company received $10,225 in cash from this sale.

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

     On June 13, 2000, the Board of Directors declared a $.60 per share dividend with a record date of June 30, 2000, and payable July 14, 2000. The total amount distributed to shareholders was approximately $1,296,000. The Company also paid a dividend of $.10 per share, distributed to shareholders of record on April 4, 2000, with a payable date of April 14, 2000. The total amount distributed to shareholders was approximately $217,000.

     The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 8, 2000, the Board has not made a decision regarding the dissolution of the Company.

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

     (a)  The Company held the Annual Meeting of Shareholders on May 16, 2000.

     (b) Thomas Hislop, Burton Freireich and Robert Blackwell were elected directors of the Company at the Annual Meeting.

     (c)  Tabulation of the voting was as follows:

                                                Votes       Votes        Broker
          Name of Nominee        Votes For     Against     Withheld     Nonvotes
          ---------------        ---------     -------     --------     --------
          Thomas R. Hislop       1,696,928        0           0            0
          Burton P. Freireich    1,696,828        0           0            0
          Robert Blackwell       1,696,928        0           0            0

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


                                      ARIZONA LAND INCOME CORPORATION


August 8, 2000                        /s/ Thomas R. Hislop
--------------                        ------------------------------------------
Date                                  Thomas R. Hislop
                                      Vice President and Chief Financial Officer