Form 10QSB
period 2000-09-30
ARIZONA LAND INCOME CORP
filed 2000-11-14
CIK 830748

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

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

     As of November 7, 2000, there were 2,160,280 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

================================================================================

                               Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1. Financial Statements .............................................     3

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................ 7 & 8

Part II

Item 1. Legal Proceedings ................................................     9

Item 2. Changes in Securities ............................................     9

Item 3. Defaults upon Senior Securities ..................................     9

Item 4. Submission of Matters to a Vote of Security Holders ..............     9

Item 5. Other Information ................................................     9

Item 6. Exhibits and Reports on Form 8-K8 ................................     9

Signatures ...............................................................     9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets


                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    ------------
                                                    (Unaudited)
Assets
  Cash and temporary investments                   $  1,799,612    $  1,907,438
                                                   ------------    ------------
  Investments -
  Accrued interest receivable                           169,779         282,406
  Mortgages receivable                                5,130,319       7,247,564
  Investment in partnerships                            333,538         325,538
  Land held for sale                                  3,135,089       3,182,034
                                                   ------------    ------------
                                                      8,768,725      11,037,542
  Less - Reserve for losses                            (590,898)       (618,769)
                                                   ------------    ------------
       Total investments, net                         8,177,827      10,418,773
                                                   ------------    ------------
  Total assets                                     $  9,977,439    $ 12,326,211
                                                   ============    ============
Liabilities
  Accounts payable and other liabilities           $     17,552    $     25,362
  Accrued property taxes                                  9,113           7,671
  Dividends payable                                     206,992         233,533
                                                   ------------    ------------

  Total liabilities                                     233,657         266,566
                                                   ------------    ------------
Stockholders' Equity
  Common stock-Class A                                  206,928         230,848
  Common stock-Class B                                       10              10
  Additional paid-in capital                         22,574,141      23,551,348
  Distributions in excess of income                 (13,037,297)    (11,722,561)
                                                   ------------    ------------

  Total stockholders' equity                          9,743,782      12,059,645
                                                   ------------    ------------

  Total liabilities and stockholders' equity       $  9,977,439    $ 12,326,211
                                                   ============    ============

      The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)


                                                  Three months    Three months    Nine months     Nine months
                                                     ended           ended           ended           ended
                                                 Sept. 30, 2000  Sept. 30, 1999  Sept. 30, 2000  Sept. 30, 1999
                                                   ----------      ----------      ----------      ----------
Income
    Interest on mortgages                          $  128,776      $  164,908      $  438,322      $  497,825
    Interest on temporary investments                   8,570          19,521          57,698         113,179
    Miscellaneous income                                3,000           3,100           9,000           9,700
                                                   ----------      ----------      ----------      ----------
  Total income before gain on sale of properties      140,346         187,529         505,020         620,704
                                                   ----------      ----------      ----------      ----------
Expenses
    Professional services                               3,673           8,822          32,792          42,824
    Advisory fee                                        7,572           9,928          23,322          29,754
    Administration and general                          6,375           3,347          29,756          29,286
    Directors' fees                                        --           5,800          16,778          17,000
    Property taxes                                      2,500           6,396           7,500          12,796
                                                   ----------      ----------      ----------      ----------
    Total expenses                                     20,120          34,293         110,148         131,660
                                                   ----------      ----------      ----------      ----------

    Income before gain on sale of properties          120,227         153,236         394,873         489,044
    Gain on sale of properties                          3,177         254,750           7,795         267,319
                                                   ----------      ----------      ----------      ----------
    Net income before income taxes                    123,404         407,986         402,668         756,363
                                                   ----------      ----------      ----------      ----------

    Net income                                     $  123,404      $  407,986      $  402,668      $  756,363
                                                   ==========      ==========      ==========      ==========

Earnings per common share                          $     0.06      $     0.17      $     0.19      $     0.32
Dividends declared per share                       $     0.10      $     0.10      $     0.80      $     1.30
Weighted average number of shares of
  common stock outstanding                          2,130,606       2,351,784       2,161,453       2,357,284

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                           Nine months ended   Nine  months ended
                                                           September 30, 2000  September 30, 1999
                                                           ------------------  ------------------
Cash Flows from Operating Activities:
  Net income                                                  $   402,668         $   756,363
  Adjustments to reconcile net income to net cash
  provided by operating activities-
    Gain on land sale                                              (7,795)           (267,319)
    Change in accrued interest receivable                         112,627              59,970
    Change in accounts payable and other liabilities               (6,368)             10,538
                                                              -----------         -----------

       Net cash provided by operating activities                  501,132             559,552
                                                              -----------         -----------
Cash Flows from Investing Activities:
  Cash proceeds from land sales                                    15,628             516,287
  Principal payments received under mortgages                   2,128,486             789,709
  Cash purchases of land & mortgage interest                           --            (789,216)
                                                              -----------         -----------

       Net cash provided by investing activities                2,144,114             516,780
                                                              -----------         -----------
Cash Flows from Financing Activities:
  Additional investment in partnership                             (8,000)                 --
  Payment of dividends                                         (1,743,945)         (2,832,096)
  Repurchase of shares of Class A common stock                 (1,001,127)            (81,361)
                                                              -----------         -----------

       Net cash used in financing activities                   (2,753,072)         (2,913,457)
                                                              -----------         -----------

Increase in Cash and Temporary Investments                       (107,826)         (1,837,125)

Cash and temporary investments - beginning of period            1,907,438           4,105,346
                                                              -----------         -----------
Cash and temporary investments - end of period                $ 1,799,612         $ 2,268,221
                                                              ===========         ===========
Schedule of Non-Cash Investing and Financing Activities:
  Seller financing in conjunction with land sale              $    11,241         $    18,057
  Dividends declared in excess of dividends paid                  206,928             235,327

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                               September 30, 2000


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

Note 2 The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4 On September 6, 2000, the Company received payment in full on mortgage receivable Loan No. 15 of approximately $457,500. In April and May 2000, the Company received payment in full on mortgage receivable Loan No. 10 of approximately $1,055,000, and on mortgage receivable Loan No. 5 of approximately $496,000 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from July 1, 2000 through September 30, 2000, and January 1, 2000 through September 30, 2000

     For the quarter ended September 30, 2000, the Company had total income before sale of properties of approximately $140,000 compared to $188,000 for the quarter ended September 30, 1999.

     The Company's expenses for the quarter ended September 30, 2000 were approximately $20,000 compared to $34,000 for the quarter ended September 30, 1999.

     The Company reported net income of approximately $123,000 for the quarter ended September 30, 2000 compared to $408,000 for the quarter ended September 30, 1999. This decrease was primarily attributable to gain on sale of properties of $3,000, compared to $255,000 for the comparable prior period. Without regard to property sale gains, the net income was approximately $120,000 compared to $153,000.

     The Company reported total income before sale of properties of approximately $505,000 for the nine months ended September 30, 2000 compared to $621,000 for the same period in the prior fiscal year. This decrease can be attributed to a decrease in mortgage income of approximately $60,000, a decrease in temporary investment interest of $55,000.

     For the nine months ended September 30, 2000, the Company's expenses totaled approximately $110,000 compared to $132,000 for the same period in the prior fiscal year. The Company reported net income of approximately $403,000 for the nine months ended September 30, 2000 compared to $756,000 in 1999. Without regard to gain on the sale of properties, the net income was approximately $395,000 compared to $489,000.

     The Company reported a decrease in cash and temporary investments of approximately $108,000 during the operating period of January 1, 2000 through September 30, 2000. This decrease resulted primarily from the repurchase of shares of Class A common stock of $1,001,000, and distribution of dividends of $1,744,000. The Company also received payment in full on mortgage receivables of approximately $2,008,000.

     Adverse market conditions negatively affected real estate values in the metropolitan Phoenix area during the early 1990's resulting in a decline in real estate values and an increase in mortgage defaults. The Phoenix real estate market has improved and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances in this regard. Nonetheless, the Company will continue to vigorously assert any and all its legal rights in the event of a default.

     The Company completed one land sale during the period of July 1, 2000 through September 30, 2000. The sale was a 9.4 acre parcel of land which the Company acquired through foreclosure on Loan No. 6. The Company received a note receivable in the amount of approximately $8,600 and $1,500 in cash from this sale. During the first half of 2000, the Company completed three small land sales totaling approximately 16 acres of property located in Pinal County, Arizona, which the Company acquired through foreclosure on Loan No. 6. The Company received approximately $14,000 in cash and a $2,500 note receivable from these sales.

     In September 2000, the Company received a cash payoff of approximately $457,500 on Loan No. 15. During the second quarter of 2000, the Company received a cash payoff of approximately $1,055,000 on Loan No. 10, and approximately $496,000 on Loan No. 5. These collections were in addition to periodic collections of principal on other notes.

     On September 20, 2000 the Company announced that it had purchased in open market transactions 91,000 shares of its Class A Common Stock in the past 45 days. It is the Company's intent to retire these shares. The purchases were made pursuant to a continuing authorization granted by the Company's board of directors. That authorization provides that the Company may from time to time purchase shares of Arizona Land Income Corporation stock in transactions effected in the open market or through privately negotiated transactions. The board has authorized the repurchase of up to 500,000 shares at such times as management may determine that a purchase under the program is in the best interests of the Company and its shareholders.

     On September 22, 2000, the Company declared a $.10 per share dividend with a record date of October 2, 2000, and payable on October 16, 2000. The total amount distributed to shareholders was approximately $216,000. During the third quarter of 2000, the Company paid a dividend of $.60 per share with a record date of June 30, 2000, and payable July 14, 2000. The total amount distributed to shareholders was approximately $1,296,000. The Company also paid a dividend of $.10 per share on April 14, 2000, distributed to shareholders of record on April 4, 2000. The total amount distributed to shareholders was approximately $217,000.

     The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of November 7, 2000, the Board has not made a decision regarding the dissolution of the Company.

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


                                      ARIZONA LAND INCOME CORPORATION


November 7, 2000                      /s/ Thomas R. Hislop
----------------                      ------------------------------------------
Date                                  Thomas R. Hislop
                                      Vice President and Chief Financial Officer