Form 10QSB
period 2001-03-31
ARIZONA LAND INCOME CORP
filed 2001-05-15
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from___________ to _____________


                         Commission file number 1-9900


                         ARIZONA LAND INCOME CORPORATION
             (Exact name of registrant as specified in its charter)


          Arizona                                                 86-0602478
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2999 N. 44th Street, Suite 100, Phoenix, Arizona                   85018
  (Address of principal executive offices)                       (Zip Code)


                                 (602) 952-6800
              (Registrant's telephone number, including area code)


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 10, 2001, there were 1,942,675 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1. Financial Statements..............................................   3

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................   7

Part II

Item 1. Legal Proceedings.................................................   8

Item 2. Changes in Securities.............................................   8

Item 3. Defaults upon Senior Securities...................................   8

Item 4. Submission of Matters to a Vote of Security Holders...............   8

Item 5. Other Information.................................................   8

Item 6. Exhibits and Reports on Form 8-K..................................   8

Signatures................................................................   8

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

                                                              March 31, 2001         December 31,
                                                               (Unaudited)               2000
                                                              ------------           ------------
Assets
  Cash and temporary investments                              $  1,208,172           $  1,538,734
                                                              ------------           ------------
Investments -
  Accrued interest receivable                                       84,192                274,845
  Mortgages receivable                                           5,020,276              5,116,637
  Investment in partnership                                        323,662                323,662
  Land held for sale                                             3,135,089              3,135,089
                                                              ------------           ------------
                                                                 8,563,219              8,850,233
  Less - Reserve for losses                                       (590,898)              (590,898)
                                                              ------------           ------------
       Total investments, net                                    7,972,321              8,259,335
                                                              ------------           ------------
       Total assets                                           $  9,180,493           $  9,798,069
                                                              ============           ============
Liabilities
  Accounts payable and other liabilities                       $     13,494           $     16,329
  Accrued property taxes                                              6,897                  4,397
  Dividends payable                                                 194,333                204,713
                                                              ------------           ------------

       Total liabilities                                           214,724                225,439
                                                              ------------           ------------
Stockholders' Equity
  Common stock-Class A                                             194,267                204,648
  Common stock-Class B                                                  10                     10
  Additional paid-in capital                                    21,986,289             22,482,338
  Distributions in excess of income                            (13,214,797)           (13,114,366)
                                                              ------------           ------------

       Total stockholders' equity                                8,965,769              9,572,630
                                                              ------------           ------------

       Total liabilities and stockholders' equity             $  9,180,493           $  9,798,069
                                                              ============           ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)


                                                  Three months ended March 31,
                                                --------------------------------
                                                   2001                  2000
                                                ----------            ----------
Income
  Interest on mortgages                         $  124,190            $  169,110
  Interest on temporary investments                 19,285                17,153
  Farm lease income                                  3,000                 3,000
                                                ----------            ----------

        Total income                               146,475               189,263
                                                ----------            ----------
Expenses
  Professional services                             24,004                17,100
  Advisory fees                                      6,493                 8,091
  Administration and general                        13,842                13,450
  Directors' fees                                    5,800                 5,978
  Property taxes                                     2,500                 2,500
                                                ----------            ----------

        Total expenses                              52,639                47,119
                                                ----------            ----------

        Net income                              $   93,836            $  142,144
                                                ==========            ==========

Earnings per common share                       $     0.05            $     0.06
Dividends declared per share                    $     0.10            $     0.10
Weighted average number of shares of common
 stock outstanding                               1,979,389             2,187,779

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                    Three months ended March 31,
                                                                 ---------------------------------
                                                                     2001                  2000
                                                                 -----------           -----------
Cash Flows from operating activities:
  Net income                                                     $    93,836           $   142,144
  Adjustments to reconcile net income to net cash
   provided by operating activities-
    Decrease in accrued interest receivable                          190,653                76,960
    Decrease in accounts payable and other liabilities                  (335)               (2,022)
                                                                 -----------           -----------

        Net cash provided by operating activities                    284,154               217,082
                                                                 -----------           -----------
Cash flows from investing activities:
  Principal payments received under mortgages                         96,361               105,003
                                                                 -----------           -----------

        Net cash provided by investing activities                     96,361               105,003
                                                                 -----------           -----------
Cash flows from financing activities:
  Additional investment in partnership                                    --                (8,000)
  Payments of dividends                                             (204,647)             (230,848)
  Repurchase of Class A Common Stock                                (506,430)             (599,357)
                                                                 -----------           -----------

        Net cash used for financing activities                      (711,077)             (838,205)
                                                                 -----------           -----------

Increase in cash and temporary investments                          (330,562)             (516,120)

  Cash and temporary investments - beginning of period             1,538,734             1,907,438
                                                                 -----------           -----------
  Cash and temporary investments - end of period                 $ 1,208,172           $ 1,391,318
                                                                 ===========           ===========
Schedule of Non-Cash Investing and Financing Activities:
  Dividends declared in excess of dividends paid                     194,267               214,308

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                 March 31, 2001


Note 1. Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 3. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2001 through March 31, 2001, and January 1, 2000 through March 31, 2000.

     For the quarter ended March 31, 2001, the Company had total income of approximately $146,000 compared to $189,000 for the quarter ended March 31, 1999. This decrease was primarily attributable to a decrease in interest on mortgages from approximately $169,000 to $124,000.

     The Company's expenses for the quarter ended March 31, 2001 were approximately $53,000 compared to $47,000 for the quarter ended March 31, 2000. The Company's professional services expense increased to approximately $24,000 for the quarter ended March 31, 2001, compared to $17,000 for the quarter ended March 31, 2000.

     The Company reported net income of approximately $94,000 for the quarter ended March 31, 2001, compared to $142,000 for the quarter ended March 31, 2000.

     For the operating period of January 1, 2001 through March 31, 2001, the Company reported a decrease in cash and temporary investments of approximately $331,000. This decrease resulted primarily from the distribution of approximately $194,000 in cash dividends and from the repurchase of Class A Common Stock of approximately $506,000.

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

     In March 2001, there was a principal reduction payment of $62,500 on Loan No. 22. This collection was in addition to periodic collections of principal on other notes.

     In January and March 2001, the Company announced that it had purchased in open market transactions 70,600 and 56,005 shares (respectively) of its Class A Common Stock. It is the Company's intent to retire these shares. The purchases were made pursuant to a continuing authorization granted by the Company's board of directors. That authorization provides that the Company may from time to time purchase shares of Arizona Land Income Corporation stock in transactions effected in the open market or through privately negotiated transactions.

     On March 20, 2001, the Company declared a dividend of $.10 per share, payable April 16, 2001 to shareholders of record on April 2, 2001.

     The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 10, 2001, the Board has not made a decision regarding the dissolution of the Company.

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

          None

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ARIZONA LAND INCOME CORPORATION


May 10, 2001                               /s/ Thomas R. Hislop
------------                               --------------------------------
Date                                       Thomas R. Hislop
                                           Vice President and
                                           Chief Financial Officer