Form 10QSB
period 2001-06-30
ARIZONA LAND INCOME CORP
filed 2001-08-14
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001

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

     As of August 7, 2001, there were 1,942,675 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1.   Financial Statements.................................................3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................7-8

Part II

Item 1.   Legal Proceedings....................................................9

Item 2.   Changes in Securities................................................9

Item 3.   Defaults upon Senior Securities......................................9

Item 4.   Submission of Matters to a Vote of Security Holders..................9

Item 5.   Other Information....................................................9

Item 6.   Exhibits and Reports on Form 8-K.....................................9

Signatures.....................................................................9

                         ARIZONA LAND INCOME CORPORATION

                                 Balance Sheets


                                                   June 30,        December 31,
                                                    2001               2000
                                                 ------------      ------------
                                                 (Unaudited)
Assets
  Cash and temporary investments                 $  1,136,583      $  1,538,734
                                                 ------------      ------------

  Investments -
  Accrued interest receivable                          94,765           274,845
  Mortgages receivable                              4,954,825         5,116,637
  Investment in partnership                           342,462           323,662
  Land held for sale                                3,135,089         3,135,089
                                                 ------------      ------------
                                                    8,527,141         8,850,233
  Less - Reserve for losses                          (590,898)         (590,898)
                                                 ------------      ------------

       Total investments, net                       7,936,243         8,259,335
                                                 ------------      ------------

  Total assets                                   $  9,072,826      $  9,798,069
                                                 ============      ============
Liabilities
  Accounts payable and other liabilities         $     12,485      $     16,329
  Accrued property taxes                                3,167             4,397
  Dividends payable                                   194,333           204,713
                                                 ------------      ------------

  Total liabilities                                   209,985           225,439
                                                 ------------      ------------
Stockholders' Equity
  Common stock-Class A                                194,267           204,648
  Common stock-Class B                                     10                10
  Additional paid-in capital                       21,986,289        22,482,338
  Distributions in excess of income               (13,317,725)      (13,114,366)
                                                 ------------      ------------

  Total stockholders' equity                        8,862,841         9,572,630
                                                 ------------      ------------

  Total liabilities & stockholders' equity       $  9,072,826      $  9,798,069
                                                 ============      ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION

                            Statements of Operations
                                   (Unaudited)

                                             Three months ended June 30,       Six months ended June 30,
                                            ----------------------------     -----------------------------
                                                  2001          2000              2001            2000
                                            -------------   ------------     -------------   -------------
Income
  Interest on mortgages                       $  121,305     $  140,436        $  245,495      $  309,546
  Interest on temporary investments                9,854         31,975            29,138          49,128
  Other income                                     3,000          3,000             6,000           6,000
                                              ----------     ----------        ----------      ----------

  Total income before sale of properties         134,159        175,411           280,633         364,674
                                              ----------     ----------        ----------      ----------
Expenses
  Professional services                           16,810         12,019            40,814          29,119
  Advisory fee                                     6,107          7,659            12,600          15,750
  Administration and general                      11,602          9,931            25,444          23,381
  Directors' fees                                  5,800         10,800            11,600          16,778
  Property taxes                                   2,500          2,500             5,000           5,000
                                              ----------     ----------        ----------      ----------

  Total expenses                                  42,819         42,909            95,458          90,028
                                              ----------     ----------        ----------      ----------

  Income before gain on sale of properties        91,340        132,502           185,175         274,646
  Gain on sale of properties                          --          4,618                --           4,618
                                              ----------     ----------        ----------      ----------

  Net income                                  $   91,340     $  137,120        $  185,175      $  279,264
                                              ==========     ==========        ==========      ==========

Earnings per common share                     $     0.05     $     0.06        $     0.09      $     0.13
Dividends declared per share                  $     0.10     $     0.60        $     0.20      $     0.70
Weighted average number of shares of
 common stock outstanding                      1,942,675      2,166,313         1,960,931       2,177,046

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                            Statements of Cash Flows
                                   (Unaudited)

                                                                Six months ended June 30,
                                                             ------------------------------
                                                                 2001              2000
                                                             -----------        -----------
Cash Flows from Operating Activities:
  Net income                                                 $   185,175        $   279,264
  Adjustments to reconcile net income to net cash
   provided by operating activities-
    Gain on land sale                                                 --             (4,618)
    Decrease in accrued interest receivable                      180,080             60,675
    Decrease in accounts payable and other liabilities            (5,074)            (3,779)
                                                             -----------        -----------

        Net cash provided by operating activities                360,181            331,542
                                                             -----------        -----------
Cash flows from investing activities:
  Cash proceeds from land sale                                        --             14,114
  Principal payments received under mortgages                    161,812          1,672,124
                                                             -----------        -----------

        Net cash provided by investing activities                161,812          1,686,238
                                                             -----------        -----------
Cash flows from financing activities:
  Additional investment in partnership                           (18,800)            (8,000)
  Payment of dividends                                          (398,914)          (447,776)
  Repurchase of Class A Common Stock                            (506,430)          (639,857)
                                                             -----------        -----------

        Net cash used in financing activities                   (924,144)        (1,095,633)
                                                             -----------        -----------

(Decrease) increase in cash and temporary investments           (402,151)           922,147

Cash and temporary investments - beginning of period           1,538,734          1,907,438
                                                             -----------        -----------
Cash and temporary investments - end of period               $ 1,136,583        $ 2,829,585
                                                             ===========        ===========

Schedule of Non-Cash Investing and Financing Activities:
  Seller financing in conjunction with land sale             $        --        $     2,594
  Dividends declared in excess of dividends paid                 194,333          1,296,168

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                  June 30, 2001


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

Note 2 The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4 On July 25, 2001, the Company received payment in full on mortgage receivable Loan No. 21 of approximately $2,000,000.

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

     For the quarter ended June 30, 2001, the Company had total income before sale of properties of approximately $134,000 compared to $175,000 for the quarter ended June 30, 2000. This decrease was primarily attributable to a decrease of approximately $22,000 in interest on temporary investments.

     The Company expenses were virtually unchanged at approximately $43,000 during the second quarter of fiscal 2001 and in the second quarter of fiscal 2000.

     The Company reported net income of approximately $91,000 for the quarter ended June 30, 2001, compared to $137,000 for the quarter ended June 30, 2000. The net income for 2000 included a gain on the sale of properties of approximately $5,000. The Company's income for the second quarter 2000, without regard to said gain was approximately $132,000.

     The Company reported total income before sale of properties of approximately $281,000 for the operating period of January 1, 2001 through June 30, 2001, compared to approximately $365,000 for the same period during fiscal 2000. This decrease resulted from a decrease of approximately $64,000 in interest on mortgages and a decrease of approximately $20,000 in interest on temporary investments. For the operating period of January 1, 2001 through June 30, 2001, the Company reported expenses of approximately $95,000 compared to $90,000 for the same period during fiscal 2000.

     The Company reported net income of approximately $185,000 for the period from January 1, 2001 through June 30, 2001. The net income for the comparable prior period was approximately $279,000, which included a gain on sale of properties of approximately $5,000.

     The Company reported a decrease in cash and temporary investments of approximately $402,000. This decrease resulted primarily from the payments of cash dividends of approximately $388,000 and repurchases of Class A Common Stock of approximately $506,000 during the operating period of January 1, 2001 through June 30, 2001.

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

     In the six month period ended June 30, 2001, there was a principal reduction payment of approximately $125,000 on Loan No. 22. These collections were in addition to periodic collections of principal on other notes. In July 2001, the Company received a cash payoff of approximately $2,000,000 on Loan No. 21, consisting primarily of principal and interest outstanding.

     On June 8, 2001, the Board of Directors declared a $.10 per share dividend with a record date of June 29, 2001, and payable July 13, 2001. The Company also paid a dividend of $.10 per share, distributed to shareholders of record on April 2, 2001, with a payable date of April 16, 2001. The total amount distributed to shareholders was approximately $388,000.

     The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that such arrangements could be obtained by the Company, if necessary.

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 7, 2001, the Board has not made a decision regarding the dissolution of the Company.

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

     (a)  The Company held the Annual Meeting of Shareholders on May 16, 2001.

     (b) Thomas Hislop, Burton Freireich and Robert Blackwell were elected directors of the Company at the Annual Meeting.

     (c)  Tabulation of the voting was as follows:

                                               Votes     Votes      Broker
          Name of Nominee         Votes For   Against   Withheld   Nonvotes
          ---------------         ---------   -------   --------   --------
          Thomas R. Hislop        1,431,478      0          0          0
          Burton P. Freireich     1,431,537      0          0          0
          Robert Blackwell        1,463,781      0          0          0

     (d)  Not Applicable

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ARIZONA LAND INCOME CORPORATION


August 7, 2001                        /s/ Thomas R. Hislop
--------------                        ------------------------------------------
Date                                  Thomas R. Hislop
                                      Vice President and Chief Financial Officer