Form 10QSB
period 2001-09-30
ARIZONA LAND INCOME CORP
filed 2001-11-14
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

     As of November 12, 2001, there were 1,942,675 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

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

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                   September 30,
                                                       2001        December 31,
                                                   (Unaudited)         2000
                                                   ------------    ------------
Assets
  Cash and temporary investments                   $  2,977,799    $  1,538,734
                                                   ------------    ------------

  Investments -
  Accrued interest receivable                           119,741         274,845
  Mortgages receivable                                3,173,730       5,116,637
  Investment in partnerships                            342,462         323,662
  Land held for sale                                  3,135,089       3,135,089
                                                   ------------    ------------
                                                      6,771,022       8,850,233
  Less - Reserve for losses                            (590,898)       (590,898)
                                                   ------------    ------------
       Total investments, net                         6,180,124       8,259,335
                                                   ------------    ------------
  Total assets                                     $  9,157,923    $  9,798,069
                                                   ============    ============

Liabilities

Accounts payable and other liabilities             $     12,240    $     16,329
Accrued property taxes                                    5,666           4,397
Dividends payable                                     1,942,741         204,713
                                                   ------------    ------------

Total liabilities                                     1,960,645         225,439
                                                   ------------    ------------

Stockholders' Equity
  Common stock-Class A                                  194,267         204,648
  Common stock-Class B                                       10              10
  Additional paid-in capital                         21,986,289      22,482,338
  Distributions in excess of income                 (14,983,290)    (13,114,366)
                                                   ------------    ------------

  Total stockholders' equity                          7,197,276       9,572,630
                                                   ------------    ------------

  Total liabilities and stockholders' equity       $  9,157,923    $  9,798,069
                                                   ============    ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                  Three months    Three months    Nine months      Nine months
                                                     ended           ended           ended           ended
                                                 Sept. 30, 2001  Sept. 30, 2000  Sept. 30, 2001  Sept. 30, 2000
                                                 --------------  --------------  --------------  --------------
Income
  Interest on mortgages                            $  288,323      $  128,776      $  533,818      $  438,322
  Interest on temporary investments                    10,735           8,570          39,873          57,698
  Other income                                          3,000           3,000           9,000           9,000
                                                   ----------      ----------      ----------      ----------

  Total income before gain on sale of properties      302,058         140,346         582,691         505,020
                                                   ----------      ----------      ----------      ----------

Expenses
  Professional services                                 1,516           3,673          42,331          32,792
  Advisory fee                                          5,671           7,572          18,271          23,322
  Administration and general                            6,961           6,375          32,404          29,756
  Directors' fees                                       5,800              --          17,400          16,778
  Property taxes                                        5,000           2,500          10,000           7,500
                                                   ----------      ----------      ----------      ----------

  Total expenses                                       24,948          20,120         120,406         110,148
                                                   ----------      ----------      ----------      ----------

  Income before gain on sale of properties            277,110         120,227         462,285         394,873
  Gain on sale of properties                               --           3,177              --           7,795
                                                   ----------      ----------      ----------      ----------
  Net income before income taxes                      277,110         123,404         462,285         402,668
                                                   ----------      ----------      ----------      ----------

  Net income                                       $  277,110      $  123,404      $  462,285      $  402,668
                                                   ==========      ==========      ==========      ==========

Earnings per common share                          $     0.14      $     0.06      $     0.24      $     0.19
Dividends declared per share                       $     0.10      $     0.10      $     0.30      $     0.30
Weighted average number of shares of
  common stock outstanding                          1,942,675       2,130,606       1,954,779       2,161,453

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                                                 Nine months ended    Nine months ended
                                                                 September 30, 2001   September 30, 2000
                                                                 ------------------   ------------------
Cash Flows from Operating Activities:

Net income                                                          $   462,285          $   402,668
Adjustments to reconcile net income to net cash provided by
operating activities-
Gain on land sale                                                            --               (7,795)
Change in accrued interest receivable                                   155,104              112,627
Change in accounts payable and other liabilities                         (2,820)              (6,368)
                                                                    -----------          -----------

           Net cash provided by operating activities                    614,569              501,132
                                                                    -----------          -----------

Cash Flows from Investing Activities:

Cash proceeds from land sales                                                --               15,628
Principal payments received under mortgages                           1,942,907            2,128,486
                                                                    -----------          -----------

           Net cash provided by investing activities                  1,942,907            2,144,114
                                                                    -----------          -----------
Cash Flows from Financing Activities:

Additional investment in partnership                                    (18,800)              (8,000)
Payment of dividends                                                   (593,181)          (1,743,945)
Repurchase of shares of Class A common stock                           (506,430)          (1,001,127)
                                                                    -----------          -----------

           Net cash used in financing activities                     (1,118,411)          (2,753,072)
                                                                    -----------          -----------
Increase in Cash and Temporary Investments                            1,439,065             (107,826)

Cash and temporary investments - beginning of period                  1,538,734            1,907,438
                                                                    -----------          -----------
Cash and temporary investments - end of period                      $ 2,977,799          $ 1,799,612
                                                                    ===========          ===========
Schedule of Non-Cash Investing and Financing Activities:
Seller financing in conjunction with land sale                      $        --          $    11,241
Dividends declared in excess of dividends paid                        1,942,675              206,928

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                               September 30, 2001


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

Note 2 The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4 In July 2001, the Company received payment in full on mortgage receivable Loan No. 21 of approximately $2,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from July 1, 2001 through September 30, 2001, and January 1, 2001 through September 30, 2001.

     For the quarter ended September 30, 2001, the Company had total income before gain on sale of properties of approximately $302,000 compared to $140,000 for the quarter ended September 30, 2000.

     The Company's expenses for the quarter ended September 30, 2001 were approximately $25,000 compared to $20,000 for the quarter ended September 30, 2000.

     The Company reported net income of approximately $277,000 for the quarter ended September 30, 2001 compared to $123,000 for the quarter ended September 30, 2000. This increase was primarily attributable to a one-time payment of bonus interest in regard to the payoff of Loan No. 21. This bonus interest totaled approximately $206,000. Without regard to this payment, the net income for the quarter would be $71,000. The overall decrease is primarily attributable to a decrease in the amount of mortgage receivable outstanding in 2001 compared to 2000, and the resulting decrease in mortgage interest.

     The Company reported total income before gain on sale of properties of approximately $583,000 for the nine months ended September 30, 2001 compared to $505,000 for the same period in the prior fiscal year. This increase was offset by the bonus interest described above of approximately $206,000 and an overall decrease in the mortgage receivable balance in 2001 compared to 2000, and the resulting decrease in mortgage interest.

     For the nine months ended September 30, 2000, the Company's expenses totaled approximately $120,000 compared to $110,000 for the same period in the prior fiscal year. The Company reported net income of approximately $462,000 for the nine months ended September 30, 2001 compared to $402,000 in 2000.

     The Company reported an increase in cash and temporary investments of approximately $1,439,000 during the operating period of January 1, 2001 through September 30, 2001. This increase resulted primarily from principal payments received under mortgages of approximately $1,943,000 less stock repurchases of approximately $506,000.

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

     In July 2001, the Company received a cash payoff of approximately $2,000,000 on Loan No. 21, which included bonus interest for early payoff of approximately $206,000. This collection was in addition to periodic collections of principal on other notes.

     On September 19, 2001, the Company declared a $.10 per share regular quarterly dividend and a $.90 per share extraordinary cash distribution with a record date of October 2, 2001, and payable on October 16, 2001. During the third quarter of 2001, the Company paid a dividend of $.10 per share with a record date of June 29, 2001, and payable July 13, 2001 .

     The Company believes that funds generated from operations will be sufficient to meet its capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, the Company believes that they could obtain such arrangements, if necessary.

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of November 12, 2001, the Board has not made a decision regarding the dissolution of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

          None.

     (b)  Reports of Form 8-K

          None.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ARIZONA LAND INCOME CORPORATION






November 12, 2001                     /s/ Thomas R. Hislop
---------------------------           ----------------------------------------
Date                                  Thomas R. Hislop
                                      Vice President and Chief Financial Officer