Form 10KSB
period 2001-12-31
ARIZONA LAND INCOME CORP
filed 2002-03-29
CIK 830748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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


          Issuer's telephone number, including area code (602) 952-6800


         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Class A Common Stock, no par value               American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 2001 were $642,719.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant's Series A Common Stock as reported by the American Stock Exchange on March 15, 2002, was approximately $5,147,510. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     1,942,675      shares of Class A Common Stock outstanding on March 22, 2002
           100      shares of Class B Common Stock outstanding on March 22, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the registrant's 2002 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated herein by reference in
Part III, Items 9, 10, 11 and 12 of this Form 10-KSB to the extent stated herein.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART I.........................................................................1
  ITEM 1.  DESCRIPTION OF BUSINESS.............................................1
  ITEM 2.  DESCRIPTION OF PROPERTY.............................................3
  ITEM 3.  LEGAL PROCEEDINGS...................................................4
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................4

PART II........................................................................4
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............4
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........5
  ITEM 7.  FINANCIAL STATEMENTS................................................8
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................20

PART III......................................................................20
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................20
  ITEM 10. EXECUTIVE COMPENSATION.............................................20
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....20
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................20

PART IV.......................................................................21
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................21

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

     BACKGROUND. Arizona Land Income Corporation (the "Company") is a real estate investment trust organized as an Arizona corporation on March 10, 1988. On that same date, the Company issued 100 shares of the Company's Class B Common Stock to YSP Holdings, Inc., the Company's sponsor, in return for an initial capital contribution of $1,000. Operations of the Company commenced on June 13, 1988, the date on which the Company completed its initial public offering.

     In June 1988, the Company began investing in first mortgage loans on unimproved real property located primarily in the metropolitan Phoenix area. Such loans included mortgage loans secured or collateralized by first mortgages, first deeds of trust and real property subject to agreements for sale and subdivision trusts ("First Mortgage Loans"). From its inception until December 31, 1991, the Company purchased interests totaling $34,120,000 in twenty First Mortgage Loans. Since January 1, 1992, the Company has purchased only two First Mortgage Loans, and has had to institute foreclosure proceedings with respect to certain properties securing other First Mortgage Loans. See "Investment Objectives and Criteria" below. See also Note 4 to the financial statements included in Item 7 for additional information concerning the Company's First Mortgage Loans. The Company has not identified any opportunities to make new loans; therefore, in the event of a loan maturity or sale of property, the Company currently intends to distribute the proceeds, beyond what is needed for day-to-day operations of the Company, to its shareholders.

     The Company's goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders' net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During the 2001 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 11, 2001 to shareholders of record on April 2, 2001. The second distribution was for $.10 per share and was paid on July 12, 2001 to shareholders of record on June 29, 2001. The third distribution was for $1.00 per share and was paid on October 12, 2001 to shareholders of record on October 2, 2001. The fourth distribution was for $.10 per share and was paid on January 15, 2002 to shareholders of record on January 2, 2002.

     NO PRESENT INTENTION TO DISSOLVE. As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company's intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Company's Board of Directors possesses the discretion to (i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company's Board of Directors determines that it is in the Company's best interest to dispose of such investments, (ii) sell such First Mortgage Loans or real property on or about any proposed dissolution date, in which case the sale proceeds in excess of monies owed by the Company to its creditors would be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor (defined below) will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

     QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST. The Company has qualified for real estate investment trust ("REIT") status for all tax years since its inception, and management and the Company's Board of Directors believes that the Company has completed the necessary steps to permit the Company to continue, if it so chooses, REIT status for the tax year ended December 31, 2001. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) qualified dividends paid to its shareholders. See Item 6 - Management's Discussion and Analysis or Plan of Operation.

     Generally, if the Company is to maintain its REIT status, it must meet a series of qualifications including: (i) restrict its investments principally to assets that produce interest from mortgage loans collateralized by real estate or which produce real property rental income; (ii) pay out at least 90% of its taxable income (excluding capital gains) to its shareholders; (iii) pay taxes at corporate tax rates on capital gains or distribute capital gains as dividends to its shareholders; (iv) hold less than 10% of the voting securities of any single issuer; and (v) have an independent manager or advisor for its assets. If the Company fails to maintain its status as a REIT, the Company would not be entitled to deduct from its federal taxable income dividends paid to shareholders.

     INVESTMENT OBJECTIVES AND CRITERIA. In evaluating potential investments, the Company has historically considered such factors as: (i) the borrower's cash investment in the real property securing the First Mortgage Loan; (ii) the loan-to-value ratio of the First Mortgage Loan; (iii) the maturity date of the First Mortgage Loan; (iv) the appraised value, if any, or past purchase prices of the real property securing the First Mortgage Loan; (v) the existence, if any, of significant debt junior to the first lien; (vi) the potential that the real property will appreciate in value; (vii) the identity, financial strength and payment history, if any, of the borrower under the First Mortgage Loan;
(viii) the growth, tax and regulatory environment of the communities in which the properties are or will be located; (ix) the location and condition of the real property; (x) the supply of, and demand for, properties of similar type in the vicinity; (xi) the prospects for liquidity through the sale or foreclosure of the real property; and (xii) such other factors that become relevant in the course of the Company's evaluation process.

     The Company's historical investment objective was to locate First Mortgage Loans that satisfied the foregoing investment criteria. Due to generally poor economic conditions in Arizona and in metropolitan Phoenix during the early 1990s, the Company did not acquire any additional First Mortgage Loans from 1989 until 1998 (other than refinancings or restructuring of existing First Mortgage Loans). The Company acquired one First Mortgage Loan identified in Note 4 to the Financial Statements as loan 22 in 1999. The Company did not acquire any new First Mortgage Loans in 2001.

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

     The Company has agreed to pay the Advisor a servicing fee for servicing the Company's First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company's mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2001 and 2000, the Company paid the Advisor a servicing fee of approximately $24,000 and $30,000, respectively.

     The Company also agreed to pay the Advisor a management fee for aiding the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders' cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and will equal 30% of the Company's available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 2001 or 2000.

     The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company's First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 2001 or 2000.

     2001 TRANSACTIONS AND LOAN MODIFICATIONS. Set forth below is information concerning the transactions and modifications that affect the First Mortgage Loans and which occurred during 2001. The mortgage loan numbers referred to below are identifiers for those loans on the books and records of the Company. Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988 and in Notes 4 and 5 to the Company's financial statements set forth in Item 7 hereof.

     2001 LAND SALES. The Company did not have any land sales during the 2001 fiscal year.

     On July 25, 2001, the Company received payment in full on mortgage receivable Loan No. 21 of approximately $2,000,000. This collection was in addition to periodic collections of principal on other notes.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's principal offices are located at the offices of Peacock, Hislop, Staley and Given ("PHS&G"), 2999 North 44th Street, Suite 100, Phoenix, Arizona, 85018. Messrs. Peacock, Hislop, Staley and Given are officers and/or directors of the Company, and Messrs. Peacock, Hislop and Staley are the shareholders of ALI Advisor, Inc. The Company does not pay for the use of PHS&G's facilities.

     Information regarding the status of real property acquired by the Company pursuant to the foreclosure of certain First Mortgage Loans is set forth in Note 5 to the Company's Financial Statements contained in Item 7.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY.

     Barry W. Peacock, age 64, has served as the Company's President since its inception in 1988. Mr. Peacock is Chairman of the Board of PHS&G, a position he has held since the inception of that company in June 1989. Mr. Peacock served as a senior executive with YSP from 1964 until June 1989, and most recently as Managing Director-Municipal Bonds.

     Larry P. Staley, age 59, has served as the Company's Vice President since its inception in 1988. Mr. Staley is Vice Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP, where he was employed from 1973 until he joined PHS&G in 1989.

     David W. Miller, age 53, has served as Secretary of the Company since his election to such office on September 22, 1988. Mr. Miller has served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G in 1989.

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

     The Company's Class A Common Stock is listed for trading on the American Stock Exchange ("AMEX"). As of March 15, 2002, there were approximately 50 holders of record of the Class A Common Stock. In the Company's estimation, based upon information available to the Company, there are approximately 500 beneficial owners of the Company's Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 15, 2002 was $5.50 per share. The following table sets forth the high and low closing prices on AMEX of the Class A Common Stock for each quarterly period in 2000 and 2001 and the cash distributions paid per share of Class A Common Stock for such periods.

     On March 15, 1994, the Company's Board of Directors authorized the repurchase of shares of the Company's Class A Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 667,325 shares of Class A Common Stock. The Company intends to continue to periodically make open market purchases of its Class A Common Stock. During the 2001 fiscal year, 103,805 shares were repurchased.

                                                   DIVIDENDS/DISTRIBUTIONS
                                                    DECLARED PER SHARE OF
CALENDAR QUARTER            HIGH      LOW        CLASS A COMMON STOCK (1)(2)
----------------            ----      ---        ---------------------------
2000
  First Quarter            4 3/4     4                      0.10
  Second Quarter           4 3/4     4 1/16                 0.60
  Third Quarter            4 1/2     3 3/4                  0.10
  Fourth Quarter           4 7/8     4 1/16                 0.10
2001
  First Quarter            5.375     4.688                  0.10
  Second Quarter           5.10      4.65                   0.10
  Third Quarter            5.90      4.80                   1.00
  Fourth Quarter           4.90      4.45                   0.10

----------
(1)  See Note 7 to the financial statements included in Item 7.
(2) The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During 2001, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 11, 2001 to shareholders of record on April 2, 2001. The second distribution was for $.10 per share and was paid on July 12, 2001 to shareholders of record on June 29, 2001. The third distribution was for $1.00 per share and was paid on October 12, 2001 to shareholders of record on October 2, 2001. The fourth distribution was for $.10 per share and was paid on January 15, 2002 to shareholders of record on January 2, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001 vs. 2000. The Company had net income of approximately $498,000 or $.25 per share of Class A Common Stock, for the year ended December 31, 2001, compared to net income of approximately $530,000 or $.25 per share of Class A Common Stock, for the year ended December 31, 2000. The decrease in the net income for the year ended December 31, 2001 is primarily attributable to the decrease in income from interest earned on trading securities. Interest income from First Mortgage Loans increased to approximately $588,400 in 2001 from approximately $561,900 in 2000. Gain on the sale of property decreased from approximately $7,800 in 2000 due to a lack of land sales in 2001.

     The Company had other income of approximately $12,000 in both 2001 and 2000. The other income received by the Company is primarily attributable to lease rentals on land received by the Company through foreclosure actions.

     The Company's expenses increased in the aggregate to approximately $145,000 in 2001 compared to approximately $135,000 in 2000. This increase of $10,000 is primarily attributable to the increase in professional services from approximately $35,000 in 2000 to approximately $46,000 in 2001.

     The Company did not record any loan loss reserves or land write-downs in 2001 or 2000.

     Net cash used in operating activities was approximately $378,000 in 2001 as compared to net cash provided by operating activities of approximately $528,000 in 2000. Net cash provided by investing activities in 2001 and 2000 was approximately $1,909,000 and $2,150,000, respectively. Net cash used in financing activities in 2001 and 2000 was approximately $3,042,000 and $3,046,000, respectively.

OUTLOOK

FORWARD-LOOKING STATEMENTS. The following discussion contains statements about future events, expectations, risks and uncertainties that constitute forward-looking statements. Forward-looking statements are based on management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words "believe," "may," "will," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "strive" or similar words, or the negative of these words, identify forward-looking statements. The Company qualifies any forward-looking statements entirely by these cautionary factors.

     REAL ESTATE INVESTMENT OUTLOOK. Refinancing of the loan or sale of the underlying real property serves as a principal method for borrowers to repay mortgage loans on unimproved real property such as the Company's First Mortgage Loans. In Arizona in general, and in metropolitan Phoenix in particular, a number of factors combined to negatively impact borrowers' ability to refinance their loans on unimproved real property or sell the underlying property during the early 1990s. First, the shortage of available financing for real estate development and improvement reduced the demand for unimproved real property, causing a lack of liquidity in the market for unimproved property. Second, real estate values in metropolitan Phoenix had been in decline and only began to stabilize in the middle to late 1990s. Third, the lack of liquidity and decline in values resulted in a large number of defaults on mortgage loans on unimproved real property. In turn, this resulted in the acquisition of large real estate portfolios by Arizona financial institutions. These financial institutions, some of which were under government supervision, contributed to the illiquidity in the market by holding their portfolios for extended periods of time.

     The Company believes these and other factors have negatively impacted borrowers' ability to pay on their First Mortgage Loans. Because interest payments on First Mortgage Loans constitute the Company's primary source of income, borrowers' failure to pay on their First Mortgage Loans have had a significant adverse impact on the Company's operating results. In appropriate circumstances, the Company has modified a First Mortgage Loan at the request of the borrower. These modifications have included the deferral by the Company of principal due, the deferral of interest and, in certain instances, a decrease in the interest rate paid by the borrower. In other circumstances, the Company has instituted foreclosure and other legal proceedings to protect its interest in the First Mortgage Loan and the underlying property. As a result, the Company now owns and has sold a number of properties. See Notes 4 and 5 to the financial statements, included in Item 7 for additional information concerning the Company's First Mortgage Loans and for information regarding land held for sale. The Company has not identified any opportunities to make new loans; therefore, in the event of a loan maturity or sale of property, the Company currently intends to distribute the proceeds, beyond what is needed for day-to-day operations of the Company, to its shareholders.

     POTENTIAL DISSOLUTION. As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company's intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Company's Board of Directors possesses the discretion to
(i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company's Board of Directors determines that it is in the Company's best interest to dispose of such investments, (ii) sell such First Mortgage Loans or real property on or about any proposed dissolution date, in which case the sale proceeds in excess of monies owed by the Company to creditors would be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

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

DIVIDENDS

     In 2001, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 11, 2001 to shareholders of record on April 2, 2001. The second distribution was for $.10 per share and was paid on July 12, 2001 to shareholders of record on June 29, 2001. The third distribution was for $1.00 per share and was paid on October 12, 2001 to shareholders of record on October 2, 2001. The fourth distribution was for $.10 per share and was paid on January 15, 2002 to shareholders of record on January 2, 2002.

     In 2000, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 14, 2000 to shareholders of record on April 4, 2000. The second distribution was for $.60 per share and was paid on July 14, 2000 to shareholders of record on June 30, 2000. The third distribution was for $.10 per share and was paid on October 16, 2000 to shareholders of record on October 2, 2000. The fourth distribution was for $.10 per share and was paid on January 15, 2001 to shareholders of record on December 29, 2000.

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

ITEM 7.  FINANCIAL STATEMENTS

                                     INDEX

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                       9

Financial Statements-

  Balance Sheet - December 31, 2001                                           10

  Statements of Operations - For the Years Ended
    December 31, 2001 and 2000                                                11

  Statements of Stockholders' Equity - For the Years Ended
    December 31, 2001 and 2000                                                12

  Statements of Cash Flows - For the Years Ended
    December 31, 2001 and 2000                                                13

Notes to Financial Statements - December 31, 2001 and 2000                    14



        Certain schedules are omitted as the information is not required or already included in the notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Arizona Land Income Corporation:

We have audited the accompanying balance sheet of Arizona Land Income Corporation (an Arizona corporation) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                   ARTHUR ANDERSEN LLP

Phoenix, Arizona
March 25, 2002

                         ARIZONA LAND INCOME CORPORATION

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS

ASSETS:
  Cash and cash equivalents                                        $     27,306
                                                                   ------------
  Investments-
    Trading securities                                                  996,551
    Accrued interest receivable                                         162,424
    Mortgage notes receivable                                         3,170,798
    Investment in partnership                                           346,833
    Land held for sale                                                3,135,089
    Less - reserve for losses on land                                  (590,898)
                                                                   ------------
        Total investments, net                                        7,220,797
                                                                   ------------
        Total assets                                               $  7,248,103
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and other liabilities                           $     13,127
  Accrued property taxes                                                  2,305
  Dividends payable                                                     194,268
                                                                   ------------
        Total liabilities                                               209,700
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Class A common stock, $.10 stated value, 10,000,000 shares
    authorized, 1,942,675 shares issued and outstanding                 194,267
  Class B common stock, $.10 stated value, 10,000 shares
    authorized, 100 shares issued and outstanding                            10
  Additional paid-in capital                                         21,986,289
  Distributions in excess of earnings                               (15,142,163)
                                                                   ------------
      Total stockholders' equity                                      7,038,403
                                                                   ------------
      Total liabilities and stockholders' equity                   $  7,248,103
                                                                   ============

       The accompanying notes are an integral part of this balance sheet.

                         ARIZONA LAND INCOME CORPORATION

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                       2001             2000
                                                   -----------      -----------
REVENUES:
  Interest on mortgages                            $   588,375      $   561,864
  Interest on trading securities                        55,973           93,025
  Loss from investment in partnership                  (13,629)          (9,876)
  Other income                                          12,000           12,000
                                                   -----------      -----------
      Total revenues                                   642,719          657,013
                                                   -----------      -----------
EXPENSES:
  Property taxes                                        12,500           10,000
  Professional services                                 45,851           34,957
  Advisory fees to related party                        24,363           29,927
  Administration and general                            39,925           37,099
  Directors' fees                                       22,400           22,578
                                                   -----------      -----------
      Total expenses                                   145,039          134,561
                                                   -----------      -----------

INCOME BEFORE GAIN ON SALE OF PROPERTIES               497,680          522,452

GAIN ON SALE OF PROPERTIES, net                             --            7,795
                                                   -----------      -----------
      Net income                                   $   497,680      $   530,247
                                                   ===========      ===========
INCOME PER COMMON SHARE                            $       .25      $       .25
                                                   ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 1,954,762        2,136,453
                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                           Common Stock               Additional       Distributions         Total
                                   ----------------------------        Paid-in           in Excess       Stockholders'
                                      Shares          Amount           Capital          of Earnings          Equity
                                   ------------    ------------      ------------      ------------      ------------
BALANCE, December 31, 1999            2,308,580    $    230,858      $ 23,551,348      $(11,722,561)     $ 12,059,645
  Repurchase of Class A
    common stock                       (262,000)        (26,200)       (1,069,010)               --        (1,095,210)
  Dividends declared                         --              --                --        (1,922,052)       (1,922,052)
  Net income                                 --              --                --           530,247           530,247
                                   ------------    ------------      ------------      ------------      ------------
BALANCE, December 31, 2000            2,046,580         204,658        22,482,338       (13,114,366)        9,572,630
  Repurchase of Class A
    common stock                       (103,805)        (10,381)         (496,049)               --          (506,430)
  Dividends declared                         --              --                --        (2,525,477)       (2,525,477)
  Net income                                 --              --                --           497,680           497,680
                                   ------------    ------------      ------------      ------------      ------------
BALANCE, December 31, 2001            1,942,775    $    194,277      $ 21,986,289      $(15,142,163)     $  7,038,403
                                   ============    ============      ============      ============      ============

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                    2001            2000
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $    497,680    $    530,247
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities-
      Gain on sale of properties                                                          --          (7,795)
      Loss from investment in partnership                                             13,629           9,876
      Changes in certain assets and liabilities affecting
        operating activities-
          Increase in trading securities                                            (996,551)             --
          Decrease in accrued interest receivable                                    112,421           7,561
          Decrease in accounts payable and other liabilities                          (3,268)         (9,033)
          Decrease in accrued property taxes                                          (2,092)         (3,274)
                                                                                ------------    ------------
              Net cash (used in) provided by operating activities                   (378,181)        527,582
                                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under mortgage notes receivable                      1,945,839       2,142,168
  Proceeds from sales of properties                                                       --          15,628
  Additional investment in partnership                                               (36,800)         (8,000)
                                                                                ------------    ------------
              Net cash provided by investing activities                            1,909,039       2,149,796
                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                            (2,535,856)     (1,950,872)
  Repurchase of Class A common stock                                                (506,430)     (1,095,210)
                                                                                ------------    ------------
              Net cash used in financing activities                               (3,042,286)     (3,046,082)
                                                                                ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,511,428)       (368,704)

CASH AND CASH EQUIVALENTS, beginning of year                                       1,538,734       1,907,438
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                          $     27,306    $  1,538,734
                                                                                ============    ============
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  New mortgages related to sales of properties                                  $         --    $     11,241
  Dividends declared in excess of dividends paid                                $    194,268    $    204,648

        The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


(1)  ORGANIZATION AND OPERATIONS:

Arizona Land Income Corporation (the Company) was incorporated in the State of Arizona on March 10, 1988 as a wholly owned subsidiary of YSP Holdings, Inc. and completed an initial public offering on June 13, 1988. The net proceeds of the initial public offering of $25,808,600 were used to acquire and originate mortgage loans secured by unimproved real property located primarily in the Phoenix metropolitan area. The Company has two classes of common stock, Class A and Class B. The Class A shares are listed for trading on the American Stock Exchange.

The current capitalization of the Company and minimal cash flow requirements afford the Company the ability to hold the properties and to finance future sales with a cash downpayment and terms.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

Investments with an original maturity of less than 90 days when purchased are considered cash equivalents.

TRADING SECURITIES

U.S. Treasury Notes with original maturity of 120 days are classified as trading securities upon acquisition and recorded at fair value. Unrealized gains and losses are included in interest on trading securities in the accompanying statements of operations.

MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable are presented at their unpaid principal balances in the accompanying balance sheet. It is the Company's policy to discontinue the accrual of interest for notes in default as of the default date. In management's opinion, mortgage notes receivable are stated at amounts not in excess of net realizable value.

INVESTMENT IN PARTNERSHIP

The Company has a 19.46% limited partnership interest in Pinnacle Peak Office/Resort Investors. The Company accounts for this investment under the equity method. The Company recorded a loss of $13,629 in 2001 and a loss of $9,876 in 2000, related to this investment, did not receive any return on capital during 2001 and 2000 and invested an additional $36,800 in 2001 and $8,000 in 2000.

REVENUE RECOGNITION

Revenue from land sales is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, when the parties to the sale are bound by the terms of a contract, an adequate downpayment is received, a reasonable likelihood exists that any related receivable will be collected and all conditions precedent to the closing have been performed.

Interest income from mortgage notes receivable is recognized using the interest (actuarial) method. Accrual of interest income on mortgage notes receivables is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan becomes contractually current, and past-due interest income is recognized at that time. In addition, a detailed review of commercial loans will cause earlier suspension if collection is doubtful.

INCOME TAXES AND REIT STATUS

The Company has elected treatment as a real estate investment trust (REIT) under Internal Revenue Code (IRC) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct certain qualifying distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 95% of the REIT's taxable income for all tax years beginning before January 1, 2001. For tax years beginning January 1, 2001 and thereafter, the distribution deduction must be at least 90% of the REIT's taxable income. For all years presented, the Company has met the 95% distribution requirement.

For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. For example in 2000, the Company recognized gain on the sales of properties for financial reporting purposes which is in excess of the current taxable amount from the sales. As a result of these differences, taxable income totaled approximately $511,000 and $530,000 for 2001 and 2000, respectively, before deductions for dividends paid. Net operating losses for federal income tax purposes available to offset future taxable income totaled approximately $2.24 million at December 31, 2001, and expire through the year ending 2010. Capital loss carryforwards total approximately $216,000 and will expire if unused through the year ending 2006.

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

LONG-LIVED ASSETS

SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, is utilized to determine if writedowns are required related to land held for sale. SFAS No. 121 requires the Company to recognize impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 138), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company was required to adopt SFAS No. 133, as amended, on January 1, 2001. The adoption of this statement on January 1, 2001 did not have an impact on the financial statements or results of operations.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). Management does not believe the adoption of this statement will have a material impact on the operations or financial condition of the Company.

(3)  CONCENTRATIONS OF CREDIT RISK:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of treasury securities and mortgage notes receivable.

The Company's treasury securities are placed with a major bank. The Company's investment policy limits its exposure to concentrations of credit risk.

The Company's mortgage notes receivable result primarily from the sale of property to a broad base of borrowers although several loans are a significant portion of total assets (see Note 4).

(4)  MORTGAGE NOTES RECEIVABLE:

Management determines the rate and related terms on its individual mortgage notes receivable based on the underlying collateral, the quality of the borrower, and the down payment received. The majority of the mortgage notes receivable outstanding at December 31, 2001, were originated within the last 1-8 years, and in management's opinion, the factors used to determine the rates and related terms have not changed significantly. Given the varying structures and payment terms, management believes that the fair market values of the mortgage notes receivable approximate their carrying amounts when compared to mortgage notes receivable with similar risk profiles, structures and payment terms. As of December 31, 2001, all loans are current, except as described below, and all noncurrent loans are stated at amounts not in excess of the net realizable value of the collateral securing the loans. Therefore, no additional adjustment for impairment is necessary.

Mortgage notes receivable consist of the following at December 31, 2001:

                                                                                                   The Company's
                                                                                                   Participation
                                                                                                   Interest as a     The Company's
  Original                                      Stated       Final                                  % of Current   Participation at
    Loan       Collateral, Property            Interest    Maturity                                   Principal      December 31,
   Number       Location and Size                Rate        Date       Periodic Payment Terms         Balance            2001
   ------       -----------------                ----        ----       ----------------------         -------            ----
    3-1     635 acres - Section 9, Township       8%       02/05/11    Annual interest payments            80%        $  853,285
            6 South Range 3 East of the                                through February 2001,
            Gila and Salt River Base and                               then annual principal and
            Meridian - Pinal County,                                   interest payments of
            Arizona                                                    $158,955 through maturity.
                                                                       The loan is in default and
                                                                       management has initiated
                                                                       foreclosure proceedings.
                                                                       Management believes loan
                                                                       is fully collateralized.

      6     27 lots in Hidden Valley Ranch,   9% - 12.3%   07/01/05    Multiple borrowers (26) -        86.47%            38,921
            Pinal County, Arizona. 12                                  monthly payments of
            parcels in either Bellflower                               principal and interest
            Ranch or Butterfield Ranch -                               of varying payment amounts.
            Cochise County, Arizona.                                   Approximately $14,000 of
                                                                       these loans are late or
                                                                       in default but are fully
                                                                       collateralized.

     16     20 acres - West side of               9%       09/12/02    Annual payments of                 100%           188,619
            I-17; approximately                                        principal and interest
            2-3/4 miles north of                                       of $20,583 through
            Happy Valley Road -                                        September 12, 2001.
            Maricopa County,                                           Balloon payment
            Arizona                                                    consisting of unpaid
                                                                       principal plus accrued
                                                                       interest due September 12,
                                                                       2002. Loan is current.

   17-3     2.11 acres (Lots 4 and                8%       04/15/08    Monthly payments of                100%            60,470
            5, Phoenix International                                   principal and interest
            Science Center) I-17 and                                   of $993. Loan was paid
            Deer Valley Road,                                          in full in January 2002.
            Phoenix, Arizona.

     18     153.63 acres - Southwest              7%       03/27/10    Annual payments of                 100%         1,654,503
            corner of Pecos Road                                       principal and interest
            and Val Vista Drive -                                      of $144,258 through
            Maricopa County,                                           March 27, 2009.  Balloon
            Arizona.                                                   payment consisting of
                                                                       unpaid principal plus
                                                                       accrued interest due
                                                                       March 27, 2010. Loan
                                                                       was paid in full in
                                                                       January 2002.

     22     9.9 acres - Northwest               11.5%      12/15/01    Loan was renewed to mature          50%           375,000
            corner of Brookside                                        on March 15, 2002.  The
            Lane and Bell Road -                                       borrower is currently
            Surprise, Arizona                                          negotiating to extend the
                                                                       final maturity to September
                                                                       15, 2002. Monthly interest
                                                                       payments continue to be
                                                                       received by the Company and
                                                                       management believes the
                                                                       loan is fully collateralized.
                                                                                                                      ----------
                                                                                                                      $3,170,798
                                                                                                                      ==========

Scheduled principal repayments of mortgage notes receivable, adjusted to reflect the advance repayments in January 2002 on loans 17-3 and 18, at December 31, 2001, are as follows:

     Year                                Amount
     ----                             -----------

     2002                             $ 2,347,546
     2003                                  73,614
     2004                                  78,703
     2005                                  83,068
     2006                                  80,135
     Thereafter                           507,732
                                      -----------
                                      $ 3,170,798
                                      ===========

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

The following land is owned by the Company at December 31:

Original                                                        The Company's
  Loan                                                          Participation
 Number      Collateral, Property, Location and Size               Interest              2001
 ------      ---------------------------------------               --------          -----------
   6         354.5 acres - Southwest corner of Warner               86.47%           $ 3,079,199
             and Sossaman Roads - Maricopa County,
             Arizona

  17         .01 acres - Southwest corner of I-17 and
             Deer Valley Road - Phoenix, Arizona                      100%                55,890
                                                                                     -----------
                                                                                     $ 3,135,089
                                                                                     ===========

The reserve for losses of $590,898 at December 31, 2001, relates to original loan 6. These reserves are absorbed as the specific land sales occur. Reserve of $27,871 was absorbed in conjunction with land sales during 2000. No additional reserves were provided in 2001 or 2000.

(6)  RELATED PARTY TRANSACTIONS:

The Company is a party to the following agreements with affiliates who share common management and directors with the Company:

   Affiliate                                    Agreement
-----------------       --------------------------------------------------------
ALI Advisor, Inc.       Advisory fees of 30% of available cash, as defined, will
                        be paid in any quarter when the cumulative return to investors is in excess of 12.7%. A servicing fee for servicing loans of 1/16 of 1% of total assets, as defined, will be paid quarterly. In addition, certain other overhead expenses will also be paid.

PHS Mortgage, Inc.      All loans made after the  initial  purchase  at June 13,
                        1988, have been originated by the mortgage company and origination fees were paid by the borrowers.

Peacock, Hislop,        The  Company   utilizes  PHS&G  on  certain   investment
Staley & Given          transactions involving excess cash. No fees are paid for
(PHS&G)                 such services.

(7)  DIVIDENDS:

Distributions related to Class A dividends for 2001 are as follows:

                                                    Amount
Date Declared      Record Date      Date Paid      Per Share      Total Amount
-------------      -----------      ---------      ---------      ------------
  03/20/01           04/02/01        04/11/01        $ .10        $    194,267
  06/08/01           06/29/01        07/12/01          .10             194,267
  09/19/01           10/02/01        10/12/01         1.00           1,942,675
  12/13/01           01/02/02        01/15/02          .10             194,268
                                                     -----        ------------
                                                     $1.30        $  2,525,477
                                                     =====        ============

Approximately 20% of the dividends per share in 2001 represent distributions of ordinary taxable income. The remainder represented a return of capital or capital gain income.

Distributions related to Class A dividends for 2000 were as follows:

                                                    Amount
Date Declared      Record Date      Date Paid      Per Share      Total Amount
-------------      -----------      ---------      ---------      ------------
  03/08/00           04/04/00        04/14/00        $ .10        $    214,308
  06/13/00           06/30/00        07/14/00          .60           1,296,168
  09/22/00           10/02/00        10/16/00          .10             206,928
  12/15/00           12/29/00        01/15/01          .10             204,648
                                                     -----        ------------
                                                     $ .90        $  1,922,052
                                                     =====        ============

Approximately 28% of the dividends per share in 2000 represent distributions of ordinary taxable income. The remainder represented a return of capital or capital gain income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

     The information required by this Part III will be provided in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2001, and is incorporated herein by reference to the following extent:

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information responsive to this item is incorporated herein by reference to the "Information Concerning Directors and Nominees" section contained in the Company's definitive Proxy Statement. With the exception of the foregoing information and other information specifically incorporated by reference into this report on Form 10-KSB, the Company's Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at Part I of this Report.

ITEM 10. EXECUTIVE COMPENSATION.

     The Company did not compensate its executive officers for their services in the fiscal year ending December 31, 2001. Additional information responsive to this item is incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning the Class A Common Stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information responsive to this item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II of this Form 10-KSB.

Financial Statements

                                                                  Page or Method
                                                                     of Filing
                                                                  --------------
Report of Independent Public Accountants                              Page 9
Financial Statements:
  Balance Sheet - December 31, 2001                                   Page 10
  Statements of Operations - For the Years Ended
   December 31, 2001 and 2000                                         Page 11
  Statements of Stockholders' Equity - For the Years
   Ended December 31, 2001 and 2000                                   Page 12
  Statements of Cash Flows - For the Years Ended
   December 31, 2001 and 2000                                         Page 13
  Notes to Financial Statements - December 31, 2001 and 2000          Page 14

(a)  Exhibits.

Exhibit                                                                                          Page or Method
Number          Description                                                                        of Filing
------          -----------                                                                        ---------
  3-A           Articles of Incorporation of the Company, as amended.           Incorporated by Reference to Exhibit 3-A to
                                                                                Amendment No. 3 to S-18 No. 33-20625.

  3-B           Bylaws of the Company, as amended.                              Incorporated by Reference to Exhibit 3-B to
                                                                                Amendment No. 3 to S-18 No. 33-20625.

 10-A           June 13, 1988 Advisory and Servicing Agreement between          Incorporated by Reference to Exhibit 10-A to the
                ALI Advisor, Inc. and the Company.                              Company's Annual Report on Form 10-K for the year
                                                                                ended December 31, 1998

 10-B           January 17, 1989 Stock Purchase and Sale Agreement              Incorporated by Reference to the Company's Report
                between Young, Smith & Peacock Holdings, Inc.,                  on Form 8-K dated January 30, 1989
                Young, Smith & Peacock, Inc., Barry W. Peacock,
                Thomas R. Hislop and Larry P. Staley.

Exhibit                                                                                          Page or Method
Number          Description                                                                        of Filing
------          -----------                                                                        ---------
 10-C           Modification of Loan Document dated July 21, 1990,              Incorporated by Reference to Exhibit 10-E to the
                between ALI Advisor, Inc. and Pinnacle Peak                     Company's Annual Report on Form 10-K for the year
                Office/Resort Investors Limited Partnership, an                 ended December 31, 1990 ( "1990 Form 10-K")
                Arizona limited partnership (Loan 1).

 10-D           Modification of Loan Documents dated July 1, 1990,              Incorporated by Reference to Exhibit 10-F to the
                between ALI Advisor, Inc. and North Scottsdale                  1990 Form 10-K
                Horseman's Park Limited Partnership III, an
                Arizona limited partnership (Loan 5b).

10-E(1)         Indemnification Agreement dated May 12, 1992                    Incorporated by Reference to Exhibit 10-L to the
                between Arizona Land Income Corporation and Robert              Company's Annual Report on Form 10-K for the year
                Blackwell.                                                      ended December 31, 1993

10-E(2)         Indemnification Agreement dated October 1, 1991                 Incorporated by Reference to the Company's Annual
                between Arizona Land Income Corporation and Burton              Report on Form 10-K for the year ended
                Freireich.                                                      December 31, 1994

24              Powers of Attorney                                              See Signature page

99              Representation of Arthur Andersen LLP                           filed herewith

(b)  Reports on Form 8-K

     During the last quarter of 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2002.

                                  ARIZONA LAND INCOME CORPORATION

                                  By: /s/ Thomas R. Hislop
                                      ------------------------------------------
                                      Thomas R. Hislop
                                      Vice President and Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Barry W. Peacock, Thomas R. Hislop and Larry P. Staley, and any of them (with full power to each of them to act alone), as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                   Title                       Date
---------                                   -----                       ----

/s/ Barry W. Peacock              President                       March 28, 2002
---------------------------
Barry W. Peacock

/s/ Thomas R. Hislop              Chairman of the Board,          March 28, 2002
---------------------------       Vice President, Treasurer,
Thomas R. Hislop                  Chief Executive Officer
                                  and Chief Financial Officer

/s/ Larry P. Staley               Vice President                  March 28, 2002
---------------------------
Larry P. Staley

/s/ Robert Blackwell              Unaffiliated Director           March 28, 2002
---------------------------
Robert Blackwell

/s/ Burton P. Freireich           Unaffiliated Director           March 28, 2002
---------------------------
Burton P. Freireich

Exhibit                                                                                          Page or Method
Number          Description                                                                        of Filing
------          -----------                                                                        ---------
  3-A           Articles of Incorporation of the Company, as amended.           Incorporated by Reference to Exhibit 3-A to
                                                                                Amendment No. 3 to S-18 No. 33-20625.

  3-B           Bylaws of the Company, as amended.                              Incorporated by Reference to Exhibit 3-B to
                                                                                Amendment No. 3 to S-18 No. 33-20625.

 10-A           June 13, 1988 Advisory and Servicing Agreement between          Incorporated by Reference to Exhibit 10-A to the
                ALI Advisor, Inc. and the Company.                              Company's Annual Report on Form 10-K for the year
                                                                                ended December 31, 1998

 10-B           January 17, 1989 Stock Purchase and Sale Agreement              Incorporated by Reference to the Company's Report
                between Young, Smith & Peacock Holdings, Inc.,                  on Form 8-K dated January 30, 1989
                Young, Smith & Peacock, Inc., Barry W. Peacock,
                Thomas R. Hislop and Larry P. Staley.

 10-C           Modification of Loan Document dated July 21, 1990,              Incorporated by Reference to Exhibit 10-E to the
                between ALI Advisor, Inc. and Pinnacle Peak                     Company's Annual Report on Form 10-K for the year
                Office/Resort Investors Limited Partnership, an                 ended December 31, 1990 ( "1990 Form 10-K")
                Arizona limited partnership (Loan 1).

 10-D           Modification of Loan Documents dated July 1, 1990,              Incorporated by Reference to Exhibit 10-F to the
                between ALI Advisor, Inc. and North Scottsdale                  1990 Form 10-K
                Horseman's Park Limited Partnership III, an
                Arizona limited partnership (Loan 5b).

10-E(1)         Indemnification Agreement dated May 12, 1992                    Incorporated by Reference to Exhibit 10-L to the
                between Arizona Land Income Corporation and Robert              Company's Annual Report on Form 10-K for the year
                Blackwell.                                                      ended December 31, 1993

10-E(2)         Indemnification Agreement dated October 1, 1991                 Incorporated by Reference to the Company's Annual
                between Arizona Land Income Corporation and Burton              Report on Form 10-K for the year ended
                Freireich.                                                      December 31, 1994

24              Powers of Attorney                                              See Signature page

99              Representation of Arthur Andersen LLP                           filed herewith