Form 10QSB
period 2002-03-31
ARIZONA LAND INCOME CORP
filed 2002-05-15
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

     As of May 13, 2002, there were 1,942,675 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                         ARIZONA LAND INCOME CORPORATION
                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

Part I

Item 1.  Financial Statements ..............................................   3

Item 2.  Management's Discussion and Analysis or Plan of Operation .........   7

Part II

Item 6.  Exhibits and Reports on Form 8-K ..................................   8

Signatures .................................................................   8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

                                                 March 31, 2002    December 31,
                                                  (Unaudited)          2001
                                                  ------------     ------------
Assets
  Cash and temporary investments                  $  2,600,901     $     27,306
                                                  ------------     ------------
  Investments -
  Trading securities                                        --          996,551
  Accrued interest receivable                           99,479          162,424
  Mortgages receivable                               1,454,248        3,170,798
  Investment in partnership                            346,833          346,833
  Land held for sale                                 3,135,089        3,135,089
                                                  ------------     ------------
                                                     5,035,649        6,815,144
  Less - Reserve for losses                           (590,898)        (590,898)
                                                  ------------     ------------
       Total investments, net                        4,444,751        6,224,246
                                                  ------------     ------------
  Total assets                                    $  7,045,652     $  7,248,103
                                                  ============     ============

Liabilities
  Accounts payable and other liabilities          $     12,236     $     13,127
  Accrued property taxes                                 4,805            2,305
  Dividends payable                                    971,338          194,268
                                                  ------------     ------------

  Total liabilities                                    988,379          209,700
                                                  ------------     ------------

Stockholders' Equity
  Common stock-Class A                                 194,267          194,267
  Common stock-Class B                                      10               10
  Additional paid-in capital                        21,986,289       21,986,289
  Distributions in excess of income                (16,123,293)     (15,142,163)
                                                  ------------     ------------

  Total stockholders' equity                         6,057,273        7,038,403
                                                  ------------     ------------

  Total liabilities and stockholders' equity      $  7,045,652     $  7,248,103
                                                  ============     ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                     Three months ended   Three months ended
                                       March 31, 2002       March 31, 2001
                                       --------------       --------------
Income
  Interest on mortgages                  $    36,805          $   124,190
  Interest on temporary investments            8,476               19,285
  Farm lease income                            3,000                3,000
                                         -----------          -----------

  Total income                                48,281              146,475
                                         -----------          -----------

Expenses
  Professional services                       17,927               24,004
  Advisory fees                                4,900                6,493
  Administration and general                  26,946               13,842
  Directors' fees                              5,800                5,800
  Property taxes                               2,500                2,500
                                         -----------          -----------

  Total expenses                              58,073               52,639
                                         -----------          -----------

  Net (loss) income                      $    (9,792)         $    93,836
                                         ===========          ===========

Earnings per common share                $     (0.01)         $      0.05
Dividends declared per share             $      0.50          $      0.10
Weighted average number of shares
  of common stock outstanding              1,942,675            1,979,389


The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                          Three months ended    Three months ended
                                                            March 31, 2002        March 31, 2001
                                                            --------------        --------------
Cash Flows from operating activities:

  Net (loss) income                                           $    (9,792)          $    93,836
  Adjustments to reconcile net income to net cash
   provided by operating activities-
    Decrease in trading securities                                996,551                    --
    Decrease in accrued interest receivable                        62,945               190,653
    Decrease in accounts payable and other liabilities              1,609                  (335)
                                                              -----------           -----------

    Net cash provided by operating activities                   1,051,313               284,154
                                                              -----------           -----------
Cash flows from investing activities:

  Principal payments received under mortgages                   1,716,550                96,361
                                                              -----------           -----------
    Net cash provided by investing activities                   1,716,550                96,361
                                                              -----------           -----------
Cash flows from financing activities:

  Payments of dividends                                          (194,268)             (204,647)
  Repurchase of Class A Common Stock                                   --              (506,430)
                                                              -----------           -----------

    Net cash used for financing activities                       (194,268)             (711,077)
                                                              -----------           -----------

Increase in cash and temporary investments                      2,573,595              (330,562)

  Cash and temporary investments - beginning of period             27,306             1,538,734
                                                              -----------           -----------
  Cash and temporary investments - end of period              $ 2,600,901           $ 1,208,172
                                                              ===========           ===========

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                          Notes to Financial Statements
                                 March 31, 2002


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

Note 2 The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4 In January 2002, the Company received payment in full on mortgage receivable Loan No. 17-3 of approximately $60,000, and on mortgage receivable Loan No. 18 of approximately $1,654,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2002 through March 31, 2002, and January 1, 2001 through March 31, 2001.

     For the quarter ended March 31, 2002, the Company had total income of approximately $48,000 compared to $146,000 for the quarter ended March 31, 2001. This decrease was primarily attributable to a decrease in interest on mortgages from approximately $124,000 to $37,000.

     The Company's expenses for the quarter ended March 31, 2002 were approximately $58,000 compared to $53,000 for the quarter ended March 31, 2001. The Company's administration and general expenses increased to approximately $27,000 for the quarter ended March 31, 2002, compared to $14,000 for the quarter ended March 31, 2001. This increase was primarily attributable to an increase in annual fees charged by the American Stock Exchange of approximately $7,500.

     The Company reported a net loss of approximately $9,800 for the quarter ended March 31, 2002, compared to net income of $94,000 for the quarter ended March 31, 2001.

     For the operating period of January 1, 2002 through March 31, 2002, the Company reported an increase in cash and temporary investments of approximately $1,577,000.

     Adverse market conditions negatively affected real estate values in the metropolitan Phoenix area during the early 1990s resulting in a decline in real estate values and an increase in mortgage defaults. The Phoenix real estate market has improved and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances in this regard. Nonetheless, the Company will continue to vigorously assert any and all of its legal rights in the event of a default.

     In January 2002, the Company received a cash payoff of approximately $60,000 on Loan No. 17-3, and approximately $1,654,000 on Loan No. 18. These collections were in addition to periodic collections of principal on other loans.

     In March 2002, the Company initiated foreclosure proceedings on Loan No. 3-1. Management believes that the loan is fully collateralized.

     On March 20, 2002, the Company declared a $.10 per share regular quarterly dividend and a $.40 per share extraordinary cash distribution with a record date of April 2, 2002, payable on April 16, 2002. During the first quarter of 2002, the Company paid a dividend of $.10 per share with a record date of January 2, 2002, payable January 15, 2002. In order for the Company to maintain its status as a qualified REIT, it must, among other requirements, pay out in the form of dividends at least 95% of its taxable income (excluding capital gains) to shareholders and must pay taxes at corporate tax rates on capital gains or distribute at least 95% of capital gains as dividends to shareholders. If the Company fails to maintain its status as a REIT, the Company would no longer be entitled to deduct from its federal taxable income (and not pay federal taxes on) dividends paid to shareholders.

     Management of the Company believes that funds generated from operations will be sufficient to meet the Company's capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 13, 2002, the Board has not made a decision regarding the dissolution of the Company.

     The  mortgage  loan  numbers  referred  to  in  the  above  paragraphs  are
identifiers   for  those  loans  on  the  books  and  records  of  the  Company.
Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Furnish the exhibits required by Item 601 of Regulation S-B

          None.

     (b)  Reports of Form 8-K

          None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARIZONA LAND INCOME CORPORATION


May 15, 2002                            /s/ Thomas R. Hislop
------------                            -------------------------------
Date                                    Thomas R. Hislop
                                        Vice President and
                                        Chief Financial Officer