Form 10QSB
period 2002-06-30
ARIZONA LAND INCOME CORP
filed 2002-08-12
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

     As of August 7, 2002, there were 1,942,675 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1.  Financial Statements..............................................   3

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................   7

Part II

Item 1.  Legal Proceedings.................................................   8

Item 2.  Changes in Securities.............................................   8

Item 3.  Defaults upon Senior Securities...................................   8

Item 4.  Submission of Matters to a Vote of
             Security Holders..............................................   8

Item 5.  Other Information.................................................   8

Item 6.  Exhibits and Reports on Form 8-K..................................   8

Signatures.................................................................   9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

                                                 June 30, 2002     December 31,
                                                  (Unaudited)          2001
                                                  ------------     ------------
Assets
  Cash and temporary investments                  $  1,829,941     $  1,023,857
                                                  ------------     ------------
  Investments -
  Accrued interest receivable                           20,434          162,424
  Mortgages receivable                               1,372,053        3,170,798
  Investment in partnership                            346,833          346,833
  Land held for sale                                 3,135,089        3,135,089
                                                  ------------     ------------
                                                     4,874,409        6,815,144
  Less - Reserve for losses                           (590,898)        (590,898)
                                                  ------------     ------------
       Total investments, net                        4,283,511        6,224,246
                                                  ------------     ------------
  Total assets                                    $  6,113,452     $  7,248,103
                                                  ============     ============
Liabilities
  Accounts payable and other liabilities          $     20,763     $     13,127
  Accrued property taxes                                 1,454            2,305
  Dividends payable                                    194,268          194,268
                                                  ------------     ------------

  Total liabilities                                    216,485          209,700
                                                  ------------     ------------
Stockholders' Equity
  Common stock-Class A                                 194,267          194,267
  Common stock-Class B                                      10               10
  Additional paid-in capital                        21,986,289       21,986,289
  Distributions in excess of income                (16,283,599)     (15,142,163)
                                                  ------------     ------------

  Total stockholders' equity                         5,896,967        7,038,403
                                                  ------------     ------------

  Total liabilities & stockholders' equity        $  6,113,452     $  7,248,103
                                                  ============     ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                               Three months     Three months       Six months       Six months
                                                   ended            ended            ended            ended
                                               June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                               -------------    -------------    -------------    -------------
Income
  Interest on mortgages                          $   67,697       $  121,305       $  104,501       $  245,495
  Interest on temporary investments                   6,426            9,854           14,903           29,138
  Other income                                        3,000            3,000            6,000            6,000
                                                 ----------       ----------       ----------       ----------

  Total income before sale of properties             77,123          134,159          125,404          280,633
                                                 ----------       ----------       ----------       ----------
Expenses
  Professional services                              17,993           16,810           35,920           40,814
  Advisory fee                                        4,112            6,107            9,012           12,600
  Administration and general                         10,856           11,602           37,802           25,444
  Directors' fees                                     5,800            5,800           11,600           11,600
  Property taxes                                      4,400            2,500            6,900            5,000
                                                 ----------       ----------       ----------       ----------

  Total expenses                                     43,161           42,819          101,234           95,458
                                                 ----------       ----------       ----------       ----------

  Income before gain on sale of properties           33,962           91,340           24,170          185,175
                                                 ----------       ----------       ----------       ----------

  Net income                                     $   33,962       $   91,340       $   24,170       $  185,175
                                                 ==========       ==========       ==========       ==========

Earnings per common share                        $     0.02       $     0.05       $     0.01       $     0.09
Dividends declared per share                     $     0.10       $     0.10       $     0.20       $     0.20
Weighted average number of shares of
  common stock outstanding                        1,942,675        1,942,675        1,942,675        1,960,631

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Six months ended   Six months ended
                                                                  June 30, 2002      June 30, 2001
                                                                  -------------      -------------
Cash Flows from Operating Activities:
   Net (loss) income                                               $    24,170        $   185,175
   Adjustments to reconcile net income to net cash provided by operating activities-
         Decrease in accrued interest receivable                       141,990            180,080
         Increase in accounts payable and other liabilities              6,785             (5,074)
                                                                   -----------        -----------

           Net cash provided by operating activities                   172,945            360,181
                                                                   -----------        -----------
Cash flows from investing activities:
   Principal payments received from mortgages                        1,798,745            161,812
                                                                   -----------        -----------

           Net cash provided by investing activities                 1,798,745            161,812
                                                                   -----------        -----------
Cash flows from financing activities:
   Additional investment in partnership                                     --            (18,800)
   Payment of dividends                                             (1,165,606)          (398,914)
   Repurchase of Class A Common Stock                                       --           (506,430)
                                                                   -----------        -----------

           Net cash used in financing activities                    (1,165,606)          (924,144)
                                                                   -----------        -----------

Increase in cash and temporary investments                             806,084           (402,151)

Cash and temporary investments - beginning of period                 1,023,857          1,538,734
                                                                   -----------        -----------
Cash and temporary investments - end of period                     $ 1,829,941        $ 1,136,583
                                                                   ===========        ===========

Schedule of Non-Cash Investing and Financing Activities:
   Dividends declared in excess of dividends paid                  $   194,268        $   194,333

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                  June 30, 2002


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

Note 2 The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4 In January 2002, the Company received payment in full on mortgage receivable Loan No. 17-3 of approximately $60,000 and on mortgage receivable Loan No. 18 of approximately $1,654,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Arizona Land Income Corporation (the "Company") is an Arizona corporation, which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from April 1, 2002 through June 30, 2002, and January 1, 2002 through June 30, 2002.

     For the quarter ended June 30, 2002, the Company had total income before sale of properties of approximately $77,000 compared to $134,000 for the quarter ended June 30, 2001. This decrease was primarily attributable to a decrease of approximately $53,000 in interest on mortgages.

     The Company expenses were virtually unchanged at approximately $43,000 during the second quarter of fiscal 2002 and in the second quarter of fiscal 2001.

     The Company reported net income of approximately $34,000 for the quarter ended June 30, 2002, compared to $91,000 for the quarter ended June 30, 2001.

     The Company reported total income before sale of properties of approximately $125,000 for the operating period of January 1, 2002 through June 30, 2002, compared to approximately $281,000 for the same period during fiscal 2001. This decrease resulted from a decrease of approximately $141,000 in interest on mortgages and a decrease of approximately $14,000 in interest on temporary investments. For the operating period of January 1, 2002 through June 30, 2002, the Company reported expenses of approximately $101,000 compared to $95,000 for the same period during fiscal 2001.

     The Company reported net income of approximately $24,000 for the period from January 1, 2002 through June 30, 2002. The net income for the comparable prior period was approximately $185,000.

     The Company reported an increase in cash and temporary investments of approximately $806,000 for the period from January 1, 2002 through June 30, 2002. This increase resulted primarily from the principal payments received from mortgages of approximately $1,799,000 offset by dividend payments of approximately $1,165,000.

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

     The Company initiated foreclosure proceedings on Loan No. 3-1 during the first quarter 2002. The maker of Loan No. 3-1 made their regular annual payment during the second quarter 2002. The note is current.

     In the six month period ended June 30, 2002, there was a principal reduction payment of approximately $20,000 on Loan No. 22. In January 2002, the Company received a cash payoff of approximately $60,000 on Loan No. 17-3, and approximately $1,654,000 on Loan No. 18. These collections were in addition to periodic collections of principal on other notes.

     On June 18, 2002, the Board of Directors declared a $.10 per share dividend with a record date of July 1, 2002, and payable July 16, 2002. The Company also paid a $.10 per share regular quarterly dividend and a $.40 per share extraordinary cash distribution with a record date of April 2, 2002, payable on April 16, 2002.

     Management of the Company believes that funds generated from operations will be sufficient to meet the Company's capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 7, 2002, the Board has not made a decision regarding the dissolution of the Company.

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

     (a)  The Company held the Annual Meeting of Shareholders on May 15, 2002.

     (b) Thomas Hislop, Burton Freireich and Robert Blackwell were elected directors of the Company at the Annual Meeting.

     (c)  Tabulation of the voting was as follows:

                                                   Votes      Votes      Broker
          Name of Nominee         Votes For       Against    Withheld   Nonvotes
          ---------------       -------------     -------    --------   --------
          Thomas R. Hislop         1,472,723         0           0         0
          Burton P. Freireich      1,497,623         0           0         0
          Robert Blackwell         1,497,623         0           0         0

     (d)  Not Applicable

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Furnish the exhibits required by Item 601 of Regulation S-K None.

     (b)  Reports of Form 8-K

          July 2, 2002, Changes in Registrant's Certifying Accountant from Arthur Andersen LLP to Epstein, Weber & Conover, P.L.C

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ARIZONA LAND INCOME CORPORATION

August 7, 2002                        /s/ Thomas R. Hislop
------------------                    ------------------------------------------
Date                                  Thomas R. Hislop
                                      Vice President and Chief Financial Officer