Form 10QSB
period 2002-09-30
ARIZONA LAND INCOME CORP
filed 2002-11-13
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from __________ to _______________

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

     As of November 13, 2002, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

Part I

Item 1.  Financial Statements ...........................................      3


Item 2.  Management's Discussion and Analysis or Plan of Operation ......      7

Item 3.  Controls and Procedures ........................................      8

Part II

Item 1.  Legal Proceedings ..............................................      9

Item 2.  Changes in Securities ..........................................      9

Item 3.  Defaults upon Senior Securities ................................      9

Item 4.  Submission of Matters to a Vote of Security Holders ............      9

Item 5.  Other Information ..............................................      9

Item 6.  Exhibits and Reports on Form 8-K ...............................      9

Signatures ..............................................................     10

Certifications ..........................................................     11

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

                                                   September 30,   December 31,
                                                       2002            2001
                                                   ------------    ------------
                                                    (Unaudited)

Assets
  Cash and temporary investments                   $  1,838,483    $  1,023,857
                                                   ------------    ------------

  Investments -
  Accrued interest receivable                            25,070         162,424
  Mortgages receivable                                1,180,156       3,170,798
  Investment in partnerships                            346,833         346,833
  Land held for sale                                  3,135,089       3,135,089
                                                   ------------    ------------
                                                      4,687,148       6,815,144
  Less - Reserve for losses                            (590,898)       (590,898)
                                                   ------------    ------------
       Total investments, net                         4,096,250       6,224,246
                                                   ------------    ------------
  Total assets                                     $  5,934,733    $  7,248,103
                                                   ============    ============

Liabilities

  Accounts payable and other liabilities           $     16,461    $     13,127
  Accrued property taxes                                  3,954           2,305
  Dividends payable                                     194,267         194,268
                                                   ------------    ------------

  Total liabilities                                     214,682         209,700
                                                   ------------    ------------

Stockholders' Equity
  Common stock-Class A                                  194,267         194,267
  Common stock-Class B                                       10              10
  Additional paid-in capital                         21,986,289      21,986,289
  Distributions in excess of income                 (16,460,515)    (15,142,163)
                                                   ------------    ------------

  Total stockholders' equity                          5,720,051       7,038,403
                                                   ------------    ------------

  Total liabilities and stockholders' equity       $  5,934,733    $  7,248,103
                                                   ============    ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                      Three months      Three months       Nine months       Nine months
                                                          ended             ended             ended             ended
                                                     Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001
                                                     --------------    --------------    --------------    --------------
Income
  Interest on mortgages                                $   29,513        $  288,323        $  134,014        $  533,818
  Interest on temporary investments                         6,822            10,735            21,725            39,873
  Other income                                              3,000             3,000             9,000             9,000
                                                       ----------        ----------        ----------        ----------

 Total income before gain on sale of properties            39,335           302,058           164,739           582,691
                                                       ----------        ----------        ----------        ----------

Expenses
  Professional services                                     3,817             1,516            39,736            42,331
  Advisory fee                                              4,190             5,671            13,202            18,271
  Administration and general                                5,677             6,961            43,479            32,404
  Directors' fees                                           5,800             5,800            17,400            17,400
  Property taxes                                            2,500             5,000             9,401            10,000
                                                       ----------        ----------        ----------        ----------

  Total expenses                                           21,984            24,948           123,218           120,406
                                                       ----------        ----------        ----------        ----------

  Income before gain on sale of properties                 17,351           277,110            41,521           462,285
  Gain on sale of properties                                   --                --                --                --
                                                       ----------        ----------        ----------        ----------


  Net income                                           $   17,351        $  277,110        $   41,521        $  462,285
                                                       ==========        ==========        ==========        ==========


Earnings per common share                              $     0.01        $     0.14        $     0.02        $     0.24
Dividends declared per share                           $     0.10        $     0.10        $     0.70        $     0.30
Weighted average number of shares of
  common stock outstanding                              1,942,675         1,942,675         1,942,675         1,954,779

The accompanying notes are an integral part of these statements.

                        ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  Nine months ended     Nine months ended
                                                                  September 30, 2002    September 30, 2001
                                                                  ------------------    ------------------
Cash Flows from Operating Activities:

Net income                                                           $    41,521           $   462,285
Adjustments to reconcile net income to net cash provided by
operating activities-
  Change in accrued interest receivable                                  137,354               155,104
  Change in accounts payable and other liabilities                         4,982                (2,820)
                                                                     -----------           -----------

         Net cash provided by operating activities                       183,857               614,569
                                                                     -----------           -----------

Cash Flows from Investing Activities:
  Principal payments received from mortgages                           1,990,642             1,942,907
                                                                     -----------           -----------

         Net cash provided by investing activities                     1,990,642             1,942,907
                                                                     -----------           -----------

Cash Flows from Financing Activities:
  Additional investment in partnership                                        --               (18,800)
  Payment of dividends                                                (1,359,873)             (593,181)
  Repurchase of shares of Class A common stock                                --              (506,430)
                                                                     -----------           -----------

         Net cash used in financing activities                        (1,359,873)           (1,118,411)
                                                                     -----------           -----------

Increase in cash and temporary investments                               814,626             1,439,065

Cash and temporary investments - beginning of period                   1,023,857             1,538,734
                                                                     -----------           -----------
Cash and temporary investments - end of period                       $ 1,838,483           $ 2,977,799
                                                                     ===========           ===========
Schedule of Non-Cash Investing and Financing Activities:
    Dividends declared in excess of dividends paid                   $   194,267           $ 1,942,675

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                               September 30, 2002

Note 1 - BASIS OF PRESENTATION - The financial statements have been prepared by Arizona Land Income Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2 - The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Note 3 - See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4 - On September 13, 2002, the Company received payment in full on mortgage receivable Loan No. 16 of approximately $189,000.

Note 5 - During October 2002, the Company acquired 91,650 shares of its Class A Common stock in open market transactions. The Company intends to retire these shares.

     During October 2002, the Company received payment in full on mortgage receivable Loan No. 22 of approximately $355,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from July 1, 2002 through September 30, 2002, and January 1, 2002 through September 30, 2002.

     For the quarter ended September 30, 2002, the Company had total income before gain on sale of properties of approximately $39,000 compared to $302,000 for the quarter ended September 30, 2001.

     The Company's expenses for the quarter ended September 30, 2002 were approximately $22,000 compared to $25,000 for the quarter ended September 30, 2001.

     The Company reported net income of approximately $17,000 for the quarter ended September 30, 2002 compared to $277,000 for the quarter ended September 30, 2001. The decrease in total income and net income is primarily attributable to a decrease in the amount of mortgage receivables outstanding in 2002 compared to 2001, and the resulting decrease in mortgage interest of approximately $259,000.

     The Company reported total income before gain on sale of properties of approximately $165,000 for the nine months ended September 30, 2002 compared to $583,000 for the same period in the prior fiscal year.

     For the nine months ended September 30, 2002, the Company's expenses totaled approximately $123,000 compared to $120,000 for the same period in the prior fiscal year. The Company reported net income of approximately $41,000 for the nine months ended September 30, 2002 compared to $462,000 in 2001. The decrease in total income and net income is primarily attributable to a decrease in mortgage receivables in 2002 compared to 2001, and the resulting decrease in mortgage interest of approximately $400,000.

     The Company reported an increase in cash and temporary investments of approximately $814,626 during the operating period of January 1, 2002 through September 30, 2002. This increase resulted primarily from principal payments received from mortgages of approximately $1,991,000, and net cash distributions of approximately $1,360,000.

     In September 2002, the Company received a cash payoff of approximately $189,000 on Loan No. 16. This collection was in addition to periodic collections of principal on other notes.

     During October 2002, the Company purchased in open market transactions 91,650 shares of its Class A Common Stock. It is the Company's intent to retire these shares. The purchases were made pursuant to a continuing authorization granted by the Company's board of directors. That authorization provides that the Company may from time to time purchase shares of Arizona Land Income
Corporation stock in transactions effected in the open market or through privately negotiated transactions. During October 2002, the Company received payment in full on mortgage receivable Loan No. 22 of approximately $355,000.

     On September 24, 2002, the Company declared a $.10 per share regular quarterly dividend with a record date of October 1, 2002, and payable on October 15, 2002. During the third quarter of 2002, the Company paid a dividend of $.10 per share with a record date of July 1, 2002, and payable July 16, 2002.

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

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of November 13, 2002, the Board has not made a decision regarding the dissolution of the Company.

     The  mortgage  loan  numbers  referred  to  in  the  above  paragraphs  are
identifiers   for  those  loans  on  the  books  and  records  of  the  Company.
Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988.

ITEM 3. CONTROLS AND PRODEDURES

     Within the ninety days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Furnish the exhibits required by Item 601 of Regulation S-K.

          99.1 Certification by Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification by Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K
          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ARIZONA LAND INCOME CORPORATION


November 13, 2002                     /s/ Thomas R. Hislop
---------------------------           ------------------------------------------
                                      Thomas R. Hislop
                                      Vice President and Chief Financial Officer

                                  CERTIFICATION

I, Thomas R. Hislop, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arizona Land Income Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                             /s/ Thomas R. Hislop
                                             -----------------------------------
                                             Thomas R. Hislop
                                             Chief Executive Officer

                                  CERTIFICATION

I, Thomas R. Hislop, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arizona Land Income Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                            /s/ Thomas R. Hislop
                                            ------------------------------------
                                            Thomas R. Hislop
                                            Chief Financial Officer

                                 EXHIBIT INDEX

   Exhibit
   Number                          Description
   ------                          -----------

    99.1* Certification by Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2* Certification by Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith