Form 10KSB
period 2002-12-31
ARIZONA LAND INCOME CORP
filed 2003-03-28
CIK 830748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                 ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to __________________


                          Commission File Number 1-9900


                         ARIZONA LAND INCOME CORPORATION
              (Exact name of small business issuer in its charter)

   Arizona                                                       86-0602478
(State or other                                               (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation or
organization)

                        2999 North 44th Street, Suite 100
                             Phoenix, Arizona 85018
               (Address of principal executive offices) (Zip Code)

                                 ---------------

          Issuer's telephone number, including area code (602) 952-6800

                                 ---------------

         Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered
----------------------------------     -----------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 2002 were $182,140.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant's Series A Common Stock as reported by the American Stock Exchange on March 14, 2003, was approximately $7,073,121. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     1,851,025 shares of Class A Common Stock outstanding on March 24, 2003
           100 shares of Class B Common Stock outstanding on March 24, 2003

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the registrant's 2003 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated herein by reference in
Part III, Items 9, 10, 11 and 12 of this Form 10-KSB to the extent stated herein.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART I ......................................................................  1
  ITEM 1.  Description of Business...........................................  1
  ITEM 2.  Description of Property...........................................  3
  ITEM 3.  Legal Proceedings.................................................  3
  ITEM 4.  Submission of Matters to a Vote of Security Holders...............  3

PART II .....................................................................  4
  ITEM 5.  Market for Common Equity and Related Stockholder Matters..........  4
  ITEM 6.  Management's Discussion and Analysis or Plan of Operation.........  5
  ITEM 7.  Financial Statements..............................................  8
  ITEM 8.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................... 19

PART III .................................................................... 20
  ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................. 20
  ITEM 10. Executive Compensation............................................ 20
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management.... 20
  ITEM 12. Certain Relationships and Related Transactions.................... 20

PART IV ..................................................................... 21
  ITEM 13. Exhibits and Reports on Form 8-K.................................. 21

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

     The Company's goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders' net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During the 2002 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.50 per share and was paid on April 16, 2002 to shareholders of record on April 2, 2002. The second distribution was for $.10 per share and was paid on July 16, 2002 to shareholders of record on July 1, 2002. The third distribution was for $.10 per share and was paid on October 15, 2002 to shareholders of record on October 1, 2002. The fourth distribution was for $.35 per share and was paid on January 16, 2003 to shareholders of record on January 2, 2003.

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

     QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST. The Company has qualified for real estate investment trust ("REIT") status for all tax years since its inception, and management and the Company's Board of Directors believes that the Company has completed the necessary steps to permit the Company to continue, if it so chooses, REIT status for the tax year ended December 31, 2002. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) qualified dividends paid to its shareholders. See Item 6 - Management's Discussion and Analysis or Plan of Operation.

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

     The Company's historical investment objective was to locate First Mortgage Loans that satisfied the foregoing investment criteria. Due to generally poor economic conditions in Arizona and in metropolitan Phoenix during the early 1990s, the Company did not acquire any additional First Mortgage Loans from 1989 until 1998 (other than refinancings or restructuring of existing First Mortgage Loans). The Company did not acquire any new First Mortgage Loans in 2002.

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

     The Company has agreed to pay the Advisor a servicing fee for servicing the Company's First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company's mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2002 and 2001, the Company paid the Advisor a servicing fee of approximately $17,281 and $24,363, respectively.

     The Company also agreed to pay the Advisor a management fee for aiding the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders' cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and will equal 30% of the Company's available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 2002 or 2001.

     The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company's First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 2002 or 2001.

     2002 TRANSACTIONS AND LOAN MODIFICATIONS. Set forth below is information concerning the transactions and modifications that affect the First Mortgage Loans and which occurred during 2002. The mortgage loan numbers referred to below are identifiers for those loans on the books and records of the Company. Additionally, these numbers are identified in the Company's initial offering prospectus dated June 6, 1988 and in Notes 4 and 5 to the Company's financial statements set forth in Item 7 hereof.

     2002 LAND SALES. The Company did not have any land sales during the 2002 fiscal year.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's principal offices are located at the offices of Peacock, Hislop, Staley and Given ("PHS&G"), 2999 North 44th Street, Suite 100, Phoenix, Arizona, 85018. Messrs. Peacock, Hislop and Staley are officers and/or directors of the Company, and Messrs. Peacock, Hislop and Staley are the shareholders of ALI Advisor, Inc. The Company does not pay for the use of PHS&G's facilities.

     Information regarding the status of real property acquired by the Company pursuant to the foreclosure of certain First Mortgage Loans is set forth in Note 5 to the Company's Financial Statements contained in Item 7.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY.

     Thomas R. Hislop, age 54, has served as Chairman of the Board of the Company since September 22, 1988, and as Vice President, Chief Financial Officer and Treasurer of the Company since its inception. Mr. Hislop is Chief Executive Officer and a director of Peacock, Hislop, Staley & Given, Inc. ("PHS&G"), where he has been employed since that company's inception in 1989. Prior to that date, Mr. Hislop was a director of Young, Smith & Peacock, Inc. ("YSP"), where he was employed from 1967 to 1989.

     Barry W. Peacock, age 65, has served as the Company's President since its inception in 1988. Mr. Peacock is Chairman of the Board of PHS&G, a position he has held since the inception of that company in June 1989. Mr. Peacock served as a senior executive with YSP from 1964 until June 1989, and most recently as Managing Director-Municipal Bonds.

     Larry P. Staley, age 60, has served as the Company's Vice President since its inception in 1988. Mr. Staley is Vice Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP, where he was employed from 1973 until he joined PHS&G in 1989.

     David W. Miller, age 54, has served as Secretary of the Company since his election to such office on September 22, 1988. Mr. Miller has served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G in 1989.

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

     The Company's Class A Common Stock is listed for trading on the American Stock Exchange ("AMEX"). As of March 14, 2003, there were approximately 50 holders of record of the Class A Common Stock. In the Company's estimation, based upon information available to the Company, there are approximately 650 beneficial owners of the Company's Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 14, 2003 was $4.26 per share. The following table sets forth the high and low closing prices on AMEX of the Class A Common Stock for each quarterly period in 2001 and 2002 and the cash distributions paid per share of Class A Common Stock for such periods.

     On March 15, 1994, the Company's Board of Directors authorized the repurchase of shares of the Company's Class A Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 758,975 shares of Class A Common Stock. The Company intends to continue to periodically make open market purchases of its Class A Common Stock. During the 2002 fiscal year, 91,650 shares were repurchased.

                                                     DIVIDENDS/DISTRIBUTIONS
                                                     DECLARED PER SHARE OF
CALENDAR QUARTER            HIGH         LOW         CLASS A COMMON STOCK (1)(2)
----------------            ----         ---         ---------------------------
2001
   First Quarter            5.375        4.68        0.10
   Second Quarter           5.10         4.65        0.10
   Third Quarter            5.90         4.80        1.00
   Fourth Quarter           4.90         4.45        0.10
2002
   First Quarter            6.09         4.50        0.50
   Second Quarter           5.35         3.81        0.10
   Third Quarter            4.30         3.35        0.10
   Fourth Quarter           3.99         3.20        0.35

----------
(1)  See Note 7 to the financial statements included in Item 7.
(2) The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company's cash reserves at the time of the distribution as well as the Company's projected need for operating capital. During 2002, the Company declared and paid four cash distributions. The first distribution was for $.50 per share and was paid on April 16, 2002 to shareholders of record on April 2, 2002. The second distribution was for $.10 per share and was paid on July 16, 2002 to shareholders of record on July 1, 2002. The third distribution was for $.10 per share and was paid on October 15, 2002 to shareholders of record on October 1, 2002. The fourth distribution was for $.35 per share and was paid on January 16, 2003 to shareholders of record on January 2, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2002 VS. 2001. The Company had net income of approximately $41,500 or $.02 per share of Class A Common Stock, for the year ended December 31, 2002, compared to net income of approximately $498,000 or $.25 per share of Class A Common Stock, for the year ended December 31, 2001. The decrease in the net income for the year ended December 31, 2002 is primarily attributable to the decrease in income from interest earned on mortgages. Interest income from First Mortgage Loans decreased from approximately $588,000 in 2001 to approximately $154,000 in 2002.

     The Company's expenses decreased in the aggregate to approximately $140,000 in 2002 compared to approximately $145,000 in 2001. This decrease of $5,000 is primarily attributable to the decrease in professional services from approximately $46,000 in 2001 to approximately $38,000 in 2002, a decrease in advisory fees to related party from approximately $24,000 in 2001 to approximately $17,000 in 2002, offset by an increase in general and administration to approximately $50,000 from approximately $40,000 in 2001.

     The Company did not record any loan loss reserves or land write-downs in 2002 or 2001.

     Net cash provided by operating activities was approximately $85,800 in 2002 as compared to net cash used in operating activities of approximately $378,000 in 2001. Net cash provided by investing activities in 2002 and 2001 was approximately $2,340,000 and $1,909,000, respectively. Net cash used in financing activities in 2002 and 2001 was approximately $2,332,000 and $3,042,000, respectively.

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

DIVIDENDS

     In 2002, the Company declared and paid four cash distributions. The first distribution was for $.50 per share and was paid on April 16, 2002 to shareholders of record on April 2, 2002. The second distribution was for $.10 per share and was paid on July 16, 2002 to shareholders of record on July 1, 2002. The third distribution was for $.10 per share and was paid on October 15, 2002 to shareholders of record on October 1, 2002. The fourth distribution was for $.35 per share and was paid on January 16, 2003 to shareholders of record on January 2, 2003.

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

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                  9

Financial Statements-

  Balance Sheet - December 31, 2002                                          10

  Statements of Operations - For the Years Ended December 31,
    2002 and 2001                                                            11

  Statements of Stockholders' Equity - For the Years Ended December 31,
    2002 and 2001                                                            12

  Statements of Cash Flows - For the Years Ended December 31,
    2002 and 2001                                                            13

Notes to Financial Statements - December 31, 2002 and 2001                   14

     Certain schedules are omitted as the information is not required or already included in the notes.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Arizona Land Income Corporation:

We have audited the accompanying balance sheet of Arizona Land Income Corporation as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Arizona Land Income Corporation as of and for the year ended December 31, 2001, were audited by Arthur Andersen LLP whose report, dated March 25, 2002, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     /s/ EPSTEIN, WEBER & CONOVER, P.L.C.
     Scottsdale, Arizona
     January 15, 2003

                         ARIZONA LAND INCOME CORPORATION

                                  BALANCE SHEET
                                DECEMBER 31, 2002


ASSETS:
    Cash and cash equivalents                                      $    120,675
                                                                   ------------
    Investments --
      Trading securities                                              1,532,278
      Accrued interest receivable                                        38,570
      Mortgage notes receivable                                         824,048
      Investment in partnership                                         342,500
      Land held for sale                                              3,135,089
      Less - reserve for losses on land                                (590,898)
                                                                   ------------
    Total investments, net                                            5,281,587

                                                                   ------------
    TOTAL ASSETS                                                   $  5,402,262
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

    Accounts payable and other liabilities                         $      5,959
    Accrued property taxes                                                  767
    Dividends payable                                                   647,841
                                                                   ------------
    TOTAL LIABILITIES                                                   654,567
                                                                   ------------
STOCKHOLDERS' EQUITY:
    Class A common stock, $.10 stated value,
      10,000,000 shares authorized,
      1,851,025 shares issued and outstanding                           185,103
    Class B common stock, $.10 stated value,
      10,000 shares authorized,
      100 shares issued and outstanding                                      10
    Additional paid-in capital                                       21,670,997
    Distributions in excess of earnings                             (17,108,415)
                                                                   ------------
      Total stockholders' equity                                      4,747,695
                                                                   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  5,402,262
                                                                   ============

       The accompanying notes are an integral part of this balance sheet.

                         ARIZONA LAND INCOME CORPORATION

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                       2002             2001
                                                    -----------     -----------
REVENUES:
     Interest on mortgages                          $   154,094     $   588,375
     Interest on trading securities                      39,379          55,973
     Loss from investment in partnership                (11,333)        (13,629)
     Other income                                            --          12,000
                                                    -----------     -----------
         Total revenues                                 182,140         642,719
                                                    -----------     -----------
EXPENSES:
     Property taxes                                      11,901          12,500
     Professional services                               37,848          45,851
     Advisory fees to related party                      17,281          24,363
     General and administration                          50,430          39,925
     Directors' fees                                     23,200          22,400
                                                    -----------     -----------
         Total expenses                                 140,660         145,039
                                                    -----------     -----------

INCOME BEFORE GAIN ON SALE OF PROPERTIES                 41,480         497,680
                                                    -----------     -----------

GAIN ON SALE OF PROPERTIES, net                              --              --
                                                    -----------     -----------

NET INCOME                                          $    41,480     $   497,680
                                                    ===========     ===========

NET INCOME PER SHARE                                $      0.02     $      0.25
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            1,918,428       1,954,762
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         ARIZONA LAND INCOME CORPORATION

                   STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                      COMMON STOCK             ADDITIONAL   DISTRIBUTIONS IN
                                              ----------------------------      PAID-IN         EXCESS OF
                                                 SHARES          AMOUNT         CAPITAL         EARNINGS         TOTAL
                                              ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2000                       2,046,580    $    204,658    $ 22,482,338    $(13,114,366)   $  9,572,630

   Repurchase of Class A common stock             (103,805)        (10,381)       (496,049)             --        (506,430)

   Dividends declared                                   --              --              --      (2,525,477)     (2,525,477)

   Net income                                           --              --              --         497,680         497,680

                                              ------------    ------------    ------------    ------------    ------------

BALANCE, December 31, 2001                       1,942,775    $    194,277    $ 21,986,289    $(15,142,163)   $  7,038,403

   Repurchase of Class A common stock              (91,650)         (9,164)       (315,292)             --        (324,456)

   Dividends declared                                   --              --              --      (2,007,732)     (2,007,732)

   Net income                                           --              --              --          41,480          41,480

                                              ------------    ------------    ------------    ------------    ------------

BALANCE, December 31, 2002                       1,851,125    $    185,113    $ 21,670,997    $(17,108,415)   $  4,747,695
                                              ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                         ARIZONA LAND INCOME CORPORATION

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                         2002           2001
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $    41,480    $   497,680
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Loss from investment in partnership                                     11,333         13,629
  Changes in assets and liabilities:
    Trading securities                                                  (535,727)      (996,551)
    Accrued interest receivable                                          123,854        112,421
    Accounts payable and other liabilities                                (7,168)        (3,268)
    Accrued property taxes                                                (1,538)        (2,092)
    Dividends payable                                                    453,573             --
                                                                     -----------    -----------
          Net cash provided by operating activities                       85,807       (378,181)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under mortgage notes receivable          2,346,750      1,945,839
  Additional investment in partnership                                    (7,000)       (36,800)
                                                                     -----------    -----------
          Net cash used for investing activities                       2,339,750      1,909,039
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                (2,007,732)    (2,535,856)
  Repurchase of Class A common stock                                    (324,456)      (506,430)
                                                                     -----------    -----------
          Net cash used for financing activities                      (2,332,188)    (3,042,286)
                                                                     -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                     93,369     (1,511,428)

CASH AND CASH EQUIVALENTS, beginning of year                              27,306      1,538,734
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                               $   120,675    $    27,306
                                                                     ===========    ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Dividends declared in excess of dividends paid                 $   453,573    $   194,268
                                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         ARIZONA LAND INCOME CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   ORGANIZATION AND OPERATIONS

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

     The  current   capitalization   of  the  Company  and  minimal   cash  flow
     requirements afford the Company the ability to hold properties and finance future sales with a cash down payment and terms.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS: Investments with an original maturity of less than 90 days when purchased are considered cash equivalents.

     TRADING SECURITIES: U.S. Treasury Notes with original maturities of 120 days or more are classified as trading securities upon acquisition and recorded at fair value. Unrealized gains and losses are included in
     interest  on  trading   securities  in  the   accompanying   statements  of
     operations.

     MORTGAGE NOTES RECEIVABLE: Mortgage notes receivable are presented at their unpaid principal balances in the accompanying balance sheet. It is the Company's policy to discontinue the accrual of interest for notes in default as of the default date. In management's opinion, mortgage notes receivable are stated at amounts not in excess of net realizable value.

     INCOME TAXES: The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     INVESTMENT IN PARTNERSHIP: The Company owns a 19.46% limited partnership interest in Pinnacle Peak Office/Resort Investors. The Company accounts for this investment under the equity method. The Company recorded a loss of $11,333 in 2002 and a loss of $13,629 in 2001, related to this investment. The Company did not receive any return on capital during 2002 or 2001 and invested an additional $7,000 in 2002 and $36,800 in 2001. In management's opinion, the carrying value of this investment is not in excess of net realizable value.

     REVENUE RECOGNITION: Revenue from land sales is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, which requires that there is a valid sales contract, an adequate down payment, a reasonable likelihood that any related receivable will be collected and that all conditions precedent to the closing have been performed.

     Interest income from mortgage notes receivable is recognized using the interest method. Accrual of interest income is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan becomes current, and past-due interest income is recognized at that time. In addition, a detailed review of commercial loans will cause earlier suspension of interest accrual if collection is deemed doubtful.

     INCOME TAXES AND REIT STATUS: The Company has elected treatment as a real estate investment trust (REIT) under Internal Revenue Code (IRC) Sections 856-860. A REIT is taxed in the same manner as any corporation; except that it may deduct certain qualifying distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 90% of the REIT's taxable income. The Company has met the distribution requirement for all years presented, and thus has not recorded any income tax provision in the accompanying statements of operations.

     For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. As a result of these differences, taxable income before deductions for dividends paid totaled approximately $42,000 in 2002 and $511,000 in 2001. Net operating losses for federal income tax purposes available to offset future taxable income totaled approximately $2.24 million at December 31, 2002 and expire through the year ending 2010. Capital loss carryforwards total approximately $216,000 and will expire if unused through the year ending 2006.

     INCOME PER COMMON SHARE: Income per common share is computed based upon the weighted average number of shares of common stock outstanding during the year. There are no stock options, warrants or other common stock equivalents.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses land held for sale for impairment in accordance with the provisions of SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 121 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. Recoverability of the asset is determined by comparing the forecasted undiscounted cash flows generated by said asset to its carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The Company will be required to adopt SFAS No. 144 at the beginning of its 2003 fiscal year. SFAS No. 144 supersedes SFAS 121, but carries over most of its general guidance. The Company is currently reviewing the impact of adoption of SFAS 144, but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

3.   CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of treasury securities and mortgage notes receivable. The Company's treasury securities are placed with a major bank. The Company's mortgage notes receivable result primarily from the sale of property to a broad base of borrowers although several loans are a significant portion of total assets (see Note 4). The Company's investment policy limits its overall exposure to concentrations of credit risk.

4.   MORTGAGE NOTES RECEIVABLE

     Management determines the rate and related terms on its individual mortgage notes receivable based on the underlying collateral, the quality of the borrower, and the down payment received. The majority of the mortgage notes receivable outstanding at December 31, 2002, originated within the last 1-8 years, and in management's opinion, the factors used to determine the rates and related terms have not changed significantly. Given the varying structures and payment terms, management believes that the fair market values of the mortgage notes receivable approximate their carrying amounts when compared to mortgage notes receivable with similar risk profiles, structures and payment terms. As of December 31, 2002, all loans are current. Therefore, no adjustment for impairment during 2002 was necessary.

     Mortgage notes receivable consist of the following at December 31, 2002:

  Original                               Stated
    Loan        Collateral Location     Interest     Final         Periodic Payment         Company's
   Number             and Size            Rate      Maturity            Terms             Participation    Balance
   ------             --------            ----      --------            -----             -------------    -------
    3-1       635  acres - Section  9,      8%      02/02/11   Annual   principal   and        80%        $ 794,385
              Township  6, South Range                         interest   payments   of
              3 East of the  Gila  and                         $158,000         through
              Salt   River   Base  and                         maturity.
              Meridian     -     Pinal
              County, Arizona

    6         27   lots   in    Hidden   9% to      07/01/05   Multiple  borrowers make       86.47%         29,663
              Valley   Ranch,    Pinal   12.3%                 monthly    payments   of
              County    Arizona.    12                         principal  and  interest
              parcels     in    either                         of    varying    payment
              Bellflower    Ranch   or                         amounts.   Approximately
              Butterfield    Ranch   -                         $14,000  of these  loans
              Cochise County, Arizona                          are  late or in  default
                                                               but      are       fully
                                                               collateralized.
                                                                                                          ---------
                                                                                                          $ 824,048
                                                                                                          =========

     Scheduled principal repayments of mortgage notes receivable at December 31, 2002 are as follows:

                 Year                    Amount
              ----------               ---------
              2003                     $  63,614
              2004                        68,703
              2005                       103,862
              2006                        80,135
              2007                        86,546
              Thereafter                 421,188
                                       ---------

                                       $ 824,048
                                       =========

5.   LAND HELD FOR SALE

     Prior to the year ended December 31, 2002, the Company received land as a result of foreclosures on several loans. The mortgage receivable balance, related accrued interest and foreclosure costs were transferred to land held for sale at cost, which did not exceed net realizable value, on the date the titles were transferred. In management's opinion, land held for sale is stated at amounts not in excess of fair value less estimated costs to sell.

     Land held for sale by the Company is as follows at December 31, 2002:

   Original
     Loan                                                            Company's
    Number                Property Location and Size               Participation             Balance
    ------                --------------------------               -------------             -------
     6          354.5 acres -  Southwest  corner of Warner and         86.47%              $ 3,079,199
                Sossaman Roads - Maricopa County, Arizona

     17         .01  acres -  Southwest  corner  of  I-17  and          100%                    55,890
                Deer Valley Road - Phoenix, Arizona                                        -----------

                                                                                           $ 3,135,089
                                                                                           ===========

     The reserve for losses of $590,898 at December 31, 2002, relates to original Loan 6. This reserve will be absorbed when the land is sold. No additional reserves were provided in 2002 or 2001.

6.   RELATED PARTY TRANSACTIONS

     The Company is a party to the following agreements with affiliates who share common management and directors with the Company:

    Affiliate                              Agreement
    ---------                              ---------
ALI Advisor, Inc.   The  Company  pays  a  quarterly  advisory  fee  of  30%  of available cash in any quarter in which the cumulative return to investors is in excess of 12.7%. No such fees were paid in 2002 or 2001 as the cumulative return requirement was not met. The Company also pays a quarterly servicing fee for servicing loans of 1/16 of 1% of total assets, as defined.
                    These fees totaled $17,281 and $24,363 in 2002 and 2001, respectively. In addition, from time to time, certain overhead expenses may be paid. No such payments were made in 2002 or 2001.

PHS Mortgage, Inc.  All loans made after the initial  purchase at June 13, 1988, have been originated by PHS Mortgage, Inc. and origination fees were paid by the borrowers. There were no new loan originations in 2002 or 2001.

Peacock, Hislop,    The   Company   utilizes   PHS&G   on   certain   investment
Staley & Given      transactions  involving  excess  cash.  No fees are paid for
(PHS&G)             such services.

     In addition, Directors fees totaling $23,200 were paid to independent directors for board service during the year.

7. DIVIDENDS

     Distributions related to Class A dividends for 2002 are as follows:

       Date       Record        Date        Amount         Total
     Declared      Date         Paid      Per Share       Amount
     --------      ----         ----      ---------       ------
     03/20/02    04/02/02     04/16/02     $  0.50     $   971,357
     06/18/02    07/01/02     07/16/02        0.10         194,267
     09/24/02    10/01/02     10/15/02        0.10         194,267
     12/20/02    01/02/03     01/16/03        0.35         647,841
                                           -------     -----------

                                           $  1.05     $ 2,007,732
                                           =======     ===========

     Approximately   3%  of  the  dividends   per  share  in  2002   represented
     distributions of ordinary taxable income. The remainder represented a return of capital or capital gain income.

     Distributions related to Class A dividends for 2001 were as follows:

       Date       Record        Date        Amount         Total
     Declared      Date         Paid      Per Share       Amount
     --------      ----         ----      ---------       ------
     03/20/01    04/02/01     04/11/01     $  0.10     $   194,267
     06/08/01    06/29/01     07/12/01        0.10         194,267
     09/19/01    10/02/01     10/12/01        1.00       1,942,675
     12/13/01    01/02/02     01/15/02        0.10         194,268
                                           -------     -----------

                                           $  1.30     $ 2,525,477
                                           =======     ===========

     Approximately   20%  of  the  dividends  per  share  in  2001   represented
     distributions of ordinary taxable income. The remainder represented a return of capital or capital gain income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 2, 2002, the Company's Board of Directors, in consultation with its Audit Committee, decided to dismiss its independent auditors, Arthur Andersen LLP ("Arthur Andersen"). The Board subsequently engaged the services of Epstein, Weber & Conover, P.L.C. ("Epstein, Weber & Conover") as the Company's new independent auditors. The change in auditors became effective July 2, 2002.

     The audit reports of Arthur Andersen on the Company's consolidated financial statements of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years ended December 31, 2001 and 2002, and through the date of the Board's decision to terminate the engagement of Arthur Andersen as the Company's independent public accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for such years.

     None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-B occurred during the Company's two most recent fiscal years ended December 31, 2001 and 2002, or through the date of the Board's termination of Arthur Andersen.

     During the Company's two most recent fiscal years ended December 31, 2001 and 2002, and through the date of the Board's decision to hire Epstein, Weber & Conover, the Company did not consult Epstein, Weber & Conover with respect to any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

     The information required by this Part III will be provided in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2002, and is incorporated herein by reference to the following extent:

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

ITEM 10. EXECUTIVE COMPENSATION.

     The Company did not compensate its executive officers for their services in the fiscal year ending December 31, 2002. Additional information responsive to this item is incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement.

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

FINANCIAL STATEMENTS

                                                                        Page or
                                                                       Method of
                                                                         Filing
                                                                         ------
Independent Auditors' Report                                             Page 9
Financial Statements:
     Balance Sheet - December 31, 2002                                   Page 10
     Statements of Operations - For the Years Ended December 31,
       2002 and 2001                                                     Page 11
     Statements of Stockholders' Equity - For the Years Ended
       December 31, 2002 and 2001                                        Page 12
     Statements of Cash Flows - For the Years Ended December 31,
       2002 and 2001                                                     Page 13
     Notes to Financial Statements - December 31, 2002 and 2001          Page 14

(a)  Exhibits.

Exhibit                                                                                   Page or Method
Number      Description Method of Filing                                                     of Filing
------      ----------------------------                                                     ---------
3-A         Articles of Incorporation of the Company, as amended.                     Incorporated          by
                                                                                      Reference   to   Exhibit
                                                                                      3-A to  Amendment  No. 3
                                                                                      to S-18 No. 33-20625.

3-B         Bylaws of the Company, as amended.                                        Incorporated          by
                                                                                      Reference   to   Exhibit
                                                                                      3-B to  Amendment  No. 3
                                                                                      to S-18 No. 33-20625.

10-A        June 13, 1988 Advisory and Servicing  Agreement between ALI Advisor,      Incorporated          by
            Inc. and the Company.                                                     Reference   to   Exhibit
                                                                                      10-A  to  the  Company's
                                                                                      Annual  Report  on  Form
                                                                                      10-K for the year  ended
                                                                                      December 31, 1998

10-B        January 17, 1989 Stock  Purchase and Sale  Agreement  between Young,      Incorporated          by
            Smith & Peacock Holdings,  Inc., Young, Smith & Peacock, Inc., Barry      Reference     to     the
            W. Peacock, Thomas R. Hislop and Larry P. Staley.                         Company's    Report   on
                                                                                      Form 8-K  dated  January
                                                                                      30, 1989

Exhibit                                                                                   Page or Method
Number      Description Method of Filing                                                     of Filing
------      ----------------------------                                                     ---------
10-C        Modification  of Loan  Document  dated July 21,  1990,  between  ALI      Incorporated          by
            Advisor,  Inc. and Pinnacle  Peak  Office/Resort  Investors  Limited      Reference   to   Exhibit
            Partnership, an Arizona limited partnership (Loan 1).                     10-E  to  the  Company's
                                                                                      Annual  Report  on  Form
                                                                                      10-K for the year  ended
                                                                                      December 31,        1990
                                                                                      ("1990 Form 10-K")

10-D        Modification  of Loan  Documents  dated  July 1, 1990,  between  ALI      Incorporated          by
            Advisor,   Inc.  and  North   Scottsdale   Horseman's  Park  Limited      Reference   to   Exhibit
            Partnership III, an Arizona limited partnership (Loan 5b). 10-K           10-F  to the  1990  Form

10-E(1)     Indemnification  Agreement  dated May 12, 1992 between  Arizona Land      Incorporated          by
            Income Corporation and Robert Blackwell.                                  Reference   to   Exhibit
                                                                                      10-L  to  the  Company's
                                                                                      Annual  Report  on  Form
                                                                                      10-K for the year  ended
                                                                                      December 31, 1993

10-E(2)     Indemnification  Agreement  dated  October 1,  1991 between  Arizona      Incorporated          by
            Land Income Corporation and Burton Freireich.                             Reference     to     the
                                                                                      Company's  Annual Report
                                                                                      on  Form  10-K  for  the
                                                                                      year ended  December 31,
                                                                                      1994

24          Powers of Attorney                                                        See Signature page

99.1        Certification  Pursuant  to  18 U.S.C.   Section  1350,  as  Adopted      filed herewith
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2        Certification  Pursuant  to  18 U.S.C.   Section  1350,  as  Adopted      filed herewith
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3        Report of Independent Public Accounts for Fiscal Year 2001                filed herewith
            [Not Reissued by Arthur Andersen]

(b)  Reports on Form 8-K

     During the last quarter of 2002, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2003.

                                        ARIZONA LAND INCOME CORPORATION


                                        By: /s/ Thomas R. Hislop
                                            ------------------------------------
                                            Thomas R. Hislop
                                            Vice President and Chief Financial
                                            Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby constitutes and appoints Barry W. Peacock, Thomas R. Hislop and Larry P. Staley, and any of them (with full power to each of them to act alone), as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                   Title                                 Date
---------                   -----                                 ----

/s/ Barry W. Peacock        President                             March 28, 2003
------------------------
Barry W. Peacock

/s/ Thomas R. Hislop        Chairman of the Board, Vice           March 28, 2003
------------------------    President, Treasurer, Chief
Thomas R. Hislop            Executive Officer and Chief
                            Financial Officer

/s/ Larry P. Staley         Vice President                        March 28, 2003
------------------------
Larry P. Staley

/s/ Robert Blackwell        Unaffiliated Director                 March 28, 2003
------------------------
Robert Blackwell

/s/ Burton P. Freireich     Unaffiliated Director                 March 28, 2003
------------------------
Burton P. Freireich

                                  CERTIFICATION

I, Thomas R. Hislop, certify that:

1. I have reviewed this annual report on Form 10-KSB of Arizona Land Income Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

                                        /s/ Thomas R. Hislop
                                        ----------------------------------------
                                        Thomas R. Hislop
                                        Chief Executive Officer

                                  CERTIFICATION

I, Thomas R. Hislop, certify that:

1. I have reviewed this annual report on Form 10-KSB of Arizona Land Income Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003.

                                        /s/ Thomas R. Hislop
                                        ----------------------------------------
                                        Thomas R. Hislop
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                              Page or Method
Number    Description Method of Filing                                                 of Filing
------    ----------------------------                                                 ---------
3-A       Articles of Incorporation of the Company, as amended.                 Incorporated          by
                                                                                Reference   to   Exhibit
                                                                                3-A to  Amendment  No. 3
                                                                                to S-18 No. 33-20625.

3-B       Bylaws of the Company, as amended.                                    Incorporated          by
                                                                                Reference   to   Exhibit
                                                                                3-B to  Amendment  No. 3
                                                                                to S-18 No. 33-20625.

10-A      June  13,  1988  Advisory  and  Servicing  Agreement  between  ALI    Incorporated          by
          Advisor, Inc. and the Company.                                        Reference   to   Exhibit
                                                                                10-A  to  the  Company's
                                                                                Annual  Report  on  Form
                                                                                10-K for the year  ended
                                                                                December 31, 1998

10-B      January 17, 1989 Stock Purchase and Sale Agreement  between Young,    Incorporated          by
          Smith & Peacock  Holdings,  Inc.,  Young,  Smith & Peacock,  Inc.,    Reference     to     the
          Barry W. Peacock, Thomas R. Hislop and Larry P. Staley.               Company's    Report   on
                                                                                Form 8-K  dated  January
                                                                                30, 1989

10-C      Modification  of Loan  Document  dated July 21, 1990,  between ALI    Incorporated          by
          Advisor,  Inc. and Pinnacle Peak  Office/Resort  Investors Limited    Reference   to   Exhibit
          Partnership, an Arizona limited partnership (Loan 1).                 10-E  to  the  Company's
                                                                                Annual  Report  on  Form
                                                                                10-K for the year  ended
                                                                                December 31,        1990
                                                                                ("1990 Form 10-K")

Exhibit                                                                              Page or Method
Number    Description Method of Filing                                                 of Filing
------    ----------------------------                                                 ---------
10-D      Modification  of Loan  Documents  dated July 1, 1990,  between ALI    Incorporated          by
          Advisor,   Inc.  and  North  Scottsdale  Horseman's  Park  Limited    Reference   to   Exhibit
          Partnership III, an Arizona limited partnership (Loan 5b).            10-F  to the  1990  Form
                                                                                10-K

10-E(1)   Indemnification  Agreement dated May 12, 1992 between Arizona Land    Incorporated          by
          Income Corporation and Robert Blackwell.                              Reference   to   Exhibit
                                                                                10-L  to  the  Company's
                                                                                Annual  Report  on  Form
                                                                                10-K for the year  ended
                                                                                December 31, 1993

10-E(2)   Indemnification  Agreement dated  October 1,  1991 between Arizona    Incorporated          by
          Land Income Corporation and Burton Freireich.                         Reference     to     the
                                                                                Company's  Annual Report
                                                                                on  Form  10-K  for  the
                                                                                year ended  December 31,
                                                                                1994

24        Powers of Attorney                                                    See Signature page

99.1      Certification  Pursuant  to  18 U.S.C.  Section  1350,  as Adopted    filed herewith
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2      Certification  Pursuant  to  18 U.S.C.  Section  1350,  as Adopted    filed herewith
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3      Report of Independent Public Accounts for Fiscal Year 2001            filed herewith
          [Not Reissued by Arthur Andersen]