Form 10QSB
period 2003-03-31
ARIZONA LAND INCOME CORP
filed 2003-05-08
CIK 830748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

     As of May 6, 2003, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                         ARIZONA LAND INCOME CORPORATION
                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1. Financial Statements ...............................................   3

Item 2. Management's Discussion and Analysis or Plan of Operation ..........   7

Item 3. Controls and Procedures ............................................   8

PART II

Item 1. Legal Proceedings ..................................................   9

Item 2. Changes in Securities ..............................................   9

Item 3. Defaults upon Senior Securities ....................................   9

Item 4. Submission of Matter to a Vote of Security Holders .................   9

Item 5. Other Information ..................................................   9

Item 6. Exhibits and Reports on Form 8-K ...................................   9

Signatures .................................................................  10

Certifications .............................................................  11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets

                                                    March 31,      December 31,
                                                       2003            2002
                                                   ------------    ------------
                                                   (Unaudited)
Assets
  Cash and temporary investments                   $  1,063,802    $  1,652,953
                                                   ------------    ------------
  Investments -
  Accrued interest receivable                            11,400          38,570
  Mortgages receivable                                  758,731         824,048
  Investment in partnership                             342,500         342,500
  Land held for sale                                  3,135,089       3,135,089
                                                   ------------    ------------
                                                      4,247,720       4,340,207
  Less - Reserve for losses                            (590,898)       (590,898)
                                                   ------------    ------------
     Total investments, net                           3,656,822       3,749,309
                                                   ------------    ------------
  Total assets                                     $  4,720,624    $  5,402,262
                                                   ============    ============

Liabilities
  Accounts payable and other liabilities           $      5,711    $      5,959
  Accrued property taxes                                  3,267             767
  Dividends payable                                     185,102         647,841
                                                   ------------    ------------
  Total liabilities                                     194,080         654,567
                                                   ------------    ------------

Stockholders' Equity
  Common stock-Class A                                  185,103         185,103
  Common stock-Class B                                       10              10
  Additional paid-in capital                         21,670,997      21,670,997
  Distributions in excess of income                 (17,329,566)    (17,108,415)
                                                   ------------    ------------
  Total stockholders' equity                          4,526,544       4,747,695
                                                   ------------    ------------
  Total liabilities and stockholders' equity       $  4,720,624    $  5,402,262
                                                   ============    ============

The accompanying notes are an integral part of these balance sheets.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                         Three months ended   Three months ended
                                           March 31, 2003       March 31, 2002
                                           --------------       --------------
Income
  Interest on mortgages                     $     14,839         $     36,805
  Interest on temporary investments                2,638                8,476
  Farm lease income                                3,000                3,000
                                            ------------         ------------

  Total income                                    20,477               48,281
                                            ------------         ------------

Expenses
  Professional services                           24,526               17,927
  Advisory fees                                    3,745                4,900
  Administration and general                      19,955               26,946
  Directors' fees                                  5,800                5,800
  Property taxes                                   2,500                2,500
                                            ------------         ------------

  Total expenses                                  56,526               58,073
                                            ------------         ------------

  Net loss                                  $    (36,049)        $     (9,792)
                                            ============         ============

Earnings per common share                   $      (0.02)        $      (0.01)
Dividends declared per share                $       0.10         $       0.50
Weighted average number of shares
  of common stock outstanding                  1,851,025            1,942,675

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                 Three months ended   Three months ended
                                                                   March 31, 2003       March 31, 2002
                                                                   --------------       --------------
Cash flows from operating activities:

  Net loss                                                          $    (36,049)        $     (9,792)
  Adjustments to reconcile net loss to net cash used in operating activities-
      Decrease in trading securities                                          --              996,551
      Decrease in accrued interest receivable                             27,170               62,945
      Increase in accounts payable and other liabilities                   2,252                1,609
                                                                    ------------         ------------

        Net cash used in operating activities                             (6,627)           1,051,313
                                                                    ------------         ------------

Cash flows from investing activities:

  Principal payments received under mortgages                             65,317            1,716,550
                                                                    ------------         ------------

        Net cash provided by investing activities                         65,317            1,716,550
                                                                    ------------         ------------

Cash flows from financing activities:

  Payments of dividends                                                 (647,841)            (194,268)
                                                                    ------------         ------------

        Net cash used in financing activities                           (647,841)            (194,268)
                                                                    ------------         ------------

Increase (decrease) in cash and temporary investments                   (589,151)           2,573,595

  Cash and temporary investments - beginning of period                 1,652,953               27,306
                                                                    ------------         ------------
  Cash and temporary investments - end of period                    $  1,063,802         $  2,600,901
                                                                    ============         ============

Schedule of Non-Cash Investing and Financing Activities:
  Dividends declared in excess of dividends paid                    $    185,102         $    194,267
                                                                    ============         ============

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION

                          Notes to Financial Statements
                                 March 31, 2003

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

Note 2 The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Arizona Land Income Corporation (the "Company") is an Arizona corporation which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2003 through March 31, 2003, and January 1, 2002 through March 31, 2002.

     For the quarter ended March 31, 2003, the Company had total income of approximately $20,000 compared to $48,000 for the quarter ended March 31, 2002. This decrease was primarily attributable to a decrease in interest on mortgages from approximately $37,000 to $15,000.

     The Company's expenses for the quarter ended March 31, 2003 were approximately $57,000 compared to $58,000 for the quarter ended March 31, 2002. The Company's administration and general expenses decreased to approximately $20,000 for the quarter ended March 31, 2003, compared to $27,000 for the quarter ended March 31, 2002. This decrease was offset by an increase in professional services to approximately $25,000 for the quarter ended March 31, 2003, compared to $18,000 for the quarter ended March 31, 2002.

     The Company reported a net loss of approximately $36,000 for the quarter ended March 31, 2003, compared to net loss of $9,800 for the quarter ended March 31, 2002. The increase in net loss is attributable to the decrease in interest on mortgages noted above.

     For the operating period of January 1, 2003 through March 31, 2003, the Company reported a decrease in cash and temporary investments of approximately $590,000. The decrease is due primarily to the payment of dividends of approximately $650,000, which had been accrued at December 31, 2002

     Adverse market conditions negatively affected real estate values in the metropolitan Phoenix area during the early 1990s resulting in a decline in real estate values and an increase in mortgage defaults. The Phoenix real estate market has improved and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances in this regard. Nonetheless, the Company will continue to vigorously assert any and all of its legal rights in the event of default.

     The Company is evaluating its options on the largest land asset remaining in its portfolio. The Company has received an offer on approximately 40 acres of its 320 acre land parcel located in Maricopa County. The Arizona Department of Transportation ("ADOT") would like to use the parcel for freeway construction. The Company is currently evaluating this offer and the impact that a sale and freeway construction will have on the remaining acreage.

     On March 17, 2003, the Company declared a $.10 per share regular quarterly dividend with a record date of April 2, 2003, payable on April 16, 2003. During the first quarter of 2003, the Company paid a dividend of $.10 per share and a $.25 per share extraordinary cash distribution with a record date of January 2, 2003, payable January 16, 2003.

     Management of the Company believes that funds generated from operations will be sufficient to meet the Company's capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

     As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 6, 2003, the Board has not made a decision regarding the dissolution of the Company.

ITEM 3. CONTROLS AND PROCEDURES

     Within the ninety days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-5 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGE IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


                                        ARIZONA LAND INCOME CORPORATION


May 6, 2003                             /s/ Thomas R. Hislop
-----------                             ----------------------------------------
Date                                    Thomas R. Hislop
                                        Vice President and
                                        Chief Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: May 6, 2003                       /s/ Thomas R. Hislop
                                        ----------------------------------------
                                        Thomas R. Hislop
                                        Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: May 6, 2003                       /s/ Thomas R. Hislop
                                        ----------------------------------------
                                        Thomas R. Hislop
                                        Chief Financial Officer