Form 10QSB
period 2003-06-30
ARIZONA LAND INCOME CORP
filed 2003-08-06
CIK 830748

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

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

Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   N/A   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of August 4, 2003, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----

Part I

Item 1. Financial Statements ............................................      3

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ................      7

Part II

Item 1. Legal Proceedings ...............................................      8

Item 2. Changes in Securities ...........................................      8

Item 3. Defaults upon Senior Securities .................................      8

Item 4. Submission of Matters to a Vote of Security Holders .............      8

Item 5. Other Information ...............................................      8

Item 6. Exhibits and Reports on Form 8-K ................................      8

Signatures ..............................................................      8

Certifications ..........................................................      9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                           June 30, 2003                December 31,
                                                                                            (Unaudited)                     2002
                                                                                            ------------               ------------
Assets
                  Cash and temporary investments                                            $    851,817               $  1,652,953
                                                                                            ------------               ------------

                  Investments -
                  Accrued interest receivable                                                     25,509                     38,570
                  Mortgages receivable                                                           757,010                    824,048
                  Investment in partnership                                                      342,500                    342,500
                  Land held for sale                                                           3,135,089                  3,135,089
                                                                                            ------------               ------------
                                                                                               4,260,108                  4,340,207
                  Less - Reserve for losses                                                     (590,898)                  (590,898)
                                                                                            ------------               ------------
                       Total investments, net                                                  3,669,210                  3,749,309
                                                                                            ------------               ------------
                  Total assets                                                              $  4,521,027               $  5,402,262
                                                                                            ============               ============

Liabilities
                  Accounts payable and other liabilities                                    $      9,962               $      5,959
                  Accrued property taxes                                                             107                        767
                  Dividends payable                                                              185,103                    647,841
                                                                                            ------------               ------------

                  Total liabilities                                                              195,172                    654,567
                                                                                            ------------               ------------

Stockholders' Equity
                  Common stock-Class A                                                           185,103                    185,103
                  Common stock-Class B                                                                10                         10
                  Additional paid-in capital                                                  21,670,997                 21,670,997
                  Distributions in excess of income                                          (17,530,255)               (17,108,415)
                                                                                            ------------               ------------

                  Total stockholders' equity                                                   4,325,855                  4,747,695
                                                                                            ------------               ------------

                  Total liabilities & stockholders' equity                                  $  4,521,027               $  5,402,262
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

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   Three months     Three months      Six months        Six months
                                                                      ended            ended             ended             ended
                                                                  June 30, 2003     June 30,2002     June 30, 2003     June 30, 2002
                                                                  -------------     ------------     -------------     -------------
Income
      Interest on mortgages                                        $    14,596       $    67,697      $    29,435       $   104,501
      Interest on temporary investments                                  2,286             6,426            4,924            14,903
      Other income                                                       3,250             3,000            6,250             6,000
                                                                   -----------       -----------      -----------       -----------

      Total income before sale of properties                            20,132            77,123           40,609           125,404
                                                                   -----------       -----------      -----------       -----------

Expenses

      Professional services                                             11,839            17,993           36,366            35,920
      Advisory fee                                                       3,319             4,112            7,064             9,012
      Administration and general                                        12,259            10,856           32,214            37,802
      Directors' fees                                                    5,800             5,800           11,600            11,600
      Property taxes                                                     2,500             4,400            5,000             6,900
                                                                   -----------       -----------      -----------       -----------

      Total expenses                                                    35,717            43,161           92,244           101,234
                                                                   -----------       -----------      -----------       -----------

      Income (loss) before gain on sale of properties                  (15,585)           33,962          (51,635)           24,170
                                                                   -----------       -----------      -----------       -----------

      Net income (loss)                                            $   (15,585)      $    33,962      $   (51,635)      $    24,170
                                                                   ===========       ===========      ===========       ===========

Earnings per common share                                          $     (0.01)      $      0.02      $     (0.03)      $      0.01
Dividends declared per share                                       $      0.10       $      0.10      $      0.20       $      0.20
Weighted average number of shares of
  common stock outstanding                                           1,851,025         1,942,675        1,851,025         1,942,675

The accompanying notes are an integral part of these statements.

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             Six months ended       Six months ended
                                                                                               June 30, 2003          June 30, 2002
                                                                                             ----------------       ----------------
Cash Flows from Operating Activities:

   Net (loss) income                                                                            $   (51,635)          $   185,175
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities-
            Decrease in accrued interest receivable                                                  13,061               180,080
            Increase in accounts payable and other liabilities                                        3,343                (5,074)
                                                                                                -----------           -----------

               Net cash (used in) provided by operating activities                                  (35,231)              360,181
                                                                                                -----------           -----------

Cash flows from investing activities:
   Principal payments received from mortgages                                                        67,038               161,812
                                                                                                -----------           -----------

               Net cash provided by investing activities                                             67,038               161,812
                                                                                                -----------           -----------

Cash flows from financing activities:
   Additional investment in partnership                                                                  --               (18,800)
   Payment of dividends                                                                            (832,943)             (398,914
   Repurchase of Class A Common Stock                                                                    --              (506,430)
                                                                                                -----------           -----------

               Net cash used in financing activities                                               (832,943)             (924,144)
                                                                                                -----------           -----------

Increase in cash and temporary investments                                                         (801,136)             (402,151)

Cash and temporary investments - beginning of period                                              1,652,953             1,538,734
                                                                                                -----------           -----------
Cash and temporary investments - end of period                                                  $   851,817           $ 1,136,584
                                                                                                ===========           ===========

Schedule of Non-Cash Investing and Financing Activities:
   Dividends declared in excess of dividends paid                                               $   185,103           $   194,333

The accompanying notes are an integral part of these statements.

                         Arizona Land Income Corporation

                          Notes to Financial Statements
                                  June 30, 2003

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

Note 2 The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3 See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company's normal policy to discontinue the accrual of interest for notes in default as of the default date.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Arizona Land Income Corporation (the "Company") is an Arizona corporation, which has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from April 1, 2003 through June 30, 2003, and January 1, 2003 through June 30, 2003.

      For the quarter ended June 30, 2003, the Company had total income before sale of properties of approximately $20,000 compared to $77,000 for the quarter ended June 30, 2002. This decrease was primarily attributable to a decrease of approximately $53,000 in interest on mortgages.

      The Company's expenses for the quarter ended June 30, 2003 were approximately $36,000 compared to $43,000 for the quarter ended June 30, 2002. The decrease was primarily attributable to professional services decreasing to approximately $12,000 for the quarter ended June 30, 2003, compared to $18,000 for the quarter ended June 30, 2002.

      The Company reported a net loss of approximately $16,000 for the quarter ended June 30, 2003, compared to net income of approximately $34,000 for the quarter ended June 30, 2002. The net loss is attributable to the decrease in interest on mortgages noted above.

      The Company reported total income before sale of properties of approximately $41,000 for the operating period of January 1, 2003 through June 30, 2003, compared to approximately $125,000 for the same period during fiscal 2002. This decrease resulted from a decrease of approximately $75,000 in interest on mortgages and a decrease of approximately $10,000 in interest on temporary investments. For the operating period of January 1, 2003 through June 30, 2003, the Company reported expenses of approximately $92,000 compared to $101,000 for the same period during fiscal 2002. This decrease in expenses is primarily attributable to a decrease in professional fees noted above.

      The Company reported a net loss of approximately $52,000 for the period from January 1, 2003 through June 30, 2003, compared to net income for the comparable prior period of approximately $24,000. This decrease is attributable to a decrease in interest on mortgages noted above.

      The Company reported a decrease in cash and temporary investments of approximately $801,000 for the period from January 1, 2003 through June 30, 2003. This decrease resulted primarily from the principal payments received from mortgages of approximately $67,000 offset by dividend payments of approximately $833,000.

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

      On June 19, 2003, the Board of Directors declared a $.10 per share dividend with a record date of July 2, 2003, and payable July 16, 2003. The Company also paid a $.10 per share regular quarterly dividend and with a record date of April 2, 2003, payable on April 16, 2003.

      Management of the Company believes that funds generated from operations will be sufficient to meet the Company's capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

      As disclosed in the Company's prospectus used in connection with the Company's 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company's Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 4, 2003, the Board has not made a decision regarding the dissolution of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

      (a)   The Company held the Annual Meeting of Shareholders on May 15, 2003.

      (b) Thomas Hislop, Burton Freireich and Robert Blackwell were elected directors of the Company at the Annual Meeting.

      (c)   Tabulation of the voting was as follows:

                                                    Votes      Votes    Broker
            Name of Nominee           Votes For    Against    Withheld  Nonvotes
            ---------------           ---------    -------    --------  --------
            Thomas R. Hislop          1,776,575       0          0         0
            Burton P. Freireich       1,777,129       0          0         0
            Robert Blackwell          1,777,029       0          0         0

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


August 4, 2003                        /s/ Thomas R. Hislop
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

Date: August 4, 2003                        /s/ Thomas R. Hislop
                                            ------------------------------------
                                            Thomas R. Hislop
                                            Chief Executive Officer

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

Date: August 4, 2003                        /s/ Thomas R. Hislop
                                            ------------------------------------
                                            Thomas R. Hislop
                                            Chief Financial Officer