Form 10QSB/A
period 2003-06-30
ARIZONA LAND INCOME CORP
filed 2003-08-14
CIK 830748

FORM 10-QSB/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                June 30, 2003
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from _______________ to _______________

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

Yes     X            No
    --------            --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     N/A          No
    ----------          --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of August 13, 2003, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB includes updated 302 certifications set forth in Exhibits 31.1 and 31.2, and 906 certification set forth in Exhibit 32 and Item 3 of Part I which were inadvertently excluded from the previous filing.


                                Table of Contents

                                                                           Page

Part I

Item 1.       Financial Statements...........................................3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................7

Item 3.       Controls and Procedures........................................8

Part II

Item 1.       Legal Proceedings..............................................8

Item 2.       Changes in Securities..........................................8

Item 3.       Defaults upon Senior Securities................................8

Item 4.       Submission of Matters to a Vote of Security Holders............8

Item 5.       Other Information..............................................8

Item 6.       Exhibits and Reports on Form 8-K...............................8

Signatures...................................................................8

Certifications...............................................................9

                         ARIZONA LAND INCOME CORPORATION
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                           June 30, 2003                December 31,
                                                                                            (Unaudited)                     2002
                                                                                            ------------               ------------
Assets
                  Cash and temporary investments                                            $    851,817               $  1,652,953
                                                                                            ------------               ------------


                  Investments -                                                                   25,509                     38,570
                  Accrued interest receivable                                                    757,010                    824,048
                  Mortgages receivable                                                           342,500                    342,500
                  Investment in partnership                                                    3,135,089                  3,135,089
                                                                                            ------------               ------------
                  Land held for sale                                                           4,260,108                  4,340,207
                  Less - Reserve for losses                                                     (590,898)                  (590,898)
                                                                                            ------------               ------------
                       Total investments, net                                                  3,669,210                  3,749,309
                                                                                            ------------               ------------
                  Total assets                                                              $  4,521,027               $  5,402,262
                                                                                            ============               ============

Liabilities
                  Accounts payable and other liabilities                                    $      9,962               $      5,959
                  Accrued property taxes                                                             107                        767
                  Dividends payable                                                              185,103                    647,841
                                                                                            ------------               ------------

                  Total liabilities                                                              195,172                    654,567
                                                                                            ------------               ------------

Stockholders' Equity
                  Common stock-Class A                                                           185,103                    185,103
                  Common stock-Class B                                                                10                         10
                  Additional paid-in capital                                                  21,670,997                 21,670,997
                  Distributions in excess of income                                          (17,530,255)               (17,108,415)
                                                                                            ------------               ------------

                  Total stockholders' equity                                                   4,325,855                  4,747,695
                                                                                            ------------               ------------

                  Total liabilities & stockholders' equity                                  $  4,521,027               $  5,402,262
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

                         ARIZONA LAND INCOME CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             Six months ended       Six months ended
                                                                                               June 30, 2003          June 30, 2002
                                                                                             ----------------       ----------------
Cash Flows from Operating Activities:

   Net (loss) income                                                                            $   (51,635)          $   185,175
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities-
            Decrease in accrued interest receivable                                                  13,061               180,080
            Increase in accounts payable and other liabilities                                        3,343                (5,074)
                                                                                                -----------           -----------

               Net cash (used in) provided by operating activities                                  (35,231)              360,181
                                                                                                -----------           -----------

Cash flows from investing activities:
   Principal payments received from mortgages                                                        67,038               161,812
                                                                                                -----------           -----------

               Net cash provided by investing activities                                             67,038               161,812
                                                                                                -----------           -----------

Cash flows from financing activities:
   Additional investment in partnership                                                                  --               (18,800)
   Payment of dividends                                                                            (832,943)             (398,914)
   Repurchase of Class A Common Stock                                                                    --              (506,430)
                                                                                                -----------           -----------

               Net cash used in financing activities                                               (832,943)             (924,144)
                                                                                                -----------           -----------

   Increase in cash and temporary investments                                                      (801,136)             (402,151)

Cash and temporary investments - beginning of period                                              1,652,953             1,538,734
                                                                                                -----------           -----------
Cash and temporary investments - end of period                                                  $   851,817           $ 1,136,584
                                                                                                ===========           ===========

Schedule of Non-Cash Investing and Financing Activities:
   Dividends declared in excess of dividends paid                                               $   185,103           $   194,333

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

Item 3. Controls and Procedures.

     Within the 90-day period prior to the filing date of this report, we evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer
(CFO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities.

Not Applicable

Item 3. Defaults upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  The Company held the Annual Meeting of Shareholders on May 15, 2003.

     (b) Thomas Hislop, Burton Freireich and Robert Blackwell were elected directors of the Company at the Annual Meeting.

     (c)  Tabulation of the voting was as follows:

                                                                        Broker
        Name of Nominee      Votes For  Votes Against  Votes Withheld  Nonvotes
        ---------------      ---------  -------------  --------------  --------
        Thomas R. Hislop     1,776,575        0              0            0
        Burton P. Freireich  1,777,129        0              0            0
        Robert Blackwell     1,777,029        0              0            0

     (d)  Not Applicable

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

     31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).

     31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-B. (Filed herewith).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ARIZONA LAND INCOME CORPORATION






August 13, 2003                                         /s/ Thomas R. Hislop
---------------                                         ------------------------
Date                                                    Thomas R. Hislop
                                                        Vice President and
                                                        Chief Financial Officer