Form 10QSB
period 2003-09-30
ARIZONA LAND INCOME CORP
filed 2003-11-10
CIK 830748

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9900

ARIZONA LAND INCOME CORPORATION

(Exact name of registrant as specified in its charter)

Arizona	86-0602478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2999 N. 44th Street, Suite 100, Phoenix, Arizona 85018

(Address of principal executive offices)

(Zip Code)

(602) 952-6800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  N/A   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 5, 2003, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	September 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash and temporary investments	$1,425,730	$1,652,953

Investments–
Accrued interest receivable	1,255	38,570
Mortgages receivable	25,582	824,048
Investment in partnerships	342,500	342,500
Land held for sale	3,135,089	3,135,089

	3,504,426	4,340,207
Less – Reserve for losses	(590,898)	(590,898)

Total investments, net	2,913,528	3,749,309

Total assets	$4,339,258	$5,402,262

Liabilities

Accounts payable and other liabilities	$14,038	$5,959
Accrued property taxes	2,607	767
Dividends payable	185,103	647,841

Total liabilities	201,748	654,567

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of income	(17,718,600)	(17,108,415)

Total stockholders’ equity	4,137,510	4,747,695

Total liabilities and stockholders’ equity	$4,339,258	$5,402,262

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended Sept. 30, 2003	Three months ended Sept. 30, 2002	Nine months ended Sept. 30, 2003	Nine months ended Sept. 30, 2002
Income
Interest on mortgages	$9,884	$29,513	$39,319	$134,014
Interest on temporary investments	1,350	6,822	6,274	21,725
Other income	3,750	3,000	10,000	9,000

Total income before gain on sale of properties	14,984	39,335	55,593	164,739

Expenses
Professional services	2,593	3,817	38,959	39,736
Advisory fee	3,195	4,190	10,259	13,202
Administration and general	5,739	5,677	37,952	43,479
Directors’ fees	4,200	5,800	15,800	17,400
Property taxes	2,500	2,500	7,500	9,401

Total expenses	18,227	21,984	110,470	123,218

Loss before gain on sale of properties	(3,243)	17,351	(54,877)	41,521

Net income	$(3,243)	$17,351	$(54,877)	$41,521

Earnings per common share	*	$0.01	$(0.03)	$0.02
Dividends declared per share	$0.10	$0.10	$0.30	$0.70
Weighted average number of shares of common stock outstanding	1,851,025	1,942,675	1,851,025	1,851,025

*	Less than $.01 per share

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Cash Flows from Operating Activities:

Net (loss) income	$(54,877)	$41,521
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Change in accrued interest receivable	37,315	137,354
Change in accounts payable and other liabilities	9,919	4,982

Net cash (used in) provided by operating activities	(7,643)	183,857

Cash Flows from Investing Activities:
Principal payments received from mortgages	798,466	1,990,642

Net cash provided by investing activities	798,466	1,990,642

Cash Flows from Financing Activities:
Payment of dividends	(1,018,046)	(1,359,873)

Net cash used in financing activities	(1,018,046)	(1,359,873)

Increase in cash and temporary investments	(227,223)	814,626
Cash and temporary investments – beginning of period	1,652,953	1,023,857

Cash and temporary investments – end of period	$1,425,730	$1,838,483

Schedule of Non-Cash Investing and Financing Activities:
Dividends declared in excess of dividends paid	$185,103	$194,267

The accompanying notes are an integral part of these statements.

Arizona Land Income Corporation

Notes to Financial Statements

September 30, 2003

Note 1 – Basis of Presentation – The financial statements have been prepared by Arizona Land Income Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2 – The results of operations for the three and nine months ended November 5, 2003, are not necessarily indicative of the results to be expected for the full year.

Note 3 – See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company’s normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4 – On August 29, 2003, the Company received payment in full on mortgage receivable Loan No. 3-1 of approximately $764,000.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company”) is an Arizona corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from July 1, 2003 through September 30, 2003, and January 1, 2003 through September 30, 2003.

For the quarter ended September 30, 2003, the Company had total income before gain on sale of properties of approximately $15,000 compared to $39,000 for the quarter ended September 30, 2002. The Company’s expenses for the quarter ended September 30, 2003 were approximately $18,000 compared to $22,000 for the quarter ended September 30, 2002.

The Company reported a net loss of approximately $3,243 for the quarter ended September 30, 2003 compared to a net income of approximately $17,000 for the quarter ended September 30, 2002. The decrease in total income and net income is primarily attributable to a decrease in the amount of mortgage receivables outstanding in 2003 compared to 2002, and the resulting decrease in mortgage interest of approximately $20,100.

The Company reported total income before gain on sale of properties of approximately $56,000 for the nine months ended September 30, 2003 compared to $165,000 for the same period in the prior fiscal year.

For the nine months ended September 30, 2003, the Company’s expenses totaled approximately $110,000 compared to $123,000 for the same period in the prior fiscal year. The Company reported a net loss of approximately $55,000 for the nine months ended September 30, 2003 compared to net income of $42,000 in 2002. The decrease in total income and net income is primarily attributable to a decrease in mortgage receivables in 2003 compared to 2002, and the resulting decrease in mortgage interest of approximately $94,700.

The Company reported a decrease in cash and temporary investments of approximately $227,200 during the operating period of January 1, 2003 through September 30, 2003. This decrease resulted primarily from principal payments received from mortgages of approximately $798,000, and net cash distributions of approximately $1,018,000.

On August 29, 2003, the Company received a cash payoff of approximately $764,000 on Loan No. 3-1. This collection was in addition to periodic collections of principal on other notes.

On September 25, 2003, the Company declared a $.10 per share regular quarterly dividend with a record date of October 3, 2003, and payable on October 17, 2003. During the third quarter of 2003, the Company paid a dividend of $.10 per share with a record date of July 2, 2003, and payable July 16, 2003.

During the third quarter, the Company concluded negotiations with the Arizona Department of Transportation (“ADOT”) in regards to ADOT’s acquisition of an approximated 40 acre portion of the 300 plus acres of land located at the Southwest corner of Warner and Sossaman Roads in Mesa, Arizona. The Company will receive in excess of $1,450,000 cash for its 86.47% ownership interest in the property sold. It is anticipated that this sale will close in the fourth quarter. The Company is also currently in negotiations to sell the balance of this property with a third party.

Adverse market conditions negatively affected real estate values in the metropolitan Phoenix area during the early 1990’s resulting in a decline in real estate values and an increase in mortgage defaults. The Phoenix real estate market has improved and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances in this regard. Nonetheless, the Company will continue to vigorously assert any and all its legal rights in the event of a default.

Management of the Company believes that funds generated from operations will be sufficient to meet the Company’s capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

Item 2.	(Cont.)

As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of November 5, 2003, the Board has not made a decision regarding the dissolution of the Company.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Furnish the exhibits required by Item 601 of Regulation S-B

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-B. (Filed herewith).

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA LAND INCOME CORPORATION

November 4, 2003	/s/ Thomas R. Hislop

Date	Thomas R. Hislop Vice President and Chief Financial Officer