Form 10KSB
period 2003-12-31
ARIZONA LAND INCOME CORP
filed 2004-03-29
CIK 830748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-9900

ARIZONA LAND INCOME CORPORATION

(Exact name of small business issuer in its charter)

Arizona	86-0602478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 North 44th Street, Suite 100

Phoenix, Arizona 85018

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code (602) 952-6800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the fiscal year ended December 31, 2003 were $51,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant’s Series A Common Stock as reported by the American Stock Exchange on March 15, 2004, was approximately $4,100,000. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,851,025	shares of Class A Common Stock outstanding on March 15, 2004
100	shares of Class B Common Stock outstanding on March 15, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2004 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III, Items 9, 10, 11, 12, 13 and 14 of this Form 10-KSB to the extent stated herein.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background. Arizona Land Income Corporation (the “Company”) is a real estate investment trust organized as an Arizona corporation on March 10, 1988. On that same date, the Company issued 100 shares of the Company’s Class B Common Stock to YSP Holdings, Inc. (“YSP Holdings”), the Company’s sponsor, in return for an initial capital contribution of $1,000. Operations of the Company commenced on June 13, 1988, the date on which the Company completed its initial public offering.

In June 1988, the Company began investing in first mortgage loans on unimproved real property located primarily in the metropolitan Phoenix area. Such loans included mortgage loans secured or collateralized by first mortgages, first deeds of trust and real property subject to agreements for sale and subdivision trusts (“First Mortgage Loans”). From its inception until December 31, 1991, the Company purchased interests totaling $34,120,000 in twenty First Mortgage Loans. Since January 1, 1992, the Company has purchased only two First Mortgage Loans, and has had to institute foreclosure proceedings with respect to certain properties securing other First Mortgage Loans. See “Investment Objectives and Criteria” below. See also Note 4 to the financial statements included in Item 7 for additional information concerning the Company’s First Mortgage Loans. The Company has not identified any opportunities to make new loans; therefore, in the event of a loan maturity or sale of property, the Company currently intends to distribute the proceeds, beyond what is needed for day-to-day operations of the Company, to its shareholders.

The Company’s goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders’ net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company’s cash reserves at the time of the distribution as well as the Company’s projected need for operating capital. During the 2003 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 16, 2003 to shareholders of record on April 2, 2003. The second distribution was for $.10 per share and was paid on July 16, 2003 to shareholders of record on July 2, 2003. The third distribution was for $.10 per share and was paid on October 17, 2003 to shareholders of record on October 3, 2003. The fourth distribution was for $.50 per share and was paid on January 15, 2004 to shareholders of record on January 2, 2004.

No Present Intention to Dissolve. As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering, the Company’s intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Company’s Board of Directors possesses the discretion to (i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company’s Board of Directors determines that it is in the Company’s best interest to dispose of such investments, (ii) sell such First Mortgage Loans or real property on or about any proposed dissolution date, in which case the sale proceeds in excess of monies owed by the Company to its creditors would be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor (defined below) will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

Qualification as a Real Estate Investment Trust. The Company has qualified for real estate investment trust (“REIT”) status for all tax years since its inception, and management and the Company’s Board of Directors believes that the Company has completed the necessary steps to permit the Company to continue, if it so chooses, REIT status for the tax year ended December 31, 2003. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) qualified dividends paid to its shareholders. See Item 6 - Management’s Discussion and Analysis.

Generally, if the Company is to maintain its REIT status, it must meet a series of qualifications including: (i) restricting its investments principally to assets that produce interest from mortgage loans collateralized by real estate or that produce real property rental income; (ii) paying out at least 90% of its taxable income (excluding capital gains) to its shareholders; (iii) paying taxes at corporate tax rates on capital gains or distribute capital gains as dividends to its shareholders; (iv) hold less than 10% of the voting securities of any single issuer; and (v) having an independent manager or advisor for its assets. If the Company fails to maintain its status as a REIT, the Company would not be entitled to deduct from its federal taxable income dividends paid to shareholders.

Investment Objectives and Criteria. In evaluating potential investments, the Company has historically considered such factors as: (i) the borrower’s cash investment in the real property securing the First Mortgage Loan; (ii) the loan-to-value ratio of the First Mortgage Loan; (iii) the maturity date of the First Mortgage Loan; (iv) the appraised value, if any, or past purchase prices of the real property securing the First Mortgage Loan; (v) the existence, if any, of significant debt junior to the first lien; (vi) the potential that the real property will appreciate in value; (vii) the identity, financial strength and payment history, if any, of the borrower under the First Mortgage Loan; (viii) the growth, tax and regulatory environment of the communities in which the properties are or will be located; (ix) the location and condition of the real property; (x) the supply of, and demand for, properties of similar type in the vicinity; (xi) the prospects for liquidity through the sale or foreclosure of the real property; and (xii) such other factors that become relevant in the course of the Company’s evaluation process.

The Company’s historical investment objective was to locate First Mortgage Loans that satisfied the foregoing investment criteria. Due to generally poor economic conditions in Arizona and in metropolitan Phoenix during the early 1990s, the Company did not acquire any additional First Mortgage Loans from 1989 until 1998 (other than refinancings or restructuring of existing First Mortgage Loans). The Company did not acquire any new First Mortgage Loans in 2003.

Management Arrangements. The Company has no employees. The Company’s affairs are managed by its non-salaried officers under the supervision of its Board of Directors. The Company and ALI Advisor, Inc. (the “Advisor”) entered into an advisory and servicing agreement (the “Advisory Agreement”) at the time of the Company’s incorporation. The Advisory Agreement has expired by its own terms; however, the Company and the Advisor have agreed to continue to operate as if the terms and conditions of the Advisory Agreement are still in effect.

Pursuant to the Advisor’s agreement with the Company, the Advisor is authorized to: (i) purchase First Mortgage Loans, subject to review and ratification by the Company’s Board of Directors; (ii) serve as the exclusive investment and financial advisor and provide research, economic and statistical data in connection with investments and financial policies; (iii) investigate, select and conduct relations with accountants, attorneys, brokers, investors, and others as necessary; (iv) maintain bank accounts and records deemed appropriate or requested by the Company’s Board; (v) perform or obtain accounting and other services; (vi) collect and remit principal and interest payments due on the First Mortgage Loans; and (vii) perform such other services as set forth in the Advisory Agreement.

The Company has agreed to pay the Advisor a servicing fee for servicing the Company’s First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company’s mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2003 and 2002, the Company paid the Advisor a servicing fee of approximately $13,340 and $17,281, respectively.

The Company also agreed to pay the Advisor a management fee for assisting the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders’ cumulative return on capital investment as of the end of such quarter exceeding 12.7%, and will equal 30% of the Company’s available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 2003 or 2002.

The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company’s First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 2003 or 2002.

2003 Land Sales. The Company sold a 40-acre parcel of land in the 2003 fiscal year.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s principal offices are located at the offices of Peacock, Hislop, Staley and Given (“PHS&G”), 2999 North 44th Street, Suite 100, Phoenix, Arizona, 85018. Messrs. Peacock, Hislop and Staley are officers and/or directors of the Company, and Messrs. Peacock, Hislop and Staley are the shareholders of ALI Advisor, Inc. The Company does not pay for the use of PHS&G’s facilities.

ITEM 3. LEGAL PROCEEDINGS.

[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[Not applicable.]

Executive Officers of The Company.

Barry W. Peacock, age 66, has served as the Company’s President since its inception in 1988. Mr. Peacock is Chairman of the Board of PHS&G, a position he has held since the inception of that company in June 1989. Mr. Peacock served as a senior executive with YSP from 1964 until June 1989, and most recently as Managing Director–Municipal Bonds.

Larry P. Staley, age 61, has served as the Company’s Vice President since its inception in 1988. Mr. Staley is Vice Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP, where he was employed from 1973 until he joined PHS&G in 1989.

David W. Miller, age 55, has served as Secretary of the Company since his election to such office on September 22, 1988. Mr. Miller has served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G in 1989.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has two classes of common equity securities, Class A Common Stock and Class B Common Stock. All 100 shares of the Company’s Class B Common Stock were purchased by YSP Holdings, the Company’s sponsor, in connection with the formation of the Company and are currently owned by YSP Holdings. The Company’s Class B Common Stock is not traded on any exchange.

The Company’s Class A Common Stock is listed for trading on the American Stock Exchange (“AMEX”). As of March 15, 2004, there were approximately 52 holders of record of the Class A Common Stock. In the Company’s estimation, based upon information available to the Company, there are approximately 650 beneficial owners of the Company’s Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 15, 2004 was $4.69 per share. The following table sets forth the high and low closing prices on AMEX of the Class A Common Stock for each quarterly period in 2002 and 2003 and the cash distributions paid per share of Class A Common Stock for such periods.

On March 15, 1994, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 758,975 shares of Class A Common Stock. The Company did not purchase any shares during the 2003 fiscal year. The Company intends to continue to periodically make open market purchases of its Class A Common Stock.

CALENDAR QUARTER	HIGH	LOW	DIVIDENDS/DISTRIBUTIONS DECLARED PER SHARE OF CLASS A COMMON STOCK (1)(2)
2002
First Quarter	6.09	4.50	0.50
Second Quarter	5.35	3.81	0.10
Third Quarter	4.30	3.35	0.10
Fourth Quarter	3.99	3.20	0.35
2003
First Quarter	4.66	4.21	0.10
Second Quarter	4.83	4.30	0.10
Third Quarter	4.89	4.55	0.10
Fourth Quarter	5.99	4.55	0.50

(1)	See Note 7 to the financial statements included in Item 7.
(2)	The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company’s cash reserves at the time of the distribution as well as the Company’s projected need for operating capital. During 2003, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 16, 2003 to shareholders of record on April 2, 2003. The second distribution was for $.10 per share and was paid on July 16, 2003 to shareholders of record on July 2, 2003. The third distribution was for $.10 per share and was paid on October 17, 2003 to shareholders of record on October 3, 2003. The fourth distribution was for $.50 per share and was paid on January 15, 2004 to shareholders of record on January 2, 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Year Ended December 31, 2003 vs. 2002.

The Company had net income of approximately $1,044,250 or $.56 per share of Class A Common Stock, for the year ended December 31, 2003, compared to net income of approximately $41,500 or $.02 per share of Class A Common Stock, for the year ended December 31, 2002. The increase in net income for the year ended in December 31, 2003 was primarily attributable to gains on sale of land and offset by a decrease of interest income on mortgages and trading securities and by an increase in expenses. Interest income from First Mortgage Loans decreased to approximately $34,300 from $154,000 in 2002; interest income earned from trading securities decreased to approximately $24,500 from approximately $39,400 in 2002.

The Company’s expenses increased in aggregate to approximately $161,000 in 2003, compared to approximately $140,000 in 2002. This increase was attributable to the increase in reserve for bad debt of approximately $25,000.

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

The Company’s expenses increased in the aggregate to approximately $161,000 in 2003, compared to approximately $141,000 in 2002. This increase of approximately $20,000 was primarily attributable to an increase in reserve of approximately $25,000 for bad debt and an increase of approximately $5,000 in fees for professional services, partially offset by a decrease of approximately $5,000 in aggregate in fees paid to the Company’s Advisor and directors, as well as a decrease in expenses related to the general administration.

Net cash used in operating activities was approximately $870,000 in 2003, as compared to net cash of approximately $85,800 provided by operating activities in 2002. Net cash provided by investing activities in 2003 and 2002 was approximately $2,240,000 and $2,340,000, respectively. Net cash used for financing activities in 2003 and 2002 was approximately $1,480,000 and $2,332,000, respectively. The Company recorded a loan loss reserve of approximately $25,000 in 2003. Although the Company believes that the loans are fully collateralized, it was determined that there was no net realizable value of these mortgages, due to the projected costs of collection and foreclosure efforts.

Outlook

Forward-Looking Statements. The following discussion contains statements about future events, expectations, risks and uncertainties that constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. The Company qualifies any forward-looking statements entirely by these cautionary factors.

Real Estate Investment Outlook. Refinancing of the loan or sale of the underlying real property serves as a principal method for borrowers to repay mortgage loans on unimproved real property such as the Company’s First Mortgage Loans. In Arizona in general, and in metropolitan Phoenix in particular, a number of factors combined to negatively impact borrowers’ ability to refinance their loans on unimproved real property or sell the underlying property during the early 1990s. First, the shortage of available financing for real estate development and improvement reduced the demand for unimproved real property, causing a lack of liquidity in the market for unimproved property. Second, real estate values in metropolitan Phoenix had been in decline and only began to stabilize in the middle to late 1990s. Third, the lack of liquidity and decline in values resulted in a large number of defaults on mortgage loans on unimproved real property. In turn, this resulted in the acquisition of large real estate portfolios by Arizona financial institutions. These financial institutions, some of which were under government supervision, contributed to the illiquidity in the market by holding their portfolios for extended periods of time.

The Company believes these and other factors have negatively impacted borrowers’ ability to pay on their First Mortgage Loans. Because interest payments on First Mortgage Loans constitute the Company’s primary source of income, borrowers’ failure to pay on their First Mortgage Loans have had a significant adverse impact on the Company’s operating results. In appropriate circumstances, the Company has modified a First Mortgage Loan at the request of the borrower. These modifications have included the deferral by the Company of principal due, the deferral of interest and, in certain instances, a decrease in the interest rate paid by the borrower. In other circumstances, the Company has instituted foreclosure and other legal proceedings to protect its interest in the First Mortgage Loan and the underlying property. As a result, the Company now owns and has sold a number of properties. See Notes 4 and 5 to the financial statements, included in Item 7 for additional information concerning the Company’s First Mortgage Loans and for information regarding land held for sale. The Company has not identified any opportunities to make new loans; therefore, in the event of a loan maturity or sale of property, the Company currently intends to distribute the proceeds, beyond what is needed for day-to-day operations of the Company, to its shareholders.

Potential Dissolution. As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering and in the subsequent annual reports on Form 10-KSB, the Company’s intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Company’s Board of Directors possesses the discretion to (i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company’s Board of Directors determines that it is in the Company’s best interest to dispose of such investments, (ii) sell such First Mortgage Loans or real property on or about any proposed dissolution date, in which case the sale proceeds in excess of monies owed by the Company to creditors would be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

Liquidity and Capital Resources

The Company believes that the funds generated from the sale of its properties will be sufficient to meet the Company’s working capital requirements and to finance any additional investments. No other arrangements, such as lines of credit, have been made to obtain external sources of liquidity. However, the Company believes that such arrangements could be obtained by the Company, if necessary.

The Company currently has no commitments for any material capital expenditures and does not anticipate any such expenditures in the foreseeable future.

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable, land held for sale and certain other investments. The carrying value of the receivables is reported at the principal balance less any allowance for notes that, in the opinion of management, are impaired. At December 31, 2003, the Company provided an allowance for the full remaining principal balance of $25,285 on mortgage notes receivable. Land held for sale carries an impairment allowance of $517,036 at December 31, 2003. However, in the year ended December 31, 2003, the Company sold an approximately 40-acre parcel of land adjacent to the remainder of the land held for sale at a gain of $1,154,207. The Company has determined that the carrying value of $351,485 in its investment in Pinnacle Peak Office/Resort Investors, LLC is not impaired at December 31, 2003.

Dividends

During the 2003 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 16, 2003 to shareholders of record on April 2, 2003. The second distribution was for $.10 per share and was paid on July 16, 2003 to shareholders of record on July 2, 2003. The third distribution was for $.10 per share and was paid on October 17, 2003 to shareholders of record on October 3, 2003. The fourth distribution was for $.50 per share and was paid on January 15, 2004 to shareholders of record on January 2, 2004.

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

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of

Arizona Land Income Corporation:

We have audited the accompanying balance sheet of Arizona Land Income Corporation as of December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 2003, and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

/s/ EPSTEIN, WEBER & CONOVER, P.L.C.
Scottsdale, Arizona
February 3, 2004

ARIZONA LAND INCOME CORPORATION

BALANCE SHEET

DECEMBER 31, 2003

ASSETS:
Cash and cash equivalents	$14,211

Investments —
Trading securities	2,626,965
Accrued interest receivable	24,017
Investment in partnership	351,485
Land held for sale	2,749,453
Less -allowance for impairment on land	(517,036)

Total investments, net	5,234,884

TOTAL ASSETS	$5,249,095

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and other liabilities	$8,754
Accrued property taxes	3,726
Dividends payable	925,494

Total liabilities	937,974

STOCKHOLDERS’ EQUITY:
Class A common stock, $.10 stated value, 10,000,000 shares authorized, 1,851,025 shares issued and outstanding	185,103
Class B common stock, $.10 stated value, 10,000 shares authorized, 100 shares issued and outstanding	10
Additional paid-in capital	21,670,997
Distributions in excess of earnings	(17,544,989)

Total stockholders’ equity	4,311,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,249,095

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
INCOME:
Interest income on mortgages	$39,319	$154,094
Interest income on trading securities	24,470	39,379
Equity in net loss from investment in partnership	(13,015)	(11,333)

Total income	50,774	182,140

EXPENSES:
Property taxes	10,000	11,901
Professional services	42,677	37,848
Advisory fees to related party	13,340	17,281
General and administration	47,833	50,430
Director’s fees	21,600	23,200
Bad debt	25,285	—

Total expenses	160,735	140,660

(LOSS) INCOME BEFORE GAIN ON SALE OF PROPERTIES	(109,961)	41,480

GAIN ON SALE OF PROPERTIES, net	1,154,207	—

NET INCOME	$1,044,246	$41,480

NET INCOME PER SHARE:	$0.56	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	1,851,125	1,918,428

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
	Shares	Amount
BALANCE, December 31, 2001	1,942,775	$194,277	$21,986,289	$(15,142,163)	$7,038,403
Repurchase of Class A common stock	(91,650)	(9,164)	(315,292)	—	(324,456)
Dividends declared	—	—	—	(2,007,732)	(2,007,732)
Net income	—	—	—	41,480	41,480

BALANCE, December 31, 2002	1,851,125	$185,113	$21,670,997	$(17,108,415)	$4,747,695
Dividends declared	—	—	—	(1,480,820)	(1,480,820)
Net income	—	—	—	1,044,246	1,044,246

BALANCE, December 31, 2003	1,851,125	$185,113	$21,670,997	$(17,544,989)	$4,311,121

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF CASH FLOWS FOR THE

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,044,246	$41,480
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of investment in partnership	13,015	11,333
Allowance on mortgage notes receivable	25,286
Gain on sale of land	(1,154,207)
Changes in assets and liabilities:
Trading securities	(1,094,687)	(535,727)
Accrued interest receivable	14,553	123,854
Accounts payable and other liabilities	2,795	(7,168)
Accrued property taxes	2,959	(1,538)
Dividends payable	277,653	453,573

Net cash (used) provided by operating activities	(868,387)	85,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received under mortgage notes receivable	798,763	2,346,750
Proceeds from sale of land	1,465,980
Additional investment in partnership	(22,000)	(7,000)

Net cash provided by investing activities	2,242,743	2,339,750

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(1,480,820)	(2,007,732)
Repurchase of Class A common stock	—	(324,456)

Net cash used for financing activities	(1,480,820)	(2,332,188)

INCREASE IN CASH AND CASH EQUIVALENTS	(106,464)	93,369

CASH AND CASH EQUIVALENTS, beginning of year	120,675	27,306

CASH AND CASH EQUIVALENTS, end of year	$14,211	$120,675

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Dividends declared in excess of dividends paid	$277,653	$453,573

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA LAND INCOME CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

1.	ORGANIZATION AND OPERATIONS

Arizona Land Income Corporation (the Company) was incorporated in the State of Arizona on March 10, 1988 as a wholly owned subsidiary of YSP Holdings, Inc. and completed an initial public offering on June 13, 1988. The net proceeds of the initial public offering of $25,808,600 were used to acquire and originate mortgage loans secured by unimproved real property located primarily in the Phoenix, Arizona metropolitan area. The Company has two classes of common stock, Class A and Class B. The Class A shares are listed for trading on the American Stock Exchange.

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

Mortgage Notes Receivable: Mortgage notes receivable are presented at their unpaid principal balances in the accompanying balance sheet. It is the Company’s policy to discontinue the accrual of interest for notes in default as of the default date. In management’s opinion, mortgage notes receivable are stated at amounts not in excess of net realizable value.

Investment in Partnership: The Company owns a 19.46% limited partnership interest in Pinnacle Peak Office/Resort Investors. The Company accounts for this investment under the equity method. The Company incurred a loss of $13,015 and $11,333 as its equity in the net loss of this entity in the years ended December 31, 2003 and 2002 respectively. The Company invested an additional $22,000 and $7,000 in the years ended December 31, 2003 and 2002 respectively. In management’s opinion, the carrying value of this investment is not in excess of net realizable value.

Revenue Recognition: Revenue from land sales is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate, which requires that there is a valid sales contract, an adequate down payment, a reasonable likelihood that any related receivable will be collected and that all conditions precedent to the closing have been performed.

Interest income from mortgage notes receivable is recognized using the interest method. Accrual of interest income is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan becomes current, and past-due interest income is recognized at that time. In addition, a detailed review of commercial loans will cause earlier suspension of interest accrual if collection is deemed doubtful. The Company has no material mortgage notes receivable in default or impaired at December 31, 2003.

Income Taxes and REIT Status: The Company has elected treatment as a real estate investment trust (REIT) under Internal Revenue Code (IRC) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct certain qualifying distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 90% of the REIT’s taxable income. The Company has met the distribution requirement for all years presented, and thus has not recorded any income tax provision in the accompanying statements of operations.

For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. As a result of these differences, taxable income before deductions for dividends paid totaled approximately $1,025,000 and $41,000 in the years ended December 31, 2003 and 2002 respectively. Net operating losses for federal income tax purposes available to offset future taxable income totaled approximately $2,243,000 at December 31, 2003 and expire through the year ending 2010.

Income Per Common Share: Income per common share is computed based upon the weighted average number of shares of common stock outstanding during the year. There are no stock options, warrants or other common stock equivalents outstanding at December 31, 2003 and 2002.

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

Recently Issued Accounting Pronouncements: In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The provisions of APB No. 30 distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 will not have a material effect on its financial position or results of operations.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and amended the Interpretation in December 2003. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. Although the Company may retain limited interests in variable interest entities, the Company anticipates that the adoption of FIN No. 46 will not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company anticipates that the adoption of SFAS No. 149 will not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company anticipates that the adoption of SFAS No. 150 will not have a material effect on its financial position or results of operations.

3.	CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of treasury securities and mortgage notes receivable. The Company’s treasury securities are placed with a major bank. The Company’s mortgage notes receivable result primarily from the sale of property to a broad base of borrowers although several loans are a significant portion of total assets (see Note 4). The Company’s investment policy limits its overall exposure to concentrations of credit risk.

4.	MORTGAGE NOTES RECEIVABLE

Mortgage note receivable 3-1 that had a principal balance receivable at January 1, 2003 of $794,385 was collected in full during the year ended December 31, 2003. The remaining aggregate balance receivable of $25,285 on mortgage loan receivable number 6 which consisted of 27 lots and 26 debtors in Hidden Valley Ranch, Pinal County, Arizona was fully reserved at December 31, 2003. Although the Company believes that the loans are fully collateralized, it was determined that there was no net realizable value of these mortgages due to the projected costs of collection and foreclosure efforts.

5.	LAND HELD FOR SALE

Land held for sale at December 31, 2003 consisted of the following:

Loan Number	Property Description	Company’s Participation	Carrying Value
6	314.5 acres – Southwest corner of Warner and Sossaman Roads – Maricopa County, Arizona	86.47%	$2,693,563

17	.01 acres – Southwest corner of I-17 and Deer Valley Road, Phoenix, Arizona	100%	55,890

			$2,749,453

The reserve for impairment losses of $517,036 at December 31, 2003, relates to original Loan 6. The reserve was proportionately reduced in the year ended December 31, 2003 to account for a sale of a 40-acre parcel of land in 2003. The 40-acre parcel was part of the approximately 355-acre parcel to which the original reserve applied.

6.	RELATED PARTY TRANSACTIONS

The Company is a party to the following agreements with affiliates who share common management and directors with the Company:

ALI Advisor Inc. – The Company pays a quarterly advisory fee of 30% of available cash in any quarter in which the cumulative return to investors is in excess of 12.7%. No such fees were paid during the years ended December 31, 2003 and 2002 as the cumulative return requirement was not met. The Company also pays a quarterly servicing fee for servicing loans of 1/16 of 1% of total assets, as defined. In addition, certain other overhead expenses may be paid. Such servicing fees and other overhead costs totaled $13, 340 and $17,281 in the years ended December 31, 2003 and 2002 respectively.

PHS Mortgage, Inc. – All loans made after the initial purchase at June 13, 1988, have been originated by the mortgage company and origination fees were paid by the borrowers. No such fees were paid in 2003 and 2002 as no new loans were originated.

Peacock, Hislop, Staley & Given – The Company utilizes PHSG on certain investment transactions involving excess cash. No fees are paid for such services.

Director’s fees totaling $21,600 were paid to independent directors for board service during the year.

7.	DIVIDENDS

Class A dividends for years ended December 31, 2003 and 2002 are as follow:

Date Declared	Per Share	Amount
March 24, 2003	$0.10	$185,102
May 14, 2003	0.10	185,102
August 6, 2003	0.10	185,102
December 16, 2003	0.50	925,513

Total 2003	$0.80	$1,480,819

March 1, 2002	$0.50	$971,357
June 18, 2002	0.10	194,267
September 24, 2002	0.10	194,267
December 20, 2002	0.35	647,841

	$1.05	$2,007,732

Approximately 69% and 3% of dividends declared in the years ended December 31, 2003 and 2002 respectively represented distributions of ordinary taxable income. The remainder represented a return of capital or capital gain income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 2, 2002, the Company’s Board of Directors, in consultation with its Audit Committee, decided to dismiss its independent auditors, Arthur Andersen LLP (“Arthur Andersen”). The Board subsequently engaged the services of Epstein, Weber & Conover, P.L.C. (“Epstein, Weber & Conover”) as the Company’s new independent auditors. The change in auditors became effective July 2, 2002.

The audit reports of Arthur Andersen on the Company’s consolidated financial statements of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two fiscal years ended December 31, 2001 and 2002, and through the date of the Board’s decision to terminate the engagement of Arthur Andersen as the Company’s independent public accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such years.

None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-B occurred during the Company’s two fiscal years ended December 31, 2001 and 2002, or through the date of the Board’s termination of Arthur Andersen.

During the Company’s two fiscal years ended December 31, 2001 and 2002, through the date of the Board’s decision to hire Epstein, Weber & Conover, the Company did not consult Epstein, Weber & Conover with respect to any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedure are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART III

The information required by this Part III will be provided in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2003, and is incorporated herein by reference to the following extent. With the exception of the information specifically incorporated by reference into this report on Form 10-KSB, the Company’s Proxy Statement is not being filed as a part hereof.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information responsive to this item is incorporated herein by reference to the “Information Concerning Directors and Nominees” section contained in the Company’s definitive Proxy Statement. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at Part I of this Report.

ITEM 10. EXECUTIVE COMPENSATION.

The Company did not compensate its executive officers for their services in the fiscal year ending December 31, 2003. Additional information responsive to this item is incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information concerning the Class A Common Stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information responsive to this item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section of the Company’s Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II of this Form 10-KSB.

(a)	Exhibits.

Exhibit Number	Description Method of Filing	Page or Method of Filing
3-A	Articles of Incorporation of the Company, as amended.	Incorporated by Reference to Exhibit 3-A to Amendment No. 3 to S-18 No. 33-20625.

3-B	Bylaws of the Company, as amended.	Incorporated by Reference to Exhibit 3-B to Amendment No. 3 to S-18 No. 33-20625.

10-A	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company.	Incorporated by Reference to Exhibit 10-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

10-B	January 17, 1989 Stock Purchase and Sale Agreement between Young, Smith & Peacock Holdings, Inc., Young, Smith & Peacock, Inc., Barry W. Peacock, Thomas R. Hislop and Larry P. Staley.	Incorporated by Reference to the Company’s Report on Form 8-K dated January 30, 1989

10-C	Modification of Loan Document dated July 21, 1990, between ALI Advisor, Inc. and Pinnacle Peak Office/Resort Investors Limited Partnership, an Arizona limited partnership (Loan 1).	Incorporated by Reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (“1990 Form 10-K”)

10-D	Modification of Loan Documents dated July 1, 1990, between ALI Advisor, Inc. and North Scottsdale Horseman’s Park Limited Partnership III, an Arizona limited partnership (Loan 5b).	Incorporated by Reference to Exhibit 10-F to the 1990 Form 10-K

Exhibit Number	Description Method of Filing	Page or Method of Filing
10-E(1)	Indemnification Agreement dated May 12, 1992 between Arizona Land Income Corporation and Robert Blackwell.	Incorporated by Reference to Exhibit 10-L to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993

10-E(2)	Indemnification Agreement dated October 1, 1991 between Arizona Land Income Corporation and Burton Freireich.	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994

24	Powers of Attorney	See Signature page

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-B	Filed herewith

(b)	Reports on Form 8-K

During the last quarter of 2003, the Company filed no reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section of the Company’s Proxy Statement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2004.

ARIZONA LAND INCOME CORPORATION

By:	/s/ Thomas R. Hislop
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

Signature	Title	Date

/s/ Barry W. Peacock Barry W. Peacock	President	March 29, 2004

/s/ Thomas R. Hislop Thomas R. Hislop	Chairman of the Board, Vice President, Treasurer, Chief Executive Officer and Chief Financial Officer	March 29, 2004

/s/ Larry P. Staley Larry P. Staley	Vice President	March 29, 2004

/s/ Robert Blackwell Robert Blackwell	Unaffiliated Director	March 29, 2004

/s/ Burton P. Freireich Burton P. Freireich	Unaffiliated Director	March 29, 2004

Exhibit 31.1

CERTIFICATION

I, Thomas R. Hislop, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Arizona Land Income Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial report; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: March 29, 2004.

/s/ Thomas R. Hislop
Thomas R. Hislop
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Thomas R. Hislop, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Arizona Land Income Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial report; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: March 29, 2004.

/s/ Thomas R. Hislop
Thomas R. Hislop
Chief Financial Officer

Exhibit 32

CERTIFICATION

In connection with the annual report of Arizona Land Income Corporation (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas R. Hislop, Chief Executive Officer and Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas R. Hislop
Thomas R. Hislop
Chief Executive Officer
Chief Financial Officer
Arizona Land Income Corporation
March , 2004

Exhibit Index

Exhibit Number	Description Method of Filing	Page or Method of Filing
3-A	Articles of Incorporation of the Company, as amended.	Incorporated by Reference to Exhibit 3-A to Amendment No. 3 to S-18 No. 33-20625.

3-B	Bylaws of the Company, as amended.	Incorporated by Reference to Exhibit 3-B to Amendment No. 3 to S-18 No. 33-20625.

10-A	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company.	Incorporated by Reference to Exhibit 10-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

10-B	January 17, 1989 Stock Purchase and Sale Agreement between Young, Smith & Peacock Holdings, Inc., Young, Smith & Peacock, Inc., Barry W. Peacock, Thomas R. Hislop and Larry P. Staley.	Incorporated by Reference to the Company’s Report on Form 8-K dated January 30, 1989

10-C	Modification of Loan Document dated July 21, 1990, between ALI Advisor, Inc. and Pinnacle Peak Office/Resort Investors Limited Partnership, an Arizona limited partnership (Loan 1).	Incorporated by Reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (“1990 Form 10-K”)

10-D	Modification of Loan Documents dated July 1, 1990, between ALI Advisor, Inc. and North Scottsdale Horseman’s Park Limited Partnership III, an Arizona limited partnership (Loan 5b).	Incorporated by Reference to Exhibit 10-F to the 1990 Form 10-K

10-E(1)	Indemnification Agreement dated May 12, 1992 between Arizona Land Income Corporation and Robert Blackwell.	Incorporated by Reference to Exhibit 10-L to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993

10-E(2)	Indemnification Agreement dated October 1, 1991 between Arizona Land Income Corporation and Burton Freireich.	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994

24	Powers of Attorney	See Signature page

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-B	Filed herewith