Form 10QSB
period 2004-03-31
ARIZONA LAND INCOME CORP
filed 2004-05-13
CIK 830748

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 13, 2004, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

ARIZONA LAND INCOME CORPORATION

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED MARCH 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and temporary investments	$1,704,906	$2,641,176

Investments –
Accrued interest receivable	3,424	24,017
Investment in partnership	351,485	351,485
Land held for sale	2,749,453	2,749,453

	3,104,362	3,124,955
Less – Reserve for losses	(517,036)	(517,036)

Total investments, net	2,587,326	2,607,919

Total assets	$4,292,232	$5,249,095

Liabilities
Accounts payable and other liabilities	$11,824	$8,754
Accrued property taxes	6,226	3,726
Dividends payable	185,103	925,494

Total liabilities	203,153	937,974

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of income	(17,767,031)	(17,544,989)

Total stockholders’ equity	4,089,079	4,311,121

Total liabilities and stockholders’ equity	$4,292,232	$5,249,095

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Income
Interest on mortgages	$297	$14,839
Interest on temporary investments	4,692	2,638
Sign lease income	3,750	3,000

Total income	8,739	20,477

Expenses
Professional services	12,192	24,526
Advisory fees	3,604	3,745
Administration and general	19,081	19,955
Directors’ fees	8,300	5,800
Property taxes	2,500	2,500

Total expenses	45,677	56,526

Net loss	$(36,938)	$(36,049)

Earnings per common share	$(0.02)	($0.02)
Dividends declared per share	$0.10	$0.50
Weighted average number of shares of common stock outstanding	1,851,025	1,851,025

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Cash flows from operating activities:
Net loss	$(36,938)	$(36,049)
Adjustments to reconcile net loss to net cash used in operating activities-
Decrease in accrued interest receivable	20,593	27,170
Increase in accounts payable and other liabilities	5,569	2,252

Net cash used in operating activities	(10,776)	(6,627)

Cash flows from investing activities:
Principal payments received under mortgages	—	65,317

Net cash provided by investing activities	—	65,317

Cash flows from financing activities:
Payments of dividends	(925,494)	(647,841)

Net cash used in financing activities	(925,494)	(647,841)

Increase (decrease) in cash and temporary investments	(936,270)	(589,151)
Cash and temporary investments – beginning of period	2,641,176	1,652,953

Cash and temporary investments – end of period	$1,704,906	$1,063,802

Schedule of Non-Cash Investing and Financing Activities:
Dividends declared in excess of dividends paid	$185,103	$185,103

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Notes to Financial Statements

March 31, 2004

Note 1	Basis of Presentation – The financial statements have been prepared by Arizona Land Income Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2	The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 3	See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company’s normal policy to discontinue the accrual of interest for notes in default as of the default date.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company”) is an Arizona corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2004 through March 31, 2004, and January 1, 2003 through March 31, 2003.

Results of Operations

For the quarter ended March 31, 2004, the Company had total income of approximately $8,700 compared to approximately $20,500 for the quarter ended March 31, 2003. This decrease was primarily attributable to a decrease in interest on mortgages from approximately $15,000 to approximately $300.

The Company’s expenses for the quarter ended March 31, 2004 were approximately $46,000 compared to approximately $57,000 for the quarter ended March 31, 2003. The Company’s administration and general expenses decreased to approximately $19,000 for the quarter ended March 31, 2004, compared to approximately $20,000 for the quarter ended March 31, 2003; and the fees for professional services decreased to approximately $12,000 for the quarter ended March 31, 2004 from approximately $25,000 for the same period of 2003. The decrease in expenses was partially offset by an increase in directors’ fees to approximately $8,300 for the quarter ended March 31, 2004, compared to approximately $5,800 for the quarter ended March 31, 2003.

The Company reported a net loss of approximately $37,000 for the quarter ended March 31, 2004, compared to net loss of approximately $36,000 for the quarter ended March 31, 2003. The increase in net loss, which is partially offset by a decrease in expenses, is attributable primarily to the decrease in interest on mortgages, as noted above.

For the operating period of January 1, 2004 through March 31, 2004, the Company reported a decrease in cash and temporary investments of approximately $936,000. The decrease is due primarily to the payment of dividends of approximately $926,000, which had been accrued at December 31, 2003.

During the first quarter of 2004, the Company opened escrow to sell the remaining 280 acres located at the Southwest corner of Warner and Sossaman Roads in Mesa, Arizona to a property developer for approximately $30,000 an acre, 25% down, and a five-year note. The escrow is scheduled to close in May 2004.

Adverse market conditions negatively affected real estate values in the metropolitan Phoenix area during the early 1990s, resulting in a decline in real estate values and an increase in mortgage defaults. The Phoenix real estate market has improved and land values have stabilized and improved in certain instances. The Company believes that such improvements will reduce the number of loan defaults or modifications; however, there can be no assurances in this regard. Nonetheless, the Company will continue to vigorously assert any and all of its legal rights in the event of default.

On March 31, 2004, the Company increased the number of directors serving on the board from three to four members and elected David W. Miller to the new directorship. Mr. Miller is Managing Director and the Chief Financial Officer of Peacock, Hislop, Staley & Given, Inc. Mr. Miller will serve as a member of the board’s audit committee.

Liquidity and Capital Resources

Management of the Company believes that funds generated from operations will be sufficient to meet the Company’s capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

On March 23, 2004, the Company declared a $.10 per share regular quarterly dividend with a record date of April 1, 2004, payable on April 15, 2004. During the first quarter of 2004, the Company paid a dividend of $.10 per share and a $.40 per share extraordinary cash distribution with a record date of January 2, 2004, payable January 15, 2004.

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable, land held for sale and certain other investments. The carrying value of the receivables is reported at the principal balance less any allowance for notes that, in the opinion of management, are impaired. At March 31, 2004, the Company provided an allowance for the full remaining principal balance of $25,285 on mortgage notes receivable. Land held for sale carries an impairment allowance of $517,036 at March 31, 2004. However, in the year ended December 31, 2003, the Company sold an approximately 40-acre parcel of land adjacent to the remainder of the land held for sale at a gain of $1,154,207. The Company has determined that the carrying value of $351,485 in its investment in Pinnacle Peak Office/Resort Investors, LLC is not impaired at March 31, 2004.

As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 12, 2004, the Board has not made a decision regarding the dissolution of the Company.

Recent Developments

On May 10, 2004, the Company sold the remaining 280 acres located in Mesa, Arizona. The sale price was approximately $6,817,000, which was paid part in cash and part by the buyer’s delivery of a $5,229,000 promissory note. The note is secured by the property sold and is payable in monthly installments at prime rate through May 11, 2004.

ITEM 3.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-5 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Change in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Furnish the exhibits required by Item 601 of Regulation S-B

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B (Filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-B. (Filed herewith).

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA LAND INCOME CORPORATION

Date: May 13, 2004	/s/ Thomas R. Hislop

Thomas R. Hislop Vice President and Chief Financial Officer