Form 10QSB
period 2004-06-30
ARIZONA LAND INCOME CORP
filed 2004-08-13
CIK 830748

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 13, 2004, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and temporary investments	$3,041,267	$2,641,176

Investments - Accrued interest receivable	46,980	24,017
Mortgages receivable	5,229,690	—
Investment in partnership	351,485	351,485
Land held for sale	55,890	2,749,453

	5,684,045	3,124,955
Less - Reserve for losses	—	(517,036)

Total investments, net	5,684,045	2,607,919

Total assets	$8,725,312	$5,249,095

Liabilities
Accounts payable and other liabilities	$12,472	$8,754
Accrued property taxes	157	3,726
Dividends payable	185,103	925,494

Total liabilities	197,732	937,974

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of income	(13,328,530)	(17,544,989)

Total stockholders’ equity	8,527,580	4,311,121

Total liabilities & stockholders’ equity	$8,725,312	$5,249,095

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
Income
Interest on mortgages	$30,214	$14,596	$30,511	$29,435
Interest on temporary investments	6,708	2,286	11,400	4,924
Other income	3,750	3,250	7,500	6,250

Total income before sale of properties	40,672	20,132	49,411	40,609

Expenses

Professional services	28,413	11,839	40,605	36,366
Advisory fee	3,006	3,319	6,610	7,064
Administration and general	24,712	12,259	43,794	32,214
Directors’ fees	9,900	5,800	18,200	11,600
Property taxes	—	2,500	2,500	5,000

Total expenses	66,031	35,717	111,709	92,244

Income (loss) before gain on sale of properties	(25,359)	(15,585)	(62,297)	(51,635)
Gain on sale of properties	4,648.963	—	4,648,963	—

Net income (loss)	$4,623,604	$(15,585)	$4,586,666	$(51,635)

Earnings per common share	$2.50	$(0.01)	$2.48	$(0.03)
Dividends declared per share	$0.10	$0.10	$0.20	$0.20
Weighted average number of shares of common stock outstanding	1,851,025	1,851,025	1,851,025	1,851,025

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003
Cash Flows from Operating Activities:
Net (loss) income	$4,586,666	$(51,635)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities-
Decrease in accrued interest receivable	(22,963)	13,061
Increase in accounts payable and other liabilities	148	3,343
Gain on sale of land	(4,648,963)	—

Net cash (used in) provided by operating activities	(85,112)	(35,231)

Cash flows from investing activities:
Principal payment received from mortgages	—	67,038
Proceeds from land sale	1,595,800	—

Net cash provided by investing activities	1,595,800	67,038

Cash flows from financing activities:
Payment of dividends	$(1,110,597)	$(832,943)

Net cash used in financing activities	(1,110,597)	(832,943)

Increase in cash and temporary investments	400,091	(801,136)

Cash and temporary investments - beginning of period	2,641,176	1,652,953

Cash and temporary investments - end of period	$3,041,267	$851,817

Schedule of Non-Cash Investing and Financing Activities:
Seller financing in conjunction with land sale	$5,229,690	$—

Dividends declared in excess of dividends paid	$185,103	$185,103

The accompanying notes are an integral part of these statements.

Arizona Land Income Corporation

Notes to Financial Statements

June 30, 2004

Note 1	Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2	The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 3	See Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of mortgages in default. It is the Company’s normal policy to discontinue the accrual of interest for notes in default as of the default date.

Note 4	In the three month period ended June 30, 2004, the Company sold its remaining holdings of approximately 280 acres in Maricopa County, Arizona. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price was approximately $6,825,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,649,000. The Company received cash of $1,588,000 and a note of $5,229,674. The terms of the note are for interest-only monthly installments commencing in June 2004 through May 2009 when the full principal balance becomes due and payable. The note bears interest at the floating prime lending rate. The mortgage receivable is collateralized by the underlying property.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company”) is an Arizona corporation, which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2004 through June 30, 2004, and January 1, 2003 through June 30, 2003.

Results of Operations

For the quarter ended June 30, 2004, the Company had total income before sale of properties of approximately $41,000 compared to $20,000 for the quarter ended June 30, 2003. This increase was primarily attributable to an increase of approximately $16,000 in interest on mortgages.

The Company’s expenses for the quarter ended June 30, 2004 were approximately $66,000 compared to $36,000 for the quarter ended June 30, 2003. The increase was primarily attributable to increases in (1) professional services fees, (2) administration and general expenses, and (3) the addition of a new and independent member to our board of directors. For the quarter ended June 30, 2004, the professional services fees increased to approximately $28,000, compared to approximately $12,000 for the quarter ended June 30, 2003. Administration and general expenses increased to approximately $24,000 for the quarter ended June 30, 2004, from approximately $12,000 for the quarter ended June 30, 2003. The addition of a fourth director to the board increased the aggregate amount of directors’ fees to approximately $10,000 for the quarter ended June 30, 2004, compared to approximately $6,000 for the quarter ended June 30, 2003. The increases in these expenses are primarily the result of the Company’s actions to be compliant with the Sarbanes-Oxley Act of 2002. With the exception of the increased aggregate amount of the directors’ fees, the Company does not believe these expenses will be recurring.

The Company reported net income of approximately $4,600,000 for the quarter ended June 30, 2004, compared to a net loss of approximately $16,000 for the quarter ended June 30, 2003. The net income is attributable to a gain on sale of properties.

The Company reported total income before sale of properties of approximately $49,000 for the six-month operating period ended June 30, 2004, compared to approximately $41,000 for the same period during fiscal 2003. This increase resulted from an increase of approximately $6,000 in interest on temporary investments. For the six-month operating period ended June 30, 2004, the Company reported expenses of approximately $112,000 compared to $92,000 for the same period during fiscal 2003. This increase in expenses is primarily attributable to an increase in administration and general expenses and in directors’ fees, as noted above.

The Company reported net income of approximately $4,600,000 for the six-month period ended June 30, 2004, compared to a net loss of approximately $52,000 for the comparable prior period. This increase is attributable to a gain on sale of properties as noted above.

The Company reported an increase in cash and temporary investments of approximately $400,000 for the six-month period ended June 30, 2004. This increase resulted primarily from proceeds of land sale the Company received of approximately $1,596,000, offset by dividend payments of approximately $1,110,000.

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

On May 18, 2004, the Company declared a $.10 per share regular quarterly dividend with a record date of July 1, 2004, payable July 15, 2004. The Company also paid a $.10 per share regular quarterly dividend with a record date of April 1, 2004, payable on April 15, 2004.

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable and certain other investments. The carrying value of the receivables is reported at the principal balance less any allowance for notes that, in the opinion of management, are impaired. At June 30, 2004, the Company provided an allowance for the full remaining principal balance of $25,285 on mortgage notes receivable. The Company has determined that the carrying value of $351,485 in its investment in Pinnacle Peak Office/Resort Investors, LLC is not impaired at June 30, 2004.

As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 13, 2004, the Board has not made a decision regarding the dissolution of the Company.

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-5 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held the Annual Meeting of Shareholders on May 13, 2004. On the record date for the annual meeting, 1,851,025 shares of Class A and 100 shares of Class B of the common stock were eligible to vote. A quorum was present at the annual meeting.

(b)	Thomas Hislop, Burton Freireich, Robert Blackwell and David W. Miller were elected directors of the Company at the Annual Meeting.

(c)	Tabulation of the voting was as follows:

Name of Nominee	Votes For	Votes Against	Votes Withheld	Broker Nonvotes
Thomas R. Hislop	1,687,975	0	59,732	0
Burton P. Freireich	1,704,576	0	43,131	0
Robert Blackwell	1,704,576	0	43,131	0
David W. Miller	1,704,375	0	43,332	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Furnish the exhibits required by Item 601 of Regulation S-K

31.1	Certification of Chief Executive Officer pursuant to Item 601 (b)(31) of Regulation S-B (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601 (b)(31) of Regulation S-B (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601 (b)(32) of Regulation S-B. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA LAND INCOME CORPORATION

Date: August 13, 2004	/s/ Thomas R. Hislop
Thomas R. Hislop
Vice President and Chief Financial Officer