Form 10QSB
period 2004-09-30
ARIZONA LAND INCOME CORP
filed 2004-11-15
CIK 830748

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 12, 2004, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

Page
Part I

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	8

Part II

Item 6. Exhibits	9

Signatures	9

Certificates	10

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	September 30, 2004 (Unaudited)	December 31, 2003
Assets	$2,909,143	$2,641,176

Cash and temporary investments
Investments -
Accrued interest receivable	52,205	24,017
Mortgages receivable	5,229,690	—
Investment in partnerships	351,485	351,485
Land held for sale	55,890	2,749,453

	5,689,270	3,124,955

Less – Reserve for losses	—	(517,036)

Total investments, net	5,689,270	2,607,919

Total assets	$8,598,413	$5,249,095

Liabilities
Accounts payable and other liabilities	$14,929	$8,754
Accrued property taxes	157	3,726
Dividends payable	185,103	925,494

Total Liabilities	200,189	937,974

Stockholders’ Equity
Common Stock-Class A	185,103	185,103
Common Stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of income	(13,457,886)	(17,544,989)

Total stockholders’ equity	8,398,224	4,311,121

Total liabilities and stockholders’ equity	$8,598,413	$5,249,095

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended Sept. 30, 2004	Three months ended Sept. 30, 2003	Nine months ended Sept. 30, 2004	Nine months ended Sept. 30, 2003
Income
Interest on mortgages	$56,714	$9,884	$87,225	$39,319
Interest on temporary investments	22,111	1,350	33,511	6,274
Other income	3,750	3,750	11,250	10,000

Total income before gain on sale of properties	82,575	14,984	131,986	55,593

Expenses
Professional services	7,484	2,593	48,088	38,959
Advisory fee	5,453	3,195	12,063	10,259
Administration and general	5,191	5,739	48,985	37,952
Directors’ fees	8,700	4,200	26,900	15,800
Property taxes	—	2,500	2,500	7,500

Total expenses	26,828	18,227	138,536	110,470

Income before gain on sale of properties	55,747	(3,243)	(6,550)	(54,877)
Gain on sale of properties	—	—	4,648,963	—

Net income	$55,747	$(3,243)	$4,642,413	$(54,877)

Earnings per common share	$0.03	*	$2.51	$(0.03)
Dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average number of shares of common stock outstanding	1,851,025	1,851,025	1,851,025	1,851,025

*	Less than $.01 per share

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Cash Flows from Operating Activities:

Net income (loss)	$4,642,413	$(54,877)

Adjustments to reconcile net (loss) income to net cash provided by operating activities -
Change in accrued interest receivable	(28,188)	37,315
Change in accounts payable and other liabilities	2,605	9,919
Gain on sale of land	(4,648,963)	—

Net cash (used in) provided by operating activities	(32,133)	(7,643)

Cash Flows from Investing Activities:
Principal payments received from mortgages	—	798,466
Cash proceeds from land sale	1,595,800	—

Net cash provided by investing activities	1,595,800	798,466

Cash Flows from Financing Activities:
Payment of dividends	(1,295,700)	(1,018,046)

Net cash used in financing activities	(1,295,700)	(1,018,046)

Increase in cash and temporary investments	267,967	(227,223)

Cash and temporary investments – beginning of period	2,641,176	1,652,953

Cash and temporary investments – end of period	$2,909,143	$1,425,730

Schedule of Non-Cash Investing and Financing Activities:
Seller financing in conjunction with land sale	$5,229,690	$—

Dividends declared in excess of dividends paid	$185,103	$185,103

The accompanying notes are an integral part of these statements.

Arizona Land Income Corporation

Notes to Financial Statements

September 30, 2004

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

Note 2 - The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

Note 3 - In the second quarter ended June 30, 2004, the Company sold its remaining holdings of approximately 280 acres in Maricopa County, Arizona. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price was approximately $6,825,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,649,000. The Company received cash of $1,588,000 and a note of $5,229,674. The terms of the note are for interest-only monthly installments commencing in June 2004 through May 2009 when the full principal balance becomes due and payable. The note bears interest at the floating prime lending rate. The mortgage receivable is collateralized by the underlying property.

Note 4 – Subsequent Event. On November 3, 2004, the Company received a distribution in the amount of $1,169,126 from Pinnacle Peak Office/Resort Investors, LP., which distribution resulted from the sale of certain real properties owned by the limited partnership. This distribution represents the Company’s partnership interest in the limited partnership. The Company anticipates that any further distributions from this limited partnership will be minimal. This distribution will increase the Company’s fourth quarter earnings by approximately $880,000. This gain in earnings will not be recurring.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company”) is an Arizona corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2004 through September 30, 2004, and January 1, 2003 through September 30, 2003.

Results of Operations

For the quarter ended September 30, 2004, the Company had total income before gain on sale of properties of approximately $83,000 compared to $15,000 for the quarter ended September 30, 2003. The Company’s expenses for the quarter ended September 30, 2004 were approximately $27,000 compared to $18,000 for the quarter ended September 30, 2003.

The Company reported net income of approximately $55,747 for the quarter ended September 30, 2004 compared to a net loss of approximately $3,243 for the quarter ended September 30, 2003. The increase in total income and net income is primarily attributable to an increase in interest on mortgages from $10,000.00 to $57,000.00.

The Company reported total income before gain on sale of properties of approximately $132,000 for the nine months ended September 30, 2004 compared to $56,000 for the same period in the prior fiscal year.

For the nine months ended September 30, 2004, the Company’s expenses totaled approximately $139,000 compared to $110,000 for the same period in the prior fiscal year. The Company reported net income of approximately $4,642,000 for the nine months ended September 30, 2004 compared to a net loss of $55,000 in 2003. The increase in total income and net income is primarily attributable to an increase in the mortgage portfolio in 2004 compared to 2003, and the resulting increase in mortgage interest of approximately $48,000.00 and a gain on the sale of properties of $4,649,000.00.

On September 9, 2004, the Company declared a $.10 per share regular quarterly dividend with a record date of October 1, 2004, and payable on October 15, 2004. During the third quarter of 2004, the Company paid a dividend of $.10 per share with a record date of July 1, 2004, and payable July 15, 2004.

During the fourth quarter 2004, the Company received $1,169,126 from Pinnacle Peak Office/Resort Investors, LP. upon the sale by the limited partnership of certain real properties. As a result of this distribution, the Company anticipates that its earnings for the fourth quarter will include an extraordinary gain of approximately $880,000. See Note 4 of the Notes to Financial Statements for additional information regarding this distribution.

Liquidity and Capital Resources

Management of the Company believes that funds generated from operations will be sufficient to meet the Company’s capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering, the Company intended to dissolve within approximately eight years from the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of November 15, 2004, the Board has not made a decision regarding the dissolution of the Company.

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

Item 6. Exhibits

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

ARIZONA LAND INCOME CORPORATION

Date: November 15, 2004	/s/ Thomas R. Hislop
Thomas R. Hislop
Vice President and Chief Financial Officer