Form 10KSB
period 2004-12-31
ARIZONA LAND INCOME CORP
filed 2005-03-31
CIK 830748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Issuer’s telephone number, including area code: (602) 952-6800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $1,024,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant’s Class A Common Stock as reported by the American Stock Exchange on March 15, 2005, was approximately $6,450,000. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,851,025	shares of Class A Common Stock outstanding on March 15, 2005
100	shares of Class B Common Stock outstanding on March 15, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

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

The Company’s goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders’ net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company’s cash reserves at the time of the distribution as well as the Company’s projected need for operating capital. During the 2004 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 2004 to shareholders of record on April 1, 2004. The second distribution was for $.10 per share and was paid on July 15, 2004 to shareholders of record on July 1, 2004. The third distribution was for $.10 per share and was paid on October 15, 2004 to shareholders of record on October 1, 2004. The fourth distribution was for $1.10 per share and was paid on January 17, 2005 to shareholders of record on January 3, 2005.

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

For the past several years, the Company has been liquidating its loan and land holdings and returning capital to its shareholders through regular and special dividends. In January 2005, the Company engaged Peacock, Hislop, Staley & Given, Inc. (“PHS&G”) to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. Alternatives may include a change of business plan for the Company, a merger or sale of the Company, a combination of these, or the decision to take no action other than the completion of the liquidation of the Company. The engagement with PHS&G entails an effort by PHS&G to locate a possible merger, partner or acquirer for the Company that will result in enhanced shareholder value. The Company will pay PHS&G a fee of four percent of the transaction value (but in no event more than $250,000) only upon the successful completion of its efforts.

Qualification as a Real Estate Investment Trust. The Company has qualified for real estate investment trust (“REIT”) status for all tax years since its inception, and management and the Company’s Board of Directors believe that the Company has completed the necessary steps to permit the Company to continue, if it so chooses, REIT status for the tax year ended December 31, 2004. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) qualified dividends paid to its shareholders. See Item 6 - Management’s Discussion and Analysis or Plan of Operation.

Generally, if the Company is to maintain its REIT status, it must meet a series of qualifications including: (i) restricting its investments principally to assets that produce interest from mortgage loans collateralized by real estate or that produce real property rental income; (ii) paying out at least 90% of its taxable income (excluding capital gains) to its shareholders; (iii) paying taxes at corporate tax rates on capital gains or distributing capital gains as dividends to its shareholders; (iv) holding less than 10% of the voting securities of any single issuer; and (v) having an independent manager or advisor for its assets. If the Company fails to maintain its status as a REIT, the Company would not be entitled to deduct from its federal taxable income dividends paid to shareholders.

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

The Company’s historical investment objective was to locate First Mortgage Loans that satisfied the foregoing investment criteria. Due to generally poor economic conditions in Arizona and in metropolitan Phoenix during the early 1990s, the Company did not acquire any additional First Mortgage Loans from 1989 until 1998 (other than refinancings or restructuring of existing First Mortgage Loans). The Company received a First Mortgage Loan of approximately $5,230,000 as a result of a sale of real property in 2004.

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

The Company has agreed to pay the Advisor a servicing fee for servicing the Company’s First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company’s mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2004 and 2003, the Company paid the Advisor a servicing fee of approximately $17,437 and $13,340, respectively.

The Company also agreed to pay the Advisor a management fee for assisting the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders’ cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and will equal 30% of the Company’s available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 2004 or 2003.

The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company’s First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 2004 or 2003.

2004 Land Sales. In the second quarter ended June 30, 2004, the Company sold its remaining holdings (with the exception of a small .01 acre parcel described in Note 8 to the financial statements) of approximately 280 acres in Maricopa County, Arizona associated with Loan No. 6. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price (given the Company’s 86.47% participation in Loan No. 6) was approximately $6,825,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,649,000. The Company received cash of $1,588,000 and a note of $5,229,674. The terms of the note are for interest-only monthly installments commencing June 2004 through May 2009 when the full principal balance becomes due and payable. The note bears interest at the floating prime lending rate. The mortgage receivable is collateralized by the underlying property.

During the fourth quarter ended December 31, 2004, the Company received a distribution in the amount of $1,169,126 from Pinnacle Peak Office/Resort Investors, LP upon the sale by the limited partnership of certain real properties. This distribution represented the Company’s partnership interest in the limited partnership. The Company anticipates that any further distributions from this entity will be minimal.

Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, risks and uncertainties. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements regarding strategic transactions such as mergers or acquisitions; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “believe,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” and similar expressions, as well as statements in future tense, identify forward-looking statements.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-QSB and 8-K reports to the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s principal offices are located at the offices of Peacock, Hislop, Staley & Given, Inc. (“PHS&G”), 2999 North 44th Street, Suite 100, Phoenix, Arizona, 85018. Messrs. Peacock, Hislop and Staley are officers and/or directors of the Company, and Messrs. Peacock, Hislop and Staley are the shareholders of ALI Advisor, Inc. The Company does not pay for the use of PHS&G’s facilities.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company has two classes of common equity securities, Class A Common Stock and Class B Common Stock. All 100 shares of the Company’s Class B Common Stock were purchased by YSP Holdings, the Company’s sponsor, in connection with the formation of the Company and are currently owned by YSP Holdings. The Company’s Class B Common Stock is not traded on any exchange.

The Company’s Class A Common Stock is listed for trading on the American Stock Exchange (“AMEX”). As of March 15, 2005, there were approximately 51 holders of record of the Class A Common Stock. In the Company’s estimation, based upon information available to the Company, there are approximately 1,400 beneficial owners of the Company’s Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 15, 2005 was $4.43 per share.

On March 15, 1994, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 758,975 shares of Class A Common Stock. The Company did not purchase any shares during the 2004 fiscal year. The Company intends to continue to periodically make open market purchases of its Class A Common Stock.

The following table sets forth the range of high and low sales prices per share for the Company’s Class A Common Stock, as reported by the American Stock Exchange, and cash distributions paid by the Company per share of Class A Common Stock for the periods indicated.

CALENDAR QUARTER	HIGH	LOW	DIVIDENDS/DISTRIBUTIONS DECLARED PER SHARE OF CLASS A COMMON STOCK (1)(2)
2003
First Quarter	4.69	3.75	0.10
Second Quarter	4.83	3.60	0.10
Third Quarter	4.89	4.30	0.10
Fourth Quarter	5.99	4.40	0.50
2004
First Quarter	5.10	4.25	0.10
Second Quarter	4.96	4.50	0.10
Third Quarter	5.75	4.55	0.10
Fourth Quarter	9.05	5.03	1.10

(1)	See Note 7 to the financial statements included in Item 7.
(2)	The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company’s cash reserves at the time of the distribution as well as the Company’s projected need for operating capital. During 2004, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 2004 to shareholders of record on April 1, 2004. The second distribution was for $.10 per share and was paid on July 15, 2004 to shareholders of record on July 1, 2004. The third distribution was for $.10 per share and was paid on October 15, 2004 to shareholders of record on October 1, 2004. The fourth distribution was for $1.10 per share and was paid on January 17, 2005 to shareholders of record on January 3, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

You should read the following discussion together with the financial statements and the related notes included elsewhere in this Report on Form 10-KSB. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business and operations. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those discussed in this Report on Form 10-KSB.

Results of Operations

Year Ended December 31, 2004 vs. 2003.

The Company had net income of approximately $5,505,990 or $2.97 per share of Class A Common Stock for the year ended December 31, 2004, compared to net income of approximately $1,044,250 or $.56 per share of Class A Common Stock for the year ended December 31, 2003. The increase in net income for the year ended December 31, 2004 was primarily attributable to gains on sale of land and gains on the sale of investments in partnership and was offset by a modest increase of approximately $6,000 in expenses. Interest income on mortgages increased by approximately $110,000, and income on trading securities increased by approximately $32,000. These increases are attributable to a new mortgage received by the Company on its sale of the property associated with Loan No. 6 and additional funds available to invest in trading securities as a result of the referenced sale.

The Company’s expenses increased in the aggregate to approximately $166,000 in 2004, as compared to approximately $161,000 in 2003. This increase was the result of an increase of approximately $9,000 in professional services, an increase in general and administration of approximately $13,000, and an increase in Directors’ fees of approximately $14,000. In 2003, the Company recorded a nonrecurring bad debt expense of $25,285. The increases in professional services, general and administration, and Directors’ fees can be attributed to expenses associated with compliance in regards to the Sarbanes-Oxley Act of 2002.

Net cash provided by operating activities in 2004 totaled approximately $2,400 as contrasted to cash used in operating activities in 2003 of approximately $1,146,000. Net cash provided by investing activities in 2004 and 2003 were approximately $1,685,000 and $2,243,000, respectively. Net cash used for financing activities in 2004 and 2003 were approximately $1,480,000 and $1,203,000 respectively.

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

Outlook

Potential Dissolution. As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering and in its subsequent annual reports on Form 10-KSB, the Company’s intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering. The Company currently has no immediate plans to dissolve and may not voluntarily dissolve anytime in the immediate future. Any decision by the Company to dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Company’s Board of Directors possesses the discretion to (i) continue to operate the Company and hold such First Mortgage Loans or real property until the Company’s Board of Directors determines that it is in the Company’s best interest to dispose of such investments, (ii) sell such First Mortgage Loans or real property on or about any proposed dissolution date, in which case the sale proceeds in excess of monies owed by the Company to creditors would be distributed to the shareholders on a pro rata basis, or (iii) issue to the shareholders participating interests in such First Mortgage Loans or real property on a basis proportionate to their respective stock ownership interests in the Company. In the event the Company issues to its shareholders participating interests in a First Mortgage Loan, the Advisor will continue to act as servicing agent for the First Mortgage Loan and will be paid a quarterly servicing fee equal to 1/16 of 1% of the aggregate outstanding loan balance of the First Mortgage Loan until the First Mortgage Loan is sold or repaid.

For the past several years, the Company has been liquidating its loan and land holdings and returning capital to its shareholders through regular and special dividends. In January 2005, the Company engaged Peacock, Hislop, Staley & Given, Inc. (“PHS&G”) to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. Alternatives may include a change of business plan for the Company, a merger or sale of the Company, a combination of these, or the decision to take no action other than the completion of the liquidation of the Company. The engagement with PHS&G entails an effort by PHS&G to locate a possible merger, partner or acquirer for the Company that will result in enhanced shareholder value. The Company will pay PHS&G a fee of four percent of the transaction value (but in no event more than $250,000) only upon the successful completion of its efforts.

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

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable, land held for sale and certain other investments. The Company has determined that the carrying value of the mortgage interest of approximately $5,229,690 received in 2004 is not impaired. There is no impairment allowance on the remaining land held for sale.

Dividends

During the 2004 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 2004 to shareholders of record on April 1, 2004. The second distribution was for $.10 per share and was paid on July 15, 2004 to shareholders of record on July 1, 2004. The third distribution was for $.10 per share and was paid on October 15, 2004 to shareholders of record on October 1, 2004. The fourth distribution was for $1.10 per share and was paid on January 17, 2005 to shareholders of record on January 3, 2005.

In 2003, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 16, 2003 to shareholders of record on April 2, 2003. The second distribution was for $.10 per share and was paid on July 16, 2003 to shareholders of record on July 2, 2003. The third distribution was for $.10 per share and was paid on October 17, 2003 to shareholders of record on October 3, 2003. The fourth distribution was for $.50 per share and was paid on January 15, 2004 to shareholders of record on January 2, 2004.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Arizona Land Income Corporation:

We have audited the accompanying balance sheet of Arizona Land Income Corporation as of December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 2004, and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona

February 21, 2005

ARIZONA LAND INCOME CORPORATION

BALANCE SHEET

DECEMBER 31, 2004

ASSETS:
Cash and cash equivalents	$220,484

Investments —
Trading securities	3,677,651
Accrued interest receivable	93,091
Mortgage note receivable	5,229,690
Land held for sale	55,890
Total investments	9,056,322

TOTAL ASSETS	$9,276,806

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and other liabilities	$15,005
Dividends payable	2,036,138

Total liabilities	2,051,143

STOCKHOLDERS’ EQUITY:
Class A common stock, $.10 stated value, 10,000,000 shares authorized, 1,851,025 shares issued and outstanding	185,103
Class B common stock, $.10 stated value, 10,000 shares authorized, 100 shares issued and outstanding	10
Additional paid-in capital	21,670,997
Distributions in excess of earnings	(14,630,447)

Total stockholders’ equity	7,225,663

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,276,806

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
INCOME:
Interest income on mortgages	$149,691	$39,319
Income on trading securities	56,613	24,470
Equity in net income (loss) from and sale of investment in partnership	817,641	(13,015)

Total income	1,023,945	50,774

EXPENSES:
Property taxes	2,509	10,000
Professional services	51,048	42,677
Advisory fees to related party	17,437	13,340
General and administration	60,324	47,833
Director’s fees	35,600	21,600
Bad debt expense	—	25,285

Total expenses	166,918	160,735

INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTIES	857,027	(109,961)

GAIN ON SALE OF PROPERTIES, net	4,648,963	1,154,207

NET INCOME	$5,505,990	$1,044,246

NET INCOME PER SHARE:	$2.97	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	1,851,125	1,851,125

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
	Shares	Amount
BALANCE, December 31, 2002	1,851,125	$185,113	$21,670,997	$(17,108,415)	$4,747,695
Dividends declared	—	—	—	(1,480,820)	(1,480,820)
Net income	—	—	—	1,044,246	1,044,246

BALANCE, December 31, 2003	1,851,125	$185,113	$21,670,997	$(17,544,989)	$4,311,121
Dividends declared	—	—	—	(2,591,448)	(2,591,448)
Net income	—	—	—	5,505,990	5,505,990

BALANCE, December 31, 2004	1,851,125	$185,113	$21,670,997	$(14,630,447)	$7,225,663

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF CASH FLOWS FOR THE

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,505,990	$1,044,246
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in net (income) loss of investment in partnership	(817,641)	13,015
Allowance on mortgage notes receivable	—	25,286
Gain on sale of land	(4,648,963)	(1,154,207)
Changes in assets and liabilities:
Trading securities	29,593	(1,094,687)
Accrued interest receivable	(69,074)	14,553
Accounts payable and other liabilities	6,094	2,795
Accrued property taxes	(3,569)	2,959

Net cash provided by (used in) operating activities	2,430	(1,146,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trading securities	(6,881,175)	—
Proceeds from sale of trading securities	5,800,896	—
Principal payments received under mortgage notes receivable	—	798,763
Proceeds from sale of land	1,595,800	1,465,980
Proceeds from sale of partnership investment	1,169,126	—
Additional investment in partnership	—	(22,000)

Net cash provided by investing activities	1,684,647	2,242,743

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(1,480,804)	(1,203,167)
Net cash used for financing activities	(1,480,804)	(1,203,167)

INCREASE IN CASH AND CASH EQUIVALENTS	206,273	(106,464)

CASH AND CASH EQUIVALENTS, beginning of year	14,211	120,675

CASH AND CASH EQUIVALENTS, end of year	$220,484	$14,211

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared in excess of dividends paid	$1,110,644	$453,573

Note receivable taken in sale of land	$5,229,690	$—

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Trading Securities: U.S. Treasury Notes and debt securities of other governmental agencies with original maturities of 120 days or more are classified as trading securities upon acquisition and recorded at fair value. Gains and losses are included in income on trading securities in the accompanying statements of operations. Substantially all income from trading securities for the years ended December 31, 2004 and 2003 resulted from interest earned on debt securities. These securities are presented at the amortized cost which approximates market. Approximately $3,151,000 of these securities mature in January 2005, $200,000 in July 2007 and $327,000 in July 2008.

Mortgage Notes Receivable: Mortgage notes receivable are presented at their unpaid principal balances in the accompanying balance sheet. It is the Company’s policy to discontinue the accrual of interest for notes in default as of the default date. In management’s opinion, mortgage notes receivable are stated at amounts not in excess of net realizable value.

Investment in Partnership: The Company had owned a 19.46% limited partnership interest in Pinnacle Peak Office/Resort Investors. The Company accounted for this investment under the equity method. The Company incurred a loss of $13,015 as its equity in the net loss of this entity in the year ended December 31, 2003. The Company invested an additional $22,000 in the year ended December 31, 2003. The Company sold its interest in the partnership in the year ended December 31, 2004.

Revenue Recognition: Revenue from land sales is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate, which requires that there is a valid sales contract, an adequate down payment, a reasonable likelihood that any related receivable will be collected and that all conditions precedent to the closing have been performed.

Interest income from mortgage notes receivable is recognized using the interest method. Accrual of interest income is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan becomes current, and past-due interest income is recognized at that time. In addition, a detailed review of commercial loans will cause earlier suspension of interest accrual if collection is deemed doubtful. The Company has no material mortgage notes receivable in default or impaired at December 31, 2004.

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

For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. As a result of these differences, taxable income before deductions for dividends paid totaled approximately $1,876,000 and $780,000 in the years ended December 31, 2004 and 2003, respectively. The most significant book/tax difference in the year ended December 31, 2004 is the installment method accounting for the land sale for tax purposes. Net operating losses for federal income tax purposes available to offset future taxable income totaled approximately $338,431 at December 31, 2004 and expire through the year ending 2010.

Income Per Common Share: Income per common share is computed based upon the weighted average number of shares of common stock outstanding during the year. There are no stock options, warrants or other common stock equivalents outstanding at December 31, 2004 and 2003.

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

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended December 31, 2004 and 2003.

Recently Issued Accounting Pronouncements: In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature and, therefore, the adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN 46 did not have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), Accounting for Stock-Based Compensation requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – usually the vesting period. The effective date for SFAS 123R is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company’s financial statements.

Reclassifications: Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 presentation.

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

4.	MORTGAGE NOTE RECEIVABLE

The mortgage note receivable which totals $5,229,000 at December 31, 2004 was received as partial consideration for the Company’s sale of the property associated with Loan No. 6. The Company sold its remaining holdings (with the exception of a small .01 acre parcel described in Note 8 below) of approximately 280 acres in Maricopa County, Arizona on May 10, 2004. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price (given the Company’s 86.47% participation in Loan No. 6) was approximately $6,822,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,641,000. The Company received cash of $1,588,000 and a note of $5,229,000. The terms of the note are for interest-only monthly installments commencing June 2004 through May 2009 when the full principal balance becomes due and payable. The face value of the note is $6,300,000 and bears interest at the floating prime lending rate of 5% at December 31, 2004. The Company has recorded its proportionate share of the note as a receivable at December 31, 2004. The mortgage receivable is collateralized by the underlying property. Management believes that the transaction meets the criteria for recognition of profit by the full accrual method as prescribed in Statement of Financial Accounting Standards No. 66.

In connection with the sale of the property, the broker agreed to defer payment of 50% of the commission due under the broker’s agreement. There is a note payable to the broker with a face value of $252,000, the Company’s proportionate share of which is $218,000 at December 31, 2004. The promissory note payable has terms identical to that of the mortgage note receivable – interest only at the prime rate and due in full in May 2009. Payments on the note payable are only due from proceeds of the payments from the mortgage note receivable. Because such payments are only due from the proceeds of the mortgage note receivable, the balance of the promissory note payable is netted against the gross balance of the note receivable.

5.	SALE OF INVESTMENT IN PARTNERSHIP

In October 2004, the Company sold its 19.46% limited partnership interest in Pinnacle Peak Office/Resort Investors. The Company’s proportionate share of the sale proceeds was $1,169,000. The carrying value of the investment was $351,000 resulting in a gain on the sale of $818,000, which is included in equity in net income from and sale of investment in partnership in the accompanying statement of operations for the year ended December 31, 2004.

6.	RELATED PARTY TRANSACTIONS

The Company is a party to the following agreements with affiliates who share common management and directors with the Company:

ALI Advisor Inc. – The Company pays a quarterly advisory fee of 30% of available cash in any quarter in which the cumulative return to investors is in excess of 12.7%. No such fees were paid during the years ended December 31, 2004 and 2003 as the cumulative return requirement was not met. The Company also pays a quarterly servicing fee for servicing loans of 1/16 of 1% of total assets, as defined. In addition, certain other overhead expenses may be paid. Such servicing fees and other overhead costs totaled $17,437 and $13,340 in the years ended December 31, 2004 and 2003, respectively.

PHS Mortgage, Inc. – All loans made after the initial purchase at June 13, 1988 have been originated by the mortgage company and origination fees were paid by the borrowers. No such fees were paid in 2004 and 2003 as no new loans were originated.

Peacock, Hislop, Staley & Given, Inc. – The Company utilizes PHS&G on certain investment transactions involving excess cash. The fees paid for these services has historically been immaterial.

Director’s fees totaling $35,600 were paid to independent directors for board service during the year.

7.	DIVIDENDS

Class A dividends for years ended December 31, 2004 and 2003 are as follows:

Date Declared	Per Share	Amount
March 23, 2004	$0.10	$185,102
May 18, 2004	0.10	185,102
September 9, 2004	0.10	185,102
December 7, 2004	1.10	2,036,142

Total 2004	$1.40	$2,591,448

March 24, 2003	$0.10	$185,102
May 14, 2003	0.10	185,102
August 6, 2003	0.10	185,102
December 16, 2003	0.50	925,513

Total 2003	$0.80	$1,480,819

Approximately 2% and 4% of dividends declared in the years ended December 31, 2004 and 2003, respectively, represented distributions of ordinary taxable income. The remainder represented a return of capital or capital gain income.

8.	LAND HELD FOR SALE

Land held for sale at December 31, 2004 consisted of the following:

Loan Number	Property Description	Company’s Participation	Carrying Value
17	.01 acres – Southwest corner of I-17 and Deer Valley Road, Phoenix, Arizona	100%	$55,890

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Directors

The Company’s Bylaws provide that a majority of the Board of Directors must not be affiliated, directly or indirectly, with ALI Advisor, Inc., the Company’s advisor (the “Advisor”), and must not perform any other services for the Company, except as a director of the Company (“Unaffiliated Directors”). Certain information regarding each of the Company’s Directors is set forth below.

Thomas R. Hislop, age 56, has served as Chairman of the Board (and, in that capacity, as Chief Executive Officer) of the Company since September 22, 1988, and as Vice President, Chief Financial Officer and Treasurer of the Company since its inception. Mr. Hislop is Chief Executive Officer and a director of Peacock, Hislop, Staley & Given, Inc. (“PHS&G”), where he has been employed since that company’s inception in 1989. Prior to that date, Mr. Hislop was a director of Young, Smith & Peacock, Inc. (“YSP”), where he was employed from 1967 to 1989.

Robert L. Blackwell, age 82, has served as an Unaffiliated Director of the Company since May 12, 1992. Mr. Blackwell has extensive experience in managing assets for various trusts, and is currently self-employed as a manager of various trust portfolios. He has been involved with real estate in Arizona for more than twenty-five years. Mr. Blackwell is a native of Kansas. He is a graduate of the University of Kansas and has resided in Arizona since 1957.

Burton P. Freireich, age 79, has served as an Unaffiliated Director of the Company since September 9, 1991. Mr. Freireich is currently retired. Prior to retirement, Mr. Freireich was an owner of News-Suns Newspaper from 1960 to 1984. Mr. Freireich is a graduate of the University of Illinois and has resided in Arizona since 1950.

David W. Miller, age 56, has served as an Unaffiliated Director of the Company since March 2004. Mr. Miller served as Secretary of the Company from September 22, 1988 to March 2004. Mr. Miller has served as Managing Director, Chief Financial Officer and Secretary of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G.

Identification of Executive Officers

Officers are elected annually by the Company’s Board of Directors and serve at the discretion of the Board. Information regarding the Company’s current executive officers who are not also Directors of the Company is set forth below.

Barry W. Peacock, age 67, has served as the Company’s President since its inception in 1988. Mr. Peacock is Chairman of the Board of PHS&G, a position he has held since the inception of that company in June 1989. Mr. Peacock served as a senior executive with YSP Holdings from 1964 until June 1989, and most recently as Managing Director–Municipal Bonds.

Larry P. Staley, age 62, has served as the Company’s Vice President since its inception in 1988 and as its Secretary since March 2004. Mr. Staley is Vice Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP Holdings, where he was employed from 1973 until he joined PHS&G in 1989.

Involvement in Certain Legal Proceedings

To the best knowledge of the Company, none of the Company’s current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(d) of Regulation S-B.

Audit Committee and Audit Committee Financial Expert

The Company maintains an Audit Committee of the Board of Directors, comprised of the Company’s Unaffiliated Directors, Messrs. Freireich, Blackwell and Miller. The Company’s Board of Directors has determined that all of the Unaffiliated Directors are “independent” under the rules of The American Stock Exchange, as well as the special standards established by the Securities and Exchange Commission for members of audit committees. The Company’s Board has further determined that Mr. Miller is the independent director who meets the qualifications of an “audit committee financial expert” in accordance with the rules and regulations promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such reports are filed on Form 3, Form 4, and Form 5 under the Exchange Act. Directors, executive officers and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company believes that all directors, executive officers, and greater-than-10% beneficial owners have complied with all Section 16(a) filing requirements applicable to such persons or entities during the 2004 fiscal year, with the exception of the following: David W. Miller did not timely file a Form 3 upon becoming a director of the Company.

Code of Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all Company personnel. In addition, the Company’s Board has adopted a Supplemental Code of Ethics applicable to the Company’s Chairman of the Board (who, in that capacity, acts as the Company’s Chief Executive Officer) and the Company’s senior financial officers. The Company believes that each code substantially conforms with the code of ethics required by the rules and regulations of the Securities and Exchange Commission. The Company will provide a copy of its Code of Business Conduct and Ethics and/or its Supplemental Code of Ethics upon request made by writing to the Company at its principal executive offices at 2999 North 44th Street, Suite 100, Phoenix, Arizona 85018.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Officers and Directors

The Company has no salaried employees. In return for their services as Unaffiliated Directors of the Company, Messrs. Freireich, Blackwell and Miller receive an annual fee of $10,000, a meeting fee of $400 for each meeting of the Board of Directors attended, and a fee of $100 for each meeting of the Board conducted by telephone. Mr. Hislop does not receive compensation for his services as a Director of the Company. The Company reimburses all Directors for expenses incurred in connection with their duties as Directors of the Company.

Executive Compensation

The table below sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2004, 2003 and 2002, of those persons who were, at December 31, 2004 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company:

Summary Compensation Table

Name and Principal Position	Year	All Other Compensation(1)
Thomas R. Hislop Chairman of the Board, Vice President, Chief Financial Officer and Treasurer	2004 2003 2002	$5,812 4,402 4,320

(1)	The Company has no salaried employees. See “Compensation of Officers and Directors” above. However, under an Advisory Agreement with the Advisor, the Company pays the Advisor a servicing fee for servicing the Company’s First Mortgage Loans. See “Certain Relationships and Related Transactions” set forth elsewhere in this Report on Form 10-KSB. Mr. Hislop is Treasurer, Vice President and a director of the Advisor and functions as its Chief Executive Officer. Although Mr. Hislop received no salary from the Advisor in 2004, 2003 or 2002, 33% of the 2004 servicing fee, $17,437, 33% of the 2003 servicing fee, $13,340, and 25% of the 2002 servicing fee, $17,281, have been attributed to Mr. Hislop for disclosure purposes.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2005, certain information concerning beneficial ownership of the Company’s Class A Common Stock by (i) each director, (ii) all of the Company’s directors and executive officers as a group, and (iii) each person known to the Company to own beneficially more than 5% of the Company’s Class A Common Stock:

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class A Common Stock
Directors and Executive Officers:
Thomas R. Hislop (2)	3,400	*
Burton P. Freireich	125,000	6.8%
Robert L. Blackwell (3)	4,000	*
David W. Miller (4)	1,500	*
Barry W. Peacock (5)	35,600	1.9%
Larry P. Staley (6)	22,600	1.2%
All directors and executive officers as a group (6 persons)	192,100	10.4%

5% Holders:
Phillip and Linda Barkdoll (7)	189,296	10.2%

Unless otherwise noted, the address of each person named in the table is 2999 North 44th Street, Suite 100, Phoenix, Arizona 85018.

*	Less than 1%.
(1)	The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but is included in accordance with rules of the Securities and Exchange Commission.
(2)	Includes 1,500 shares held in retirement accounts; 400 shares held in custodian accounts; 500 shares held in Mr. Hislop’s personal account; and 1,000 shares held in the Carol Cain Trust of which Mr. Hislop is trustee.
(3)	Includes 2,900 shares held in the Robert L. and Beverly Blackwell Family Trust, and 1,100 shares held in Mr. Blackwell’s Individual Retirement Account.
(4)	Includes 500 shares held in a custodial account for Mr. Miller’s daughter for which account Mr. Miller serves as custodian.
(5)	Includes 35,600 shares held in the Peacock, Hislop, Staley & Given, Inc. Profit Sharing Plan and Trust #1 for the benefit of Mr. Peacock.

(6)	Includes 2,400 shares held in the Peacock, Hislop, Staley & Given, Inc. Profit Sharing Plan and Trust #4 for the benefit of Mr. Staley; 15,268 shares held by Mr. Staley and his wife; 100 shares held in the investment account of Mr. Staley’s wife; and 4,932 shares held in the Staley Family Trust of which Mr. Staley is co-trustee.
(7)	Includes 175,000 shares held by the Barkdoll Family Trust, of which Mr. and Mrs. Barkdoll are the trustees and sole beneficiaries, and 14,296 shares held in Mrs. Barkdoll’s personal IRA account. The address for Phillip and Linda Barkdoll is 12003 S. Montezuma Court, Phoenix, Arizona 85004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Hislop is Vice President, Treasurer and a director of the Advisor. Barry Peacock, the Company’s President, is President, Chief Executive Officer and a director of the Advisor. Larry Staley, the Company’s Vice President, is Secretary and a director of the Advisor. Under the Company’s Advisory Agreement with the Advisor, the Company pays the Advisor a servicing fee for servicing the Company’s first mortgage loans. Messrs. Hislop, Peacock and Staley collectively own all of the issued and outstanding stock of the Advisor. The servicing fee is payable quarterly and equals 1/16 of 1% of (i) the aggregate outstanding loan balance of the first mortgage loans in the Company’s mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2004, the Company paid the Advisor a servicing fee of $17,437.

The Company has also agreed to pay the Advisor an advisory fee for aiding the Company in developing investment policies and analyzing and recommending investments to the Company. The advisory fee is payable in any quarter at the end of which the shareholders’ cumulative return on capital investment as of the end of such quarter exceeds 12.7%. Such advisory fee, when payable, will equal 30% of the Company’s available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. To date, the Company has not accrued or paid an advisory fee to the Advisor.

The Company has also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company’s first mortgage loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. To date, the Company has not reimbursed the Advisor for any such expenses.

The Company’s Advisory Agreement with the Advisor expired by its own terms on June 13, 1991. However, the Company and the Advisor have agreed to continue to operate as if the terms and conditions of the Advisory Agreement are still in effect.

For the past several years, the Company has been liquidating its loan and land holdings and returning capital to its shareholders through regular and special dividends. In January 2005, the Company engaged PHS&G to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. Alternatives may include a change of business plan for the Company, a merger or sale of the Company, a combination of these, or the decision to take no action other than the completion of the liquidation of the Company. The engagement with PHS&G entails an effort by PHS&G to locate a possible merger, partner or acquirer for the Company that will result in enhanced shareholder value. The Company will pay PHS&G a fee of four percent of the transaction value (but in no event more than $250,000) only upon the successful completion of its efforts.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II of this Form 10-KSB.

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3-A to Amendment No. 3 to S-18 (No. 33-20625).)

3.2	Amended and Restated Bylaws of the Company, as amended. (Filed herewith.)

10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company. (Filed herewith.)

10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell. (Filed herewith.)

10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich. (Filed herewith.)

14.1	Arizona Land Income Corporation Code of Business Conduct and Ethics. (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed April 5, 2004.)

14.2	Arizona Land Income Corporation Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers. (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed April 5, 2004.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b)	Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed for professional audit services rendered by Epstein, Weber & Conover, P.L.C., the Company’s independent auditor, for the fiscal years ended December 31, 2003 and 2004.

CATEGORY	2004	2003
Audit Fees	$19,100	$16,500
Audit-Related Fees	0	0
Tax Fees	6,000	5,000
All other fees	0	0

Total	$25,100	$21,500

The tax fees set forth in the above table, which were approved in advance by the Company’s Audit Committee, include tax compliance services provided in relation to U.S. federal, state and local taxes. The policy of the Company’s Audit Committee is to approve expenditures for audit or non-audit services at the time such services are proposed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2005.

ARIZONA LAND INCOME CORPORATION

By:	/s/ Thomas R. Hislop
Thomas R. Hislop
Chairman of the Board, Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Barry W. Peacock and Thomas R. Hislop, and any of them (with full power to each of them to act alone), as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry W. Peacock Barry W. Peacock	President	March 31, 2005

/s/ Thomas R. Hislop Thomas R. Hislop	Chairman of the Board, Vice President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)	March 31, 2005

/s/ Robert Blackwell Robert Blackwell	Unaffiliated Director	March 31, 2005

/s/ Burton P. Freireich Burton P. Freireich	Unaffiliated Director	March 31, 2005

/s/ David W. Miller David W. Miller	Unaffiliated Director	March 31, 2005

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3-A to Amendment No. 3 to S-18 (No. 33-20625).)

3.2	Amended and Restated Bylaws of the Company, as amended. (Filed herewith.)

10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company. (Filed herewith.)

10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell. (Filed herewith.)

10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich. (Filed herewith.)

14.1	Arizona Land Income Corporation Code of Business Conduct and Ethics. (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed April 5, 2004.)

14.2	Arizona Land Income Corporation Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers. (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed April 5, 2004.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)