Form 10QSB
period 2005-03-31
ARIZONA LAND INCOME CORP
filed 2005-05-13
CIK 830748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 13, 2005, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

ARIZONA LAND INCOME CORPORATION

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	March 31, 2005 (Unaudited)	December 31, 2004
Assets
Cash and cash equivalents	$147,654	$220,484

Investments –
Trading securities	1,815,837	3,677,651
Accrued interest receivable	26,553	93,091
Mortgage note receivable	5,229,690	5,229,690
Land held for sale	55,890	55,890

Total investments	7,127,970	9,056,322

Total assets	$7,275,624	$9,276,806

Liabilities
Accounts payable and other liabilities	$6,730	$15,005
Dividends payable	185,103	2,036,138

Total liabilities	191,833	2,051,143

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of earnings	(14,772,319)	(14,630,447)

Total stockholders’ equity	7,083,791	7,225,663

Total liabilities and stockholders’ equity	$7,275,624	$9,276,806

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Income
Interest income on mortgages	$70,747	$297
Interest on temporary investments	11,947	4,692
Sign lease income	3,750	3,750
Other income	4,153	—

Total income	90,597	8,739

Expenses
Professional services	13,792	12,192
Advisory fees to related party	5,798	3,604
Administration and general	19,075	19,081
Directors’ fees	8,700	8,300
Property taxes	—	2,500

Total expenses	47,365	45,677

Net Income (loss)	$43,232	$(36,938)

Earnings (loss) per common share	$0.02	($0.02)
Dividends declared per share	$0.10	$0.10
Weighted average common shares outstanding	1,851,025	1,851,025

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Cash flows from operating activities:
Net Income (loss)	$43,232	$(36,938)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Decrease in accrued interest receivable	66,538	20,593
(Increase) in trading securities	(4,413)	—
Increase (decrease) in accounts payable and other liabilities	(8,276)	5,569

Net cash provided by (used in) operating activities	97,081	(10,776)

Cash flows from investing activities:
Purchase of trading securities	(1,285,033)	—
Proceeds from sale of trading securities	3,151,260	—

Net cash provided by investing activities	1,866,227	—

Cash flows from financing activities:
Payment of dividends	(2,036,138)	(925,494)

Net cash used in financing activities	(2,036,138)	(925,494)

(Decrease) in cash and temporary investments	(72,830)	(936,270)
Cash and temporary investments - beginning of period	220,484	2,641,176

Cash and temporary investments - end of period	$147,654	$1,704,906

Schedule of Non-Cash Investing and Financing Activities:
Dividends declared in excess of dividends paid	$185,103	$185,103

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

Notes to Financial Statements

March 31, 2005

Note 1	Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2	The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company”) is an Arizona corporation, which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2005 through March 31, 2005, and January 1, 2004 through March 31, 2004.

Results of Operations

For the quarter ended March 31, 2005, the Company had total income of approximately $90,600 compared to approximately $8,700 for the quarter ended March 31, 2004. This increase was primarily attributable to an increase in interest on mortgages from approximately $300 to approximately $70,000.

The Company’s expenses for the quarter ended March 31, 2005 were approximately $47,000 compared to approximately $46,000 for the quarter ended March 31, 2004. The Company’s fees for professional services increased to approximately $14,000 for the quarter ended March 31, 2005 from approximately $12,000 for the same period of 2004. The Company’s advisory fees to related party increased to approximately $5,800 for the quarter ended March 31, 2005 compared to approximately $3,600 for the quarter ended March 31, 2004.

The Company reported net income of approximately $43,000 for the quarter ended March 31, 2005, compared to a net loss of approximately $37,000 for the quarter ended March 31, 2004. The increase in net income is attributable primarily to an increase in interest on mortgages, as noted above.

For the operating period of January 1, 2005 through March 31, 2005, the Company reported a decrease in cash and temporary investments of approximately $72,500.

On March 28, 2005, the Company issued a press release announcing that it intended to delay the date of its annual meeting of shareholders while it investigated strategic alternatives available to the Company. In January, the Company retained a financial advisor to assist in developing and evaluating a number of alternatives to achieve greater shareholder value.

Liquidity and Capital Resources

Management of the Company believes that funds generated from operations will be sufficient to meet the Company’s capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

On March 23, 2005, the Company declared a $.10 per share regular quarterly dividend with a record date of April 1, 2005, payable on April 15, 2005. During the first quarter of 2005, the Company paid a dividend of $.10 per share and a $1.00 per share extraordinary cash distribution with a record date of January 3, 2005, payable January 17, 2005.

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable, land held for sale and certain other investments. The carrying value of the receivables is reported at the principal balance less any allowance for notes that, in the opinion of management, are impaired. At March 31, 2005, the Company had made no provisions for impairment on any of its assets.

As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 13, 2005, the Board has not made a decision regarding the dissolution of the Company.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-B. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA LAND INCOME CORPORATION

May 13, 2005	/S/ Thomas R. Hislop
Date	Thomas R. Hislop Vice President and Chief Financial Officer