Form 10KSB/A
period 2004-12-31
ARIZONA LAND INCOME CORP
filed 2005-08-15
CIK 830748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona

February 21, 2005 (except for the restatement of the

financial statements described in Note 2, for which the

date is August 10, 2005)

ARIZONA LAND INCOME CORPORATION

BALANCE SHEET

DECEMBER 31, 2004

(Restated)

ASSETS:
Cash and cash equivalents	$220,484

Investments —
Trading securities	3,677,651
Accrued interest receivable	93,091
Mortgage note receivable, net of deferred gain on real estate sale	1,661,989
Land held for sale	55,890
Total investments	5,488,621

TOTAL ASSETS	$5,709,105

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and other liabilities	$15,005
Dividends payable	2,036,138

Total liabilities	2,051,143

STOCKHOLDERS’ EQUITY:
Class A common stock, $.10 stated value, 10,000,000 shares authorized, 1,851,025 shares issued and outstanding	185,103
Class B common stock, $.10 stated value, 10,000 shares authorized, 100 shares issued and outstanding	10
Additional paid-in capital	21,670,997
Distributions in excess of earnings	(18,198,148)

Total stockholders’ equity	3,657,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,709,105

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004 (Restated)	2003
INCOME:
Interest income on mortgages	$149,691	$39,319
Income on trading securities	56,613	24,470
Equity in net income (loss) from and sale of investment in partnership	817,641	(13,015)

Total income	1,023,945	50,774

EXPENSES:
Property taxes	2,509	10,000
Professional services	51,048	42,677
Advisory fees to related party	17,437	13,340
General and administration	60,324	47,833
Director’s fees	35,600	21,600
Bad debt expense	—	25,285

Total expenses	166,918	160,735

INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTIES	857,027	(109,961)

GAIN ON SALE OF PROPERTIES, net	1,081,262	1,154,207

NET INCOME	$1,938,289	$1,044,246

NET INCOME PER SHARE:	$1.05	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	1,851,125	1,851,125

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
	Shares	Amount
BALANCE, December 31, 2002	1,851,125	$185,113	$21,670,997	$(17,108,415)	$4,747,695
Dividends declared	—	—	—	(1,480,820)	(1,480,820)
Net income	—	—	—	1,044,246	1,044,246

BALANCE, December 31, 2003	1,851,125	$185,113	$21,670,997	$(17,544,989)	$4,311,121
Dividends declared	—	—	—	(2,591,448)	(2,591,448)
Net income	—	—	—	1,938,289	1,938,289

BALANCE, December 31, 2004	1,851,125	$185,113	$21,670,997	$(18,198,148)	$3,657,962

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF CASH FLOWS FOR THE

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004 (Restated)	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,938,289	$1,044,246
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in net (income) loss of investment in partnership	(817,641)	13,015
Allowance on mortgage notes receivable	—	25,286
Gain on sale of land	(1,081,262)	(1,154,207)
Changes in assets and liabilities:
Trading securities	29,593	(1,094,687)
Accrued interest receivable	(69,074)	14,553
Accounts payable and other liabilities	6,094	2,795
Accrued property taxes	(3,569)	2,959

Net cash provided by (used in) operating activities	2,430	(1,146,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trading securities	(6,881,175)	—
Proceeds from sale of trading securities	5,800,896	—
Principal payments received under mortgage notes receivable	—	798,763
Proceeds from sale of land	1,595,800	1,465,980
Proceeds from sale of partnership investment	1,169,126	—
Additional investment in partnership	—	(22,000)

Net cash provided by investing activities	1,684,647	2,242,743

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(1,480,804)	(1,203,167)
Net cash used for financing activities	(1,480,804)	(1,203,167)

INCREASE IN CASH AND CASH EQUIVALENTS	206,273	(106,464)

CASH AND CASH EQUIVALENTS, beginning of year	14,211	120,675

CASH AND CASH EQUIVALENTS, end of year	$220,484	$14,211

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared in excess of dividends paid	$1,110,644	$453,573

Note receivable taken in sale of land	$5,229,690	$—

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

Restatement of Financial Statements: Subsequent to the issuance of the Company’s financial statements as of December 31, 2004 and for the year then ended, the Company identified an error in the previously reported financial statements. During 2004, the sold certain land holdings (Note 4) and reported a gain of $4,648,963 using the full accrual method of accounting. The Company has determined that installment method of accounting is the appropriate accounting method for this transaction. The effect of the this restatement is to reduce net income previously reported by $3,567,701 from $4,648,963 to $1,081,262 and reducing the loss per share by $1.92 from $2.97 to $1.05.

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

The mortgage note receivable which totals $5,229,000 at December 31, 2004 was received as partial consideration for the Company’s sale of the property associated with Loan No. 6. The Company sold its remaining holdings of approximately 280 acres in Maricopa County, Arizona on May 10, 2004. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price was approximately $6,822,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,641,000. The Company received cash of $1,588,000 and a note of $5,229,000. The terms of the note are for interest-only monthly installments commencing in June 2004 through May 2009 when the full principal balance becomes due and payable. The face value of the note is $6,300,000 and bears interest at the floating prime lending rate of 5% at December 31, 2004. The Company has recorded its proportionate share of the note as a receivable at December 31, 2004. The mortgage receivable is collateralized by the underlying property. Because the mortgage note receivable calls for interest only payments, those scheduled payments do not meet the level annual payment that would be needed to pay the principal and interest on the unpaid balance over 20 years using a fair interest rate. Therefore, a portion of the gain has been deferred using the installment method of accounting. Of the $4,648,000 gain, $3,567,000 has been deferred and $1,081,000 was recognized in the year ended December 31, 2004. No further gain will be recognized until principal balances of the note are paid, which are not scheduled until the maturity date of May 2009. The deferred gain is recorded in the accompanying balance sheet at December 31, 2004 as a contra balance against the mortgage note receivable.

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