Form 10QSB/A
period 2005-03-31
ARIZONA LAND INCOME CORP
filed 2005-08-15
CIK 830748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

ARIZONA LAND INCOME CORPORATION

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	March 31, 2005 (Unaudited)	December 31, 2004 (Restated)
Assets
Cash and cash equivalents	$147,654	$220,484

Investments –
Trading securities	1,815,837	3,677,651
Accrued interest receivable	26,553	93,091
Mortgage note receivable, net of deferred gain on real estate sale	1,661,989	1,661,989
Land held for sale	55,890	55,890

Total investments	3,560,269	5,488,621

Total assets	$3,707,923	$5,709,105

Liabilities
Accounts payable and other liabilities	$6,730	$15,005
Dividends payable	185,103	2,036,138

Total liabilities	191,833	2,051,143

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of earnings	(18,340,020)	(18,198,148)

Total stockholders’ equity	3,516,090	3,657,962

Total liabilities and stockholders’ equity	$3,707,923	$5,709,105

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

ARIZONA LAND INCOME CORPORATION

Date August 15, 2005	/S/ Thomas R. Hislop
Thomas R. Hislop Vice President and Chief Financial Officer