Form 10QSB
period 2005-06-30
ARIZONA LAND INCOME CORP
filed 2005-08-15
CIK 830748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 15, 2005, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

		Page
Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operations	7

Item 3.	Controls and Procedures	8

Part II

Item 4.	Exhibits and Reports on Form 8-k	9

Signatures		10

Certifications

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	June 30, 2005	December 31, 2004 (Restated)
	(Unaudited)
Assets
Cash and temporary investments	$166,951	$220,484

Investments – Trading Security	1,638,828	3,677,651
Accrued interest receivable	35,738	93,091
Mortgage note receivable, net of deferred gain on real estate sale	1,661,989	1,661,989
Land held for sale	55,890	55,890

	3,392,445	5,488,621
Total assets	$3,559,396	$5,709,105

Liabilities
Accounts payable and other liabilities	$11,278	$15,005
Dividends payable	185,103	2,036,138

Total liabilities	196,381	2,051,143

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of income	(18,493,095)	(18,198,148)

Total stockholders’ equity	3,363,015	3,657,962

Total liabilities & stockholders’ equity	$3,559,396	$5,709,105

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended June 30, 2005	Three months ended June 30, 2004 (Restated)	Six months ended June 30, 2005	Six months ended June 30, 2004 (Restated)
Income
Interest on mortgages	$77,272	$30,214	$148,018	$30,511
Interest on temporary investments	14,304	6,708	26,251	11,400
Sign lease income	3,750	3,750	7,500	7,500
Other income	—	—	4,153	—

Total income before sale of properties	95,326	40,672	185,922	49,411

Expenses
Professional services	27,084	28,413	40,876	40,605
Advisory fee	4,547	3,006	10,345	6,610
Administration and general	22,967	24,712	42,042	43,794
Directors’ fees	8,700	9,900	17,400	18,200
Property taxes	—	—	—	2,500

Total expenses	63,298	66,031	110,663	111,709

Income (loss) before gain on sale of properties	32,028	(25,359)	75,259	(62,298)
Gain on sale of properties	—	1,081,262	—	1,081,262

Net income (loss)	$32,028	$1,055,903	$75,259	$1,018,964

Earnings per common share	$0.02	$0.57	$0.04	$0.55
Dividends declared per share	$0.10	$0.10	$0.20	$0.20
Weighted average number of shares of common stock outstanding	1,851,025	1,851,025	1,851,025	1,851,025

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2005	Six months ended June 30, 2004 (Restated)
Cash Flows from Operating Activities:
Net (loss) income	$75,259	$1,018,964
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities-
Decrease in trading securities	(9,688)	—
Decrease in accrued interest receivable	57,353	(22,962)
Decrease in accounts payable and other liabilities	(3,727)	148
Gain on sale of land	—	(1,081,262)

Net cash (used in) provided by operating activities	119,197	(85,112)

Cash flows from investing activities:
Purchase of trading securities	(2,393,586)	—
Sale of trading securities	4,442,097	—
Proceeds from land sale	—	1,595,800

Net cash provided by investing activities	2,048,511	1,595,800

Cash flows from financing activities:
Payment of dividends	(2,221,241)	(1,110,597)

Net cash used in financing activities	(2,221,241)	(1,110,597)

Increase (decrease) in cash and temporary investments	(53,533)	400,091
Cash and temporary investments - beginning of period	220,484	2,641,176

Cash and temporary investments - end of period	$166,951	$3,041,267

Schedule of Non-Cash Investing and Financing Activities:
Seller financing in conjunction with land sale	$—	$5,229,690

Dividends declared in excess of dividends paid	$185,103	$185,103

The accompanying notes are an integral part of these statements.

Arizona Land Income Corporation

Notes to Financial Statements

June 30, 2005

Note 1	Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2	The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 3	The Company restated its 2004 annual income to reclassify the results of the sale of its last major real asset in May 2004. The Company had used the full accrual method in reporting this transaction, and has now revised its financial statements to use the installment sale convention. The following is a summary of the effects of the adjustment on the financial statements:

Balance Sheet as of December 31, 2004:

The Company has recorded a liability for deferred gain on real estate sale in the amount of $3,567,701 and adjusted retained earnings for the same amount.

Statement of Operations for Three Months Ended June 30, 2004:

As a result of the restatement, the Company reduced its recognized gain on sale of properties from $4,648,963 to $1,081,262, reduced its net income from $4,623,604 to $1,055,903 and reduced its earnings per share from $2.50 to $.57.

Statement of Operations for the Six Months Ended June 30, 2004:

As a result of the restatement, the Company reduced its recognized gain on sale of properties from $4,648,963 to $1,081,262, reduced its net income from $4,586,666 to $1,018,964 and reduced its earnings per share from $2.48 to $.55.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company”) is an Arizona corporation, which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2005 through June 30, 2005, and January 1, 2004 through June 30, 2004.

Results of Operations

For the quarter ended June 30, 2005, the Company had total income before sale of properties of approximately $95,000 compared to $41,000 for the quarter ended June 30, 2004. This increase was primarily attributable to an increase of approximately $47,000 in interest on mortgages.

The Company’s expenses for the quarter ended June 30, 2005 were approximately $63,000 compared to $66,000 for the quarter ended June 30, 2004. The decrease was primarily attributable to decreases in (1) professional services fees, and (2) administration and general expenses. The administration and general expenses decreased to approximately $23,000 for the quarter ended June 30, 2005, from approximately $25,000 for the quarter ended June 30, 2004.

The Company reported net income of approximately $32,000 for the quarter ended June 30, 2005, compared to net income of approximately $1,056,000 for the quarter ended June 30, 2004. The 2004 income included a nonrecurring real estate gain of $1,081,000.

The Company reported total income before sale of properties of approximately $186,000 for the six-month operating period ended June 30, 2005, compared to approximately $49,000 for the same period during fiscal 2004. This increase resulted from an increase of approximately $118,000 in interest on mortgages and an increase of approximately $15,000 in interest on temporary investments. For the six-month operating period ended June 30, 2005, the Company reported expenses of approximately $111,000 compared to $112,000 for the same period during fiscal 2004.

The Company reported net income of approximately $75,000 for the six-month period ended June 30, 2005, compared to net income of approximately $1,019,000 for the comparable prior period. The 2004 income included a nonrecurring real estate gain of $1,081,000.

The Company reported a decrease in cash and trading securities of approximately $2,092,000 for the six-month period ended June 30, 2005. This decrease resulted primarily from the Company’s payment of a cash distribution of $1,851,103 on January 15, 2005 and a cash distribution of $185,103 on April 15, 2005.

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

On June 2, 2005, the Company declared a $.10 per share regular quarterly dividend with a record date of July 1, 2005, payable July 15, 2005. The Company also paid a $.10 per share regular quarterly dividend with a record date of April 1, 2005, payable on April 15, 2005.

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable and certain other investments. The carrying value of the receivables is reported at the principal balance less any allowance for notes that, in the opinion of management, are impaired. As of June 30, 2005, no allowance was deemed necessary.

As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 9, 2005, the Board has not made a decision regarding the dissolution of the Company.

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