Form 10QSB
period 2005-09-30
ARIZONA LAND INCOME CORP
filed 2005-11-14
CIK 830748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

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

As of November 14, 2005, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

		Page
Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	11

Part II

Item 6.	Exhibits	12

Signatures		13

Certifications

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited and Restated)
Assets
Cash and temporary investments	$248,016	$220,484

Investments – Trading Security	1,324,866	3,677,651
Accrued interest receivable	32,591	93,091
Mortgage note receivable, net of deferred gain on real estate	1,661,989	1,661,989
Land held for sale	55,890	55,890

	3,075,336	5,488,621
Total assets	$3,323,352	$5,709,105

Liabilities
Accounts payable and other liabilities	$11,278	$15,005
Dividends payable	185,103	2,036,138

Total Liabilities	196,381	2,051,143
Stockholders’ Equity
Common Stock-Class A	185,103	185,103
Common Stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of income	(18,729,139)	(18,198,148)

Total stockholders’ equity	3,126,971	3,657,962

Total liabilities and stockholders’ equity	$3,323,352	$5,709,105

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended Sept. 30, 2005	Three months ended Sept. 30, 2004 (Restated)	Nine months ended Sept. 30, 2005	Nine months ended Sept. 30, 2004 (Restated)
Income
Interest on mortgages	$82,743	$56,714	$230,762	$87,225
Interest on temporary investments	12,086	22,111	38,336	33,511
Sign lease income	3,750	3,750	11,250	11,250
Other income	—	—	4,153	—

Total income before gain on sale of properties	98,579	82,575	284,501	131,986

Expenses
Professional services	5,483	7,484	46,359	48,088
Advisory fee	—	5,453	10,345	12,063
Administration and general	12,254	5,191	54,296	48,985
Directors’ fees	8,700	8.700	26,100	26,900
Property taxes	—	—	—	2,500

Total expenses	26,437	26,828	137,100	138,536

Income (loss) before gain on sale of properties	72,142	55,747	147,401	(6,550)
Gain on sale of properties	—	—	—	1,081,262

Net income before income taxes	72,142	55,747	147,401	$1,074,712
Income taxes	(123,083)	—	(123,083)	—

Net income (loss)	$(50,941)	$55,747	$24,318	$1,074,712

Earnings (loss) per common share	$(0.03)	$0.03	$0.01	$0.58
Dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average number of shares of common stock outstanding	1,851,025	1,851,025	1,851,025	1,851,025

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
		(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$24,318	$1,074,712
Adjustments to reconcile net (loss) income to net cash provided by operating activities -
Change in accrued interest receivable	60,499	(28,188)
Change in accounts payable and other liabilities	(3,727)	2,605
Gain on sale of land	—	(1,081,262)

Net cash (used in) provided by operating activities	81,090	(32,133)

Cash Flows from Investing Activities:
Principal payments received from mortgages	—	—
Cash proceeds from land sale	—	1,595,800

Net cash provided by investing activities	—	1,595,800

Cash Flows from Financing Activities:
Payment of dividends	(2,406,343)	(1,295,700)

Net cash used in financing activities	(2,406,343)	(1,295,700)

Increase (decrease) in cash and temporary investments	(2,325,253)	267,967
Cash and temporary investments – beginning of period	3,898,135	2,641,176

Cash and temporary investments – end of period	$1,572,882	$2,909,143

Schedule of Non-Cash Investing and Financing Activities:
Seller financing in conjunction with land sale	$—	$5,229,690

Dividends declared in excess of dividends paid	$185,103	$185,103
Supplemental Disclosures of Cash Flow Information:
Income Taxes Paid	$123,083	$—

The accompanying notes are an integral part of these statements.

Arizona Land Income Corporation

Notes to Financial Statements

September 30, 2005

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

The Company restated its income for the year ended December 31, 2004, to reclassify the results of the sale of its last major real asset in May 2004. The Company had used the full accrual method in reporting this transaction and has now revised its financial statements to use the installment sale convention. The statements of operations and cash flows for the respective periods in 2004 have been restated to reflect that change.

Note 2 -	The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 3 -	The Company has elected treatment as a real estate investment trust (REIT) under Internal Revenue Code (IRC) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct certain qualifying distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 90% of the REIT’s taxable income. The Company has met the distribution requirement for all years presented, and thus has not recorded any income tax provision in the accompanying statements of operations.

For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. Due to such differences the Company elected to recognize income from the sale of real estate for federal income tax purposes. The Company had sufficient federal net operating loss carryforwards to offset such income. However, state net operating loss carryforwards were not sufficient due to expiration of the carryforwards. As a result, the Company incurred an income tax expense of $123,083 for the three and six month periods ended September 30, 2005. There was no material change in net deferred income tax assets for the period.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion together with the financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on August 15, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those discussed in our Annual Report on Form 10-KSB/A.

Arizona Land Income Corporation (the “Company”) is an Arizona corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2005 through September 30, 2005, and January 1, 2004 through September 30, 2004.

Results of Operations

For the quarter ended September 30, 2005, the Company had total income of approximately $99,000 compared to $83,000 for the quarter ended September 30, 2004. The Company’s expenses for the quarter ended September 30, 2005 were approximately $150,000 compared to $27,000 for the quarter ended September 30, 2004.

The Company reported a net loss of approximately $51,000 for the quarter ended September 30, 2005 compared to net income of approximately $56,000 for the quarter ended September 30, 2004. The decrease in net income is primarily attributable to an extraordinary income tax expense of $123,083 in the third quarter.

The Company reported total income before gain on sale of properties of approximately $285,000 for the nine months ended September 30, 2005 compared to $132,000 for the same period in the prior fiscal year.

For the nine months ended September 30, 2005, the Company’s expenses totaled approximately $260,000 compared to approximately $139,000 for the same period in the prior fiscal year. The Company reported net income of approximately $24,318 for the nine months ended September 30, 2005, compared to net income of approximately $1,074,712 in 2004. The increase in expenses is attributable to the non-recurring extraordinary income tax expenses of $123,083. The decrease in net income is a result of a large gain on the sale of property in 2004.

The Company reported an extraordinary income tax expense of $123,083 in the third quarter. The Company incurred this expense in connection with its tax planning following a determination that although the Company’s tax loss carryforward had expired for Arizona state income tax purposes, it is still available for federal income tax purposes.

Outlook

The Company is a real estate investment trust organized as an Arizona corporation on March 10, 1988. Our operations commenced on June 13, 1988, the date on which we completed our initial public offering. We were formed to take advantage of lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans, commercial mortgage-backed securities, commercial real estate, equity investments in joint ventures and/or partnerships and other real estate related assets.

In June 1988, we began investing in first mortgage loans on unimproved real property located primarily in the metropolitan Phoenix area. Such loans included mortgage loans secured or collateralized by first mortgages, first deeds of trust and real property subject to agreements for sale and subdivision trusts (first mortgage loans). Our affairs are managed by our non-salaried officers under the supervision of our Board of Directors. We are party to an advisory and servicing agreement (“Advisory Agreement”) with ALI Advisor, Inc. (“Advisor”).

Under the Advisory Agreement with the Advisor, we pay the Advisor a servicing fee for servicing our first mortgage loans. We also pay the Advisor an advisory fee for aiding the Company in developing investment policies and analyzing and recommending investments to the Company.

Our goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders’ net capital investment. We pay extraordinary cash distributions to our shareholders when such distributions are warranted based on our cash reserves at the time of the distribution as well as our projected need for operating capital.

As disclosed in the prospectus used in connection with our 1988 initial public offering, our intent at the time was to dissolve within approximately eight years after the date of such offering.

For the past several years, we have been liquidating our loan and land holdings and returning capital to our shareholders through regular and special dividends. In the second quarter ended June 30, 2004, we sold our remaining holdings (with the exception of a small .01 acre parcel) of approximately 280 acres related to Loan 6.

In January 2005, we engaged Peacock, Hislop, Staley & Given, Inc., a financial advisor (“PHS&G”), to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. Alternatives that were being considered included a change of business plan for the Company, a merger or sale of the Company, a combination of these, or the decision to take no action other than the completion of the liquidation of the Company. We issued a press release on January 24, 2005 announcing our engagement of PHS&G and the purpose of the engagement. Our Board of Directors believed that PHS&G’s historic relationship with, and long knowledge of, the Company put it in a unique position to assist in determining the best course of action for the Company to take.

Our engagement of PHS&G has entailed an effort by PHS&G to locate a possible merger, partner or acquirer for the Company that would result in enhanced shareholder value. Our agreement with PHS&G calls for the Company to pay PHS&G a fee of four percent of the transaction value (but in no event more than $250,000) only upon the successful completion of its efforts.

In connection with PHS&G’s receipt of certain offers from interested parties relating to a potential transaction with the Company, our Board met in March 2005 for the purpose of forming a special committee composed of qualified independent directors (the “Special Committee”). The Special Committee was tasked with investigating and negotiating a potential business disposition, liquidation or other strategic transaction regarding the Company. We issued a press release on March 28, 2005 announcing that we would postpone the date of our annual meeting of shareholders to allow management and the Board additional time to consider strategic alternatives available to the Company. In connection with the postponement, our Board amended the Company’s Bylaws to give the Board discretionary authority to determine the date and time of our annual meeting of shareholders and to allow the Board to postpone any previously scheduled annual meeting of shareholders.

The Special Committee developed a set of criteria for any proposed strategic transaction to meet in order to be considered for a positive recommendation to the Company’s shareholders. The criteria were as follows:

•	an acknowledgment that the cash held by the Company immediately prior to closing any proposed recapitalization and management change will be paid out to current Company shareholders in the form of a dividend;

•

an understanding that the proposed new management or advisor will purchase for cash or with acceptable assets new Company shares at: (i) a premium to the then book value per share, as determined in accordance with generally accepted accounting principles and not reflecting a discounted value of the note receivable held by the Company; (ii) in an amount such that the total premium to book value is at least $500,000; and (iii) the total proceeds not be less than $1 million;

•	the proposed new management or advisor will have demonstrated experience in the real estate or REIT industry in general and/or experience managing the asset class described in the proposed business plan;

•	the proposed new management or advisor will be able to demonstrate to the satisfaction of the Special Committee the capability to provide or raise the capital necessary to finance the proposed business plan; and

•	any consideration paid directly to Company shareholders to acquire any of their shares be paid in cash.

PHS&G contacted over 50 possible candidates and ultimately recommended that discussions continue with three potential acquirers. Two of these candidates withdrew when they were apprised of the criteria the Special Committee required. The final candidate entered into a meaningful discussion to formulate a final letter of intent. Ultimately, discussions were terminated when it became apparent that the candidate could not fund the acquisition in a manner acceptable to the Special Committee.

To date, our Board of Directors has not received a credible proposal relating to a potential transaction and we have paid no fees to PHS&G.

In light of the Special Committee’s findings, it is the Board’s intention to work toward the ultimate dissolution of the Company and liquidation of its assets. Nevertheless, our Board of Directors retains the discretion to indefinitely continue the operations of the Company if it determines that such continuation is in the best interests of the Company and its shareholders.

While our Board intends to work toward liquidation, we have secured an agreement with PHS&G to continue to review any and all proposals regarding an acquisition of the Company by a third party or any other strategic transaction that could enhance shareholder value. Under our agreement with PHS&G, we will pay no fees to PHS&G unless and until an offer is accepted and the deal has closed.

Liquidity and Capital Resources

Management of the Company believes that funds generated from operations will be sufficient to meet the Company’s capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

On August 22, 2005, the Company declared a $.10 per share regular quarterly dividend with a record date of September 30, 2005, and payable on October 14, 2005. During the third quarter of 2005, the Company paid a regular quarterly dividend of $.10 per share with a record date of July 1, 2005, and payable July 15, 2005.

As disclosed above, the Company’s Board of Directors, acting in consultation with the Special Committee of the Board of Directors, intends to work toward the ultimate dissolution of the Company and liquidation of its assets. To date, the Board has not made a decision regarding the dissolution of the Company and will continue to review with its financial advisor any and all proposals regarding a possible acquisition of the Company or other strategic transaction that could enhance shareholder value.

Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which include information relating to future events, future financial performance, strategies, expectations, risks and uncertainties. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements regarding strategic transactions such as mergers or acquisitions or a possible dissolution of the Company; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “believe,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-KSB, Forms 10-QSB and 8-K reports to the Securities and Exchange Commission.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ARIZONA LAND INCOME CORPORATION

Date: November 14, 2005	/s/ Thomas R. Hislop
Thomas R. Hislop
Vice President and Chief Financial Officer