Form 10KSB
period 2005-12-31
ARIZONA LAND INCOME CORP
filed 2006-03-31
CIK 830748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $385,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A Common Stock as reported by the American Stock Exchange on March 15, 2006, was approximately $6,500,000. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,851,025 shares of Class A Common Stock outstanding on March 15, 2006

100           shares of Class B Common Stock outstanding on March 15, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background. Arizona Land Income Corporation (the “Company”) is a real estate investment trust organized as an Arizona corporation on March 10, 1988. On that same date, the Company issued 100 shares of its Class B Common Stock to YSP Holdings, Inc. (“YSP Holdings”), the Company’s sponsor, in return for an initial capital contribution of $1,000. Operations of the Company commenced on June 13, 1988, the date on which the Company completed its initial public offering.

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

The Company’s goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders’ net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company’s cash reserves at the time of the distribution as well as the Company’s projected need for operating capital. During the 2005 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 2005 to shareholders of record on April 1, 2005. The second distribution was for $.10 per share and was paid on July 15, 2005 to shareholders of record on July 1, 2005. The third distribution was for $.10 per share and was paid on October 14, 2005 to shareholders of record on September 30, 2005. The fourth distribution was for $.10 per share and was paid on January 17, 2006 to shareholders of record on January 3, 2006.

Outlook. As disclosed in the prospectus used in connection with our 1988 initial public offering, our intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering.

For the past several years, we have been liquidating our loan and land holdings and returning capital to our shareholders through regular and special dividends. In the second quarter ended June 30, 2004, we sold our remaining holdings (with the exception of a small .01 acre parcel) of approximately 280 acres related to Loan No. 6.

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

Our engagement of PHS&G entailed an effort by PHS&G to locate a possible merger, partner or acquirer for the Company that would result in enhanced shareholder value. Our agreement with PHS&G calls for the Company to pay PHS&G a fee of four percent of the transaction value (but in no event more than $250,000) only upon the successful completion of its efforts.

In connection with PHS&G’s receipt of certain offers from interested parties relating to a potential transaction with the Company, our Board met in March 2005 for the purpose of forming a special committee composed of qualified independent directors (the “Special Committee”). The Special Committee was tasked with investigating and negotiating a potential business disposition, liquidation or other strategic transaction regarding the Company. We issued a press release on March 28, 2005 announcing that we would postpone the date of our 2005 annual meeting of shareholders to allow management and the Board additional time to consider strategic alternatives available to the Company. In connection with the postponement, our Board amended the Company’s Bylaws to give the Board discretionary authority to determine the date and time of our annual meeting of shareholders and to allow the board to postpone any previously scheduled annual meeting of shareholders.

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

In light of the Special Committee’s findings, it is the Board’s intention to work toward the ultimate dissolution of the Company and liquidation of its assets. Nevertheless, our Board of Directors retains the discretion to indefinitely continue the operations of the Company if it determines that such continuation is in the best interest of the Company and its shareholders.

While our Board intends to work toward liquidation, we have secured an agreement with PHS&G to continue to review any and all proposals regarding an acquisition of the Company by a third party or any other strategic transaction that could enhance shareholder value. Under our agreement with PHS&G, we will pay no fees to PHS&G unless and until an offer is accepted and the deal has closed.

Qualification as a Real Estate Investment Trust. The Company has qualified for real estate investment trust (“REIT”) status for all tax years since its inception, and management and the Company’s Board of Directors believe that the Company has completed the necessary steps to permit the Company to continue, if it so chooses, REIT status for the tax year ended December 31, 2005. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) qualified dividends paid to its shareholders. See Item 6—Management’s Discussion and Analysis or Plan of Operation.

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

The Company’s historical investment objective was to locate First Mortgage Loans that satisfied the foregoing investment criteria. Due to generally poor economic conditions in Arizona and in metropolitan Phoenix during the early 1990s, the Company did not acquire any additional First Mortgage Loans from 1989 until 1998 (other than refinancing or restructuring of existing First Mortgage Loans). The Company received a First Mortgage Loan of approximately $5,230,000 as a result of a sale of real property in 2004.

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

The Company has agreed to pay the Advisor a servicing fee for servicing the Company’s First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company’s mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2005 and 2004, the Company paid the Advisor a servicing fee of approximately $10,345 and $17,437 respectively.

The Company also agreed to pay the Advisor a management fee for assisting the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders’ cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and will equal 30% of the Company’s available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 2005 or 2004.

The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company’s First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 2005 or 2004.

2004 Land Sales. In the second quarter ended June 30, 2004, the Company sold its remaining holdings (with the exception of a small .01 acre parcel described in Note 8 to the financial statements) of approximately 280 acres in Maricopa County, Arizona associated with Loan No. 6. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price (given the Company’s 86.47% participation in Loan No. 6) was approximately $6,824,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,648,000. The Company received cash of $1,588,000 and a note of $5,229,000. Because the mortgage note receivable calls for interest only payments, those scheduled payments do not meet the level annual payment that would be needed to pay the principal and interest on the unpaid balance over 20 years using a fair interest rate. Therefore, a portion of the gain has been deferred using the installment method of accounting. Of the $4,648,000 gain, $3,567,000 has been deferred and $1,081,000 was recognized in the year ended December 31, 2004. No further gain will be recognized until principal balances of the note are paid, which are not scheduled until the maturity date of May 2009. The deferred gain is recorded in the accompanying balance sheet at December 31, 2005 as a contra balance against the mortgage note receivable. The terms of the note are for interest-only monthly installments commencing June 2004 through May 2009 when the full principal balance becomes due and payable. The note bears interest at the floating prime lending rate. The mortgage receivable is collateralized by the underlying property.

In connection with the sale of the property, the broker agreed to defer payment of 50% of the commission due under the broker’s agreement. There is a note payable to the broker with a face value of $252,000, the Company’s proportionate share of which is $218,000 at December 31, 2005. The promissory note payable has terms identical to that of the mortgage note receivable. It calls for interest only payments at the prime rate and is due in full in May 2009. Payments on the note payable are due only from proceeds of the payments from the mortgage note receivable. As a result, the balance of the promissory note payable is netted against the gross balance of the note receivable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its 2005 Annual Meeting of Shareholders on December 16, 2005. Thomas Hislop, Burton Freireich, Robert Blackwell and David Miller were elected directors of the Company at the 2005 Annual Meeting. Tabulation of the voting was as follows:.

Directors:	Votes For	Votes Withheld	Broker Nonvotes
Thomas Hislop	1,694,627	21,530	—
Burton Freireich	1,697,970	17,587	—
Robert Blackwell	1,698,162	17,395	—
David Miller	1,693,964	21,593	—

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

The Company’s Class A Common Stock is listed for trading on the American Stock Exchange (“AMEX”). As of March 15, 2006, there were approximately 52 holders of record of the Class A Common Stock. In the Company’s estimation, based upon information available to the Company, there are approximately 1,487 beneficial owners of the Company’s Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 15, 2006 was $4.44 per share.

On March 15, 1994, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A Common Stock in open market transactions. Since authorizing the repurchase of shares of Common Stock, the Company has repurchased 758,975 shares of Class A Common Stock. The Company did not purchase any shares during the 2005 fiscal year. The Company intends to continue to periodically make open market purchases of its Class A Common Stock.

The following table sets forth the range of high and low sales prices per share for the Company’s Class A Common Stock, as reported by the American Stock Exchange, and cash distributions paid by the Company per share of Class A Common Stock for the periods indicated.

CALENDAR QUARTER	HIGH	LOW	DIVIDENDS/DISTRIBUTIONS DECLARED PER SHARE OF CLASS A COMMON STOCK (1)(2)
2004
First Quarter	5.10	4.25	0.10
Second Quarter	4.96	4.50	0.10
Third Quarter	5.75	4.55	0.10
Fourth Quarter	9.05	5.03	1.10
2005
First Quarter	5.65	4.10	0.10
Second Quarter	7.62	4.15	0.10
Third Quarter	6.04	4.62	0.10
Fourth Quarter	5.00	4.23	0.10

(1)	See Note 7 to the financial statements included in Item 7.
(2)	The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company’s cash reserves at the time of the distribution as well as the Company’s projected need for operating capital. During 2005, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 2005 to shareholders of record on April 1, 2005. The second distribution was for $.10 per share and was paid on July 15, 2005 to shareholders of record on July 1, 2005. The third distribution was for $.10 per share and was paid on October 14, 2005 to shareholders of record on September 30, 2005. The fourth distribution was for $.10 per share and was paid on January 17, 2006 to shareholders of record on January 3, 2006.

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

Results of Operations

Year Ended December 31, 2005 vs. 2004

The Company had net income of approximately $39,316 or $0.02 per share of Class A Common Stock for the year ended December 31, 2005, compared to net income of approximately $1,938,289 or $1.05 per share of Class A Common Stock for the year ended December 31, 2004. The decrease in net income for the year ended December 31, 2005 was primarily attributable to a gain on sale of property of $1,081,262 and income from the sale of an investment in partnership of $817,641 in the prior year.

The Company’s expenses increased in the aggregate to approximately $220,000 in 2005, as compared to approximately $167,000 in 2004. This increase was the result of an increase of approximately $47,000 in professional services and an increase in general and administration expenses of approximately $17,000. The increases in professional services and general and administration expenses can be attributed to expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and professional fees incurred in connection with the development and evaluation of strategic alternatives available to the Company. These increases were partially offset by a $7,000 decrease in advisory fees.

Net cash provided by operating activities in 2005 totaled approximately $85,600 as contrasted to approximately $2,400 in 2004. Net cash provided by investing activities in 2005 and 2004 were approximately $2,356,464 and $1,685,000, respectively. Net cash used for financing activities in 2005 and 2004 were approximately $2,591,000 and $1,481,000, respectively.

Year Ended December 31, 2004 vs. 2003.

The Company had net income of approximately $1,938,289 or $1.05 per share of Class A Common Stock, for the year ended December 31, 2004, compared to net income of approximately $1,044,246 or $.56 per share of Class A Common Stock, for the year ended December 31, 2003. The increase in net income for the year ended in December 31, 2004 was primarily attributable to gains on sale of land and gains on the sale of investments in partnership and was offset by a modest increase of approximately $6,000 in expenses. Interest income on mortgages increased by approximately $110,000, and income on trading securities increased by approximately $32,000. These increases are attributable to a new mortgage received by the Company on its sale of the property associated with Loan No. 6 and additional funds available to invest in trading securities as a result of the referenced sale.

The Company’s expenses increased in the aggregate to approximately $167,000 in 2004, compared to approximately $161,000 in 2003. This increase was the result of an increase of approximately $8,000 in professional services, an increase in general and administration expenses of approximately $12,000, and an increase in Directors’ fees of approximately $14,000. In 2003, the Company recorded a nonrecurring bad debt expense of $25,285. The increases in professional services, general and administration, and Directors’ fees can be attributed to expenses associated with compliance to the Sarbanes-Oxley Act of 2002.

Net cash provided by operating activities in 2004 totaled approximately $2,400 as contrasted to cash used in operating activities in 2003 of approximately $1,146,000. Net cash provided by investing activities in 2004 and 2003 were approximately $1,685,000 and $2,243,000 respectively. Net cash used for financing activities in 2004 and 2003 were approximately $1,480,000 and $1,203,000 respectively.

Outlook

Potential Dissolution. As disclosed in the Company’s prospectus used in connection with its 1988 initial public offering and in its subsequent annual reports on Form 10-KSB, the Company’s intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering.

For the past several years, we have been liquidating our loan and land holdings and returning capital to our shareholders through regular and special dividends. In the second quarter ended June 30, 2004, we sold our remaining holdings (with the exception of a small .01 acre parcel) of approximately 280 acres related to Loan No. 6.

In January 2005, we engaged Peacock, Hislop, Staley & Given, Inc., a financial advisor (“PHS&G”) to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. Alternatives that were being considered included a change of business plan for the Company, a merger or sale of the Company, a combination of these, or the decision to take no action other than the completion of the liquidation of the Company. We issued a press release on January 24, 2005 announcing our engagement of PHS&G and the purpose of the engagement. Our Board of Directors believed that PHS&G’s historic relationship with, and long knowledge of, the Company put it in a unique position to assist in determining the best course of action for the Company to take.

Our engagement of PHS&G entailed an effort by PHS&G to locate a possible merger, partner or acquirer for the Company that would result in enhanced shareholder value. Our agreement with PHS&G calls for the Company to pay PHS&G a fee of 4% of the transaction value (but in no event more than $250,000) only upon the successful completion of its efforts.

In connection with PHS&G’s receipt of certain offers from interested parties relating to a potential transaction with the Company, our Board met in March 2005 for the purpose of forming a special committee composed of qualified independent directors (the “Special Committee”). The Special Committee was tasked with investigating and negotiating a potential business disposition, liquidation or other strategic transaction regarding the Company. We issued a press release on March 28, 2005 announcing that we would postpone the date of our 2005 annual meeting of shareholders to allow management and the Board additional time to consider strategic alternatives available to the Company. In connection with the postponement, our Board amended the Company’s Bylaws to give the Board discretionary authority to determine the date and time of our annual meeting of shareholders and to allow the board to postpone any previously scheduled annual meeting of shareholders.

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

In light of the Special Committee’s findings, it is the Board’s intention to work toward the ultimate dissolution of the Company and liquidation of its assets. Nevertheless, our Board of Directors retains the discretion to indefinitely continue the operations of the Company if it determines that such continuation is in the best interest of the Company and its shareholders.

While our Board intends to work toward liquidation, we have secured an agreement with PHS&G to continue to review any and all proposals regarding an acquisition of the Company by a third party or any other strategic transaction that could enhance shareholder value. Under our agreement with PHS&G, we will pay no fees to PHS&G unless and until an offer is accepted and the deal has closed.

Liquidity and Capital Resources

The Company believes that the funds generated from mortgage interest, trading securities and the sale of its remaining property will be sufficient to meet the Company’s working capital requirements and to finance any additional investments. No other arrangements, such as lines of credit, have been made to obtain external sources of liquidity. However, the Company believes that such arrangements could be obtained by the Company, if necessary.

The Company currently has no commitments for any material capital expenditures and does not anticipate any such expenditures in the foreseeable future.

As disclosed above, the Company’s Board of Directors, acting in consultation with the Special Committee of the Board of Directors intends to work toward the ultimate dissolution of the Company and liquidation of its assets. To date, the Board has not made a decision regarding the dissolution of the Company and will continue to review with its financial advisor any and all proposals regarding a possible acquisition at the Company or other strategic transaction that could enhance shareholder value.

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable, land held for sale and certain other investments. The Company has determined that the carrying value of the mortgage interest of approximately $5,229,690 received in 2004 is not impaired. There is no impairment allowance on the remaining land held for sale.

Dividends

During the 2005 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 2005 to shareholders of record on April 1, 2005. The second distribution was for $.10 per share and was paid on July 15, 2005 to shareholders of record on July 1, 2005. The third distribution was for $.10 per share and was paid on October 14, 2005 to shareholders of record on September 30, 2005. The fourth distribution was for $.10 per share and was paid on January 17, 2006 to shareholders of record on January 3, 2006.

In 2004, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 2004 to shareholders of record on April 1, 2004. The second distribution was for $.10 per share and was paid on July 15, 2004 to shareholders of record on July 1, 2004. The third distribution was for $.10 per share and was paid on October 15, 2004 to shareholders of record on October 1, 2004. The fourth distribution was for $1.10 per share and was paid on January 17, 2005 to shareholders of record on January 3, 2005.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Arizona Land Income Corporation:

We have audited the accompanying balance sheet of Arizona Land Income Corporation as of December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 2005, and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

/s/ EPSTEIN, WEBER & CONOVER, P.L.C.
Scottsdale, Arizona
March 14, 2006

ARIZONA LAND INCOME CORPORATION

BALANCE SHEET

DECEMBER 31, 2005

ASSETS:
Cash and cash equivalents	$71,116

Investments
Trading securities	1,330,660
Accrued interest receivable	42,542
Mortgage note receivable, net of deferred gain on real estate sale	1,661,989
Land held for sale	55,890

Total investments	3,091,081

TOTAL ASSETS	$3,162,197

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and other liabilities	$20,228
Dividends payable	185,103

Total liabilities	205,331

STOCKHOLDERS’ EQUITY:
Class A common stock, $.10 stated value, 10,000,000 shares authorized, 1,851,025 shares issued and outstanding	185,103
Class B common stock, $.10 stated value, 10,000 shares authorized, 100 shares issued and outstanding	10
Additional paid-in capital	21,670,997
Distributions in excess of earnings	(18,899,244)

Total stockholders’ equity	2,956,866

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,162,197

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
INCOME:
Interest income on mortgages	$325,268	$149,691
Income on trading securities	60,152	56,613
Sale of investment in partnership	—	817,641

Total income	385,420	1,023,945

EXPENSES:
Property taxes	8	2,509
Professional services	97,587	51,048
Advisory fees to related party	10,345	17,437
General and administration	77,045	60,324
Director’s fees	34,800	35,600

Total expenses	219,785	166,918

INCOME BEFORE GAIN ON SALE OF PROPERTIES AND INCOME TAX EXPENSE	165,635	857,027

GAIN ON SALE OF PROPERTIES, net	—	1,081,262

INCOME BEFORE INCOME TAXES	165,635	1,938,289
INCOME TAXES	126,319	—

NET INCOME	$39,316	$1,938,289

NET INCOME PER SHARE:	$0.02	$1.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	1,851,125	1,851,125

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
	Shares	Amount
BALANCE, December 31, 2003	1,851,125	$185,113	$21,670,997	$(17,544,989)	$4,311,121
Dividends declared	—	—	—	(2,591,448)	(2,591,448)
Net income	—	—	—	1,938,289	1,938,289

BALANCE, December 31, 2004	1,851,125	$185,113	$21,670,997	$(18,198,148)	$3,657,962
Dividends declared	—	—	—	(740,412)	(740,412)
Net income	—	—	—	39,316	39,316

BALANCE, December 31, 2005	1,851,125	$185,113	$21,670,997	$(18,899,244)	$2,956,866

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,316	$1,938,289
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in net (income) loss of investment in partnership	—	(817,641)
Gain on sale of land	—	(1,081,262)
Changes in assets and liabilities:
Trading securities	(9,473)	29,593
Accrued interest receivable	50,549	(69,074)
Accounts payable and other liabilities	5,223	2,525

Net cash provided by (used in) operating activities	85,615	2,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trading securities	(3,524,296)	(6,881,175)
Proceeds from sale of trading securities	5,880,760	5,800,896
Proceeds from sale of land	—	1,595,800
Proceeds from sale of partnership investment	—	1,169,126

Net cash provided by investing activities	2,356,464	1,684,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(2,591,447)	(1,480,804)

Net cash used for financing activities	(2,591,447)	(1,480,804)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(149,368)	206,273
CASH AND CASH EQUIVALENTS, beginning of year	220,484	14,211

CASH AND CASH EQUIVALENTS, end of year	$71,116	$220,484

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared in excess of dividends paid	$—	$1,110,644

Note receivable taken in sale of land	$—	$5,229,690

INCOME TAXES PAID	$126,319	$—

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

In January 2005, we engaged Peacock, Hislop, Staley & Given, Inc., a financial advisor (“PHS&G”) to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. Alternatives that were being considered included a change of business plan for the Company, a merger or sale of the Company, a combination of these, or the decision to take no action other than the completion of the liquidation of the Company. Our engagement of PHS&G has entailed an effort by PHS&G to locate a possible merger, partner or acquirer for the Company that would result in enhanced shareholder value. Our agreement with PHS&G calls for the Company to pay PHS&G a fee of 4% of the transaction value (but in no event more than $250,000) only upon the successful completion of its efforts. To date, our Board of Directors has not received a credible proposal relating to a potential transaction and we have paid no fees to PHS&G.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: Investments with an original maturity of less than 90 days when purchased are considered cash equivalents.

Trading Securities: U.S. Treasury Notes and debt securities of other governmental agencies with original maturities of 120 days or more are classified as trading securities upon acquisition and recorded at fair value. Gains and losses are included in income on trading securities in the accompanying statements of operations. Substantially all income from trading securities for the years ended December 31, 2005 and 2004 resulted from interest earned on debt securities. These securities are presented at the amortized cost which approximates market. Approximately $807,000 of these securities mature in January 2006, $330,000 in November 2006 and $200,000 in July 2007.

Mortgage Note Receivable: Mortgage note receivable is presented at its unpaid principal balance in the accompanying balance sheet. It is the Company’s policy to discontinue the accrual of interest for notes in default as of the default date. In management’s opinion, mortgage note receivable is stated at an amount not in excess of net realizable value.

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

Interest income from mortgage notes receivable is recognized using the interest method. Accrual of interest income is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan becomes current, and past-due interest income is recognized at that time. In addition, a detailed review of commercial loans will cause earlier suspension of interest accrual if collection is deemed doubtful. The Company has no material mortgage notes receivable in default or impaired at December 31, 2005.

Income Taxes and REIT Status: The Company has elected treatment as a real estate investment trust (REIT) under Internal Revenue Code (IRC) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct certain qualifying distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 90% of the REIT’s taxable income. The Company has met the distribution requirement for all years presented.

In the year ended December 31, 2005, the Company made distributions deemed to be a return of capital to the Company’s shareholders. In doing so, the Company was able to utilize net operating loss carryforwards for federal income tax purposes. However, due to expirations of state income tax net operating loss carryforwards, there were not sufficient carryforwards to offset income taxes for state purposes, resulting in state income taxes of $126,319 in the year ended December 31, 2005.

For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. As a result of these differences, taxable income before deductions for dividends paid totaled approximately $575,000 and $1,876,000 in the years ended December 31, 2005 and 2004, respectively. The most significant book/tax difference in the year ended December 31, 2004 is the installment method accounting for the land sale for tax purposes. Net operating losses for federal income tax purposes available to offset future taxable income totaled approximately $422,000 at December 31, 2005 and expire through the year ending 2010.

Income Per Common Share: Income per common share is computed based upon the weighted average number of shares of common stock outstanding during the year. There are no stock options, warrants or other common stock equivalents outstanding at December 31, 2005 and 2004.

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

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended December 31, 2005 and 2004.

Recently Issued Accounting Pronouncements:

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

In December 2004, the FASB issued Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FAS 109-1 was adopted at the beginning of 2005. This standard did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not currently believe that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

Reclassifications: Certain reclassifications have been made to the 2004 financial statements to conform with the 2005 presentation.

3.	CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of treasury securities and its mortgage note receivable. The Company’s treasury securities are placed with a major bank. The Company’s mortgage note receivable resulted from the sale of property. The mortgage note receivable is collateralized by the underlying real property. The Company’s investment policy limits its overall exposure to concentrations of credit risk.

4.	MORTGAGE NOTE RECEIVABLE

The mortgage note receivable which totals $5,229,000 at December 31, 2005 was received as partial consideration for the Company’s sale of the property associated with Loan No. 6. The Company sold its remaining holdings of approximately 280 acres in Maricopa County, Arizona on May 10, 2004. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price was approximately $6,824,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,648,000. The Company received cash of $1,588,000 and a note of $5,229,000. The terms of the note are for interest-only monthly installments commencing in June 2004 through May 2009 when the full principal balance becomes due and payable. The face value of the note is $6,300,000 and bears interest at the floating prime lending rate of 7% at December 31, 2005. The Company has recorded its proportionate share of the note as a receivable at December 31, 2005. The mortgage receivable is collateralized by the underlying property. Because the mortgage note receivable calls for interest only payments, those scheduled payments do not meet the level annual payment that would be needed to pay the principal and interest on the unpaid balance over 20 years using a fair interest rate. Therefore, a portion of the gain has been deferred using the installment method of accounting. Of the $4,648,000 gain, $3,567,000 has been deferred and $1,081,000 was recognized in the year ended December 31, 2004. No further gain will be recognized until principal balances of the note are paid, which are not scheduled until the maturity date of May 2009. The deferred gain is recorded in the accompanying balance sheet at December 31, 2005 as a contra balance against the mortgage note receivable.

In connection with the sale of the property, the broker agreed to defer payment of 50% of the commission due under the broker’s agreement. There is a note payable to the broker with a face value of $252,000, the Company’s proportionate share of which is $218,000 at December 31, 2005. The promissory note payable has terms identical to that of the mortgage note receivable – interest only at the prime rate and due in full in May 2009. Payments on the note payable are only due from proceeds of the payments from the mortgage note receivable. As a result, the balance of the promissory note payable is netted against the gross balance of the note receivable.

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

The Company is a party to the following agreements with affiliates who share common management and directors with the Company:

ALI Advisor Inc. – The Company pays a quarterly advisory fee of 30% of available cash in any quarter in which the cumulative return to investors is in excess of 12.7%. No such fees were paid during the years ended December 31, 2005 and 2004 as the cumulative return requirement was not met. The Company also pays a quarterly servicing fee for servicing loans of 1/16 of 1% of total assets, as defined. In addition, certain other overhead expenses may be paid. Such servicing fees and other overhead costs totaled $10,345 and $17,437 in the years ended December 31, 2005 and 2004, respectively.

PHS Mortgage, Inc. – All loans made after the initial purchase at June 13, 1988 have been originated by the mortgage company and origination fees were paid by the borrowers. No such fees were paid in 2005 and 2004 as no new loans were originated.

Peacock, Hislop, Staley & Given, Inc. – The Company utilizes PHS&G on certain investment transactions involving excess cash. The fees paid for these services have historically been immaterial.

Director’s fees totaling $34,800 and $35,600 for the years ended December 31, 2005 and 2004, respectively were paid to independent directors for board service.

7.	DIVIDENDS

Class A dividends for years ended December 31, 2005 and 2004 are as follows:

Date Declared	Per Share	Amount
March 22, 2005	$0.10	$185,103
June 2, 2005	0.10	185,103
August 22, 2005	0.10	185,103
November 15, 2005	0.10	185,103

Total 2005	$.40	$740,412

March 23, 2004	$0.10	$185,103
May 18, 2004	0.10	185,103
September 9, 2004	0.10	185,103
December 7, 2004	1.10	2,036,139

Total 2004	$1.40	$2,591,448

Approximately 2% and 4% of dividends declared in the years ended December 31, 2005 and 2004, respectively, represented distributions of ordinary taxable income. The remainder represented a return of capital or capital gain income.

8.	LAND HELD FOR SALE

Land held for sale at December 31, 2005 consisted of the following:

Loan Number	Property Description	Company’s Participation	Carrying Value
17	.01 acres – Southwest corner of I-17 and Deer Valley Road, Phoenix, Arizona	100%	$55,890

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Thomas R. Hislop, age 57, has served as Chairman of the Board (and, in that capacity, as Chief Executive Officer) of the Company since September 22, 1988, and as Vice President, Chief Financial Officer and Treasurer of the Company since its inception. Mr. Hislop is Chief Executive Officer and a director of Peacock, Hislop, Staley & Given, Inc. (“PHS&G”), where he has been employed since that company’s inception in 1989. Prior to that date, Mr. Hislop was a director of Young, Smith & Peacock, Inc. (“YSP”), where he was employed from 1967 to 1989.

Robert L. Blackwell, age 83, has served as an Unaffiliated Director of the Company since May 12, 1992. Mr. Blackwell has extensive experience in managing assets for various trusts, and is currently self-employed as a manager of various trust portfolios. He has been involved with real estate in Arizona for more than twenty-five years. Mr. Blackwell is a native of Kansas. He is a graduate of the University of Kansas and has resided in Arizona since 1957.

Burton P. Freireich, age 80, has served as an Unaffiliated Director of the Company since September 9, 1991. Mr. Freireich is currently retired. Prior to retirement, Mr. Freireich was an owner of News-Suns Newspaper from 1960 to 1984. Mr. Freireich is a graduate of the University of Illinois and has resided in Arizona since 1950.

David W. Miller, age 57, has served as an Unaffiliated Director of the Company since March 2004. Mr. Miller served as Secretary of the Company from September 22, 1988 to March 2004. Mr. Miller has served as Managing Director, Chief Financial Officer and Secretary of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G.

Identification of Executive Officers

Officers are elected annually by the Company’s Board of Directors and serve at the discretion of the Board. Information regarding the Company’s current executive officers who are not also Directors of the Company is set forth below.

Barry W. Peacock, age 68, has served as the Company’s President since its inception in 1988. Mr. Peacock is Chairman of the Board of PHS&G, a position he has held since the inception of that company in June 1989. Mr. Peacock served as a senior executive with YSP Holdings from 1964 until June 1989, and most recently as Managing Director–Municipal Bonds.

Larry P. Staley, age 63, has served as the Company’s Vice President since its inception in 1988 and as its Secretary since March 2004. Mr. Staley is Vice Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP Holdings, where he was employed from 1973 until he joined PHS&G in 1989.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company believes that all directors, executive officers, and greater-than-10% beneficial owners have complied with all Section 16(a) filing requirements applicable to such persons or entities during the 2005 fiscal year.

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

Executive Compensation

The table below sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2005, 2004 and 2003, of those persons who were, at December 31, 2004 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company:

Summary Compensation Table

Name and Principal Position	Year	All Other Compensation(1)
Thomas R. Hislop Chairman of the Board, Vice President, Chief Financial Officer and Treasurer	2005 2004 2003	$ $ $	3,414 5,812 4,402

(1)	The Company has no salaried employees. See “Compensation of Officers and Directors” above. However, under an Advisory Agreement with the Advisor, the Company pays the Advisor a servicing fee for servicing the Company’s First Mortgage Loans. See “Certain Relationships and Related Transactions” set forth elsewhere in this Report on Form 10-KSB. Mr. Hislop is Treasurer, Vice President and a director of the Advisor and functions as its Chief Executive Officer. Although Mr. Hislop received no salary from the Advisor in 2005, 2004 or 2003, 33% of the 2005 servicing fee, $10,345, 33% of the 2004 servicing fee, $17,437, and 33% of the 2003 servicing fee, $13,340, have been attributed to Mr. Hislop for disclosure purposes.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2006, certain information concerning beneficial ownership of the Company’s Class A Common Stock by (i) each director, (ii) all of the Company’s directors and executive officers as a group, and (iii) each person known to the Company to own beneficially more than 5% of the Company’s Class A Common Stock:

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class A Common Stock
Directors and Executive Officers:
Thomas R. Hislop (2)	7,700	*
Burton P. Freireich	125,000	6.8%
Robert L. Blackwell (3)	4,000	*
David W. Miller (4)	1,500	*
Barry W. Peacock (5)	35,600	1.9%
Larry P. Staley (6)	22,700	1.2%
All directors and executive officers as a group (6 persons)	196,500	10.4%

5% Holders:
Phillip and Linda Barkdoll (7)	189,296	10.2%

Unless otherwise noted, the address of each person named in the table is 2999 North 44th Street, Suite 100, Phoenix, Arizona 85018.

*	Less than 1%.
(1)	The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but is included in accordance with rules of the Securities and Exchange Commission.
(2)	Includes 1,500 shares held in retirement accounts; 400 shares held in custodian accounts; 4800 shares held in Mr. Hislop’s personal account; and 1,000 shares held in the Carol Cain Trust of which Mr. Hislop is trustee.
(3)	Includes 2,900 shares held in the Robert L. and Beverly Blackwell Family Trust, and 1,100 shares held in Mr. Blackwell’s Individual Retirement Account.
(4)	Includes 500 shares held in a custodial account for Mr. Miller’s daughter for which account Mr. Miller serves as custodian.
(5)	Includes 35,600 shares held in the Peacock, Hislop, Staley & Given, Inc. Profit Sharing Plan and Trust #1 for the benefit of Mr. Peacock.
(6)	Includes 2,400 shares held in the Peacock, Hislop, Staley & Given, Inc. Profit Sharing Plan and Trust #4 for the benefit of Mr. Staley; 15,268 shares held by Mr. Staley and his wife; 100 shares held in the investment account of Mr. Staley’s wife; and 4,932 shares held in the Staley Family Trust of which Mr. Staley is co-trustee.
(7)	Includes 175,000 shares held by the Barkdoll Family Trust, of which Mr. and Mrs. Barkdoll are the trustees and sole beneficiaries, and 14,296 shares held in Mrs. Barkdoll’s personal IRA account. The address for Phillip and Linda Barkdoll is 12003 S. Montezuma Court, Phoenix, Arizona 85004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Advisory Agreement with ALI Advisor, Inc.

Mr. Hislop is Vice President, Treasurer and a director of the Advisor. Barry Peacock, the Company’s President, is President, Chief Executive Officer and a director of the Advisor. Larry Staley, the Company’s Vice President, is Secretary and a director of the Advisor. Under the Company’s Advisory Agreement with the Advisor, the Company pays the Advisor a servicing fee for servicing the Company’s first mortgage loans. Messrs. Hislop, Peacock and Staley collectively own all of the issued and outstanding stock of the Advisor. The servicing fee is payable quarterly and equals 1/16 of 1% of (i) the aggregate outstanding loan balance of the first mortgage loans in the Company’s mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2005, the Company paid the Advisor a servicing fee of $10,345.

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

Retention of PHS&G

For the past several years, the Company has been liquidating its loan and land holdings and returning capital to its shareholders through regular and special dividends. In January 2005, the Company engaged PHS&G to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. Alternatives may include a change of business plan for the Company, a merger or sale of the Company, a combination of these, or the decision to take no action other than the completion of the liquidation of the Company. The engagement with PHS&G entails an effort by PHS&G to locate a possible merger, partner or acquirer for the Company that will result in enhanced shareholder value. The Company will pay PHS&G a fee of four percent of the transaction value (but in no event more than $250,000) only upon the successful completion of its efforts. To date, the Company has not paid a fee to PHS&G.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II of this Form 10-KSB.

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3-A to Amendment No. 3 to S-18 (No. 33-20625).)

3.2	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

14.1	Arizona Land Income Corporation Code of Business Conduct and Ethics. (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed November 14, 2005.)

14.2	Arizona Land Income Corporation Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers. (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed November 14, 2005.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b)	Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed for professional audit services rendered by Epstein, Weber & Conover, P.L.C., the Company’s independent auditor, for the fiscal years ended December 31, 2004 and 2005.

CATEGORY	2005	2004
Audit Fees	$18,310	$19,100
Audit-Related Fees	0	0
Tax Fees	9,315	6,000
All other fees	0	0

Total	$27,625	$25,100

The tax fees set forth in the above table, which were approved in advance by the Company’s Audit Committee, include tax compliance services provided in relation to U.S. federal, state and local taxes. The policy of the Company’s Audit Committee is to approve expenditures for audit or non-audit services at the time such services are proposed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2006.

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

Signature	Title	Date

/s/ Barry W. Peacock Barry W. Peacock	President	March 31, 2006

/s/ Thomas R. Hislop Thomas R. Hislop	Chairman of the Board, Vice President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)	March 31, 2006

/s/ Robert Blackwell Robert Blackwell	Unaffiliated Director	March 31, 2006

/s/ Burton P. Freireich Burton P. Freireich	Unaffiliated Director	March 31, 2006

/s/ David W. Miller David W. Miller	Unaffiliated Director	March 31, 2006

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3-A to Amendment No. 3 to S-18 (No. 33-20625).)

3.2	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

14.1	Arizona Land Income Corporation Code of Business Conduct and Ethics. (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed November 14, 2005.)

14.2	Arizona Land Income Corporation Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers. (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed November 14, 2005.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)