Form 10QSB
period 2006-03-31
ARIZONA LAND INCOME CORP
filed 2006-05-15
CIK 830748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 15, 2006, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

ARIZONA LAND INCOME CORPORATION

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$277,463	$71,116

Investments –
Trading securities	1,031,175	1,330,660
Accrued interest receivable	42,798	42,542
Mortgage note receivable, net of deferred gain on real estate sale	1,661,989	1,661.989
Land held for sale	55,890	55,890

Total investments	2,791,852	3,091,081

Total assets	$3,069,315	$3,162,197

Liabilities
Accounts payable and other liabilities	$28,612	$20,228
Dividends payable	185,103	185,103

Total liabilities	213,715	205,331

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of earnings	(19,000,510)	(18,899,244)

Total stockholders’ equity	2,855,600	2,956,866

Total liabilities and stockholders’ equity	$3,069,315	$3,162,197

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Income
Interest income on mortgages	$96,900	$70,747
Interest on temporary investments	12,357	11,947
Sign lease income	3,750	3,750
Other income	—	4,153

Total income	113,007	90,597

Expenses
Professional services	17,632	13,792
Advisory fees to related party	—	5,798
Administration and general	2,838	19,075
Directors’ fees	8,700	8,700

Total expenses	29,170	47,365

Net Income	$83,837	$43,232

Earnings per common share	$0.05	$0.02
Dividends declared per share	$0.10	$0.10
Weighted average common shares outstanding	1,851,025	1,851,025

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Cash flows from operating activities:
Net Income	$83,837	$43,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
(Increase) decrease in accrued interest receivable	(256)	66,538
(Increase) decrease in trading securities	(8,184)	(4,413)
Increase (decrease) in accounts payable and other liabilities	8,384	(8,276)

Net cash provided by operating activities	83,781	97,081

Cash flows from investing activities:
Purchase of trading securities	(500,331)	(1,285,033)
Proceeds from sale of trading securities	808,000	3,151,260

Net cash provided by investing activities	307,669	1,866,227

Cash flows from financing activities:
Payment of dividends	(185,103)	(2,036,138)

Net cash used in financing activities	(185,103)	(2,036,138)

Increase in cash and temporary investments	206,347	(72,830)
Cash and temporary investments - beginning of period	71,116	220,484

Cash and temporary investments - end of period	$277,463	$147,654

Schedule of Non-Cash Investing and Financing Activities:
Dividends declared in excess of dividends paid	$185,103	$185,103

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

Notes to Financial Statements

March 31, 2006

Note 1	Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2	The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company”) is an Arizona corporation, which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2006 through March 31, 2006, and January 1, 2005 through March 31, 2005.

Results of Operations

For the quarter ended March 31, 2006, the Company had total income of approximately $113,000 compared to approximately $90,600 for the quarter ended March 31, 2005. This increase was primarily attributable to an increase in interest on mortgages from approximately $70,000 to approximately $97,000.

The Company’s expenses for the quarter ended March 31, 2006 were approximately $29,000 compared to approximately $47,000 for the quarter ended March 31, 2005. The Company’s fees for professional services increased to approximately $18,000 for the quarter ended March 31, 2006 from approximately $14,000 for the same period of 2005. The Company’s administration and general expenses decreased to approximately $2,800 for the quarter ended March 31, 2006 compared to approximately $19,000 for the quarter ended March 31, 2005.

Effective the third quarter 2005 the Company elected to waive the advisory fee to the Advisor as no new loans or mortgages have been made.

The Company reported net income of approximately $84,000 for the quarter ended March 31, 2006, compared to net income of approximately $43,000 for the quarter ended March 31, 2005. The increase in net income is attributable primarily to an increase in interest on mortgages, as noted above.

For the operating period of January 1, 2006 through March 31, 2006, the Company reported a decrease in cash and trading securities of approximately $93,000.

Liquidity and Capital Resources

Management of the Company believes that funds generated from operations will be sufficient to meet the Company’s capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

On March 8, 2006, the Company declared a $.10 per share regular quarterly dividend with a record date of March 31, 2006, payable on April 14, 2006. During the first quarter of 2006, the Company paid a dividend of $.10 per share with a record date of January 3, 2006, payable January 17, 2006.

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable, land held for sale and certain other investments. The carrying value of the receivables is reported at the principal balance less any allowance for notes that, in the opinion of management, are impaired. At March 31, 2006, the Company had made no provisions for impairment on any of its assets.

As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of May 15, 2006, the Board has not made a decision regarding the dissolution of the Company.

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

ARIZONA LAND INCOME CORPORATION

May 15, 2006	/S/ Thomas R. Hislop
Date	Thomas R. Hislop
Vice President and
Chief Financial Officer