Form 10QSB
period 2006-06-30
ARIZONA LAND INCOME CORP
filed 2006-08-14
CIK 830748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

		Page
Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operations	7

Item 3.	Controls and Procedures	8

Part II

Item 4.	Exhibits and Reports on Form 8-k	9

Signatures		10

Certifications

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and temporary investments	$158,927	$71,116

Investments –
Temporary Investments	1,031,175	1,330,660
Accrued interest receivable	51,106	42,542
Mortgages receivable	1,661,989	1,661,989
Land held for sale	55,890	55,890

	2,800,160	3,091,081
Total assets	$2,959,087	$3,162,197

Liabilities
Accounts payable and other liabilities	$8,529	$20,228
Dividends payable	185,103	185,103

Total liabilities	193,632	205,331

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of income	(19,090,655)	(18,899,244)

Total stockholders’ equity	2,765,455	2,956,866

Total liabilities & stockholders’ equity	$2,959,087	$3,162,197

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Income
Interest on mortgages	$101,290	$77,272	$198,190	$148,018
Interest on temporary investments	15,505	14,304	27,862	26,251
Sign lease income	3,750	3,750	7,500	7,500
Other income	—	—	—	4,153

Total income	120,545	95,326	233,552	185,922

Expenses
Professional services	2,385	27,084	20,017	40,876
Advisory fee	—	4,547	—	10,345
Administration and general	15,702	22,967	18,540	42,042
Directors’ fees	7,500	8,700	16,200	17,400

Total expenses	25,587	63,298	54,757	110,663

Net income	$94,958	$32,028	$178,795	$75,259

Earnings per common share	$0.05	$0.02	$0.10	$0.04
Dividends declared per share	$0.10	$0.10	$0.20	$0.20
Weighted average number of shares of common stock outstanding	1,851,025	1,851,025	1,851,025	1,851,025

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash Flows from Operating Activities:
Net income (loss)	$178,795	$75,259
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities-
Decrease in trading securities	(8,184)	(9,688)
Decrease (increase) in accrued interest receivable	(8,564)	57,353
Decrease in accounts payable and other liabilities	(11,699)	(3,727)

Net cash (used in) provided by operating activities	150,348	119,197

Cash flows from investing activities:
Purchase of trading securities	(500,331)	(2,393,586)
Sale of trading securities	808,000	4,442,097

Net cash provided by investing activities	307,669	2,048,511

Cash flows from financing activities:
Payment of dividends	(370,206)	(2,221,241)

Net cash used in financing activities	(370,206)	(2,221,241)

Increase (decrease) in cash and temporary investments	87,811	(53,533)
Cash and temporary investments - beginning of period	71,116	220,484

Cash and temporary investments - end of period	$158,927	$166,951

Schedule of Non-Cash Investing and Financing Activities:
Dividends declared in excess of dividends paid	$185,103	$185,103

The accompanying notes are an integral part of these statements.

Arizona Land Income Corporation

Notes to Financial Statements

June 30, 2006

Note 1	Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2	The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company”) is an Arizona corporation, which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2006 through June 30, 2006, and January 1, 2005 through June 30, 2005.

Results of Operations

For the quarter ended June 30, 2006, the Company had total income of approximately $120,000 compared to $95,000 for the quarter ended June 30, 2005. This increase was primarily attributable to an increase of approximately $24,000 in interest on mortgages.

The Company’s expenses for the quarter ended June 30, 2006 were approximately $25,000 compared to $63,000 for the quarter ended June 30, 2005. The decrease was primarily attributable to decreases in (1) advisory fee, (2) professional services fees, and (3) administration and general expenses. The administration and general expenses decreased to approximately $16,000 for the quarter ended June 30, 2006, from approximately $23,000 for the quarter ended June 30, 2005.

The Company reported net income of approximately $95,000 for the quarter ended June 30, 2006, compared to net income of approximately $32,000 for the quarter ended June 30, 2005.

The Company reported total income of approximately $233,000 for the six-month operating period ended June 30, 2006, compared to approximately $186,000 for the same period during fiscal 2005. This increase resulted from an increase of approximately $50,000 in interest on mortgages. For the six-month operating period ended June 30, 2006, the Company reported expenses of approximately $55,000 compared to $111,000 for the same period during fiscal 2005. This decrease resulted from a decrease in professional services of approximately $20,000 and a decrease of approximately $24,000 in administration and general expenses.

The Company reported net income of approximately $179,000 for the six-month period ended June 30, 2006, compared to net income of approximately $75,000 for the comparable prior period. This increase resulted from an increase in interest on mortgages.

Subsequent Events

On July 1, 2006, the Company received $1,783,208.79 from the maker of its mortgage note receivable as a payment to release 80 acres of the 280 acres securing the loan. The Company anticipates recording a gain on real estate sale of $3,567,701.00, the balance of deferred income, as the payment received now allows for the treatment of the sale under the full accrual method.

On July 10, 2006, the Company purchased an additional 1.7647% interest in its mortgage note receivable for a total consideration of $70,498.05. This purchase increased the Company’s interest in the mortgage note receivable from 86.4703% to 88.235%.

Liquidity and Capital Resources

Management of the Company believes that funds generated from operations will be sufficient to meet the Company’s capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

On June 8, 2006, the Company declared a $.10 per share regular quarterly dividend with a record date of July 3, 2006, payable July 17, 2006. The Company also paid a $.10 per share regular quarterly dividend with a record date of March 31, 2006, payable on April 14, 2006.

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable and certain other investments. The carrying value of the receivables is reported at the principal balance less any allowance for notes that, in the opinion of management, are impaired. As of June 30, 2006, no allowance was deemed necessary.

As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company. As of August 14, 2006, the Board has not made a decision regarding the dissolution of the Company.

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

ARIZONA LAND INCOME CORPORATION

August 14, 2006	/s/ Thomas R. Hislop
Date	Thomas R. Hislop
Vice President and Chief Financial Officer