Form 10QSB
period 2006-09-30
ARIZONA LAND INCOME CORP
filed 2006-11-14
CIK 830748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  N/A    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2006, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

		Page
Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	10

Part II

Item 6.	Exhibits	11

Signatures		12

Certifications		13

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$243,662	$71,116

Investments – Trading Securities	2,530,499	1,330,660
Accrued interest receivable	54,856	42,542
Mortgage note receivable, net of deferred gain on real estate	3,516,852	1,661,989
Land held for sale	55,890	55,890

	6,158,097	3,091,081
Total assets	$6,401,759	$3,162,197

Liabilities
Accounts payable and other liabilities	$31,980	$20,228
Dividends payable	185,103	185,103

Total Liabilities	217,083	205,331
Stockholders’ Equity
Common Stock-Class A	185,103	185,103
Common Stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of income	(15,671,434)	(18,899,244)

Total stockholders’ equity	6,184,676	2,956,866

Total liabilities and stockholders’ equity	$6,401,759	$3,162,197

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended Sept. 30, 2006	Three months ended Sept. 30, 2005	Nine months ended Sept. 30, 2006	Nine months ended Sept. 30, 2005
Income
Interest on mortgages	$71,729	$82,743	$269,919	$230,762
Interest on temporary investments	31,910	12,086	59,773	38,336
Sign lease income	3,750	3,750	11,250	11,250
Other income	—	—	—	4,153

Total income before gain on sale of properties	107,389	98,579	340,942	284,501

Expenses
Professional services	32,233	5,483	52,249	46,359
Advisory fee	—	—	—	10,345
Administration and general	21,025	12,254	39,564	54,296
Directors’ fees	9,900	8,700	26,100	26,100

Total expenses	63,158	26,437	117,913	137,100

Income before gain on sale of properties	44,231	72,142	223,029	147,401
Gain on sale of properties	3,567,735	—	3,567,735	—

Net income before income taxes	3,611,966	72,142	3,790,764	147,401
Income taxes	(7,644)	(123,083)	(7,644)	(123,083)

Net income (loss)	$3,604,322	$(50,941)	$3,783,120	$24,318

Earnings (loss) per common share	$1.95	$(0.03)	$2.04	$0.01
Dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average number of shares of common stock outstanding	1,851,025	1,851,025	1,851,025	1,851,025

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash Flows from Operating Activities:
Net income	$3,783,120	$24,318
Adjustments to reconcile net income to net cash provided by operating activities
Recognition of deferred income	(3,567,735)	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(12,314)	60,499
(Increase) decrease in trading securities	(17,903)	(9,725)
Increase (decrease) in accounts payable and other liabilities	11,752	(3,727)

Net cash provided by operating activities	196,920	71,365

Cash Flows from Investing Activities:
Purchase of trading securities	(2,499,936)	(3,193,472)
Sale of trading securities	1,318,000	5,555,982
Principal payments received from mortgages	1,783,209	—
Additional investment in mortgage note receivable	(70,337)	—

Net cash provided by investing activities	530,936	2,362,510

Cash Flows from Financing Activities:
Payment of dividends	(555,310)	(2,406,343)

Net cash used in financing activities	(555,310)	(2,406,343)

Increase in cash and temporary investments	172,546	27,532
Cash and cash equivalents – beginning of period	71,116	220,484

Cash and cash equivalents – end of period	$243,662	$248,016

Schedule of Non-Cash Investing and Financing Activities:
Dividends declared in excess of dividends paid	$185,103	$185,103
Supplemental Disclosures of Cash Flow Information:
Income Taxes Paid	$7,644	$123,083

The accompanying notes are an integral part of these statements.

Arizona Land Income Corporation

Notes to Financial Statements

September 30, 2006

Note 1	Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the “Company” or “AZL”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

Note 2	The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 3	The Company has elected treatment as a real estate investment trust (REIT) under Internal Revenue Code (IRC) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct certain qualifying distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 90% of the REIT’s taxable income. The Company has met the distribution requirement for all years presented, and thus has not recorded any income tax provision in the accompanying statements of operations. For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. Due to such differences the Company elected to recognize income from the sale of real estate for federal income tax purposes. The Company had sufficient federal net operating loss carryforwards to offset such income. However, state net operation loss carryforwards were not sufficient due to expirations of the carry forwards. As a result, the Company incurred a current income tax provision of $123,083 for the three and nine month periods ended September 30, 2005. There was no material change in net deferred income tax assets for the period.

Note 4	On July 1, 2006, the Company received $1,783,208 from the maker of its mortgage note receivable as a payment to release 80 acres of the 280 acres securing the loan. The Company recorded a gain on real estate sale of $3,567,735, the balance of deferred income, as the payment received now allows for the treatment of the sale under the full accrual method.

In addition, on July 10, 2006, the Company purchased an additional 1.7647% interest in its mortgage note receivable for a total consideration of $70,337. This purchase increased the Company’s interest in the mortgage note receivable from 86.4703% to 88.235%.

Note 5	On October 3, 2006, the Company announced that it had entered into a definitive agreement whereby AZL would acquire the West Coast office portfolio of POP Venture, LLC, a Delaware limited liability company affiliated with The Shidler Group, and reincorporate in Maryland under the name Pacific Office Properties Trust, Inc. (“Pacific Office Properties”).

Pursuant to the agreement, the ownership interests in up to ten Class A office properties controlled by affiliates of The Shidler Group, located in Honolulu, San Diego and Phoenix, will be contributed to an umbrella partnership (“UPREIT”) to be formed by AZL. Reincorporated as Pacific Office Properties, the Company will be externally managed by an affiliate of The Shidler Group. The transaction, which is comprised of a number of steps, has been approved by AZL’s Board of Directors and is subject to approval by AZL’s shareholders and other closing conditions. The transaction is expected to close in the first quarter of 2007.

Under the terms of the agreement, the UPREIT will become the owner of the contributed properties, comprising up to 2.8 million square feet of office space, in exchange for limited partnership interest in the UPREIT. Although AZL’s common stock will remain outstanding, the UPREIT will issue common and preferred partnership interests, which will be exchangeable in the future for shares of AZL common stock. Prior to the closing of the transaction, it is expected that AZL will declare and pay a special dividend of $1.00 per share of its common stock.

On November 3, 2006, the Company and POP Venture, LLC changed one material term of the agreement, and POP Venture, LLC agreed to increase from $2.79 to $5.00 per share the price at which POP Venture, LLC or affiliates will purchase $5 million of our common stock.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company” or “AZL”) is an Arizona corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2006 through September 30, 2006, and January 1, 2005 through September 30, 2005.

Results of Operations

For the quarter ended September 30, 2006, the Company had total income of approximately $107,000 compared to $99,000 for the quarter ended September 30, 2005. The Company’s expenses for the quarter ended September 30, 2006 were approximately $63,000 compared to $26,000 for the quarter ended September 30, 2005.

The Company reported a net income of approximately $3,600,000 for the quarter ended September 30, 2006 compared to a net loss of approximately $51,000 for the quarter ended September 30, 2005. The increase in net income is primarily attributable to a gain on sale of properties of approximately $3,568,000.

The Company reported total income before gain on sale of properties of approximately $341,000 for the nine months ended September 30, 2006 as compared to $285,000 for the same period in the prior fiscal year.

For the nine months ended September 30, 2006, the Company’s expenses totaled approximately $118,000 compared to approximately $137,000 for the same period in the prior fiscal year. The Company reported net income of approximately $3,783,000 for the nine months ended September 30, 2006, compared to net income of approximately $24,000 in 2005. The decrease in expenses was primarily attributable to a decrease in advisory fees and a decrease of approximately $15,000 in administration and general expenses. The increase in net income is a result of a gain on real estate sale of approximately $3,568,000.

Outlook

As disclosed in the prospectus used in connection with our 1988 initial public offering, the Company intended to dissolve within approximately eight years after the date of such public offering. The precise date on which the Company will dissolve will be determined by the Company’s Board of Directors and will depend upon market conditions and other pertinent factors. The Board of Directors also has the discretion to indefinitely continue the operation of the Company.

For the past several years, we have been liquidating our loan and land holdings and returning capital to our shareholders through regular and special dividends. In the second quarter ended June 30, 2004, we sold our remaining holdings (with the exception of a small .01 acre parcel) of approximately 280 acres related to Loan 6.

Subsequent Events

On October 3, 2006, the Company announced that it had entered into a definitive agreement whereby AZL would acquire the West Coast office portfolio of POP Venture, LLC, a Delaware limited liability company affiliated with The Shidler Group, and reincorporate in Maryland under the name Pacific Office Properties Trust, Inc. (“Pacific Office Properties”).

Pursuant to the agreement, the ownership interests in up to ten Class A office properties controlled by affiliates of The Shidler Group, located in Honolulu, San Diego and Phoenix, will be contributed to an umbrella partnership (“UPREIT”) to be formed by AZL. Reincorporated as Pacific Office Properties, the Company will be externally managed by an affiliate of The Shidler Group. The transaction, which is comprised of a number of steps, has been approved by AZL’s Board of Directors and is subject to approval by AZL’s shareholders and other closing conditions. The transaction is expected to close in the first quarter 2007.

Under the terms of the agreement, the UPREIT will become the owner of the contributed properties, comprising up to 2.8 million square feet of office space, in exchange for limited partnership interest in the UPREIT. Although AZL’s common stock will remain outstanding, the UPREIT will issue common and preferred partnership interests, which will be exchangeable in the future for shares of AZL common stock. Prior to the closing of the transaction, it is expected that AZL will declare and pay a special dividend of $1.00 per share of its common stock.

Additional information regarding this proposed transaction is set forth in the Company’s current reports on Form 8-K filed with the Securities and Exchange Commission on October 3, 2006 and November 6, 2006.

On November 3, 2006, the Company and POP Venture, LLC changed one material term of the agreement, and POP Venture agreed to increase from $2.79 to $5.00 per share the price at which POP Venture, LLC or affiliates will purchase $5 million of our common stock.

Liquidity and Capital Resources

Management of the Company believes that funds generated from operations will be sufficient to meet the Company’s capital requirements. No other arrangements, such as lines of credit, have been made to obtain external sources of capital. While no assurance can be given, management believes it could obtain such arrangements, if necessary.

On September 13, 2006, the Company declared a $.10 per share regular quarterly dividend with a record date of October 2, 2006, and payable on October 16, 2006. During the third quarter of 2006, the Company paid a regular quarterly dividend of $.10 per share with a record date of July 3, 2006, and payable on July 17, 2006.

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

ARIZONA LAND INCOME CORPORATION

Date: November 14, 2006	/s/ Thomas R. Hislop
Thomas R. Hislop
Vice President and Chief Financial Officer