Form 10KSB
period 2006-12-31
ARIZONA LAND INCOME CORP
filed 2007-04-02
CIK 830748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

(Title of Class)

Check whether the issuer is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $4,012,442.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant’s Class A Common Stock as reported by the American Stock Exchange on March 15, 2007, was approximately $13,640,000. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,851,025 shares of Class A Common Stock outstanding on March 15, 2007

100           shares of Class B Common Stock outstanding on March 15, 2007

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

In June 1988, the Company began investing in first mortgage loans on unimproved real property located primarily in the metropolitan Phoenix area. Such loans included mortgage loans secured or collateralized by first mortgages, first deeds of trust and real property subject to agreements for sale and subdivision trusts (“First Mortgage Loans”). From its inception until December 31, 1991, the Company purchased interests totaling $34,120,000 in twenty First Mortgage Loans. Since January 1, 1992, the Company has purchased only two First Mortgage Loans, and currently has a policy to not make new loans.

The Company’s goal has been to pay distributions of available cash to shareholders and to preserve and protect shareholders’ net capital investment. The Company pays extraordinary cash distributions to its shareholders when such distributions are warranted based upon the Company’s cash reserves at the time of the distribution as well as the Company’s projected need for operating capital. During the 2006 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 14, 2006 to shareholders of record on March 31, 2006. The second distribution was for $.10 per share and was paid on July 17, 2006 to shareholders of record on July 3, 2006. The third distribution was for $.10 per share and was paid on October 16, 2006 to shareholders of record on October 2, 2006. The fourth distribution was for $1.00 per share and was paid on January 26, 2007 to shareholders of record on January 5, 2007. This fourth distribution was made in an amount and at a time agreed between the Company and POP Venture, LLC, a Delaware limited liability company (“Pacific Office Contributor”) affiliated with the Shidler Group under a Master Formation and Contribution Agreement dated October 3, 2006 and amended November 2, 2006 and December 9, 2006 (the “Master Agreement”). The Company has agreed under the Master Agreement not to declare or pay any further dividends prior to the consummation of the transactions contemplated by the Master Agreement.

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

In January 2005, we engaged Peacock, Hislop, Staley & Given, Inc., a financial advisor (“PHS&G”), to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. Alternatives that were being considered included a change of business plan for the Company, a merger or sale of the Company, a combination of these, or the decision to take no action other than the completion of the liquidation of the Company. We issued a press release January 24, 2005 announcing our engagement of PHS&G and the purpose of the engagement. Our Board of Directors believed that PHS&G’s historic relationship with, and long knowledge of, the Company put it in a unique position to assist in determining the best course of action for the Company to take.

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

The Special Committee developed a set of criteria for any proposed strategic transaction to meet in order to be considered for a positive recommendation to the Company’s shareholders. The criteria were as follows:

-	an acknowledgment that the cash held by the Company immediately prior to closing any proposed recapitalization and management change will be paid out to current Company shareholders in the form of a dividend;

-	an understanding that the proposed new management or advisor will purchase for cash or with acceptable assets new Company shares at: (i) a premium to the then book value per share, as determined in accordance with generally accepted accounting principles and not reflecting a discounted value of the note receivable held by the Company; (ii) in an amount such that the total premium to book value is at least $500,000; and (iii) the total proceeds not be less than $1 million;

-	the proposed new management or advisor will have demonstrated experience in the real estate or REIT industry in general and/or experience managing the asset class described in the proposed business plan;

-	the proposed new management or advisor will be able to demonstrate to the satisfaction of the Special Committee the capability to provide or raise the capital necessary to finance the proposed business plan; and

-	any consideration paid directly to Company shareholders to acquire any of their shares be paid in cash.

Proposed Transactions with Pacific Office Contributor. PHS&G contacted over 50 possible candidates and entered into discussions with several potential acquirers. Representatives of The Shidler Group first indicated their interest in evaluating a strategic transaction with us in April 2006. In July 2006, we received a detailed non-binding proposal from an affiliate of The Shidler Group containing some of the essential terms of a strategic transaction with an affiliate of The Shidler Group. Numerous changes were negotiated between the parties until the Master Agreement was executed on October 3, 2006. Among other things, we negotiated the right, following the time that any definitive agreement was executed among the parties, to pay a special dividend to our existing shareholders in the amount of $1.00 per share. Pursuant to the Master Agreement, the Company will form an umbrella partnership (“UPREIT”) in which the Company is the sole general partner. Upon consummation of the transactions contemplated by the Master Agreement (the “Closing”), the UPREIT will acquire ownership interests in up to ten office properties (the “Contributed Properties”), which comprise approximately 2.8 million square feet of office space, in consideration for common units and convertible preferred units in the UPREIT with a value equal to the net asset value of the interests in the Contributed Properties at Closing. This value was estimated to be approximately $165 million when the Master Agreement was executed.

The Master Agreement originally contemplated that Pacific Office Contributor’s interest in any escrows required by lenders of mortgage indebtedness on the Contributed Properties would be received by the UPREIT at Closing, and that the escrowed amounts would increase the value of the contribution made by Pacific Office Contributor and therefore the number of common and preferred units issuable to it by the UPREIT. Pacific Office Contributor has determined that the lender-required escrows for the eight wholly owned Contributed Properties was approximately $10.3 million as of September 30, 2006. The Company and Pacific Office Contributor amended the Master Agreement so that the increase in the contribution values from the lender-required escrows cannot cause the total net asset value of Pacific Office Contributor’s contributions to exceed $165 million. Since the Company will benefit from the cash in the lender-required escrows at Closing, the Company has agreed to limit any possible liability Pacific Office Contributor may have to the Company under agreements conveying the Contributed Properties unless the liabilities exceed the aggregate amount of the transferred lender-required escrows that do not increase the net asset value of the contribution.

The Master Agreement originally contemplated that the Company would declare a “Special Dividend” of $1.00 per share of the Company’s common stock prior to Closing and continue regular quarterly dividends, not to exceed $0.10 per share, on the Company’s common stock until Closing. The Company’s Board of Directors declared a Special Dividend on December 1, 2006 entitling the shareholders of record as of January 5, 2007 the payment of $1.00 on January 26, 2007. The Company has agreed in an amendment to the Master Agreement not to authorize any other dividends prior to Closing.

Qualification as a Real Estate Investment Trust. The Company has qualified for real estate investment trust (“REIT”) status for all tax years since its inception, and management and the Company’s Board of Directors believe that the Company has completed the necessary steps to permit the Company to continue, if it so chooses, REIT status for the tax year ended December 31, 2006. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) qualified dividends paid to its shareholders. See Item 6—Management’s Discussion and Analysis or Plan of Operation.

Generally, if the Company is to maintain its REIT status, it must meet a series of qualifications including: (i) restricting its investments principally to assets that produce interest from mortgage loans collateralized by real estate or that produce real property rental income; (ii) paying out at least 90% of its taxable income (excluding capital gains) to its shareholders; (iii) paying taxes at corporate tax rates on capital gains or distributing capital gains as dividends to its shareholders; (iv) holding less than 10% of the voting securities of any single issuer; and (v) having an independent manager or advisor for its assets. If the Company fails to maintain its status as a REIT, the Company would not be entitled to deduct from its federal taxable income dividends paid to shareholders. The Company has agreed under the Master Agreement to continue to own the properties owned by it and to operate its business as a real estate investment trust as the business was operated when the Master Agreement was signed. Among other things, the Company has agreed to comply with requirements applicable to real estate investment trusts under the Internal Revenue Code and not to take any action, or fail to take any action, if such action or failure could reasonably be expected to result in the termination of the Company’s REIT status.

Investment Objectives and Criteria. The Company’s historical investment objective was to locate First Mortgage Loans that satisfied the foregoing investment criteria. As reported in prior annual reports, the Company is no longer engaged in making or purchasing First Mortgage Loans. Under the Master Agreement, the Company has agreed to use its commercially reasonable efforts to sell on or after the Closing Date, for cash, all of its assets other than cash and cash equivalents in arms’-length transactions or on terms at least as favorable to the Company as those that could be obtained in an arms’-length transaction, but at no less than 95% of the par value of the note receivable. At Closing, the Company will contribute to the UPREIT all of its assets as of the Closing (including any assets that have not been sold prior to the Closing) except for any cash reserved for any accrued liabilities. In consideration for such contribution, the Company will acquire a general partner interest in the UPREIT, become the sole general partner of the UPREIT and thereafter will have the rights, duties, privileges and obligations as the general partner of the UPREIT.

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

The Company historically paid the Advisor a servicing fee for servicing the Company’s First Mortgage Loans. The servicing fee is payable quarterly and equals 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company’s mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2006 and 2005, the Company paid the Advisor a servicing fee of $-0- (nil) and $10,345 respectively.

The Company also agreed to pay the Advisor a management fee for assisting the Company in developing investment policies and analyzing and recommending investments to the Company. The management fee will be paid for each quarter the shareholders’ cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and will equal 30% of the Company’s available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. The Company did not accrue or pay a management fee to the Advisor in 2006 or 2005.

The Company also agreed to reimburse the Advisor quarterly for other expenses incurred in servicing the Company’s First Mortgage Loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. The Company did not reimburse the Advisor for any such expenses in 2006 or 2005.

2004 Land Sales. In the second quarter ended June 30, 2004, the Company sold its remaining holdings (with the exception of a small .01 acre parcel described in Note 8 to the financial statements) of approximately 280 acres in Maricopa County, Arizona associated with Loan No. 6. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price (given the Company’s 86.47% participation in Loan No. 6) was approximately $6,824,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,648,000. The Company received cash of $1,588,000 and a note of $5,229,000. Because the mortgage note receivable calls for interest only payments, those scheduled payments do meet the level annual payment that would be needed to pay the principal and interest on the unpaid balance over 20 years using a fair interest rate. Therefore, a portion of the gain was deferred using the installment method of accounting. Of the $4,648,000 gain, $3,567,000 was deferred and $1,081,000 was recognized in the year ended December 31, 2004. On July 1, 2006, The Company received $1,783,208 from the maker of its mortgage note receivable as a payment to release 80 acres of the 280 acres then securing the loan. The Company recorded a gain on real estate sale of $3,567,735, the balance of deferred income, as the payment received now allows for the treatment of the sale under the full accrual method. The terms of the note are for interest-only monthly installments commencing June 2004 through May 2009 when the full principal balance becomes due and payable. The note bears interest at the floating prime lending rate. The mortgage receivable is collateralized by the underlying property. In addition, on July 10, 2006, the Company purchased an additional 1.76% interest in its mortgage note receivable for a total consideration of approximately $70,500. This purchase increased the Company’s interest in the mortgage note receivable from 86.47% to 88.23%.

In connection with the sale of the property, the broker agreed to defer payment of 50% of the commission due under the broker’s agreement. There is a note payable to the broker with a face value of $252,000, the Company’s proportionate share of which is $218,000 at December 31, 2006. The promissory note payable has terms identical to that of the mortgage note receivable, interest only at the prime rate and due in full in May 2009. Payments on the note payable are only due from proceeds of the payments from the mortgage note receivable. Because such payments are only due from the proceeds of the mortgage note receivable, the balance of the promissory note payable is netted against the gross balance of the note receivable. As a result of the prepayment on July 1, 2006 from the maker of the mortgage note receivable, a prepayment of $85,925 was paid to the broker. The resulting balance on the brokerage note is $166,074, of which the Company’s proportionate share is $146,527 at December 31, 2006.

Subsequent to December 31, 2006, the Company sold its interest in the note receivable to a related party for $3,411,346, and invested the proceeds from that sale in trading securities. As of December 31, 2006, the Company recorded a reserve for loss on sale of $105,506.

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

Factors Affecting Future Results

Our future results of operations involve a number of risks and uncertainties, some of which are discussed below. For purposes of this section only, unless the context indicates otherwise, all references to “us,” “we” and other terms of like import shall be deemed to refer to the surviving corporation in our merger with a Maryland subsidiary (the “Merger”) immediately following the effective time of the Merger, which is expected to be consummated as part of the transactions contemplated by the Master Agreement (the “Transactions”).

Risks Relating to the Transactions

Securities eligible for future sale may have adverse effects on our share price.

Following the consummation of the Transactions, we will have authorized 200,000,000 shares of our common stock (the “Common Stock”), 200,000 shares of Class B Common Stock and 100,000,000 shares of preferred stock, one share of which will be designated “Proportionate Voting Preferred Stock.”

The UPREIT will have outstanding Common Units and Convertible Preferred Units issued to Pacific Office Contributor and its designees in the Transactions. These units may be exchanged for shares of our Common Stock. We will be obligated to file, one year and nine months following consummation of the Transactions, a registration statement that would allow shares of our Common Stock issued upon exchange of these units to be sold following effectiveness of the registration statement. We anticipate registering at least 51.2 million shares of our Common Stock in this registration statement. The issuance of these shares of our Common Stock could result in a decrease in the market price of our Common Stock.

Shareholders will suffer immediate and substantial dilution.

Our Common Stock had a net tangible book value per share on December 31, 2006 that is expected to be substantially higher than the pro forma net tangible book value per share of our Common Stock as of December 31, 2006 after the completion of the Transactions. Holders of our Common Stock will incur immediate dilution in net tangible book value.

The Transactions may result in a reduction in per share dividends to holders of our Common Stock after the Transactions, and there can be no assurance of our ability to pay dividends.

Aside from the Special Dividend and previously paid extraordinary cash dividends, we have routinely paid quarterly cash dividends at the rate of $.10 per share of our Common Stock from 1998 until we agreed to cease paying dividends following declaration of the Special Dividend. However, there can be no assurance that we would be able to maintain our current level of dividends if the Transactions are not consummated. In addition, some of our distributions may include a return of capital.

Any dividends on our Common Stock following the consummation of the Transactions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. In the event that our results of operations do not provide us with sufficient cash to make the payment of dividends appropriate in the discretion of our Board of Directors, we may not pay dividends for a period of time.

We expect to incur significant costs and expenses in connection with the Transactions, which could result in our not realizing some or all of the anticipated benefits of the Transactions.

We and Pacific Office Contributor are expected to incur significant one-time, pre-tax closing costs in connection with the Transactions. These costs include payments to financial advisors, our external advisor, legal and accounting fees, printing expenses and other related charges incurred and expected to be incurred by both Pacific Office Contributor and us. We expect to incur one-time cash and non-cash costs related to the integration of the Contributed Properties, which cannot be estimated at this time. There can be no assurance that the costs incurred by both of us in connection with the Transactions will not be higher than expected or that the post-Transactions company will not incur additional unanticipated costs and expenses in connection with the Transactions.

Failure to complete the Transactions, or the contribution of any of the Contributed Properties, could subject us to various fees and expenses and could negatively impact the price of our Common Stock and future business and operations.

It is possible that the Transactions may not be completed. The parties’ obligations to complete the Transactions are subject to the satisfaction or waiver of specified conditions, some of which are beyond the control of the parties. For example, the Transactions are conditioned on the receipt of the required approvals of our shareholders. If these approvals are not received, the Transactions cannot be completed even if all of the other conditions to the Transactions are satisfied or waived. Furthermore, the contribution of each Contributed Property is subject to closing conditions specific to that property. For example, contributions of four of the Contributed Properties are subject to the approvals of certain mortgage lenders holding liens against the Contributed Properties. If these approvals are not received, then the subject Contributed Properties may not be contributed as part of the Transactions. If the Transactions are not completed for any reason, we may be subject to a number of material risks, including the following:

•

We may be required under certain circumstances to pay Pacific Office Contributor a termination fee of $300,000 and reimburse Pacific Office Contributor for up to $500,000 of expenses incurred in trying to complete the Transactions and, in other circumstances, reimburse these expenses as well as pay its expenses in enforcing its rights under the Master Agreement,

•

The price of our shares of our Common Stock may decline to the extent that the current market price of our shares of our Common Stock reflects a market assumption that the Transactions will be completed, and

•	Each company will have incurred substantial costs related to the Transactions, such as legal, accounting and financial advisor fees, which must be paid even if the Transactions are not completed.

Further, if the Transactions are terminated and our Board of Directors determines to seek another business combination, there can be no assurance that it will be able to find a transaction comparable to or better than the Transactions. In addition, while the Master Agreement is in effect, subject to specified exceptions, we are prohibited from soliciting, initiating, encouraging or entering into any alternative acquisition transactions, such as a merger, sale of assets or other business combination, with any party other than Pacific Office Contributor.

We will incur substantial expenses and payments if the Transactions do not occur, which could discourage other potential parties from proposing or entering into business combinations with us which might otherwise be desirable to our shareholders.

We already have incurred substantial expenses in connection with the Transactions. Neither we nor Pacific Office Contributor can assure you that the Transactions will be consummated. The Master Agreement provides for various termination payments and expense reimbursements by us if Pacific Office Contributor terminates the Master Agreement based on our default, or if we elect to pursue a different proposal. These payments may discourage some third party proposals for business combinations that our shareholders may otherwise find desirable to the extent that a potential acquirer would not be willing to assume these payments.

After the Transactions are completed, holders of our Common Stock will have different rights that may be less advantageous than their current rights.

Differences in our current Charter and Bylaws and the surviving corporation’s Charter and Bylaws after the Merger will result in changes to the rights of our shareholders. Our current shareholders may conclude that their current rights are more advantageous than those they will have as a result of the Transactions. These differences include:

•	Provisions in the surviving corporation’s Charter and Bylaws and Maryland law that might discourage, delay or prevent a change in control

•

The Board of Directors will have authority to issue preferred stock in one or more series, and establish the terms, preferences and rights of any such series of preferred stock, all without shareholder approval

•

The surviving corporation Charter will not require cumulative voting, therefore, it will be more difficult for a shareholder with a significant minority percentage of outstanding shares to elect representatives to our Board of Directors

•

The ability of the Board of Directors, under Maryland law, to effect a reverse stock split that results in a combination of shares of stock at a ratio of not more than ten shares of stock into one share of stock in any 12-month period without shareholder approval

•	The surviving corporation Bylaws opt out of the Maryland Control Share Acquisition statute

•

The surviving corporation Charter prohibits ownership, directly or indirectly, of more than 4.9% in economic value of the aggregate outstanding shares of stock or 4.9% in economic value or number of shares, whichever is more restrictive, of the aggregate outstanding shares of our Common Stock and

•

The surviving corporation Charter requires every shareholder who owns more than 2% of our outstanding stock to give written notice, within thirty (30) days after the end of each taxable year, setting forth such shareholder’s direct and indirect ownership of our stock.

The consideration given for the Contributed Properties by us in the Transactions may exceed their aggregate fair market value.

The value of Pacific Office Contributor’s interests in the ten Contributed Properties were determined through negotiation of the Master Agreement based on the history and prospects of the Contributed Properties, the markets in which they are located and the ability of management and business potential following the consummation of the Transactions. The valuations do not bear any direct relationship to the book value of the Contributed Properties. We did not obtain any third-party appraisals for any of the ten Contributed Properties and other assets to be acquired in the Transactions in connection with our negotiation of the Master Agreement. There can be no assurance that the value of the consideration paid by us in the Transactions, through the issuance of Convertible Preferred Units and Common Units in the UPREIT, will not exceed the fair market value of the interests in the property-owning entities and other assets acquired by us in the Transactions. In addition, value was not determined on a property-by-property basis because, in the view of management, the appropriate basis for valuing the Shidler Predecessor is as an ongoing business, rather than as a collection of assets. We did not seek nor did we obtain an opinion of any third party that the Transactions are fair to our shareholders from a financial point of view.

We are assuming liabilities, including unknown liabilities, in the Transactions.

As part of the Transactions, we will acquire equity interests in the property-owning entities. Our investment will therefore be subject to the existing liabilities of the property-owning entities, including liabilities in connection with the Contributed Properties, some of which may be unknown or unquantifiable at the time. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to the Transactions, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.

As a result of the Merger, provisions in our Charter and Bylaws, and Maryland law may delay or prevent our acquisition by a third party, even if such acquisition were in the best interests of our shareholders.

Certain provisions of Maryland law and our Charter and Bylaws after the Merger could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our Board of Directors, regardless of their performance. These provisions include the following:

Removal of directors. Our Charter will provide that any director may be removed from office at any time with cause, by the affirmative vote of at least a majority of the votes entitled to be cast by the shareholders generally in the election of directors. Additionally, a director may be removed with or without cause, if the removal of such director is recommended by our Board pursuant to a resolution approved by at least a majority of the total number of directors, calculated as though there are no vacancies on our Board at the time such resolution is presented to our Board and excluding from such total number the director whose removal is sought, and the removal of such director is approved by the affirmative vote of at least a majority of the votes entitled to be cast by the shareholders generally in the election of directors.

Limitation on shareholder requested special meetings. Our Bylaws will provide that our shareholders have the right to call a special meeting only upon the written request of the shareholders entitled to cast not less than a majority of all the votes entitled to be cast by our shareholders at such meeting.

Advance notice provisions for shareholder nominations and proposals. Our Bylaws generally will require shareholders to notify us not less than 120 days and not more than 150 days prior to the anniversary of the date of mailing of the notice for the previous year’s annual meeting in order to nominate individuals for election as directors at, or to bring other business before, any meeting of our shareholders. This provision will limit the ability of our shareholders to make nominations of individuals for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

Exclusive authority of our board to amend our Bylaws. Our Bylaws will provide that our Board of Directors has the exclusive power to adopt, alter or repeal any provision of our Bylaws or to make new Bylaws. Thus, our shareholders will not be able to effect any changes to any of the provisions of our Bylaws, including the provisions referred to above relating to shareholder requested special meetings and advance notice for shareholder nominations and proposals. These Bylaw provisions will limit the ability of potential acquirers to call a special meeting of shareholders, and to make nominations of individuals for election as directors and to introduce other proposals at meetings of our shareholders.

Preferred Stock. Under our Charter, our Board of Directors will have authority to issue preferred stock from time to time in one or more series, and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our shareholders. The terms, preferences and rights of any series of our preferred stock that becomes outstanding may be utilized to create a shareholder rights plan, may be unattractive to a potential acquirer, or may require a separate vote of the holders of such series of preferred stock to effect a change in control or may be superior to the terms, preferences and rights of holders of our Common Stock. Our Board of Directors will also have the power, without shareholder approval, to reclassify any unissued shares of our Common Stock from time to time in one or more classes or series of stock and to amend our Charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue.

Duties of directors with respect to unsolicited takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders’ rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

Ownership Limit. Our Charter generally will prohibit any single shareholder, or any group of affiliated shareholders, from beneficially owning more than 4.9% in economic value or number of shares, whichever is more restrictive, of the outstanding shares of our Common Stock or more than 4.9% in economic value of the aggregate of the outstanding shares of all classes and series of our stock unless our Board of Directors waives or modifies this ownership limit. Jay H. Shidler, James C. Reynolds, Matthew J. Root, James R. Ingebritsen, Lawrence J. Taff and their affiliates will be exempt from these ownership limitations. We have also agreed to grant a limited exemption to Phillip and Linda Barkdoll.

Maryland Business Combination Act. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our Charter will elect to be governed by the Maryland Business Combination Act, except with regard to any business combination that is executed pursuant to the Master Agreement or any agreement that is executed pursuant to the Master Agreement or to the extent that the interested shareholder is any of the Shidler Principals or their respective affiliates or future associates or any person acting in concert or as a group with any of these named individuals.

Unsolicited Takeovers. Under certain provisions of Maryland law, as long as a corporation has a class of equity securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”) and at least three independent directors (both of which we expect to have upon completion of the Transactions), it may elect to be subject to certain statutory provisions which, among other things: (i) automatically classify the members of its board of directors into three classes with staggered terms of office of three years each; and (ii) vest in the board of directors the exclusive power to determine the number of directors and the exclusive power by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board of directors, even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws of the corporation provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than until the next annual meeting of directors as would otherwise be the case, and until his or her successor is elected and qualified. The election to be subject to any or all of the foregoing provisions of Maryland law may be made in the charter or bylaws of the corporation or by resolution of the board of directors of the corporation, without shareholder approval. However, our Board of Directors may repeal or modify such a resolution in the future if such repeal or modification is approved by the unanimous vote of our independent directors, and we could then elect to become subject to some or all of the foregoing statutory provisions by resolutions adopted by our Board of Directors.

Risks Related to Our Business and Properties Following the Transactions

All of our properties will be located in San Diego, Phoenix, and Honolulu, and we will be dependent on the Southern California, Phoenix and Honolulu office markets and economies, and we are therefore susceptible to adverse local regulations and natural disasters in those areas.

Because all of our properties will be concentrated in San Diego, Phoenix and Honolulu immediately following the Transactions, we will be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. We will be susceptible to adverse developments in the Southern California, Phoenix and Honolulu economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events). In addition, the State of California is also regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate markets in Southern California, Phoenix or Honolulu, or any decrease in demand for office space resulting from the Southern California, Phoenix or Honolulu regulatory or business environments, could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our Common Stock and our ability to satisfy our debt service obligations and to pay dividends to our shareholders.

Our operating performance will be subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	Adverse changes in economic and demographic conditions

•	Vacancies or our inability to rent space on favorable terms

•	Adverse changes in financial conditions of buyers, sellers and tenants of properties

•	Inability to collect rent from tenants

•	Competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds

•	Reductions in the level of demand for office space, and changes in the relative popularity of properties

•	Increases in the supply of office space

•	Fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all

•

Increases in expenses, including insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and our inability to pass on some or all of these increases to our tenants and

•

Changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990 (“ADA”).

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our Common Stock and ability to satisfy our debt service obligations and to pay dividends to our shareholders could be adversely affected. There can be no assurance that we can achieve our economic objectives.

We will have a substantial amount of indebtedness outstanding on a consolidated basis following the Transactions, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

As of December 31, 2006, on a pro forma basis, our total consolidated indebtedness would have been substantial. Our joint venture properties are also leveraged and we may incur significant additional debt for various purposes, including the funding of future acquisitions of property. All of this indebtedness has been incurred by the property-owning entities.

Payments of principal and interest on borrowings may leave our property-owning entities with insufficient cash resources to operate our properties and/or pay distributions to us so that we can make distributions to shareholders currently contemplated or necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have significant other adverse consequences, including the following:

•	Our cash flow may be insufficient to meet our required principal and interest payments

•	We may be unable to borrow additional funds as needed or on favorable terms, which could adversely affect our liquidity for acquisitions or operations

•	We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness

•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms

•	We will be exposed to interest and future interest rate volatility with respect to indebtedness that is variable rate and

•	Any property-owning entity may default on its obligations and the lenders or mortgagees may foreclose on our properties and execute on any collateral that secures their loans.

If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our Common Stock and our ability to satisfy our debt service obligations and to pay dividends to our shareholders could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

We will be subject to risks and liabilities unique to joint venture relationships.

Two of the Contributed Properties are “joint venture” investments in which we will co-own equity with another investor. Our business plan following the Transactions contemplates further acquisitions of office properties through joint ventures and sales to institutions of partial ownership of the Contributed Properties that are wholly-owned immediately following the Transactions. Real estate is relatively difficult to sell quickly. We may be unable to realize our investment objectives by a sale of equity at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Joint venture investments, involve certain risks, including:

•	co-members or joint venturers may control or share certain approval rights over major decisions

•	co-members or joint venturers may fail to fund their share of any required capital commitments

•	co-members or joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property

•

co-members or joint venturers may have the power to act contrary to our instructions and policies, including our current policy with respect to maintaining our qualification as a real estate investment trust

•

joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms

•

disputes between us and our co-members or joint venturers may result in litigation or arbitration that would increase our expenses and divert attention from other elements of our business and result in subjecting the properties owned by the applicable joint venture to additional risk and

•	we may in certain circumstances be liable for the actions of our co-members or joint venturers.

The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and our ability to pay dividends.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time.

We may be unable to realize our asking rents across the properties in our portfolio because of:

•	Competitive pricing pressure in our submarkets

•	Adverse conditions in the southern California, Phoenix or Honolulu real estate markets

•	General economic downturn and

•	The desirability of our properties compared to other properties in our submarkets.

In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to achieve our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

We may be unable to renew leases or lease vacant space.

As of December 31, 2006, leases representing approximately 16.1% of the 2,770,076 rentable square feet of the Contributed Properties were scheduled to expire in 2007, and an additional approximately 15.5% of the square footage of the properties was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or above existing rental rates. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Accordingly, portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

Potential losses may not be covered by insurance.

Our business operations in southern California, Phoenix and Honolulu are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by certain environmental conditions, such as mold, asbestos or war. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims. If we experience a loss that is uninsured or which exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.

In addition, our properties may not be able to be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of the properties in our portfolio may contain microbial matter such as mold and mildew. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. The presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise. If we become subject to claims in this regard, it could materially affect us and our insurability for such matters.

Terrorism and other factors affecting demand for our properties could harm our operating results.

The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war may have a negative impact on our operations. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties. In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. The lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our operations.

We face intense competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, our financial condition, results of operations, cash flow, per share trading price of our Common Stock and ability to satisfy our debt service obligations and to pay dividends to our shareholders may be adversely affected.

Because we will own real property, we will be subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under some of these laws, an owner or operator of real estate may be liable for costs related to soil or groundwater contamination on or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site.

These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. Contamination resulting from any of these substances or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using the property as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials, a substance known to be present in a number of our buildings. In other cases, some of our properties may have been impacted by contamination from past operations or from off-site sources. As a result, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws.

Although most of the Contributed Properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable law, we may decide not to further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments. Further, these or other environmental studies may not identify all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distribution to our shareholders.

Under the ADA all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that the Contributed Properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of the Contributed Properties to determine our compliance. If one or more of our Contributed Properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. We have received representations and warranties from Pacific Office Contributor as to material compliance of the Contributed Properties with applicable regulatory requirements. However, violations may be discovered following the expiration of these representations and warranties and existing requirements will change and future requirements will require us to make significant unanticipated expenditures. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our financial condition, results of operations, cash flow, market price of our Common Stock and our ability to satisfy our debt service obligations and to pay distributions to our shareholders could be adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

We may be unable to complete acquisitions that would grow our business and, even if consummated, we may fail to successfully integrate and operate acquired properties.

We plan to acquire additional properties as opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them is subject to the following significant risks:

•

We may be unable to acquire desired properties because of competition from other real estate investors with better access to less expensive capital, including other real estate operating companies, publicly traded REITs and investment funds

•	We may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations

•	Competition from other potential acquirers may significantly increase purchase prices

•	We may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition on favorable terms or at all

•	We may need to spend more than anticipated amounts to make necessary improvements or renovations to acquired properties

•	We may spend significant time and money on potential acquisitions that we do not consummate

•	We may be unable to quickly and efficiently integrate new acquisitions into our existing operations

•	We may suffer higher than expected vacancy rates and/or lower than expected rental rates and

•	We may acquire properties without any recourse, or with only limited recourse, for liabilities, against the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our financial condition, results of operations, cash flow, per share trading price of our Common Stock and ability to satisfy our debt service obligations and to pay dividends to our shareholders could be adversely affected.

We may be unable to successfully expand our operations into Los Angeles or other new markets in the western United States.

Each of the risks applicable to our ability to acquire and successfully integrate and operate properties in the markets in which the Contributed Properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets such as Los Angeles. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations, cash flow, per share trading price of our Common Stock and ability to satisfy our debt service obligations and to pay dividends to our shareholders.

If we default on the ground leases to which three of our properties are subject, our business could be adversely affected.

Our interests in two of our properties will be ground leasehold interests and 6.6% of the land underlying one additional property is subject to a ground lease. If we default under the terms of these leases, we may be liable for damages and could lose our leasehold interest in the property. If any of these events were to occur, our business and results of operations would be adversely affected.

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.

We will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially and we may be unable to fully recover these increased costs from our tenants. If the property taxes we pay increase and we are unable to fully recover these increased costs form our tenants, our cash flow would be impacted, and our ability to pay expected dividends to our shareholders could be adversely affected.

If we fail to develop and maintain an effective system of integrated internal controls following the Transactions, we may not be able to accurately report our financial results.

In the past, results relating to each of the Contributed Properties have been reported separately. The Contributed Properties have not had uniform account systems and procedures. In addition, in the past, results for the Contributed Properties were not required to be reported on a GAAP basis. In connection with our operation as a public company, the operations of the Contributed Properties and the company must be reported on a consolidated basis under GAAP. Following the consummation of the Transactions, we expect to consolidate our account function and procedures to enable us to report on a consolidated basis under GAAP. If we fail to implement proper internal controls as required to integrate the Contributed Properties and support our growth, we may be unable to comply with financial reporting and control obligations.

Risks Related to Conflicts of Interest and Certain Relationships

There will be various conflicts of interest resulting from the relationships among us, our management, our external advisor and other parties.

There are conflicts of interest based on the various elements of the Transactions and there is the potential that various conflicts of interest may exist after the Transactions among us, our management, and our post-Transactions external advisor (the “New Advisor”) including:

•	The enforcement by us of our rights under the contribution agreements for the Contributed Properties

•

Our obligations under the contribution agreements restricting subsequent dispositions and defeasances of the Contributed Properties and indebtedness secured by mortgages on such properties for the tax benefit of Pacific Office Contributor and its affiliates

•

Our granting of an exemption to Jay H. Shidler, James C. Reynolds, Lawrence J. Taff, Matthew J. Root and James R. Ingebritsen (the “Shidler Principals”) and their affiliates from the 4.9% ownership limitation in our Charter

•

Allocation of time by the New Advisor’s senior management team, which also holds economic interests in other public and private real estate ventures and serves as senior management of The Shidler Group, a group of affiliated entities that owns and manages commercial property and is ultimately controlled by Jay H. Shidler, and

•	The enforcement by us of our rights under the Advisory Agreement between us and the New Advisor (the “New Advisory Agreement”).

These conflicts may result in terms that are more favorable to our management, the New Advisor and/or the New Advisor’s affiliates than would have been obtained on an arm’s length basis, and may operate to the detriment of our shareholders.

Termination of the New Advisory Agreement with the New Advisor may be costly.

Termination of the New Advisory Agreement with the New Advisor may be difficult and costly. The New Advisory Agreement has a term of ten years. We may terminate the New Advisory Agreement earlier (1) for cause at any time upon the affirmative vote of a majority of our independent directors and (2) without cause. If we terminate without cause, we are required to pay the New Advisor a termination fee equal to $1 million.

We will be substantially controlled by Jay H. Shidler and the other Shidler Principals.

Jay H. Shidler will be the Chairman of our Board of Directors and Lawrence J. Taff will be our Chief Financial Officer. Jay H. Shidler and entities controlled by the Shidler Principals will beneficially own Common and Convertible Preferred Units in the UPREIT representing approximately 83.83% of our outstanding Common Stock following the Transactions on a fully diluted basis assuming redemption of all the UPREIT units in exchange for shares of our Common Stock. Under certain circumstances, the Common and Convertible Preferred Units are redeemable for cash. The New Advisor will hold the Proportionate Voting Preferred Stock, which entitles it to vote on all matters submitted to a vote of our holders. The New Advisor will agree to cast those votes in respect of the Proportionate Voting Preferred Stock on any matter in direct proportion to votes that are cast by limited partners of the UPREIT holding the partnership units issued in the Transactions. The Proportionate Voting Preferred Stock will represent approximately 94.63% of our voting power immediately following the consummation of the Transactions. In addition, the Shidler Principals intend to purchase 1,000,000 shares of our Common Stock for $5 million which will initially represent approximately 35.07% of our Common Stock. The Shidler Principals and their affiliates will be exempted from the ownership limitations contained in our Charter. Furthermore, even though we will be the general partner of the UPREIT, operations and management control will effectively reside in the New Advisor under the New Advisory Agreement. Therefore, because of their positions with us and the New Advisor and their ability to effectively vote an aggregate of approximately 96.52% of our outstanding voting securities, Jay H. Shidler and the other Shidler Principals will have significant influence over our policies and strategy and the operations and control of our business and the business of the UPREIT. The interests of the Shidler Principals in these matters may conflict with the interests of our other shareholders. As a result, the Shidler Principals could cause us or the UPREIT to take actions that our other shareholders do not support.

Jay H. Shidler and Lawrence J. Taff may compete with us and, therefore, may have conflicts of interest with us.

Upon consummation of the Transactions, we will enter into Noncompetition Agreements with Jay H. Shidler, who will serve as the Chairman of our Board of Directors and Lawrence J. Taff, who will serve as our Chief Financial Officer following the Transactions. The Noncompetition Agreements for Mr. Shidler and Mr. Taff will prohibit, without our prior written consent, Messrs. Shidler and Taff from investing in certain office properties in any county in which the Contributed Properties are located, in our targeted geographic operating region and in any county in which we own an office property. However, this covenant not to compete will not restrict:

•	Business conducted on our behalf

•	Investments in which Mr. Shidler or Mr. Taff obtained an interest prior to the Transactions

•	Investments in areas in which we do not own office property at the time of such investment

•	Activities of First Industrial Realty Trust, Inc., Corporate Office Properties Trust and their respective affiliates

•	Investment opportunities considered and rejected by us

•	Activities contemplated by the option to require additional properties that Pacific Office Contributor will grant to us at upon consummation of the Transactions and

•	Investments in any entity as long as Mr. Shidler or Mr. Taff do not own more than 4.9% of the entity and are not actively engaged in the management of such entity.

It is therefore possible, despite the limitations imposed by their Noncompetition Agreements, that a property in which Messrs. Shidler of Taff, or an affiliate of Messrs. Shidler or Taff, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property.

Risks Related to Our Status as a REIT

If we fail to remain qualified as a REIT following the Transactions, we will be subject to taxation as a regular corporation and could face substantial tax liability.

We presently intend to remain qualified as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist, and which are subject to change, potentially with retroactive effect. Even a technical or inadvertent mistake could jeopardize our REIT status. Additionally, we have not obtained an opinion of counsel as to the continued REIT status of the surviving corporation following consummation of the Transactions. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Actions taken by the UPREIT may affect our ongoing satisfaction of these tests.

If we were to fail to qualify as a REIT in any tax year, then:

•	We would not be required to make distributions to our shareholders

•	We would not be allowed to deduct distributions to our shareholders in computing our taxable income

•	We would be subject to federal income tax at regular corporate rates and

•

Any resulting tax liability could be substantial and could require us to borrow money or sell assets to pay such liability, and would reduce the amount of cash available for distribution to shareholders. Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income. Any of these taxes would decrease the amount of cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may in the future hold some of our assets through taxable subsidiary corporations, which (unlike REITs) are taxed on their taxable income, whether or not distributed.

Complying with REIT requirements may force us to borrow to make distributions to shareholders.

As a REIT, we must generally distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our shareholders. If we satisfy the REIT distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may generate taxable income greater than our cash flow available for distribution to shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase our operating costs or diminish our levels of growth.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our Common Stock.

At any time, the federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. REIT dividends, with only very limited exceptions, do not qualify for preferential tax rates, which might cause shares of our Common Stock in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and could have an adverse effect on the value of our Common Stock.

REIT restrictions on ownership of our Common Stock may delay or prevent our acquisition by a third party, even if an acquisition is in the best interests of our shareholders.

In order for us to qualify as a REIT, not more than 50% of the value of our outstanding shares of our Common Stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year.

Our Charter will provide that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 4.9% in economic value or number of shares, whichever is more restrictive, of our outstanding Common Stock. While these restrictions may prevent any five individuals from owning more than 50% of the shares, they could also discourage a change in control of our company. These restrictions may also deter tender offers that may be attractive to shareholders or limit the opportunity for shareholders to receive a premium for their shares if an investor makes purchases of shares of our Common Stock to acquire a block of shares of our Common Stock.

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

The Company’s Class A Common Stock is listed for trading on the AMEX. As of March 15, 2007, there were approximately 52 holders of record of the Class A Common Stock. In the Company’s estimation, based upon information available to the Company, there are approximately 1,400 beneficial owners of the Company’s Class A Common Stock. The market price of Class A Common Stock at the close of trading on March 15, 2007 was $8.65per share.

The following table sets forth the range of high and low sales prices per share for the Company’s Class A Common Stock, as reported by the AMEX, and cash distributions paid by the Company per share of Class A Common Stock for the periods indicated.

CALENDAR QUARTER	HIGH	LOW	DIVIDENDS/DISTRIBUTIONS DECLARED PER SHARE OF CLASS A COMMON STOCK (1)(2)
2005
First Quarter	5.65	4.10	0.10
Second Quarter	7.62	4.15	0.10
Third Quarter	6.04	4.62	0.10
Fourth Quarter	5.00	4.23	0.10
2006
First Quarter	4.90	3.20	0.10
Second Quarter	4.90	3.45	0.10
Third Quarter	4.15	3.40	0.10
Fourth Quarter	18.86	3.76	1.00

(1)	See Note 6 to the financial statements included in Item 7.
(2)

The Company’s goal has been to pay distributions of available cash. During the 2006 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 14, 2006 to shareholders of record on March 31, 2006. The second distribution was for $.10 per share and was paid on July 17, 2006 to shareholders of record on July 3, 2006. The third distribution was for $.10 per share and was paid on October 16, 2006 to shareholders of record on October 2, 2006. The fourth distribution was for $1.00 per share and was paid on January 26, 2007 to shareholders of record on January 5, 2007. This fourth distribution was made in an amount and at a time agreed between the Company and Pacific Office Contributor under the Master Agreement. The Company has agreed under the Master Agreement not to declare or pay any further dividends prior to the consummation of the transactions contemplated by the Master Agreement. During the 2005 fiscal year, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 15, 2005 to shareholders of record on April 1, 2005. The second distribution was for $.10 per share and was paid on July 15, 2005 to shareholders of record on July 1, 2005. The third distribution was for $.10 per share and was paid on October 14, 2005 to shareholders of record on September 30, 2005. The fourth distribution was for $.10 per share and was paid on January 17, 2006 to shareholders of record on January 3, 2006.

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

Results of Operations

Year Ended December 31, 2006 vs. 2005

The Company had net income of $3,681,459 or $1.99 per share of Class A Common Stock for the year ended December 31, 2006, compared to net income of approximately $39,316 or $.02 per share of Class A Common Stock for the year ended December 31, 2005. The increase in net income for the year ended December 31, 2006 was primarily attributable to the recognition of deferred income on sale of property of $3,567,735. On July 1, 2006, the Company received $1,783,208 from the maker of its mortgage note receivable as a payment to release 80 acres of the 280 acres securing the loan. The Company recorded a gain on real estate sale of $3,567,735, the balance of income deferred at the time that the promissory note was originally received, as the payment received now allows for the treatment of the sale under the full accrual method. In addition, on July 10, 2006, the Company purchased an additional 1.76% interest in its mortgage note receivable for a total consideration of approximately $70,500. This purchase increased the Company’s interest in the mortgage note receivable from 86.47% to 88.23%. Subsequent to December 31, 2006, the Company sold its interest in the note receivable to a related party for $3,411,346, and invested the proceeds from that sale in trading securities.

The Company’s expenses increased to approximately $323,000 in 2006, as compared to approximately $220,000 in 2005. This increase was the result of a reserve for loss on sale of $105,506, and an increase in professional services of approximately $23,000. The increases in professional services can be attributed to expenses associated with the proposed transaction between the Company and the Pacific Office Contributor, which is described in Item 1 of Part I, above.

Net cash provided by operating activities in 2006 totaled approximately $181,000 as contrasted to approximately $85,615 in 2005. Net cash provided by investing activities in 2006 and 2005 were approximately $1,262,247 and $2,356,464, respectively. Net cash used for financing activities in 2006 and 2005 were approximately $740,400 and $2,591,000, respectively.

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

The Company’s expenses increased in the aggregate to approximately $220,000 in 2005, as compared to approximately $167,000 in 2004. The increase was the result of an increase of approximately $47,000 in professional services and an increase in general and administration expenses of approximately $17,000. The increases in professional services and general and administration expense can be attributed to expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and professional fees incurred in connection with the development and evaluation of strategic alternatives available to the Company. The increases were partially offset by a $7,000 decrease in advisory fees.

Net cash provided by operating activities in 2005 totaled approximately $85,600 as contrasted to approximately $2,400 in 2004. Net cash provided by investing activities in 2005 and 2004 were approximately $2,356,464 and $1,685,000 respectively. Net cash used for financing activities in 2005 and 2004 were approximately $2,591,000 and $1,481,000 respectively.

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

In January 2005, we engaged Peacock, Hislop, Staley & Given, Inc., a financial advisor (“PHS&G”) to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. Alternatives that were being considered included a change of business plan for the Company, a merger or sale of the Company, a combination of these, or the decision to take no action other than the completion of the liquidation of the Company. We issued a press release on January 24, 2005 announcing our engagement with PHS&G and the purpose of the engagement. Our Board of Directors believed that PHS&G’s historic relationship with, and long knowledge of, the Company put it in a unique position to assist in determining the best course of action for the Company to take.

Our engagement of PHS&G has entailed an effort by PHS&G to locate a possible merger, partner or acquirer for the Company that would result in enhanced shareholder value. Our agreement with PHS&G calls for the Company to pay PHS&G a fee of 4% of the transaction value (but in no event more than $250,000) only upon the successful completion of its efforts.

In connection with PHS&G’s receipt of certain offers from interested parties relating to a potential transaction with the Company, our Board met in March 2005 for the purpose of forming a special committee composed of qualified independent directors (the “Special Committee”). The Special Committee was tasked with investigating and negotiating a potential business disposition, liquidation or other strategic transaction regarding the Company. We announced on October 3, 2006 that we had entered into the Master Agreement described above in “Item 1. Description of Business—Proposed Transactions with Pacific Office Contributor”.

Liquidity and Capital Resources

The Company currently has no commitments for any material capital expenditures and does not anticipate any such expenditures in the foreseeable future.

Dividends

In 2006, the Company declared and paid four cash distributions. The first distribution was for $.10 per share and was paid on April 14, 2006 to shareholders of record on March 31, 2006. The second distribution was for $.10 per share and was paid on July 17, 2006 to shareholders of record on July 3, 2006. The third distribution was for $.10 per share and was paid on October 16, 2006 to shareholders of record on October 2, 2006. The fourth distribution was for $1.00 per share and was paid on January 26, 2007 to shareholders of record on January 5, 2007. This fourth distribution was made in an amount and at a time agreed between the Company and Pacific Office Contributor under the Master Agreement. The Company has agreed under the Master Agreement not to declare or pay any further dividends prior to the consummation of the transactions contemplated by the Master Agreement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Arizona Land Income Corporation:

We have audited the accompanying balance sheet of Arizona Land Income Corporation as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 2006, and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

/s/ EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona

March 19, 2007

ARIZONA LAND INCOME CORPORATION

BALANCE SHEET

DECEMBER 31, 2006

ASSETS:
Cash and cash equivalents	$773,993

Investments
Trading securities	1,800,102
Accrued interest receivable	67,550
Mortgage note receivable (net of reserve for loss on sale)	3,411,346
Land held for sale	55,890

Total investments	5,334,888

TOTAL ASSETS	$6,108,881

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and other liabilities	$25,865
Dividends payable	1,851,025

Total liabilities	1,876,890

STOCKHOLDERS’ EQUITY:
Class A common stock, $.10 stated value, 10,000,000 shares authorized, 1,851,025 shares issued and outstanding	185,103
Class B common stock, $.10 stated value, 10,000 shares authorized, 100 shares issued and outstanding	10
Additional paid-in capital	21,670,997
Distributions in excess of earnings	(17,624,119)

Total stockholders’ equity	4,231,991

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,108,881

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
INCOME:
Interest income on mortgages	$349,954	$325,268
Income on trading securities	94,754	60,152

Total income	444,708	385,420

EXPENSES:
Property taxes	32	8
Professional services	120,795	97,587
Advisory fees to related party	—	10,345
General and administration	61,627	77,045
Director’s fees	34,800	34,800
Reserve for loss	105,506	—

Total expenses	322,760	219,785

INCOME BEFORE GAIN ON SALE OF PROPERTIES AND INCOME TAX EXPENSE	121,948	165,635

GAIN ON SALE OF PROPERTIES, net	3,567,735	—

INCOME BEFORE INCOME TAXES	3,689,683	165,635
INCOME TAXES	8,224	126,319

NET INCOME	$3,681,459	$39,316

NET INCOME PER SHARE:	$1.99	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	1,851,125	1,851,125

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
	Shares	Amount
BALANCE, December 31, 2004	1,851,125	$185,113	$21,670,997	$(18,198,148)	$3,657,962
Dividends declared	—	—	—	(740,412)	(740,412)
Net income	—	—	—	39,316	39,316

BALANCE, December 31, 2005	1,851,125	$185,113	$21,670,997	$(18,899,244)	$2,956,866
Dividends declared	—	—	—	(2,406,334)	(2,406,334)
Net income	—	—	—	3,681,459	3,681,459

BALANCE, December 31, 2006	1,851,125	$185,113	$21,670,997	$(17,624,119)	$4,231,991

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF CASH FLOWS FOR THE

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,681,459	$39,316
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	(3,567,735)	—
Reserve for loss on sale of note receivable	105,506	—
Changes in assets and liabilities:
(Increase) in trading securities	(18,817)	(9,473)
(Increase) decrease in accrued interest receivable	(25,008)	50,549
Increase in accounts payable and other liabilities	5,637	5,223

Net cash provided by operating activities	181,042	85,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trading securities	(2,499,935)	(3,524,296)
Proceeds from sale of trading securities	2,049,310	5,880,760
Collection of note receivable	1,783,209	—
Investment in note receivable	(70,337)	—

Net cash provided by investing activities	1,262,247	2,356,464

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(740,412)	(2,591,447)

Net cash used for financing activities	(740,412)	(2,591,447)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	702,877	(149,368)
CASH AND CASH EQUIVALENTS, beginning of year	71,116	220,484

CASH AND CASH EQUIVALENTS, end of year	$773,993	$71,116

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared in excess of dividends paid	$1,665,922	$—

Income taxes paid	$8,224	$126,319

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	ORGANIZATION AND OPERATIONS

Arizona Land Income Corporation (the “Company”) was incorporated in the State of Arizona on March 10, 1988 as a wholly owned subsidiary of YSP Holdings, Inc. and completed an initial public offering on June 13, 1988. The net proceeds of the initial public offering of $25,808,600 were used to acquire and originate mortgage loans secured by unimproved real property located primarily in the Phoenix, Arizona metropolitan area. The Company has two classes of common stock, Class A and Class B. The Class A shares are listed for trading on the American Stock Exchange.

On October 3, 2006, the Company announced that it had entered into a definitive agreement whereby it would acquire the West Coast office portfolio of POP Venture, LLC, a Delaware limited liability company affiliated with The Shidler Group, and reincorporate in Maryland under the name Pacific Office Properties Trust, Inc. (“Pacific Office Properties”).

Pursuant to the agreement, the ownership interests in up to ten Class A office properties controlled by affiliates of The Shidler Group, located in Honolulu, San Diego and Phoenix, will be contributed to an umbrella partnership (“UPREIT”) to be formed by the Company. Reincorporated as Pacific Office Properties, the Company will be externally managed by an affiliate of The Shidler Group. The transaction, which is comprised of a number of steps, has been approved by the Company’s Board of Directors and is subject to approval by its shareholders and other closing conditions. The transaction is expected to close in the second quarter of 2007.

Under the terms of the agreement, the UPREIT will become the owner of the contributed properties, comprising up to 2.8 million square feet of office space, in exchange for limited partnership interest in the UPREIT. Although the Company’s common stock will remain outstanding, the UPREIT will issue common and preferred partnership interests, which will be exchangeable in the future for shares of the Company’s common stock.

On November 3, 2006, the Company and POP Venture, LLC changed one material term of the agreement, and POP Venture, LLC agreed to increase from $2.79 to $5.00 per share the price at which POP Venture, LLC or affiliates will purchase $5 million of the Company’s common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: Investments with an original maturity of less than 90 days when purchased are considered cash equivalents. On occasion, the Company may have deposits with financial institutions in excess of governmental insured limits. Deposits in excess of those limits totaled $624,886 at December 31,2006.

Trading Securities: U.S. Treasury Notes and debt securities of other governmental agencies with original maturities of 120 days or more are classified as trading securities upon acquisition and recorded at fair value. Gains and losses are included in income on trading securities in the accompanying statements of operations. Substantially all income from trading securities for the years ended December 31, 2006 and 2005 resulted from interest earned on debt securities. These securities are presented at the amortized cost which approximates market. All of the securities held at December 31, 2006 matured in January 2007.

Mortgage Note Receivable: Mortgage note receivable is presented at its net realizable value in the accompanying balance sheet. It is the Company’s policy to discontinue the accrual of interest for notes in default as of the default date.

Revenue Recognition: Revenue from land sales is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate, which requires that there is a valid sales contract, an adequate down payment, a reasonable likelihood that any related receivable will be collected and that all conditions precedent to the closing have been performed.

Interest income from mortgage notes receivable is recognized using the interest method. Accrual of interest income is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan becomes current, and past-due interest income is recognized at that time. In addition, a detailed review of commercial loans will cause earlier suspension of interest accrual if collection is deemed doubtful. The Company’s mortgage note receivable is not in default at December 31, 2006.

Income Taxes and REIT Status: The Company has elected treatment as a real estate investment trust (“REIT”) under Internal Revenue Code (“IRC”) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct certain qualifying distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 90% of the REIT’s taxable income. The Company has met the distribution requirement for all years presented, and thus has not recorded any income tax provision in the accompanying statements of operations.

For income tax purposes, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. As a result of these differences, taxable income before deductions for dividends paid totaled approximately $1,306,175 and $55,531 in the years ended December 31, 2006 and 2005, respectively. The most significant book/tax difference in the year ended December 31, 2006 is the installment method accounting for the land sale for tax purposes, and the reserve for loss on sale of note receivable. Net operating losses for federal income tax purposes available to offset future taxable income totaled approximately $474,938 at December 31, 2006 and expire through the year ending 2010.

Income Per Common Share: Income per common share is computed based upon the weighted average number of shares of common stock outstanding during the year. There are no stock options, warrants or other common stock equivalents outstanding at December 31, 2006 and 2005.

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

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended December 31, 2006 and 2005.

Recently Issued Accounting Pronouncements:

In December 2004, the FASB issued a revised Statement 123 (“SFAS 123R”), Accounting for Stock-Based Compensation requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – usually the vesting period. The effective date for SFAS 123R is as of the first interim period that begins after June 15, 2005. The Company incurred no material impact of implementing this new pronouncement.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“FASB No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material such matters.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

3.	CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of treasury securities and its mortgage note receivable. The Company’s treasury securities are placed with a major bank. The Company’s mortgage note was sold subsequent to December 31, 2006. The Company’s investment policy limits its overall exposure to concentrations of credit risk.

4.	MORTGAGE NOTE RECEIVABLE

The mortgage note receivable which totals $3,516,852 at December 31, 2006 was received as partial consideration for the Company’s sale of the property associated with Loan No. 6. The Company sold its remaining holdings of approximately 280 acres in Maricopa County, Arizona on May 10, 2004. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price was approximately $6,822,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,641,000. The Company received cash of $1,588,000 and a note of $5,229,000. The terms of the note are for interest-only monthly installments commencing in June 2004 through May 2009 when the full principal balance becomes due and payable. The face value of the note is $6,300,000 and bears interest at the floating prime lending rate of 8.25% at December 31, 2006. The Company has recorded its proportionate share of the note as a receivable at December 31, 2006. The mortgage receivable is collateralized by the underlying property. Initially, because the mortgage note receivable calls for interest only payments, those scheduled payments did not meet the level annual payment that would be needed to pay the principal and interest on the unpaid balance over 20 years using a fair interest rate. Therefore, a portion of the gain had been deferred using the installment method of accounting. Of the $4,648,000 gain, $3,567,000 was deferred and $1,081,000 was recognized in the year ended December 31, 2004. The deferred gain of $3,567,000 was recognized in the year ended December 31, 2006 due to principal payments on the note being paid in advance of the originally scheduled payment dates. The accelerated payments were sufficient to allow full accrual of the gain under SFAS No. 66.

On July 1, 2006, the Company received $1,783,208 from the maker of its mortgage note receivable as a payment to release 80 acres of the 280 acres securing the loan. The Company recorded a gain on real estate sale of $3,567,735, the balance of deferred income, as the payment received now allows for the treatment of the sale under the full accrual method. In addition, on July 10, 2006, the Company purchased an additional 1.76% interest in its mortgage note receivable for a total consideration of approximately $70,500. This purchase increased the Company’s interest in the mortgage note receivable from 86.47% to 88.23%.

In connection with the sale of the property, the broker agreed to defer payment of 50% of the commission due under the broker’s agreement. There is a note payable to the broker with a face value of $252,000, the Company’s proportionate share of which is $146,527 at December 31, 2006. The promissory note payable has terms identical to that of the mortgage note receivable – interest only at the prime rate and due in full in May 2009. Payments on the note payable are only due from proceeds of the payments from the mortgage note receivable. Because such payments are only due from the proceeds of the mortgage note receivable, the balance of the promissory note payable is netted against the gross balance of the note receivable.

Subsequent to December 31, 2006, the Company sold its interest in the note receivable to a related party for $3,411,346, and invested the proceeds from that sale in trading securities. As of December 31, 2006, the Company recorded a reserve for loss on sale of $105,506.

5.	RELATED PARTY TRANSACTIONS

The Company is a party to the following agreements with affiliates who share common management and directors with the Company:

ALI Advisor Inc. – The Company paid a quarterly advisory fee of 30% of available cash in any quarter in which the cumulative return to investors is in excess of 12.7%. No such fees were paid during the years ended December 31, 2006 and 2005 as the cumulative return requirement was not met. The Company also pays a quarterly servicing fee for servicing loans of  1/16 of 1% of total assets, as defined. In addition, certain other overhead expenses may be paid. Such servicing fees and other overhead costs totaled $0.00 (nil) and $10,345 in the years ended December 31, 2006 and 2005, respectively. The Company terminated the advisory and servicing fee arrangements during 2006.

Peacock, Hislop, Staley & Given, Inc. (“PHS&G”) – The Company utilizes PHS&G on certain investment transactions involving excess cash. The fees paid for these services have historically been immaterial.

Subsequent to December 31, 2006, the Company sold its note receivable to PHS&G for $3,411,346, and invested the proceeds from that sale in trading securities (see Note 4).

Director’s fees totaling $34,800 for each of the years ended December 31, 2006 and 2005 were paid to independent directors for board services.

6.	DIVIDENDS

Dividends on the Company’s Class A common stock for years ended December 31, 2006 and 2005 are as follows:

Date Declared	Per Share	Amount
March 8, 2006	$0.10	$185,103
June 8, 2006	0.10	185,103
September 13, 2006	0.10	185,103
December 1, 2006	1.00	1,851,025

Total 2006	$1.30	$2,406,334

March 22, 2005	$0.10	$185,103
June 2, 2005	0.10	185,103
August 22, 2005	0.10	185,103
November 15, 2005	0.10	185,103

Total 2005	$.40	$740,412

Approximately 9% and 2% of dividends declared in the years ended December 31, 2006 and 2005, respectively, represented distributions of ordinary taxable income. The remainder represented a return of capital or capital gain income.

7.	LAND HELD FOR SALE

Land held for sale at December 31, 2006 consisted of the following:

Loan Number	Property Description	Company’s Participation	Carrying Value
17	.01 acres –Southwest corner of I-17 and Deer Valley Road, Phoenix, Arizona	100%	$55,890

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors

The Company’s Bylaws provide that a majority of the Board of Directors must not be affiliated, directly or indirectly, with the Advisor, and must not perform any other services for the Company, except as a director of the Company (“Unaffiliated Directors”). Certain information regarding each of the Company’s Directors is set forth below.

Thomas R. Hislop, age 58, has served as Chairman of the Board (and, in that capacity, as CEO) of the Company since September 22, 1988, and as Vice President, CFO and Treasurer of the Company since its inception. Mr. Hislop is Chief Executive Officer and a director of PHS&G, where he has been employed since that company’s inception in 1989. Prior to that date, Mr. Hislop was a director of Young, Smith & Peacock, Inc. (“YSP”), where he was employed from 1967 to 1989.

Robert L. Blackwell, age 84, has served as an Unaffiliated Director of the Company since May 12, 1992. Mr. Blackwell has extensive experience in managing assets for various trusts, and is currently self-employed as a manager of various trust portfolios. He has been involved with real estate in Arizona for more than twenty-five years. Mr. Blackwell is a native of Kansas. He is a graduate of the University of Kansas and has resided in Arizona since 1957.

Burton P. Freireich, age 81, has served as an Unaffiliated Director of the Company since September 9, 1991. Mr. Freireich is currently retired. Prior to retirement, Mr. Freireich was an owner of News-Suns Newspaper from 1960 to 1984. Mr. Freireich is a graduate of the University of Illinois and has resided in Arizona since 1950.

David W. Miller, age 58, has served as an Unaffiliated Director of the Company since March 2004. Mr. Miller served as Secretary of the Company from September 22, 1988 to March 2004. Mr. Miller has served as Managing Director, Chief Financial Officer and Secretary of PHS&G since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined PHS&G.

Identification of Executive Officers

Officers are elected annually by the Company’s Board of Directors and serve at the discretion of the Board. Information regarding the Company’s current executive officers who are not also Directors of the Company is set forth below.

Barry W. Peacock, age 69, has served as the Company’s President since its inception in 1988. Mr. Peacock is Chairman of the Board of PHS&G, a position he has held since the inception of that company in June 1989. Mr. Peacock served as a senior executive with YSP Holdings from 1964 until June 1989, and most recently as Managing Director–Municipal Bonds.

Larry P. Staley, age 64, has served as the Company’s Vice President since its inception in 1988 and as its Secretary since March 2004. Mr. Staley is Vice Chairman of the Board of PHS&G, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP Holdings, where he was employed from 1973 until he joined PHS&G in 1989.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company believes that all directors, executive officers, and greater-than-10% beneficial owners have complied with all Section 16(a) filing requirements applicable to such persons or entities during the 2006 fiscal year.

Code of Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all Company personnel. In addition, the Company’s Board has adopted a Supplemental Code of Ethics applicable to the Company’s Chairman of the Board (who, in that capacity, acts as the Company’s Chief Executive Officer) and the Company’s senior financial and accounting officers. The Company believes that each code substantially conforms with the code of ethics required by the rules and regulations of the Securities and Exchange Commission. The Company will provide a copy of its Code of Business Conduct and Ethics and/or its Supplemental Code of Ethics upon request made by writing to the Company at its principal executive offices at 2999 North 44th Street, Suite 100, Phoenix, Arizona 85018.

Procedures for Shareholder Recommendation of Nominees

The Board of Directors has not established written procedures by which shareholders may nominate candidates for election as directors of the Company. The Board has an unwritten policy under which the Board will consider candidates recommended by shareholders. Any such nomination submitted to the Board must be in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the Board to assess his or her qualifications. Nominations may be addressed to the chairman of the Board in care of the Secretary of the Company at the Company’s headquarters address listed on the first page of this proxy statement.

Audit Committee and Audit Committee Financial Expert

The Company maintains an Audit Committee of the Board of Directors, comprised of the Company’s Unaffiliated Directors, Messrs. Freireich, Blackwell and Miller. The Company’s Board of Directors has determined that all of the Unaffiliated Directors are “independent” under the rules of AMEX, as well as the special standards established by the Securities and Exchange Commission for members of audit committees. The Company’s Board has further determined that Mr. Miller is the independent director who meets the qualifications of an “audit committee financial expert” in accordance with the rules and regulations promulgated by the Securities and Exchange Commission.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

The Company has no salaried employees. The table below sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2006, 2005 and 2004, of those persons who were, at December 31, 2006 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
Thomas R. Hislop	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	The Company has no salaried employees. See “Compensation of Officers and Directors” above. However, under an Advisory Agreement with the Advisor, the Company pays the Advisor a servicing fee for servicing the Company’s First Mortgage Loans. See “Certain Relationships and Related Transactions” set forth elsewhere in this Report on Form 10-KSB. Mr. Hislop is Treasurer, Vice President and a director of the Advisor and functions as its Chief Executive Officer. Mr. Hislop received no salary from the Advisor in 2006 and no servicing fee was paid to Advisor in 2006.

Compensation of Directors

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

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert L. Blackwell	$11,600	$-0-	$-0-	$-0-	$-0-	$-0-	$11,600
Burton P. Freireich	$11,600	$-0-	$-0-	$-0-	$-0-	$-0-	$11,600
David W. Miller	$11,600	$-0-	$-0-	$-0-	$-0-	$-0-	$11,600

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2007, certain information concerning beneficial ownership of the Company’s Class A Common Stock by (i) each director, (ii) all of the Company’s directors and executive officers as a group, and (iii) each person known to the Company to own beneficially more than 5% of the Company’s Class A Common Stock:

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class A Common Stock
Directors and Executive Officers:
Thomas R. Hislop (2)	7,700	*
Burton P. Freireich	125,000	6.8%
Robert L. Blackwell (3)	4,000	*
David W. Miller (4)	1,500	*
Barry W. Peacock	0	—
Larry P. Staley (5)	10,000	*
All directors and executive officers as a group (6 persons)	148,200	8.0%

5% Holders:
Phillip and Linda Barkdoll (6)	125,000	6.8%

Unless otherwise noted, the address of each person named in the table is 2999 North 44th Street, Suite 100, Phoenix, Arizona 85018.

*	Less than 1%.
(1)	The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but is included in accordance with rules of the Securities and Exchange Commission.
(2)	Includes 1,500 shares held in retirement accounts; 400 shares held in custodian accounts; 4,800 shares held in The Hislop’s Family Trust dated August 5, 2005 of which Mr. Hislop is co-trustee; and 1,000 shares held in the Carol Cain Trust of which Mr. Hislop is trustee.
(3)	Includes 2,900 shares held in the Robert L. and Beverly Blackwell Family Trust, and 1,100 shares held in Mr. Blackwell’s Individual Retirement Account.
(4)	Includes 500 shares held in a custodial account for Mr. Miller’s daughter for which account Mr. Miller serves as custodian.
(5)	Includes 10,000 shares held in the Staley Family Trust dated July 15, 2005 of which Mr. Staley is co-trustee.
(6)	Shares are held by the Barkdoll Family Trust, of which Mr. and Mrs. Barkdoll are the trustees and sole beneficiaries.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

Mr. Hislop is Vice President, Treasurer and a director of the Advisor. Barry Peacock, the Company’s President, is President, Chief Executive Officer and a director of the Advisor. Larry Staley, the Company’s Vice President, is Secretary and a director of the Advisor. Under the Company’s Advisory Agreement with the Advisor, the Company pays the Advisor a servicing fee for servicing the Company’s first mortgage loans. Messrs. Hislop, Peacock and Staley collectively own all of the issued and outstanding stock of the Advisor. The servicing fee is payable quarterly and equals  1/16 of 1% of (i) the aggregate outstanding loan balance of the first mortgage loans in the Company’s mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2005, the Company paid the Advisor a servicing fee of $10,345, and during 2006, the Company did pay any servicing fee.

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

Subsequent to December 31, 2006, the Company sold its mortgage note receivable to PHS&G for $3,411,346 (see Note 4 of Notes to Financial Statements).

Director Independence

The Company’s Board of Directors has determined that all of the Unaffiliated Directors are “independent” under the rules of AMEX, as well as the special standards established by the Securities and Exchange Commission for small business issuers.

ITEM 13.	EXHIBITS

The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II of this Form 10-KSB.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3-A to Amendment No. 3 to S-18 (No. 33-20625).)

3.2	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005.)

10.4	Master Formation and Contribution Agreement dated October 3, 2006 between the registrant and POP Venture, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on October 3, 2006).

10.5	Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006).

10.6	Second Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006).

10.7	Third Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007).

14.2	Arizona Land Income Corporation Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers. (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed April 5, 2004.)

24.1	Power of Attorney. (Included on signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Form of Advisory Agreement – Exhibit A to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007.)

99.2	Form of Registration Rights Agreement – Exhibit B to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.3	Form of Articles of Incorporation (including Articles Supplementary) – Exhibit C to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.3 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.4	Form of Bylaws – Exhibit D to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.4 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.5	Form of Certificate of Formation of Pacific Office Properties, L.P. – Exhibit F to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.6 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.6	Form of Limited Partnership Agreement of Pacific Office Properties, L.P. – Exhibit E to the Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007.)

99.7	Form of Non-Competition Agreement – Exhibit G to the Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006.)

(b) Reports on Form 8-K

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed for professional services rendered by Epstein, Weber & Conover, P.L.C., the Company’s independent auditor, for the fiscal years ended December 31, 2006 and 2005 respectively.

CATEGORY	2006	2005
Audit Fees	$17,925	$18,310
Audit-Related Fees	0	0
Tax Fees	3,980	9,315
All other fees	0	0

Total	$21,905	$27,625

The tax fees set forth in the above table, which were approved in advance by the Company’s Audit Committee, include tax compliance services provided in relation to U.S. federal, state and local taxes. The policy of the Company’s Audit Committee is to approve expenditures for audit or non-audit services at the time such services are proposed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 2 day of April, 2007.

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

Signature	Title	Date
/s/ Barry W. Peacock Barry W. Peacock	President	April 2, 2007

/s/ Thomas R. Hislop Thomas R. Hislop	Chairman of the Board, Vice President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)	April 2, 2007

/s/ Robert Blackwell Robert Blackwell	Unaffiliated Director	April 2, 2007

/s/ Burton P. Freireich Burton P. Freireich	Unaffiliated Director	April 2, 2007

/s/ David W. Miller David W. Miller	Unaffiliated Director	April 2, 2007

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3-A to Amendment No. 3 to S-18 (No. 33-20625).)

3.2	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005)..

10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.4	Master Formation and Contribution Agreement dated October 3, 2006 between the registrant and POP Venture, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on October 3, 2006).

10.5	Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006).

10.6	Second Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006).

10.7	Third Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Form of Advisory Agreement – Exhibit A to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of March 29, 2007, between the Company and POP. (Incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.2	Form of Registration Rights Agreement – Exhibit B to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.3	Form of Articles of Incorporation (including Articles Supplementary) – Exhibit C to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.3 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.4	Form of Bylaws – Exhibit D to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.4 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.5	Form of Certificate of Formation of Pacific Office Properties, L.P. – Exhibit F to the Amended and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.6 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.6	Form of Limited Partnership Agreement of Pacific Office Properties, L.P. – Exhibit E to the Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007.)

99.7	Form of Non-Competition Agreement – Exhibit G to the Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended between the Company and Pacific Office Contributor (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006.).