Form 10QSB
period 2007-03-31
ARIZONA LAND INCOME CORP
filed 2007-05-15
CIK 830748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2007, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

ARIZONA LAND INCOME CORPORATION

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ARIZONA LAND INCOME CORPORATION

Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$651,981	$773,993

Investments –
Trading securities	3,500,110	1,800,102
Accrued interest receivable	—	67,550
Mortgage note receivable (net of reserve for loss on sale)	—	3,411,346
Land held for sale	55,890	55,890

Total investments	3,556,000	5,334,888

Total assets	$4,207,981	$6,108,881

Liabilities
Accounts payable and other liabilities	$54,591	$25,865
Dividends payable	—	1,851,025

Total liabilities	54,591	1,876,890

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of earnings	(17,702,720)	(17,624,119)

Total stockholders’ equity	4,153,390	4,231,991

Total liabilities and stockholders’ equity	$4,207,981	$6,108,881

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006

Income
Interest income on mortgages	$36,367	$96,900
Interest on temporary investments	31,433	12,357
Sign lease income	3,750	3,750

Total income	71,550	113,007

Expenses
Professional services	62,022	17,632
Administration and general	79,429	2,838
Directors’ fees	8,700	8,700

Total expenses	150,151	29,170

Net (loss) Income	$(78,601)	$83,837

Earnings (loss) per common share	$(0.04)	$0.05
Dividends declared per share	$0.00	$0.10
Weighted average common shares outstanding	1,851,025	1,851,025

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(78,601)	$83,837
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
(Increase) decrease in accrued interest receivable	67,550	(256)
(Increase) in trading securities	(45,897)	(8,184)
Increase in accounts payable and other liabilities	28,726	8,384

Net cash provided by (used in) operating activities	(28,222)	83,781

Cash flows from investing activities:
Proceeds from sale of mortgage note receivable	3,411,346	—
Purchase of trading securities	(3,500,111)	(500,331)
Proceeds from sale of trading securities	1,846,000	808,000

Net cash provided by investing activities	1,757,235	307,669

Cash flows used in financing activities:
Payment of dividends	(1,851,025)	(185,103)

Net cash used in financing activities	(1,851,025)	(185,103)

Increase (decrease) in cash and temporary investments	(122,012)	206,347

Cash and temporary investments—beginning of period	773,993	71,116

Cash and temporary investments—end of period	$651,981	$277,463

Schedule of Non-Cash Investing and Financing Activities:
Dividends declared in excess of dividends paid	$—	$185,103

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

Notes to Financial Statements

March 31, 2007

Note	1 Basis of Presentation

The financial statements have been prepared by Arizona Land Income Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note	2 Summary of Significant Accounting policies

Cash and Cash Equivalents: Investments with an original maturity of less than 90 days when purchased are considered cash equivalents. On occasion, the Company may have deposits with financial institutions in excess of governmental insured limits.

Trading Securities: U.S. Treasury Notes and debt securities of other governmental agencies with original maturities of 120 days or more are classified as trading securities upon acquisition and recorded at fair value. Gains and losses are included in income on trading securities in the accompanying statements of operations. Substantially all income from trading securities for the three months ended March 31, 2007 and 2006 resulted from interest earned on securities. These securities are presented at the amortized cost which approximates market.

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

On July 13, 2006, the FASB issued Interpretation No. 48. Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“Fin 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company has not recognized any change to the January 1, 2007 balance in retained earnings. At January 1, 2007 and March 31, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at March 31, 2007.

The Company is subject to taxation in the U.S. The Company’s tax years for 2000 and forward.

Note	3 Mortgage Note Receivable

The mortgage note receivable which totaled $3,516,852 at December 31, 2006 was received as partial consideration for the Company’s sale of the property associated with Loan No. 6. The Company sold its remaining holdings of approximately 280 acres in Maricopa County, Arizona on May 10, 2004.

In February 2007, the Company sold its interest in the note receivable to a related party for $3,411,346 and invested the proceeds from that sale in trading securities. As of December 31, 2006, the Company recorded an impairment reserve for loss on sale of $105,506, resulting in no gain or loss for the three months ended March 31, 2007.

ITEM2. Management’s	Discussion and Analysis or Plan of Operation.

Arizona Land Income Corporation (the “Company”) is an Arizona corporation, which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2007 through March 31, 2007, and January 1, 2006 through March 31, 2006.

Potential Dissolution/Transaction with Pacific Office. As disclosed in the Company’s prospectus used in connection with the Company’s 1988 initial public offering and in its subsequent annual reports on Form 10-KSB, the Company’s intent at the time of the public offering was to dissolve within a approximately eight years after the date of such offering.

For the past several years, we have been liquidating our loan and land holdings and returning capital to our shareholders through regular and special dividends. In the second quarter ended June 30, 2004, we sold our remaining holdings (with the exception of a small parcel of approximately 1/100TH of an acre) of approximately 280 acres related to Loan No. 6. As partial consideration for the Company’s sale of the property associated with Loan No. 6, the Company received a mortgage note receivable which totaled $3,516,852 at December 31, 2006. In February 2007, the Company sold its interest in the note receivable to a related party for $3,411,346 and invested the proceeds from that sale in trading securites.

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

In connection with PHS&G’s receipt of certain offers from interested parties relating to a potential transaction with Company, our Board met in March 2005 for the purpose of forming a special committee composed of qualified independent directors (the “Special Committee”). The Special Committee was tasked with investigating and negotiating a potential business disposition, liquidation or other strategic transaction regarding the Company. We announced on October 3, 2006 that we had entered into a Master Formation and Contribution Agreement (as subsequently amended, the “Master Agreement”) with POP Venture, LLC, a Delaware limited liability company (“Pacific Office Contributor”), as described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 (see “Item 1. Description of Business—Proposed Transactions with Pacific Office Contributor” in that Form 10-KSB). Pursuant to the Master Agreement, the Company will form an umbrella partnership (“UPREIT”) in which the Company is the sole general partner. Upon consummation of the transactions contemplated by the Master Agreement (the “Closing”), the UPREIT will acquire ownership interests in up to ten office properties (the “Contributed Properties”), which comprise approximately 2.8 million square feet of office space, in consideration for common units and convertible preferred units in the UPREIT with a value equal to the net asset value of the interests in the Contributed Properties at Closing. This value is estimated to be approximately $165 million.

Sale of Mortgage Note Receivable

As described in more detail in Note 3 of the notes to our financial statements included elsewhere herein (see Part I, Item 1 above), the Company had a mortgage note receivable which totaled $3,516,852 as December 31, 2006. This note receivable was received as partial consideration for the Company’s sale of the property associated with Loan No. 6 in May 2004.

In February 2007, the Company sold its interest in the note receivable to a related party for $3,411,346 and invested the proceeds from that sale in trading securities. As of December 31, 2006, the Company recorded an impairment reserve for loss on sale of $105,506, resulting in no gain or loss for the three months ended March 31, 2007.

Results of Operations

For the quarter ended March 31, 2007, the Company had total income of approximately $72,000 compared to approximately $113,000 for the quarter ended March 31, 2006. This decrease was primarily attributable to a decrease in interest income on mortgages from approximately $97,000 to approximately $36,000. This decrease in interest income on mortgages was due to the Company selling its interest in the note receivable to a related party for $3,411,346.

The Company’s expenses for the quarter ended March 31, 2007 were approximately $150,000 compared to approximately $29,000 for the quarter ended March 31, 2006. The Company’s fees for professional services increased to approximately $62,000 for the quarter ended March 31, 2007 from approximately $18,000 for the same period of 2006. The increases in professional services can be attributed to expenses associated with the proposed transaction between the Company and the Pacific Office Contributor, which is described above. The Company’s administration and general expenses increased to approximately $79,000 for the quarter ended March 31, 2007 compared to approximately $3,000 for the quarter ended March 31, 2006.

The increases in administration and general expenses can be attributed to expenses associated with compliance with the Sarbanes-Oxley Act of 2002.

Effective the third quarter 2005 the Company elected to waive the advisory fee to the Advisor as no new loans or mortgages have been made.

The Company reported a net loss of approximately $79,000 for the quarter ended March 31, 2007, compared to net income of approximately $84,000 for the quarter ended March 31, 2006. The net loss in income is primarily attributable to a decrease in interest on mortgages and an increase in professional services and administration and general expenses, as noted above.

For the operating period of January 1, 2007 through March 31, 2007, the Company reported an increase in trading securities of approximately $1,700,000 as a result of the investment of proceeds from the sale of its mortgage note receivable as discussed above.

Liquidity and Capital Resources

The Company currently has no commitments for any material capital expenditures and does not anticipate any such expenditures in the foreseeable future.

On December 1, 2006, the Company declared a $1.00 per share dividend with a record date of January 5, 2007, paid on January 26, 2007. The Company has agreed under the Master Agreement not to declare or pay any further dividends prior to the consummation of the transactions contemplated by the Master Agreement.

Critical Accounting Estimates

The Company estimates the carrying value of its mortgages receivable, land held for sale and certain other investments. The carrying value of the receivables is reported at the principal balance less any allowance for notes that, in the opinion of management, are impaired. At March 31, 2007, the Company had made no provisions for impairment on any of its assets.

ITEM3.    Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

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

            May 15, 2007

Date

/S/ Thomas R. Hislop
Thomas R. Hislop Vice President and Chief Financial Officer