Form 10QSB
period 2007-06-30
ARIZONA LAND INCOME CORP
filed 2007-08-14
CIK 830748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2007, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

Tab le of Contents

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and temporary investments	$574,553	$773,993

Investments –
Trading Securities	3,546,472	1,800,102
Accrued interest receivable	—	67,550
Mortgage note receivable (net of reserve for loss on sale)	—	3,411,346
Land held for sale	55,890	55,890

Total Investments	3,602,362	5,334,888

Total assets	$4,176,915	$6,108,881

Liabilities
Accounts payable and other liabilities	$45,364	$25,865
Dividends payable	—	1,851,025

Total liabilities	45,364	1,876,890

Stockholders’ Equity
Common stock-Class A	185,103	185,103
Common stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Distributions in excess of earnings	(17,724,559)	(17,624,119)

Total stockholders’ equity	4,131,551	4,231,991

Total liabilities & stockholders’ equity	$4,176,915	$6,108,881

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Income
Interest on mortgages	$—	$101,290	$36,367	$198,190
Interest on temporary investments	54,040	15,505	85,473	27,862
Sign lease income	3,750	3,750	7,500	7,500

Total income	57,790	120,545	129,340	233,552

Expenses
Professional services	65,212	2,385	127,235	20,017
Administration and general	6,917	15,702	86,345	18,540
Directors’ fees	7,500	7,500	16,200	16,200

Total expenses	79,629	25,587	229,780	54,757

Net income (loss)	$(21,839)	$94,958	$(100,440)	$178,795

Earnings per common share	$(0.01)	$0.05	$(0.05)	$0.10
Dividends declared per share	$0.00	$0.10	$0.00	$0.20
Weighted average common shares outstanding	1,851,025	1,851,025	1,851,025	1,851,025

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash Flows from Operating Activities:
Net income (loss)	$(100,440)	$178,795
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
(Increase) in trading securities	(92,259)	(8,184)
(Increase) decrease in accrued interest receivable	67,550	(8,564)
Increase (decrease) in accounts payable and other liabilities	19,499	(11,699)

Net cash provided by (used in) operating activities	(105,650)	150,348

Cash flows from investing activities:
Proceeds from sale of mortgage note receivable	3,411,346	—
Purchase of trading securities	(3,500,111)	(500,331)
Proceeds from sale of trading securities	1,846,000	808,000

Net cash provided by investing activities	1,757,235	307,669

Cash flows from financing activities:
Payment of dividends	(1,851,025)	(370,206)

Net cash used in financing activities	(1,851,025)	(370,206)

Increase (decrease) in cash and temporary investments	(199,440)	87,811
Cash and temporary investments—beginning of period	773,993	71,116

Cash and temporary investments—end of period	$574,553	$158,927

Schedule of Non-Cash Investing and Financing Activities:
Dividends declared in excess of dividends paid	$—	$185,103

The accompanying notes are an integral part of these statements.

Arizona Land Income Corporation

Notes to Financial Statements

June 30, 2007

Note 1	Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2	Summary of Significant Accounting policies

Cash and Cash Equivalents: Investments with an original maturity of less than 90 days when purchased are considered cash equivalents. On occasion, the Company may have deposits with financial institutions in excess of governmental insured limits.

Trading Securities: U.S. Treasury Notes and debt securities of other governmental agencies with original maturities of 120 days or more are classified as trading securities upon acquisition and recorded at fair value. Gains and losses are included in income on trading securities in the accompanying statements of operations. Substantially all income from trading securities for the three months ended June 30, 2007 and 2006 resulted from interest earned on securities. These securities are presented at the amortized cost which approximates market.

Income Taxes and REIT Status: The Company has elected treatment as a real estate investment trust (“REIT”) under Internal Revenue Code (“IRC”) Sections 856-860. A REIT is taxed in the same manner as any corporation except that it may deduct certain qualifying distributions made to shareholders and reduce or eliminate any potential income taxes. This distribution deduction must be at least 90% of the REIT’s taxable income. The Company has met the distribution requirement for all periods presented, and thus has not recorded any income tax provision in the accompanying statements of operations.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company has not recognized any change to the January 1, 2007 balance in retained earnings. At January 1, 2007 and June 30, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at June 30, 2007.

The Company is subject to taxation in the U.S.

Note 3	Mortgage Note Receivable

The mortgage note receivable which totaled $3,516,852 at December 31, 2006 was received as partial consideration for the Company’s sale of the property associated with Loan No. 6. The Company sold its remaining holdings of approximately 280 acres in Maricopa County, Arizona on May 10, 2004.

In February 2007, the Company sold its interest in the note receivable to a related party for $3,411,346 and invested the proceeds from that sale in trading securities. As of December 31, 2006, the Company recorded an impairment reserve for loss on sale of $105,506, resulting in no gain or loss for the six months ended June 30, 2007.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company”) is an Arizona corporation, which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2007 through June 30, 2007, and January 1, 2006 through June 30, 2006.

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

Results of Operations

For the quarter ended June 30, 2007, the Company had total income of approximately $58,000 compared to $120,000 for the quarter ended June 30, 2006. This decrease was primarily attributable to a decrease of approximately $101,290 in interest on mortgages and an increase of approximately $38,500 in interest on temporary investments. During the first quarter of 2007, the Company sold its mortgage note receivable and invested the proceeds in temporary investments.

The Company’s expenses for the quarter ended June 30, 2007 were approximately $80,000 compared to $25,000 for the quarter ended June 30, 2006. The Company’s fees for professional services increased to approximately $65,000 for the quarter ended June 30, 2007 from approximately $2,000 for the same period of 2006. The increases in fees for professional services can be attributed to expenses associated with the proposed transaction between the Company and Pacific Office Contributor, pursuant to the Master Agreement. The Company’s administration and general expenses decreased to approximately $7,000 for the quarter ended June 30, 2007, from approximately $16,000 for the quarter ended June 30, 2006.

The Company reported a net loss of approximately $22,000 for the quarter ended June 30, 2007, compared to net income of approximately $95,000 for the quarter ended June 30, 2006.

The Company reported total income of approximately $129,000 for the six-month operating period ended June 30, 2007, compared to approximately $233,000 for the same period during fiscal 2006. This decrease resulted from a decrease of approximately $162,000 in interest on mortgages and an increase of approximately $57,000 in interest on temporary investments. For the six-month operating period ended June 30, 2007, the Company reported expenses of approximately $230,000 compared to $55,000 for the same period during fiscal 2006. This increase resulted from an increase in fees for professional services of approximately $107,000, and an increase of approximately $68,000 in administration and general expenses.

The Company reported a net loss of approximately $100,000 for the six-month period ended June 30, 2007, compared to net income of approximately $179,000 for the comparable prior period. The net loss in income is primarily attributable to a decrease in interest on mortgages and an increase in fees for professional services and administration and general expenses, as noted above.

Liquidity and Capital Resources

The Company currently has no commitments for any material capital expenditures and does not anticipate any such expenditures in the foreseeable future.

The Company has agreed under the Master Agreement not to declare or pay any further dividends prior to the consummation of the transactions contemplated by the Master Agreement.

Critical Accounting Estimates

The Company estimates the carrying value of its land held for sale and certain other investments. At June 30, 2007, the Company had made no provisions for impairment on any of its assets.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-B:

None

31.1	Certification of Chief Executive Officer pursuant to Item 601 (b)(31) of Regulation S-B (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601 (b)(31) of Regulation S-B (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601 (b)(32) of Regulation S-B (Filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA LAND INCOME CORPORATION

August 14, 2007	/S/ Thomas R. Hislop
Date	Thomas R. Hislop
Vice President and Chief Financial Officer