Form 10QSB
period 2007-09-30
ARIZONA LAND INCOME CORP
filed 2007-11-14
CIK 830748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, there were 1,851,025 shares of Class A common stock and 100 shares of Class B common stock issued and outstanding.

Table of Contents

		Page
Part I

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	10

Part II

Item 6.	Exhibits	11

Signatures		11

Certifications

ARIZONA LAND INCOME CORPORATION

Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Cash and cash equivalents	$603,430	$773,993

Investments:
Trading Securities	1,688,712	1,800,102
Securities available for sale	1,797,030	—
Accrued interest receivable	—	67,550
Mortgage note receivable, net of deferred gain on real estate	—	3,411,346
Land held for sale	55,890	55,890

Total Investments	3,541,632	5,334,888

Total assets	$4,145,062	$6,108,881

Liabilities
Accounts payable and other liabilities	$42,543	$25,865
Dividends payable	—	1,851,025

Total Liabilities	42,543	1,876,890

Stockholders’ Equity
Common Stock-Class A	185,103	185,103
Common Stock-Class B	10	10
Additional paid-in capital	21,670,997	21,670,997
Unrealized loss on marketable securities-net	(6,474)	—
Distributions in excess of earnings	(17,747,117)	(17,624,119)

Total stockholders’ equity	4,102,519	4,231,991

Total liabilities and stockholders’ equity	$4,145,062	$6,108,881

The accompanying notes are an integral part of these balance sheets.

ARIZONA LAND INCOME CORPORATION

Statements of Operations

(Unaudited)

	Three months ended Sept. 30, 2007	Three months ended Sept. 30, 2006	Nine months ended Sept. 30, 2007	Nine months ended Sept. 30, 2006
Income
Interest on mortgages	$—	$71,729	$36,367	$269,919
Interest on temporary investments	42,432	31,910	127,905	59,773
Sign lease income	3,750	3,750	11,250	11,250

Total income	46,182	107,389	175,522	340,942

Expenses
Professional services	57,530	32,233	184,765	52,249
Administration and general	3,709	21,025	90,055	39,564
Directors’ fees	7,500	9,900	23,700	26,100

Total expenses	68,739	63,158	298,520	117,913

Income before gain on sale of properties and income tax expense	(22,557)	44,231	(122,998)	223,029
Gain on sale of properties	—	3,567,735	—	3,567,735

Income before income taxes	(22,557)	3,611,966	(122,998)	3,790,764
Income taxes	—	(7,644)	—	(7,644)

Net income (loss)	($22,557)	$3,604,322	($122,998)	$3,783,120

Net income (loss) per common share	$(0.01)	$1.95	$(0.07)	$2.04
Dividends declared per share	$0.00	$0.10	$0.00	$0.30
Weighted average number of shares of common stock outstanding	1,851,025	1,851,025	1,851,025	1,851,025

The accompanying notes are an integral part of these statements.

ARIZONA LAND INCOME CORPORATION

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash Flows from Operating Activities:
Net income (loss)	$(122,998)	$3,783,120
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Recognition of deferred income	—	(3,567,735)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	67,550	(12,314)
(Increase) in trading securities	(114,976)	(17,903)
Increase in accounts payable and other liabilities	16,678	11,752

Net cash provided by (used in) operating activities	(153,746)	196,920

Cash Flows from Investing Activities:
Proceeds from sale of mortgage note receivable	3,411,346	—
Purchase of trading securities	(7,250,530)	(2,499,936)
Sale of trading securities	7,476,896	1,318,000
Purchase of securities available for sale	(1,803,504)	—
Principal payments received from mortgages	—	1,783,209
Additional investment in mortgage note receivable	—	(70,337)

Net cash provided by investing activities	1,834,208	530,936

Cash Flows from Financing Activities:
Payment of dividends	-1,851,025	-555,310

Net cash used in financing activities	-1,851,025	-555,310

Increase (decrease) in cash and temporary investments	-170,563	172,546
Cash and cash equivalents – beginning of period	773,993	71,116

Cash and cash equivalents – end of period	$603,430	$243,662

Schedule of Non-Cash Investing and Financing Activities:
Dividends declared in excess of dividends paid	$—	$185,103
Supplemental Disclosures of Cash Flow Information:
Income Taxes Paid	$—	$7,644

The accompanying notes are an integral part of these statements.

Arizona Land Income Corporation

Notes to Financial Statements

September 30, 2007

Note 1	Basis of Presentation - The financial statements have been prepared by Arizona Land Income Corporation (the “Company” or “AZL”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB. In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2	Summary of Significant Accounting Policies

Cash and Cash Equivalents: Investments with an original maturity of less than 90 days when purchased are considered cash equivalents. On occasion, the Company may have deposits with financial institutions in excess of governmental insured limits.

Marketable Securities: U.S. Treasury Notes and debt securities of other governmental agencies with original maturities of 120 days or more are classified as trading securities upon acquisition and recorded at fair value. Gains and losses are included in income on trading securities in the accompanying statements of operations. Substantially all income from trading securities for the three months ended September 30, 2007 and 2006 resulted from interest earned on securities. The Company’s available for sale securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company has not recognized any change to the January 1, 2007 balance in retained earnings. At January 1, 2007 and September 30, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at September 30, 2007.

The Company is subject to taxation in the U.S.

Note 3	Available for Sale Securities – The following is a summary of the Company’s Available for Sale Securities as of September 30, 2007:

Cost	$1,803,504
Gross unrealized holding gains	6,496
Gross unrealized holding losses	(12,970)

Fair market value	$1,797,030

Note 4	Mortgage Note Receivable

The mortgage note receivable which totaled $3,516,852 at December 31, 2006 was received as partial consideration for the Company’s sale of the property associated with Loan No. 6. The Company sold its remaining holdings of approximately 280 acres in Maricopa County, Arizona on May 10, 2004.

In February 2007, the Company sold its interest in the note receivable to a related party for $3,411,346 and invested the proceeds from that sale in trading securities. As of December 31, 2006, the Company recorded an impairment reserve for loss on sale of $105,506, resulting in no gain or loss for the nine months ended September 30, 2007.

Note 5	Other Comprehensive Income (Loss)

Unrealized gains and losses on investments are excluded from net income but are reported as comprehensive income on the Balance Sheets under Shareholders’ equity. The following table illustrates the effect on net income (loss) if the Company had recognized comprehensive income:

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net income (loss)	$(122,998)	$3,783,120
Comprehensive loss from the unrealized loss on marketable securities	(6,474)	—

Comprehensive income (loss)	$(129,472)	$3,783,120

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Arizona Land Income Corporation (the “Company” or “AZL”) is an Arizona corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. The statements of operations filed herewith cover the periods from January 1, 2007 through September 30, 2007, and January 1, 2006 through September 30, 2006.

Potential Dissolution/Transaction with Pacific Office

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

In connection with PHS&G’s receipt of certain offers from interested parties relating to a potential transaction with the Company, our Board met in March 2005 for the purpose of forming a special committee composed of qualified independent directors (the “Special Committee”). The Special Committee was tasked with investigating and negotiating a potential business disposition, liquidation or other strategic transaction regarding the Company. We announced on October 3, 2006 that we had entered into a Master Formation and Contribution Agreement (as subsequently amended, the “Master Agreement”) with POP Venture, LLC, a Delaware limited liability company (“Pacific Office Contributor”), as described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 (see “Item 1. Description of Business—Proposed Transactions with Pacific Office Contributor” in that Form 10-KSB). Pursuant to the Master Agreement, the Company will form an umbrella partnership (“UPREIT”) in which the Company is the sole general partner. Upon consummation of the transactions contemplated by the Master Agreement (the “Closing”), the UPREIT will acquire ownership interests in up to nine office properties (the “Contributed Properties”), which comprise approximately 2.4 million square feet of office space, in consideration for common units and convertible preferred units in the UPREIT with a value equal to the net asset value of the interests in the Contributed Properties at Closing. This value is estimated to be approximately $163.5 million.

Results of Operations

For the quarter ended September 30, 2007, the Company had total income of approximately $46,000 compared to $107,000 for the quarter ended September 30, 2006. This decrease was primarily attributable to a decrease of approximately $72,000 in interest on mortgages and an increase of approximately $11,000 in interest on temporary investments. During the first quarter of 2007, the Company sold its mortgage note receivable and invested the proceeds in temporary investments.

The Company’s expenses for the quarter ended September 30, 2007 were approximately $69,000 compared to $63,000 for the quarter ended September 30, 2006. The Company’s fees for professional services increased to approximately $58,000 for the quarter ended September 30, 2007 from approximately $32,000 for the same period of 2006. The increase in fees for professional services can be attributed to expenses associated with the proposed transaction between the Company and Pacific Office Contributor, pursuant to the Master Agreement. The Company’s administration and general expenses decreased to approximately $4,000 for the quarter ended September 30, 2007, from approximately $21,000 for the quarter ended September 30, 2006.

The Company reported a net loss of approximately $23,000 for the quarter ended September 30, 2007 compared to net income of approximately $3,604,000 for the quarter ended September 30, 2006, due to the gain on sale of properties.

The Company reported a net loss of approximately $123,000 for the nine-month operating period ended September 30, 2007, compared to net income of $3,783,000 for the same period during fiscal 2006. This decrease resulted from a decrease of approximately $234,000 in interest on mortgages and an increase of approximately $68,000 in interest on temporary investments. In addition, the Company recorded a gain on sale of $3,568,000 during the nine months ended September 30, 2006.

For the nine-month operating period ended September 30, 2007, the Company reported expenses of approximately $299,000 compared to approximately $118,000 for the same period during fiscal year 2006. This increase resulted from an increase in fees for professional services of approximately $133,000 and an increase of approximately $50,000 in administration and general expenses.

Liquidity and Capital Resources

The Company currently has no commitments for any material capital expenditures and does not anticipate any such expenditures in the foreseeable future.

The Company has agreed under the Master Agreement not to declare or pay any further dividends prior to the consummation of the transactions contemplated by the Master Agreement, except for a special dividend to address compliance with annual income distribution requirements for real estate investment trusts for 2007.

Critical Accounting Estimates

The Company estimates the carrying value of its land held for sale and certain other investments. At September 30, 2007, the Company had made no provisions for impairment on any of its assets.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-B

10.1	Fourth Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 9, 2007, between the Registrant and POP Venture, LLC.¹

10.2	Master Amendment to Contribution Agreements, dated as of November 9, 2007, between Registrant and POP Venture, LLC.²

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-B. (Filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA LAND INCOME CORPORATION

Date: November 14, 2007	/s/ Thomas R. Hislop
Thomas R. Hislop
Chairman of the Board, Chief Financial Officer and
Chief Executive Officer

¹	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on November 13, 2007

²	Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed with the SEC on November 13, 2007