Form 10KSB
period 2007-12-31
ARIZONA LAND INCOME CORP
filed 2008-03-12
CIK 830748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $236,880.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and the low prices of the registrant’s Class A Common Stock as reported by the American Stock Exchange on March 7, 2008, was approximately $11,163,000. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,851,025	shares of Class A Common Stock outstanding on March 7, 2008
100	shares of Class B Common Stock outstanding on March 7, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

In June 1988, the Company began investing in first mortgage loans on unimproved real property located primarily in the metropolitan Phoenix area. Such loans included mortgage loans secured or collateralized by first mortgages, first deeds of trust and real property subject to agreements for sale and subdivision trusts (“First Mortgage Loans”). From its inception until December 31, 1991, the Company purchased interests totaling $34,120,000 in twenty First Mortgage Loans. Since January 1, 1992, the Company has purchased only two First Mortgage Loans. Since October 3, 2006, the Company has been party to an agreement to continue to own the properties owned by it and to operate its business as a real estate investment trust as the business was operated when the Master Agreement was signed. Among other things, the Company has agreed to comply with requirements applicable to real estate investment trusts under the Internal Revenue Code and not to take any action, or fail to take any action, if such action or failure could reasonably be expected to result in the termination of the Company’s REIT status.

The Company’s intent at the time of the public offering was to dissolve within approximately eight years after the date of such offering in 1988. In the second quarter ended June 30, 2004, we sold our remaining holdings (with the exception of a small .01 acre parcel) of approximately 280 acres related to Loan No. 6. In December 2004, we were contacted by two individuals regarding a proposed transaction whereby the individuals would become our new advisor and change our business. We invited and received a written proposal from these individuals. Our directors considered the proposal and alternatives thereto, including our liquidation, at meetings of our Board of Directors.

On January 18, 2005, we engaged Peacock, Hislop, Staley & Given, Inc. (“Peacock”) as our financial advisor in an effort to help us develop and analyze strategic alternatives available to us to enhance shareholder value, including a change of our business plan, a merger or sale, a combination of these, or the decision to take no action other than the completion of our liquidation. Peacock subsequently contacted over 50 possible candidates to solicit their interest in a potential transaction with us. On March 28, 2005, we postponed the date of our 2005 annual meeting of shareholders to provide us with additional time to consider strategic alternatives available to us.

Seventeen other interested parties contacted Peacock or us with interest in a transaction prior to April 2005. By April 2005, all of the above contacts and conversations resulted in seven proposals that were presented to a Special Committee of our Board of Directors (the “Special Committee”) for review and direction. After discussion and deliberation, the Special Committee determined that none of the proposals were acceptable as presented, but that some might be worthy of consideration if they were to conform with a set of criteria that the Special Committee developed in conjunction with management. The Board of Directors directed Peacock to provide the following criteria to the proposing parties:

•	An acknowledgment that the cash held by us immediately prior to closing the proposed transaction would be paid out to our shareholders in the form of a dividend

•

An understanding that the proposed new management or advisor would purchase for cash or with acceptable assets new shares of our common stock: (i) at a premium to the then book value per share, as determined in accordance with generally accepted accounting principles and not reflecting a discounted value of the note receivable held by us; (ii) in an amount such that the total premium to our book value would be at least $500,000; and (iii) for total proceeds of not less than $1 million

•

The proposed new management or advisor would have demonstrated experience in the real estate or REIT industry in general and/or experience managing the asset class described in the proposed business plan

•

The proposed new management or advisor would be able to demonstrate to the satisfaction of the Special Committee the capability to provide or raise the capital necessary to finance the proposed business plan and

•	Any consideration paid directly to our shareholders to acquire any of their shares would be paid in cash.

Peacock provided the criteria in writing to proposing parties. It was determined that several proposing parties were unable to meet the criteria, and several other suitors decided that they would not pursue a possible transaction subject to the criteria, and discussions were terminated with such parties.

On April 18, 2006, Thomas Hislop, our Chief Executive Officer, was contacted by representatives of Credit Suisse Securities (USA) LLC (“Credit Suisse”), at the direction of The Shidler Group, indicating interest in evaluating a strategic transaction with us. On April 21, 2006, we were provided a written presentation of strategy and background on The Shidler Group.

On July 27, 2006, after several preliminary discussions, we received a detailed non-binding proposal from POP Venture, LLC (“Pacific Office Contributor”), an affiliate of The Shidler Group, containing some of the essential terms of a strategic transaction with Pacific Office Contributor.

On August 10, 2006, our Board of Directors held a meeting in which it reviewed the current status, our financial condition, potential value obtainable by shareholders from our liquidation, and valuation considerations and considered the proposal we had received from Pacific Office Contributor, and from the another bidder as discussed above. At the time of the meeting, our estimated liquidation value was approximately $3.42 per share. Specific consideration was given to the following factors:

•	The Shidler Group proposed to purchase $5.0 million of our shares at the 90-day average trading price, which the Board determined was a reasonable premium to book value per share.

•

The Shidler Group proposed to cause an affiliated entity to contribute a portfolio of owned properties to the Company in a transaction structure that The Shidler Group affiliates had implemented in prior transactions with other parties.

•	The Shidler Group proposal permitted us to make regular dividends and to make any special dividend payments to our shareholders necessary to meet federal income tax requirements.

•

The Shidler Group demonstrated to the Board that it had sufficient resources to consummate the initial transactions between it and the Company and that it had established contacts and relationships with capital market sources such that it was likely to be able to execute the business plan it proposed post-transaction.

The group made suggestions regarding changes to the proposed terms that would be beneficial to us and our shareholders. Our Board also reconstituted the Special Committee to evaluate and to negotiate the potential transactions with Pacific Office Contributor.

On October 3, 2006, Mr. Hislop, Mr. Shidler and other of our representatives and representatives of The Shidler Group, Peacock and Credit Suisse met in Phoenix, Arizona. Negotiations of the Master Agreement (the “Master Agreement”) were concluded at this meeting and this agreement was executed between us and Pacific Office Contributor.

The Master Agreement contemplates that we will enter into a number of transactions (the “Transactions”), including the transfer substantially all of our assets to a newly-formed limited partnership, Pacific Office Properties, L.P. (the “Operating Partnership”), of which we will be the general partner. We anticipate that the Operating Partnership will become our operating limited partnership or “UPREIT” following its formation and consummation of the Transactions, and we will thereafter conduct substantially all of our operations through the Operating Partnership, except as we may otherwise deem advisable to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code or otherwise. We will be contributing substantially all of our assets and certain liabilities to the Operating Partnership, except for assets needed to pay certain liabilities. Existing shares of our common stock will remain outstanding following the Transactions. Following the consummation of the Transactions, we intend to remain a publicly-traded company and intend to be listed on the American Stock Exchange under the symbol “PCE”, subject to the conditions that AMEX has imposed upon its acceptance of our continued listing. Although Pacific Office Contributor is not a public company, we do not intend that the Transactions will be part of any “going private” transaction or series of transactions.

Upon consummation of the Transactions contemplated by the Master Agreement, the Operating Partnership will acquire ownership interests in up to nine properties (the “Contributed Properties”) which are currently controlled by Pacific Office Contributor. The Operating Partnership will issue, in consideration for the acquired ownership interests, promissory notes, common units, each of which will become exchangeable for shares of our common stock no earlier than two years after the Transactions and convertible preferred units, which will become exchangeable for shares of our common stock no earlier than three years after the Transactions are consummated. The actual number of common units and convertible preferred units issued will depend upon the net asset value of the contributed property interests at the time the Transactions are consummated, subject to adjustments required by the Master Agreement. The aggregate net asset value of all of the interests in the Contributed Properties including contributed assets is expected to be approximately $163.51 million at the consummation of the Transactions, without regard to any closing adjustments.

As a part of the Transactions, the Operating Partnership or we will sell, for $5 million in cash, common units and/or shares of our common stock to certain subscribers, at a price per share or unit of $5.00. Also as part of the Transactions, we will sell, for $1.35 million in cash, shares of our common stock to another subscriber, at a price per share of $7.50. Additionally, we will grant options that are exercisable for three months after the Transactions are consummated to designees of Pacific Office Contributor to purchase up to 500,000 additional shares of our common stock at a price per share of $7.50, for up to $3.75 million in the aggregate.

On November 2, 2006, our management and our legal counsel negotiated an amendment to the Master Agreement with representatives of The Shidler Group and its legal counsel in light of the increase in the market price of our common stock between October 3 and November 2 from $3.76 per share to $7.61 per share. This amendment increased the agreed price per share for the $5 million subscription for shares of our common stock or common units of Operating Partnership from $2.79 per share or unit to $5.00 per share or unit. This subscription price increase more equitably allocates the benefits of the increased market price between Pacific Office Contributor and our existing shareholders.

On December 9, 2006, we agreed with Pacific Office Contributor to further amend the Master Agreement. The Master Agreement originally contemplated that Pacific Office Contributor’s interest in any escrows required by lenders of mortgage indebtedness on the Contributed Properties would increase the value of the contribution made by Pacific Office Contributor and would therefore increase the number of common and convertible preferred units issuable to it upon consummation of the Transactions. We agreed in the amendment that the increase in the contribution values from the lender-required escrows would only increase the total net asset value of Pacific Office Contributor’s contributions up to $165 million, the estimated net asset value of the Contributed Properties when the Master Agreement was executed. Since the Company will benefit from the cash in the lender-required escrows at closing, we agreed to limit any possible liability Pacific Office Contributor may have to us under agreements conveying the Contributed Properties unless the liabilities exceed the aggregate amount of the transferred lender-required escrows that do not increase the net asset value of the contribution. We also agreed in the amendment not to authorize any further dividends until the Transactions are consummated, agreed to the record and payment dates for a special dividend and agreed to change certain rights of the convertible preferred units and certain terms and conditions by which Pacific Office Contributor will grant an option to the Operating Partnership to acquire additional office properties in defined target markets to be identified at closing.

On March 27, 2007, we agreed with Pacific Office Contributor to further amend the Master Agreement to reflect the hiring of certain individuals to serve as executive officers of Pacific Office Properties Trust, Inc. following the consummation of the Transactions and to modify certain terms of the convertible preferred units.

On November 9, 2007, we agreed with Pacific Office Contributor to further amend the Master Agreement to allow for the declaration and payment of a second special dividend in order to maintain compliance with the REIT requirements and to make other material amendments. We agreed that the surviving corporation common stock could be listed on a national securities exchange other than AMEX. We also agreed to remove from the transaction an interest in an office property originally contemplated to be contributed in addition to the nine Contributed Properties. The Master Agreement originally fixed the gross asset value of the Contributed Properties at approximately $568 million, subject to adjustments and prorations. We agreed in the amendment that the gross asset values attributable to the Contributed Properties, subject to adjustments and prorations, was $562.95 million. We also agreed that the value of Pacific Office Contributor’s contribution in the Transactions would be increased by the amount of its expenses for capital improvements on the Contributed Properties since October 1, 2007. This increased contribution value cannot increase the value of units issued in the Transactions beyond $151.51 million; excess contributions would be compensated through promissory notes of the Operating Partnership in the same amount. Additionally, we substituted a promissory note of the Operating Partnership in the principal amount of $12 million for units by the same amount. We also agreed to sell, for $1.35 million in cash, shares of our common stock to a designee of Pacific Office Contributor, at a price per share of $7.50. Additionally, we will grant options that are exercisable for three months after the Transactions are consummated to designees of Pacific Office Contributor to purchase up to 500,000 additional shares of our common stock at a price per share of $7.50, for up to $3.75 million in the aggregate.

Shareholder Approval of Transactions. On January 14, 2008, we held our annual meeting of shareholders, at which our shareholders voted upon and approved several proposals relating to the Transactions, including the following:

•	A proposal to approve the Master Agreement;

•

A proposal to approve, as part of the Transactions, (i) the sale for $6.35 million in cash of 1,180,000 shares of our common stock and/or common units of the Operating Partnership to designees of Pacific Office Contributor, (ii) the granting of options to purchase up to 500,000 shares at $7.50 per share of our common stock to designees of Pacific Office Contributor, and (iii) the issuance by the Operating Partnership of its common units and convertible preferred units, which may be redeemed in the future for our common stock, upon the contribution to the Operating Partnership of ownership interests in up to eight wholly-owned and one 7.5% owned commercial office properties by Pacific Office Contributor;

•	A proposal to approve, as a part of the Transactions, the advisory agreement between the Company, the Operating Partnership and Pacific Office Management, Inc.;

•

A proposal to approve the reincorporation of the Company as a Maryland corporation by merging into a newly-formed wholly-owned subsidiary Maryland corporation (the “Reincorporation”) resulting in, among other things, a change in the Company’s name to Pacific Office Properties Trust, Inc.; and

•	A proposal to approve, as a part of the Reincorporation, the adoption of a Charter and Bylaws for the Company.

Qualification as a Real Estate Investment Trust. The Company has qualified for REIT status for all tax years since its inception, and management and the Company’s Board of Directors believe that the Company has completed the necessary steps to permit the Company to continue, if it so chooses, REIT status for the tax year ended December 31, 2007. REIT status allows the Company to deduct from its federal taxable income (and not pay taxes upon) qualified dividends paid to its shareholders.

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

Management Arrangements. The Company currently has no employees. The Company’s affairs are managed by its non-salaried officers under the supervision of its Board of Directors. The Company and ALI Advisor, Inc. (“ALI”) entered into an advisory and servicing agreement at the time of the Company’s incorporation. This advisory agreement expired by its own terms; however, the Company and ALI have agreed to continue to operate as if the terms and conditions of the advisory agreement are still in effect.

Pursuant to the advisory agreement with the Company, ALI is authorized to: (i) purchase First Mortgage Loans, subject to review and ratification by the Company’s Board of Directors; (ii) serve as the exclusive investment and financial advisor and provide research, economic and statistical data in connection with investments and financial policies; (iii) investigate, select and conduct relations with accountants, attorneys, brokers, investors, and others as necessary; (iv) maintain bank accounts and records deemed appropriate or requested by the Company’s Board; (v) perform or obtain accounting and other services; (vi) collect and remit principal and interest payments due on the First Mortgage Loans; and (vii) perform such other services as set forth in the advisory agreement.

The Company historically paid ALI a servicing fee for servicing the Company’s First Mortgage Loans. The servicing fee was payable quarterly and equaled 1/16 of 1% of the sum of (i) the aggregate outstanding loan balance of the First Mortgage Loans in the Company’s mortgage loan portfolio, and (ii) the recorded value of property acquired by the Company through foreclosure, as of the first day of each fiscal quarter. During 2007 and 2006, the Company paid no servicing fee to ALI.

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

Factors Affecting Future Results

Our future results of operations involve a number of risks and uncertainties, some of which are discussed in the “Risk Factors” section of our proxy statement filed on December 13, 2007. For purposes of this section only, unless the context indicates otherwise, all references to “us,” “we” and other terms of like import shall be deemed to refer to the Company and to the surviving corporation in our merger with a Maryland subsidiary immediately following the effective time of the Reincorporation, which is expected to be consummated as part of the Transactions.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company’s principal offices are located at the offices of Peacock, Hislop, Staley & Given, Inc., 2999 North 44th Street, Suite 100, Phoenix, Arizona, 85018. Messrs. Hislop and Staley are officers and/or directors of the Company, and Messrs. Hislop and Staley are the shareholders of ALI. The Company does not pay for the use of Peacock’s facilities.

Item 1. Business contains a description of the Company’s historical investment policy. Since October 3, 2006, the Company has been party to the Master Agreement, in which it agreed to continue to own the properties owned by it and to operate its business as a real estate investment trust as the business was operated when the Master Agreement was signed. Among other things, the Company has agreed to comply with requirements applicable to real estate investment trusts under the Internal Revenue Code and not to take any action, or fail to take any action, if such action or failure could reasonably be expected to result in the termination of the Company’s REIT status.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDE RS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of our shareholders. As discussed in Item 1 above, we held our 2008 annual meeting of shareholders on January 14, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company has two classes of common equity securities, Class A Common Stock and Class B Common Stock. All 100 shares of the Company’s Class B Common Stock were purchased by YSP Holdings, the Company’s sponsor, in connection with the formation of the Company and are currently outstanding. The Company’s Class B Common Stock is not traded on any exchange.

The Company’s Class A Common Stock is listed for trading on the AMEX. As of February 28, 2008, there were approximately 46 holders of record of the Class A Common Stock. In the Company’s estimation, based upon information available to the Company, there are approximately 1,400 beneficial owners of the Company’s Class A Common Stock. The market price of Class A Common Stock at the close of trading on February 28, 2008 was $7.15 per share.

The following table sets forth the range of high and low sales prices per share for the Company’s Class A Common Stock, as reported by the AMEX, and cash distributions paid by the Company per share of Class A Common Stock for the periods indicated.

CALENDAR QUARTER	HIGH	LOW	DIVIDENDS/ DISTRIBUTIONS DECLARED PER SHARE OF CLASS A COMMON STOCK (1)
2006
First Quarter	$4.90	$3.20	$0.10
Second Quarter	4.90	3.45	0.10
Third Quarter	4.15	3.40	0.10
Fourth Quarter	18.86	3.76	1.00
2007
First Quarter	15.31	7.00	0.00
Second Quarter	9.37	5.94	0.00
Third Quarter	10.00	5.15	0.00
Fourth Quarter	7.33	3.97	0.05

(1)	See Note 6 to the financial statements included in Item 7.

Beginning with the distribution paid on January 26, 2007 to shareholders of record on January 5, 2007, our dividends have been made in amounts and at times agreed upon by the Company and Pacific Office Contributor under the Master Agreement. The Company has agreed under the Master Agreement not to declare or pay any further dividends prior to the consummation of the transactions contemplated by the Master Agreement. Under the Master Agreement, the Company was permitted to declare a special dividend of $0.05 per share on its common stock, which was paid on January 15, 2008 to shareholders of record as of December 31, 2007. In addition, the Company paid state and federal corporate income tax on its net long-term capital gain income for 2007. Consistent with applicable requirements under state and federal law, each of the Company’s shareholders of record as of December 31, 2007 has been allocated a pro rata portion of the Company’s net capital gain, and each such shareholder will be required to include the allocated amount for purposes of calculating the shareholder’s 2007 taxable income. Each of the Company’s shareholders of record as of December 31, 2007 has also been allocated a refundable federal income tax credit equal to a pro rata portion of the federal corporate income tax paid by the Company. The undistributed long-term capital gain income also may be subject to state income tax.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

You should read the following discussion together with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business and operations. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those discussed in this Report on Form 10-KSB.

Results of Operations

Year Ended December 31, 2007 and 2006

The Company had a net loss of approximately ($684,040) or ($0.37) per share of Class A Common Stock for the year ended December 31, 2007, compared to net income of approximately $3,681,459 or $1.99 per share of Class A Common Stock for the year ended December 31, 2006. The decrease in net income for the year ended December 31, 2007 was primarily attributable to the recognition of income in 2006 on sale of property of $3,567,735. On July 1, 2006, the Company received $1,783,208 from the maker of its mortgage note receivable as a payment to release 80 acres of the 280 acres securing the loan. The Company recorded a gain on real estate sale of $3,567,735, the balance of income deferred at the time that the promissory note was originally received, as the payment received now allows for the treatment of the sale under the full accrual method. In addition, on July 10, 2006, the Company purchased an additional 1.76% interest in its mortgage note receivable for a total consideration of approximately $70,500. This purchase increased the Company’s interest in the mortgage note receivable from 86.47% to 88.23%. Subsequent to December 31, 2006, the Company sold its interest in the note receivable to a related party for $3,411,346.

The Company’s expenses increased to $420,753 in 2007, as compared to $322,760 in 2006. This increase was the result of an increase in professional services of approximately $162,000 and general and administration expenses of approximately $43,000, partially offset by a decrease of $105,506 in reserves for loss on sale. The increases in professional services can be attributed to expenses associated with the proposed Transactions.

Net cash used for operating activities in 2007 totaled ($227,637) as contrasted to net cash provided by operating activities of $181,042 in 2006. Net cash provided by investing activities in 2007 and 2006 were $3,534,207 and $1,262,247, respectively. Net cash used for financing activities in 2007 and 2006 were $1,851,025 and $740,400, respectively.

Liquidity and Capital Resources

At December 31, 2007, cash and cash equivalents and available for sale securities were $2,229,538 and $1,591,033, respectively. The Company currently has no commitments for any material capital expenditures and does not anticipate any such expenditures in the foreseeable future. The Company believes its cash and cash equivalents and the ability to liquidate trading securities provides sufficient liquidity in the event any material capital expenditure or expense in connection with the contemplated Transactions becomes necessary.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Dividends

In 2006 and 2007, the Company declared and paid the cash distributions described above in Item 5. The Company has agreed under the Master Agreement not to declare or pay any further dividends prior to the consummation of the Transactions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Arizona Land Income Corporation:

We have audited the accompanying balance sheet of Arizona Land Income Corporation as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Land Income Corporation as of December 31, 2007, and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

/s/ EPSTEIN, WEBER & CONOVER, PLC
Scottsdale, Arizona
January 30, 2008

ARIZONA LAND INCOME CORPORATION

BALANCE SHEET

DECEMBER 31, 2007

ASSETS:
Cash and cash equivalents	$2,229,538

Investments
Available for sale securities	1,591,033
Land held for sale	55,890
Total investments	1,646,923

TOTAL ASSETS	$3,876,461

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and other liabilities	$540,982
Income taxes payable	40,748

Dividends payable	92,551

Total liabilities	633,533

STOCKHOLDERS’ EQUITY:
Class A common stock, $.10 stated value, 10,000,000 shares authorized, 1,851,025 shares issued and outstanding	185,103
Class B common stock, $.10 stated value, 10,000 shares authorized, 100 shares issued and outstanding	10
Additional paid-in capital	21,670,997
Unrealized loss on marketable securities – net	(212,472)
Distributions in excess of earnings	(18,400,710)

Total stockholders’ equity	3,242,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,876,461

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
INCOME:
Interest income on mortgages	$51,367	$349,954
Income on trading securities	149,698	94,754
Income on available for sale securities	35,815	—

Total income	236,880	444,708

EXPENSES:
Property taxes	—	32
Professional services	282,720	120,795
General and administration	104,433	61,627
Director’s fees	33,600	34,800
Reserve for loss	—	105,506

Total expenses	420,753	322,760

INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTIES AND INCOME TAX EXPENSE	(183,873)	121,948

GAIN ON SALE OF PROPERTIES, net	—	3,567,735

INCOME (LOSS) BEFORE INCOME TAXES	(183,873)	3,689,683
INCOME TAXES	500,167	8,224

NET INCOME (LOSS)	$(684,040)	$3,681,459

NET INCOME (LOSS) PER SHARE:	$(0.37)	$1.99

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	1,851,125	1,851,125

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2005	1,851,125	$185,113	$21,670,997	$(18,899,244)		$2,956,866
Dividends declared	—	—	—	(2,406,334)		(2,406,334)
Net income (loss)	—	—	—	3,681,459	3,681,459	3,681,459

Comprehensive Income					3,681,459

BALANCE, December 31, 2006	1,851,125	$185,113	$21,670,997	$(17,624,119)		$4,231,991
Dividends declared	—	—	—	(92,551)		(92,551)
Unrealized loss on available for sale securities	—	—	—	—	(212,472)	(212,472)
Net Income (loss)	—	—	—	(684,040)	(684,040)	(684,040)

Comprehensive Income					$2,784,947

BALANCE, December 31, 2007	1,851,125	$185,113	$21,670,997	$(18,400,710)		$3,242,928

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

STATEMENTS OF CASH FLOWS FOR THE

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(684,040)	$3,681,459
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of land	—	(3,567,735)
Reserve for loss on sale of note receivable	—	105,506
Gain on sale of trading securities
Changes in assets and liabilities:
Realized gain on trading securities	(126,263)	(18,817)
(Increase) decrease in accrued interest receivable	67,550	(25,008)
Increase in accounts payable and other liabilities	14,882	5,637
Increase in income taxes payable	500,234	—

Net cash provided by (used for) operating activities	(227,637)	181,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of mortgage note receivable	3,411,346	—
Purchase of trading securities	(7,250,530)	(2,499,935)
Proceeds from sale of trading securities	9,176,895	2,049,310
Purchase of available-for-sale securities	(1,803,504)
Collection of note receivable	—	1,783,209
Investment in note receivable	—	(70,337)

Net cash provided by investing activities	3,534,207	1,262,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(1,851,025)	(740,412)

Net cash used for financing activities	(1,851,025)	(740,412)

INCREASE IN CASH AND CASH EQUIVALENTS	1,455,545	702,877

CASH AND CASH EQUIVALENTS, beginning of year	773,993	71,116

CASH AND CASH EQUIVALENTS, end of year	$2,229,538	$773,993

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared in excess of dividends paid	$92,551	$1,665,922

Income taxes paid	$—	$8,224

The accompanying notes are an integral part of these financial statements.

ARIZONA LAND INCOME CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

On October 3, 2006, the Company announced that it had entered into a definitive agreement (the “Master Agreement”) whereby it would acquire the West Coast office portfolio of POP Venture, LLC, a Delaware limited liability company affiliated with The Shidler Group, and reincorporate in Maryland under the name Pacific Office Properties Trust, Inc. (“Pacific Office Properties”).

Under the agreement governing the transactions forming Pacific Office Properties, ownership interests in nine Class A office properties located in Honolulu, San Diego and Phoenix with a gross asset value of approximately $563 million will be contributed to an umbrella partnership (“UPREIT”) to be formed by the Company, in exchange for limited partnership interests in the UPREIT and an unsecured promissory note in the principal amount of $12 million. Although the Company’s common stock will remain outstanding after the transaction, the UPREIT will issue common and preferred partnership interests, which will be exchangeable in the future for shares of the Company’s common stock. As part of the formation of Pacific Office Properties, and in addition to the previously announced subscription, Pacific Office Properties will issue 180,000 shares of common stock at a negotiated price of $7.50 per share and grant options to purchase up to 500,000 shares of common stock at a price of $7.50 per share to designees of POP Venture, LLC.

Pacific Office Properties will be externally managed by Pacific Office Management, Inc., an affiliate of The Shidler Group and will own interests in properties comprising approximately 2.4 million square feet of office space.

The Company’s shareholders approved the transactions with Pacific Office Properties and related matters at the Company’s annual meeting which was held on January 14, 2008. See Note 8, Recent Events.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: Investments with an original maturity of less than 90 days when purchased are considered cash equivalents. On occasion, the Company may have deposits with financial institutions in excess of governmental insured limits. Deposits in excess of those limits totaled $2,128,587 at December 31, 2007.

Trading Securities: U.S. Treasury Notes and debt securities of other governmental agencies with original maturities of 120 days or more are classified as trading securities upon acquisition and recorded at amortized cost which approximates fair value. Gains and losses are included in income on trading securities in the accompanying statements of operations. Substantially all income from trading securities for the years ended December 31, 2007 and 2006 resulted from interest earned on debt securities.

Available for Sale Securities: Available-for-sale securities consist of equity securities and are carried at fair value based on quoted market prices. Unrealized gains and losses are recorded within accumulated other comprehensive income, a component of stockholders’ equity, and totaled $212,472 at December 31, 2007. The aggregate fair value of available-for-sale securities as of December 31, 2007 was $1,591,033. The cost of securities sold is based on the specific identification method. There were no sales of available-for-sale securities during the year ended December 31, 2007. Available-for-sale securities consisted of the following at December 31, 2007:

	Cost	Fair Value	Unrealized
Common Stocks	$334,768	$326,450	$(8,318)
Preferred Stocks	1,468,737	1,264,583	(204.154)

	$1,803,505	$1,591,033	$(212,472)

Management evaluates available for sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on management’s evaluation, the decline in value is deemed to be temporary.

Revenue Recognition: Revenue from land sales is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate, which requires that there is a valid sales contract, an adequate down payment, a reasonable likelihood that any related receivable will be collected and that all conditions precedent to the closing have been performed.

Interest income from mortgage notes receivable is recognized using the interest method. Accrual of interest income is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan becomes current, and past-due interest income is recognized at that time. In addition, a detailed review of commercial loans will cause earlier suspension of interest accrual if collection is deemed doubtful. The Company sold its mortgage note receivable in February 2007.

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

In addition, certain expenses or reserves for financial reporting purposes are not allowed as current tax deductions. Similarly, the Company may take certain current deductions for tax purposes that are not current expenses for financial reporting purposes. As a result of these differences, taxable income before deductions for dividends paid totaled $1,326,270 and $1,306,175 in the years ended December 31, 2007 and 2006, respectively. The most significant book/tax difference in the year ended December 31, 2007 is the installment method accounting for the land sale for tax purposes of $559,597, The most significant book/tax difference in the year ended December 31, 2006 is the installment method accounting for the land sale for tax purposes, and the reserve for loss on sale of note receivable. The Company utilized a net operating loss carryforward of $476,640 during the year ended December 31, 2007. There are no remaining net operating losses carryforwards for federal income tax purposes available to offset future taxable income at December 31, 2007.

Income Per Common Share: Income per common share is computed based upon the weighted average number of shares of common stock outstanding during the year. There are no stock options, warrants or other common stock equivalents outstanding at December 31, 2007 and 2006.

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

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended December 31, 2007 and 2006.

Recently Issued Accounting Pronouncements:

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company incurred no material impact of implementing this new pronouncement

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

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

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of available-for-sale securities that are concentrated in equity securities of commercial real estate entities. The Company’s investment policy limits its overall exposure to concentrations of credit risk.

4.	MORTGAGE NOTE RECEIVABLE

In May 2004, the Company received a mortgage note receivable as partial consideration for the Company’s sale of the property associated with Loan No. 6. The Company sold its remaining holdings of approximately 280 acres in Maricopa County, Arizona on May 10, 2004. The transaction was effected through cash and a note receivable due from the buyer. The Company’s proportionate share of the net purchase price was approximately $6,822,000. The carrying value of the property was approximately $2,176,000, resulting in a gain of $4,641,000. The Company received cash of $1,588,000 and a note of $5,229,000. The terms of the note were for interest-only monthly installments commencing in June 2004 through May 2009 when the full principal balance becomes due and payable. The face value of the note was $6,300,000 and carried interest at the floating prime lending rate. The Company recorded its proportionate share of the note as a receivable. The mortgage receivable was collateralized by the underlying property. Initially, because the mortgage note receivable called for interest only payments, those scheduled payments did not meet the level annual payment that would be needed to pay the principal and interest on the unpaid balance over 20 years using a fair interest rate. Therefore, a portion of the gain had been deferred using the installment method of accounting. Of the $4,648,000 gain, $3,567,000 was deferred and $1,081,000 was recognized in the year ended December 31, 2004. On July 1, 2006, the Company received $1,783,208 from the maker of its mortgage note receivable as a payment to release 80 acres of the 280 acres securing the loan. The deferred gain of $3,567,000 was recognized in the year ended December 31, 2006 due to principal payments on the note being paid in advance of the originally scheduled payment dates. The accelerated payments were sufficient to allow full accrual of the gain under SFAS No. 66.

On July 10, 2006, the Company purchased an additional 1.76% interest in its mortgage note receivable for total consideration of approximately $70,500. This purchase increased the Company’s interest in the mortgage note receivable from 86.47% to 88.23%.

In connection with the sale of the property, the broker agreed to defer payment of 50% of the commission due under the broker’s agreement. There was a note payable to the broker with a face value of $252,000. The promissory note payable had terms identical to that of the mortgage note receivable – interest only at the prime rate and due in full in May 2009. Payments on the note payable were only due from proceeds of the payments from the mortgage note receivable. Because such payments were only due from the proceeds of the mortgage note receivable, the balance of the promissory note payable was netted against the gross balance of the note receivable.

In February 2007, the Company sold its interest in the note receivable to a related party for $3,411,346 and the broker note payable was repaid. The sale of the note was a requirement of the pending transaction with The Shidler Group, discussed in Note 1, and was approved by a Special Committee of our Board of Directors. The sales price represented a discount of approximately 3% from the face value of the note receivable. The Company recorded a reserve for loss on sale of $105,506 in December 2006.

5.	RELATED PARTY TRANSACTIONS

The Company is a party to the following agreements with affiliates who share common management and directors with the Company:

ALI Advisor Inc. – We are currently advised by ALI Advisor, Inc. (“ALI”) and expect to continue to be so advised until the consummation of the transaction with the Shidler Group, at which time our advisory with ALI agreement will be terminated and we will enter into a new advisory agreement with a new advisor. Per the terms of the advisory agreement, the Company is to pay a quarterly advisory fee of 30% of available cash in any quarter in which the cumulative return to investors is in excess of 12.7%. The Company is also required to pay a quarterly servicing fee for servicing loans of 1/16 of 1% of total assets, as defined. In addition, certain other overhead expenses may be paid. During the years ending December 31, 2007 and 2006, no fees were incurred under the advisory agreement.

Peacock, Hislop, Staley & Given, Inc. – The Company utilizes PHS&G on certain investment transactions involving excess cash. The fees paid for these services have historically been immaterial.

In February 2007, the Company sold its note receivable to PHS&G for $3,411,346 (see Note 4).

Director’s fees totaling $33,600 for the year ended December 31, 2007 and $34,800 for the year ended December 31, 2006 were paid to independent directors for board services.

6.	DIVIDENDS

Dividends on the Company’s Class A common stock for years ended December 31, 2007 and 2006, are as follows:

Date Declared	Per Share	Amount
December 21, 2007	$0.05	$92,551
Total 2007	$0.05	$92,551
March 8, 2006	0.10	185,103
June 8, 2006	0.10	185,103
September 13, 2006	0.10	185,103
December 1, 2006	1.00	1,851,025

Total 2006	$1.30	$2,406,334

For the years ended December 31, 2007 and 2006, 100% and 91% of the dividends declared represented distributions of capital gain income. For the year ended December 31, 2007, the Company had undistributed capital gain income of $559,597 and incurred capital gain and state taxes of $464,839 and 35,695, respectively.

Consistent with applicable requirements under state and federal law, each of the Company’s shareholders of record as of December 31, 2007 has been allocated a pro rata portion of the Company’s net capital gain, and each such shareholder will be required to include the allocated amount for purposes of calculating the shareholder’s 2007 taxable income. Each of the Company’s shareholders of record as of December 31, 2007 has also been allocated a refundable federal income tax credit equal to a pro rata portion of the federal corporate income tax paid by the Company.

7.	LAND HELD FOR SALE

Land held for sale at December 31, 2007 consisted of the following:

Loan Number	Property Description	Company’s Participation	Carrying Value
17	.01 acres – Southwest corner of I-17 and Deer Valley Road, Phoenix, Arizona	100%	$55,890

8.	RECENT EVENTS.

On January 14, 2008, the Company’s shareholders approved the transactions contemplated by the Master Agreement (the “Transactions”). The Transactions include the contribution of all the Company’s assets to the UPREIT, the sale and issuance of the common stock and common and convertible preferred units of the UPREIT, approval of an advisory agreement between Pacific Office Properties, the UPREIT and Pacific Office Management, Inc., reincorporation of the Company in Maryland, the adoption of a new charter and bylaws, and other related matters.

Pacific Office Properties will adopt The Shidler Group’s institutional joint-venture initiatives, which focus on acquiring, owning and operating value-added and core commercial real estate in partnership with institutional co-investors.

The transactions approved by the Company’s shareholders are expected to close during the first quarter of 2008.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Under the rules of the Securities and Exchange Commission, the effectiveness of our internal control over financial reporting as of December 31, 2007 is not required to be attested to by an Independent Registered Public Accounting Firm. The attestation requirement currently does not become applicable to small business issuers, such as the Company, until fiscal year 2008.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DI RECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors

The Company’s Bylaws provide that a majority of the Board of Directors must not be affiliated, directly or indirectly, with ALI, and must not perform any other services for the Company, except as a director of the Company (“Unaffiliated Directors”). Certain information regarding each of the Company’s Directors is set forth below.

Thomas R. Hislop, age 59, has served as Chairman of the Board (and, in that capacity, as Chief Executive Officer) of the Company since September 22, 1988, and as Vice President, Chief Financial Officer and Treasurer of the Company since its inception. Mr. Hislop is Chief Executive Officer and a director of Peacock, where he has been employed since that company’s inception in 1989. Prior to that date, Mr. Hislop was a director of Young, Smith & Peacock, Inc. (“YSP”), where he was employed from 1967 to 1989.

Robert L. Blackwell, age 85, has served as an Unaffiliated Director of the Company since May 12, 1992. Mr. Blackwell has extensive experience in managing assets for various trusts, and is currently self-employed as a manager of various trust portfolios. He has been involved with real estate in Arizona for more than twenty-five years. Mr. Blackwell is a native of Kansas. He is a graduate of the University of Kansas and has resided in Arizona since 1957.

Burton P. Freireich, age 82, has served as an Unaffiliated Director of the Company since September 9, 1991. Mr. Freireich is currently retired. Prior to retirement, Mr. Freireich was an owner of News-Suns Newspaper from 1960 to 1984. Mr. Freireich is a graduate of the University of Illinois and has resided in Arizona since 1950.

David W. Miller, age 59, has served as an Unaffiliated Director of the Company since March 2004. Mr. Miller served as Secretary of the Company from September 22, 1988 to March 2004. Mr. Miller has served as Managing Director, Chief Financial Officer and Secretary of Peacock since June 1989. Prior to that date, Mr. Miller served in various capacities with YSP, where he was employed from 1971 until he joined Peacock.

Identification of Executive Officers

Officers are elected annually by the Company’s Board of Directors and serve at the discretion of the Board. Information regarding the Company’s current executive officer who is not also a Director of the Company is set forth below.

Larry P. Staley, age 65, has served as the Company’s Vice President since its inception in 1988 and as its Secretary since March 2004. Mr. Staley is Vice Chairman of the Board of Peacock, a position he has held since June 1989. Prior to that date, Mr. Staley served in various capacities with YSP Holdings, where he was employed from 1973 until he joined Peacock in 1989.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company believes that all directors, executive officers, and greater-than-10% beneficial owners have complied with all Section 16(a) filing requirements applicable to such persons or entities during the 2007 fiscal year.

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

Executive Compensation

The Company has no salaried employees. The table below sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2007 and 2006, of the person who was, at December 31, 2007, the Chief Executive Officer. The Company had no other compensated executive officers during such years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
Thomas R. Hislop	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
C.E.O.	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	The Company has no salaried employees. However, under an advisory agreement with ALI, the Company paid ALI a servicing fee for servicing the Company’s First Mortgage Loans. See “Certain Relationships and Related Transactions” set forth in Item 12 of this Report on Form 10-KSB. Mr. Hislop is Treasurer, Vice President and a director of ALI and functions as its Chief Executive Officer. Mr. Hislop received no salary from ALI in 2007 or 2006 and no servicing fee was paid to Advisor in 2007 or 2006.

Compensation of Directors

In return for their services as Unaffiliated Directors of the Company, Messrs. Freireich, Blackwell and Miller receive an annual fee of $10,000, a meeting fee of $400 for each meeting of the Board of Directors attended, and a fee of $100 for each meeting of the Board conducted by telephone. Mr. Hislop does not receive compensation for his services as a Director of the Company. The Company reimburses all Directors for expenses incurred in connection with their duties as Directors of the Company. The table below sets forth the compensation paid to the Company’s Unaffiliated Directors during 2007:

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert L. Blackwell	$10,800	$-0-	$-0-	$-0-	$-0-	$-0-	$10,800
Burton P. Freireich	$10,800	$-0-	$-0-	$-0-	$-0-	$-0-	$10,800
David W. Miller	$10,800	$-0-	$-0-	$-0-	$-0-	$-0-	$10,800

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 15, 2008, certain information concerning beneficial ownership of the Company’s Class A Common Stock by (i) each director, (ii) all of the Company’s directors and executive officers as a group, and (iii) each person known to the Company to own beneficially more than 5% of the Company’s Class A Common Stock:

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class A Common Stock
Directors and Executive Officers:
Thomas R. Hislop (2)	7,700	*
Burton P. Freireich	125,000	6.8%
Robert L. Blackwell (3)	4,000	*
David W. Miller (4)	1,500	*
Larry P. Staley (5)	10,000	*
All directors and executive officers as a group (6 persons)	148,200	8.0%
5% Holders:
Phillip and Linda Barkdoll (6)	125,000	6.8%

Unless otherwise noted, the address of each person named in the table is 2999 North 44th Street, Suite 100, Phoenix, Arizona 85018.

*	Less than 1%.

(1)	The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but is included in accordance with rules of the Securities and Exchange Commission.

(2)	Includes 1,500 shares held in retirement accounts; 400 shares held in custodian accounts; 4,800 shares held in The Hislop’s Family Trust dated August 5, 2005 of which Mr. Hislop is co-trustee; and 1,000 shares held in the Carol Cain Trust of which Mr. Hislop is trustee.

(3)	Includes 2,900 shares held in the Robert L. and Beverly Blackwell Family Trust, and 1,100 shares held in Mr. Blackwell’s Individual Retirement Account.

(4)	Includes 500 shares held in a custodial account for Mr. Miller’s daughter for which account Mr. Miller serves as custodian.

(5)	Includes 10,000 shares held in the Staley Family Trust dated July 15, 2005 of which Mr. Staley is co-trustee.

(6)	Shares are held by the Barkdoll Family Trust, of which Mr. and Mrs. Barkdoll are the trustees and sole beneficiaries.

ITE M 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

Advisory Agreement with ALI Advisor, Inc.

We are currently advised by ALI and expect to continue to be so advised until the consummation of the Transactions. Our advisory agreement with ALI will be terminated in connection with the consummation of the Transactions, and we will enter into a new advisory agreement with a new advisor. Thomas Hislop, our current Chairman of the Board and Chief Executive Officer, is Vice President, Treasurer and a director of ALI. Larry Staley, our current Vice President, is Secretary and a director of ALI. Under our advisory agreement with ALI, we pay ALI a servicing fee for servicing our first mortgage loans, all of which as of December 31, 2007 have been paid in full. Messrs. Hislop, Peacock and Staley collectively own all of the issued and outstanding stock of ALI. The servicing fee is payable quarterly and equals 1/16 of 1% of (i) the aggregate outstanding loan balance of the First Mortgage Loans in our mortgage loan portfolio, and (ii) the recorded value of property acquired by us through foreclosure, as of the first day of each fiscal quarter. During 2005, the Company paid ALI aggregate servicing fees of $10,345 and during each of 2006 and 2007 the Company did not pay any servicing fee.

We have also agreed to pay ALI an advisory fee for aiding us in developing investment policies and analyzing and recommending investments to us. The advisory fee would be payable in any quarter at the end of which the shareholders’ cumulative return on capital investment as of the end of such quarter exceeds 12.7%, and the amount of the fee, when payable, would equal 30% of our available cash in excess of that necessary to provide shareholders with a cumulative return on capital investment in excess of 12.7%. We have not accrued or paid this advisory fee to ALI.

We have also agreed to reimburse ALI quarterly for other expenses incurred in servicing our first mortgage loans, such as legal, accounting and transfer agent fees and copying and mailing costs incurred in preparing and mailing periodic reports to shareholders. To date, we have not reimbursed ALI for any such expenses. In lieu of paying any such fees, we and ALI have agreed that we would reimburse ALI for its actual expenses incurred in connection with advising us, provided that the maximum amount reimbursed may not exceed $20,000, and the Master Agreement limits all payments by us to ALI to a maximum of $20,000 in aggregate.

Our advisory agreement with ALI expired by its own terms on June 13, 1991. However, we and ALI have agreed to continue to operate as if the terms and conditions of the advisory agreement are still in effect prior to consummation of the Transactions.

Retention of and Sale of Promissory Note to Peacock, Hislop, Staley & Given, Inc.

Mr. Hislop and David W. Miller are each members of the Company’s pre-Transaction Board of Directors and Messrs. Hislop and Staley are also executive officers of the Company and Mr. Peacock was an executive officer of the Company until November 12, 2007. Each of these individuals is also a shareholder of Peacock. For the past several years, the Company has been liquidating its loan and land holdings and returning capital to its shareholders through regular and special dividends. In January 2005, the Company engaged Peacock to assist in developing and evaluating strategic alternatives available to the Company to enhance shareholder value. The engagement with Peacock entailed an effort by Peacock to locate a possible merger partner or acquirer for the Company that would result in enhanced shareholder value. The Transactions are a product of the engagement. Under this engagement, the Company will pay Peacock a fee of 4.0% of the transaction value (but in no event more than $250,000) upon the successful completion of its efforts. In connection with the consummation of the Transactions, the Company will pay to Peacock the capped fee amount of $250,000.

Additionally, the Company sold its interest in a note receivable to Peacock, following the solicitation of bids to purchase the note receivable. The sale of the note was a requirement of the Master Agreement. The Special Committee, initially formed in April 2005 for the purpose of evaluating strategic alternative for us, oversaw the solicitation process and sale of the note. The Special Committee was composed of Messrs. Blackwell and Freireich, members of the Audit Committee who are Unaffiliated Directors. The Special Committee considered and approved Peacock’s engagement to procure bids for the sale of the note and Peacock’s participation in the bidding process, which provided a mechanism for satisfying our obligation under the Master Agreement in the event that no other bidder was forthcoming. On behalf of the Company, Peacock contacted more than ten individuals and entities believed by Peacock to be potentially interested in purchasing a note receivable secured by unimproved land, based upon prior transactions known to Peacock, and community banks and larger banks thought to have interest in the area. Each potential bidder was informed by Peacock that the minimum price, as required by the Master Agreement, was 95% of the face value of the note. The Company invited those contacted to submit written bids to purchase the note receivable. On the first date bids would be accepted, Peacock submitted a sealed written bid to a third party (the Company’s outside counsel) to hold pending the bid submission deadline. A total of two bids were submitted, one of which was the Peacock bid. Peacock presented the higher bid of $3,411,346 plus accrued and unpaid interest. The principal amount of the note receivable was $3,516,852 plus accrued and unpaid interest at December 31, 2006 as well as at the time of our sale of the note, which occurred in January 2007. The sales price received represented a discount of approximately 3% from the face value of the note receivable. Following a report from Peacock on the bidding process and its results and advice from counsel, the Special Committee approved the sale to Peacock. The proceeds from the note receivable were subsequently invested in trading securities.

Company Policy Regarding Related Person Transactions

In April 2004, the Company’s Board of Directors adopted a Code Of Business Conduct and Ethics as well as a Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers. Both codes set forth Company policies and procedures relating to transactions with related persons. Transactions in which both the Company and any of its directors or executive officers (or members of their immediate families) are or will be parties must receive the written approval of the Audit Committee. The transactions described above between ALI and the Company were entered into before the codes were adopted, and were approved when entered into by the Company’s Unaffiliated Directors. The sale of the Company’s mortgage note receivable described above did not follow the standard Company policy for related party transactions. The solicitation process and sale of the note was approved by a Special Committee, organized by the Board of Directors, rather than the Audit Committee. The Special Committee was composed of Unaffiliated Directors. The Audit Committee did not approve the solicitation process or sale of the note because Mr. Miller, a member of the Audit Committee, is affiliated with Peacock and therefore would have had a direct pecuniary interest in the outcome of the transaction.

Director Independence

The Company’s Board of Directors has determined that all of the Unaffiliated Directors are “independent” under the rules of AMEX, as well as the special standards established by the Securities and Exchange Commission for small business issuers.

ITEM 13.	EXHIBITS

The following is a list of the financial statements of Arizona Land Income Corporation included at Item 7 of Part II of this Form 10-KSB.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3-A to Amendment No. 3 to S-18 (No. 33-20625).)

3.2	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report of Form 10-KSB filed March 31, 2005.)

10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report of Form 10-KSB filed March 31, 2005.)

10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report of Form 10-KSB filed March 31, 2005.)

10.4	Master Formation and Contribution Agreement dated October 3, 2006 between the registrant and POP Venture, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on October 3, 2006.)

10.5	Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

10.6	Second Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006.)

10.7	Third Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007.)

Exhibit No.	Description

10.8	Fourth Amendment to Master Formation and Contribution Agreement, dated November 9, 2007, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on November 13, 2007).

10.9	Master Amendment to Contribution Agreements, dated November 9, 2007, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on November 13, 2007).

10.10	Form of Contribution Agreement, dated November 2, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on November 6, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Form of Advisory Agreement – Exhibit A to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007.)

99.2	Form of Registration Rights Agreement – Exhibit B to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.3	Form of Articles of Incorporation (including Articles Supplementary) – Exhibit C to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.3 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.4	Form of Bylaws – Exhibit D to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.4 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.5	Form of Certificate of Formation of Pacific Office Properties, L.P. – Exhibit F to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.6 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.6	Form of Limited Partnership Agreement of Pacific Office Properties, L.P. – Exhibit E to the Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007.)

99.7	Form of Non-Competition Agreement – Exhibit G to the Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006.)

ITEM 14.	PRIN CIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed for professional services rendered by Epstein, Weber & Conover, P.L.C., the Company’s independent auditor, for the fiscal years ended December 31, 2006 and 2007 respectively.

CATEGORY	2006	2007
Audit Fees	$17,925	$171,940	[1]
Audit-Related Fees	0	0
Tax Fees	3,980	4,405
All other fees	0	0

Total	$21,905	$176,345

[1] Includes $131,210 reimbursed to the auditor in connection with insurance costs incurred in connection with the audit.

The tax fees set forth in the above table, which were approved in advance by the Company’s Audit Committee, include tax compliance services provided in relation to U.S. federal, state and local taxes. The independent auditor is engaged by the Company’s Audit Committee annually, and the Company’s Audit Committee approved expenditures for audit fees and tax fees at the time such services were proposed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of March, 2008.

ARIZONA LAND INCOME CORPORATION

By:	/s/ Thomas R. Hislop
Thomas R. Hislop
Chairman of the Board, Vice President, Chief
Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas R. Hislop, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Hislop Thomas R. Hislop	Chairman of the Board Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)	March 12, 2008

/s/ Robert Blackwell Robert Blackwell	Unaffiliated Director	March 12, 2008

/s/ Burton P. Freireich Burton P. Freireich	Unaffiliated Director	March 12, 2008

/s/ David W. Miller David W. Miller	Unaffiliated Director	March 12, 2008

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3-A to Amendment No. 3 to S-18 (No. 33-20625).)

3.2	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell. (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

10.4	Master Formation and Contribution Agreement dated October 3, 2006 between the registrant and POP Venture, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on October 3, 2006).

10.5	Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006).

10.6	Second Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006).

10.7	Third Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007).

10.8	Fourth Amendment to Master Formation and Contribution Agreement, dated November 9, 2007, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on November 13, 2007).

10.9	Master Amendment to Contribution Agreements, dated November 9, 2007, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on November 13, 2007).

10.10	Form of Contribution Agreement, dated November 2, 2006, between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on November 6, 2006).

14.2	Arizona Land Income Corporation Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers. (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed April 5, 2004.)

24.1	Power of Attorney. (Included on signature page.)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Form of Advisory Agreement – Exhibit A to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007.)

99.2	Form of Registration Rights Agreement – Exhibit B to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.3	Form of Articles of Incorporation (including Articles Supplementary) – Exhibit C to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.3 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.4	Form of Bylaws – Exhibit D to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.4 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.5	Form of Certificate of Formation of Pacific Office Properties, L.P. – Exhibit F to the Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated as of November 2, 2006, between the Company and POP. (Incorporated by reference to Exhibit 99.6 of the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006.)

99.6	Form of Limited Partnership Agreement of Pacific Office Properties, L.P. – Exhibit E to the Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007.)

99.7	Form of Non-Competition Agreement – Exhibit G to the Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended between the Company and Pacific Office Contributor. (Incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006.)