Form 10-Q
period 2008-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2008-05-15
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-9900
PACIFIC OFFICE PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-0602478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Boulevard, Suite 830
Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)
      (Registrant’s telephone number, including area code): (310) 395-2083
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 20, 2008 there were 3,031,025 shares of common stock, par value $0.0001 per share (the “Common Stock”), and 100 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), issued and outstanding.

PACIFIC OFFICE PROPERTIES TRUST, INC.

FORM 10-Q

i

PACIFIC OFFICE PROPERTIES TRUST, INC.
FORM 10-Q
Explanatory Note
          On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by that certain Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). As part of the Transactions, in order to effect a change in AZL’s state of incorporation, AZL merged with and into its wholly-owned subsidiary (the “Reincorporation”), Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), with the Company as the surviving corporation. As contemplated by the Master Agreement, and as more fully described in the information included in this Quarterly Report on Form 10-Q, substantially all of the assets and certain liabilities of AZL and substantially all of the commercial real estate assets and related liabilities of Venture were contributed to a newly formed umbrella partnership, Pacific Office Properties, L.P., a Delaware limited partnership (the “Operating Partnership” or “UPREIT”), in which the Company and Venture became the sole general partner and a limited partner in the UPREIT, respectively, with corresponding 18.25% and 81.75% common ownership interests in the UPREIT. The commercial real estate assets of Venture contributed to the UPREIT consisted of eight office properties and a 7.5% joint venture interest in one office property, including rights to manage its day-to-day operations, comprising approximately 2.4 million square feet of rentable area in the Honolulu, San Diego and Phoenix metropolitan areas (the “Contributed Properties”). Venture was formed in September 2006 for the purpose of assembling ownership interests in the Contributed Properties and holding limited partnership units in the Operating Partnership following the Transactions.
          It was determined that the commercial real estate assets contributed by Venture were not under common control. Therefore, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, the entity with the largest equity balance in the UPREIT following the Transactions, Waterfront Partners OP, LLC (“Waterfront”) was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, the historical financial information presented in this Quarterly Report on Form 10-Q for periods prior to the Effective Date represent that of Waterfront. Further, the historical information presented in this Quarterly Report on Form 10-Q for the period as of, and subsequent to, March 20, 2008 represent that of the Company. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.

ii

PART I – FINANCIAL STATEMENTS
Item 1. Financial Statements.
Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

		Waterfront (1)
	March 31, 2008	December 31, 2007
ASSETS
Net investments in real estate	$420,563	$59,587
Cash and cash equivalents	14,187	2,619
Restricted cash	6,127	1,708
Rents and other receivables	5,374	1,743
Intangible assets, net	51,533	6,009
Other assets, net	4,751	8,505
Goodwill	59,388	—

Total assets	$561,923	$80,171

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)
Mortgage and other secured loans	$421,708	$111,000
Unsecured notes payable	16,695	—
Accounts payable and other liabilities	14,123	5,831
Acquired below market leases, net	14,064	107

Total liabilities	466,590	116,938

Minority interests	88,391	—

Stockholders’ equity (members’ deficit):
Proportionate Voting Preferred Stock	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2008	—	—
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 3,031,025 shares issued and outstanding at March 31, 2008	185	—
Class B Common Stock, $0.0001 par value, 200,000 shares authorized, 100 shares issued and outstanding at March 31, 2008	—	—
Additional paid-in capital	9,977	—
Retained deficit	(3,220)	—
Members’ deficit	—	(36,767)

Total stockholders’ equity (members’ deficit)	6,942	(36,767)

Total liabilities, minority interests and stockholders’ equity (members’ deficit)	$561,923	$80,171

(1)	Balances represent that of Waterfront Partners OP, LLC at December 31, 2007. See Explanatory Note on page ii of this Quarterly Report on Form 10-Q for further information.
See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Total		Waterfront (2)
	For the period	For the period	For the period	For the period
	from January 1,	from March 20,	from January 1,	from January 1,
	2008 through	2008 through	2008 through	2007 through
	March 31, 2008	March 31, 2008	March 19, 2008	March 31, 2007
Revenue:
Rental	$4,521	$1,520	$3,001	$3,059
Tenant reimbursements	2,188	618	1,570	1,196
Parking	826	264	562	667
Interest and other	70	41	29	56

Total revenue	7,605	2,443	5,162	4,978

Operating Expenses:
Rental property operating	4,897	1,281	3,616	3,182
General and administrative	16,293	16,263	30	—
Depreciation and amortization	1,750	923	827	1,051
Interest	2,454	902	1,552	1,829
Other	143	35	108	162

Total operating expenses	25,537	19,404	6,133	6,224

Loss before minority interests	(17,932)	(16,961)	(971)	(1,246)
Minority interests	13,741	13,741	—	—

Net loss	$(4,191)	$(3,220)	$(971)	$(1,246)

Priority allocation to preferred unit holders	(493)	—	(493)	(568)

Net loss available to common stockholders — basic and diluted	$(4,684)	$(3,220)	$(1,464)	$(1,814)

Net loss per common share — basic and diluted		$(1.06)

Weighted average number of common shares outstanding — basic and diluted		3,031,125

Net loss per Common Unit			$(0.42)	$(0.52)

Weighted average number of Common Units outstanding — basic and diluted			3,494,624	3,494,624

(2)	Amounts represent that of Waterfront Partners OP, LLC for the three month period ended March 31, 2007 and for the period from January 1, 2008 to March 19, 2008. See Explanatory Note on page ii of this Quarterly Report on Form 10-Q for further information.
See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Total		Waterfront (3)
	For the period	For the period	For the period	For the period
	from January 1,	from March 20,	from January 1,	from January 1,
	2008 through	2008 through	2008 through	2007 through
	March 31, 2008	March 31, 2008	March 19, 2008	March 31, 2007
Operating activities
Net loss	$(4,191)	$(3,220)	$(971)	$(1,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,750	923	827	1,051
Interest amortization	30	30	—	—
Share based compensation charge attributable to the Transactions	16,194	16,194	—	—
Minority interests	(13,741)	(13,741)	—	—
Below market lease and other amortization, net	(155)	(108)	(47)	(36)
Other	368	—	368	—
Changes in operating assets and liabilities
Rents and other receivables	431	(3)	434	(226)
Other assets	413	(131)	544	124
Accounts payable and other liabilities	(36)	181	(217)	53

Net cash provided by (used in) operating activities	1,063	125	938	(280)

Investing activities
Acquisition and improvement of real estate	(564)	(537)	(27)	(298)
Deferred acquisition costs	(4,059)	—	(4,059)	(967)
(Increase) decrease in restricted cash	(1,203)	(545)	(658)	1,073

Net cash used in investing activities	(5,826)	(1,082)	(4,744)	(192)

Financing activities
Proceeds from issuance of equity securities	6,350	6,350	—	—
Cash held by properties upon Effective Date	8,005	8,005	—	—
Repayment of mortgage notes payable	(14)	(14)	—	—
Deferred financing costs	(752)	(752)	—	—
Equity contributions	4,167	—	4,167	1,129
Equity distributions	(1,425)	—	(1,425)	—

Net cash provided by financing activities	16,331	13,589	2,742	1,129

Increase (decrease) in cash and cash equivalents	11,568	12,632	(1,064)	657
Balance at beginning of period	2,619	1,555	2,619	4,548

Balance at end of period	$14,187	$14,187	$1,555	$5,205

Supplemental cash flow information
Interest paid	$2,217	$252	$1,965	$1,769

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Assets, net, acquired on the Effective Date		$484,325

Liabilities, net, assumed on the Effective Date		$325,985

(3)	Amounts represent that of Waterfront Partners OP, LLC for the three month period ended March 31, 2007 and for the period from January 1, 2008 to March 19, 2008. See Explanatory Note on page ii of this Quarterly Report on Form 10-Q for further information.
See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
1. Organization and Ownership
          Pacific Office Properties
          The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc. (the “Company”). Through our controlling interest in Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”), of which we are the sole general partner and hold an 18.25% common ownership interest, and the subsidiaries of our Operating Partnership, we own, manage, lease and acquire commercial real estate office properties located in Southern California, Honolulu and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”), for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler and certain related parties of The Shidler Group.
          Through our Operating Partnership, as of March 31, 2008, we own whole interests in eight office properties and a 7.5% joint venture interest in one office property, including rights to manage its day-to-day operations, comprising approximately 2.4 million square feet of rentable area in Honolulu, San Diego and Phoenix metropolitan areas (the “Contributed Properties”). Our property statistics as of March 31, 2008 are as follows:

			TOTAL
	NUMBER OF		PORTFOLIO
	PROPERTIES	BUILDINGS	SQ. FT.

Wholly-owned properties	8	11	2,257,767
Consolidated joint venture	1	3	138,277

Total	9	14	2,396,044

          Transactions
          On March 19, 2008 (the “Effective Date”), the transactions (the “Transactions”) contemplated by that certain Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”), between Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), were consummated whereby substantially all of the assets and certain liabilities of AZL and substantially all of the commercial real estate assets and related liabilities of Venture were contributed into a newly formed umbrella partnership, the Operating Partnership, in which the Company and Venture became the sole general partner and limited partner in the Operating Partnership, respectively, with corresponding 18.25% and 81.75% common ownership interests in the Operating Partnership. The commercial real estate assets of Venture contributed to the Operating Partnership consisted of its ownership interests in the Contributed Properties. The agreed upon gross asset value of the Contributed Properties, including related intangible assets, pursuant to the Master Agreement, was $562.95 million. The aggregate net asset value of the Contributed Properties, including related intangible assets, was $151.51 million on the Effective Date. In exchange for its contribution to the Operating Partnership, Venture received 13,576,165 common limited partner unit interests (“Common Units”) and 4,545,300 convertible preferred limited partner unit interests (“Preferred Units”) in our Operating Partnership with a total combined value upon the Effective Date equal to the net asset value, following all required prorations and adjustments, of the Contributed Properties. The assets of AZL contributed into the Operating Partnership primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. The aggregate net asset value of substantially all of the assets and certain liabilities of AZL, excluding the proceeds received from the issuances of our common stock on the Effective Date, as described below, was $3.03 million on the Effective Date.

          The Common Units comprised 28.99% of the total estimated fair value of the units issued in the Transactions and were valued at $2.79 per share, which was the average closing price per share of the Class A common stock of AZL during the ninety (90) days preceding October 3, 2006 minus the special dividend of $1.00 per share which was paid to AZL stockholders of record on January 26, 2007. The Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than two years after the Effective Date.
          The Preferred Units comprised 71.01% of the total estimated fair value of the units issued in the Transactions. The Preferred Units have a liquidation preference of $25.00 per unit. The Preferred Units are initially convertible into 7.1717 Common Units, but no earlier than two years after the Effective Date, and until an underwritten public offering (of at least $75 million) by us of our common stock is consummated. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from a Preferred Unit to Common Units. The Preferred Units will have fixed rights to annual distributions and priority over Common Units and also the common stock in the event of a liquidation of the Operating Partnership.
          Common Units and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. However, the initial holders of these units will have the contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock (as defined herein) as directed by them. As part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock for an amount of $100 in cash (the “Proportionate Voting Preferred Stock”). The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation. The Proportionate Voting Preferred Stock entitles the Advisor to vote on all matters for which the common stockholders are entitled to vote. The number of votes that the Advisor is entitled to cast, at the direction of the Operating Partnership unit holders, equals the total number of common shares issuable upon exchange of the Common Units and Preferred Units issued in connection with the Transactions. This number will decrease to the extent that these Operating Partnership units are exchanged for shares of common stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.
          As of March 31, 2008, Venture owns 46,173,693 shares of our common stock assuming that all Operating Partnership units were fully exchanged on such date, notwithstanding the prohibition on exchange for at least two years after the Transactions in the case of the Common Units, and for at least three years, in the case of the Preferred Units. Further, as a result of the Transactions, assuming the immediate exchange of all the Operating Partnership units, Venture and its related parties control approximately 95.87% of the total voting power and economic interest in our Company and our stockholders immediately prior to the Effective Date have control of approximately 3.76% of the total voting power and economic interest in our Company.
          As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain members of Venture in the aggregate principal amount of $16.695 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to an Operating Partnership right of accrual. The promissory notes mature March 19, 2013, subject to the Operating Partnership’s option to extend maturity for one additional year, and subject to acceleration upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.
          As part of the Transactions, we issued one million shares of our common stock to related party designees of Venture for $5.00 per share in cash, or $5 million in aggregate. Further, we issued 180,000 shares of our common stock to an un-related third party designee of Venture for $7.50 per share in cash, or $1.35 million in aggregate. Additionally, we granted options to related party designees of Venture to purchase up to 500,000 additional shares of our common stock for up to $3.75 million in the aggregate. These options expire June 19, 2008. We contributed the proceeds received from these common stock issuances, along with substantially all of our assets and certain liabilities, to the Operating Partnership on the Effective Date.

          Since the Effective Date substantially all of our operations have been carried out through the Operating Partnership and its subsidiaries. The Operating Partnership consolidates the ownership and operations of the Contributed Properties for financial accounting purposes.
          In accordance with the partnership agreement of the Operating Partnership (the “Partnership Agreement”), we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners.  As the sole general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient dividends to avoid any federal income or excise tax at the company level.
          As a part of the Transactions, we reincorporated as a Maryland corporation, by merging with a newly-formed wholly-owned subsidiary (the “Reincorporation”). As a result of the Reincorporation, we became governed by a new Charter and Bylaws, each of which have provisions materially different from those provisions of AZL’s Charter and Bylaws.
          Advisor
          We are externally advised by the Advisor, an entity owned and controlled by Mr. Shidler and certain related parties of The Shidler Group. Pursuant to that certain Advisory Agreement by and among us, the Operating Partnership and the Advisor, dated as of March 19, 2008 (the “Advisory Agreement”), the Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs. The Advisor is entitled to an annual base management fee of $1.5 million per year and a supplemental management fee, in the event that the aggregate gross asset value, excluding depreciation, of our real property exceeds $1.5 billion. The supplemental management fee is an annual amount equal to one tenth of one percent (0.1%) of the amount by which our aggregate gross asset value exceeds $1.5 billion. The foregoing base management fee and supplemental management fees are subject to reduction based upon the amounts of certain direct costs that we bear. Additionally, the Advisor and its affiliates are entitled to receive real property transaction management fees and property management fees, respectively, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located, for performing real property transaction management services for us. Pursuant to the Advisory Agreement, the Advisor shall bear the cost for any expenses incurred by the Advisor in the course of performing its advisory services for the Company.
          Waterfront
          Waterfront Plaza is a seven-structure office complex (the “Waterfront Property”) located in Honolulu and is owned by five separate limited liability companies as tenants in common (the “Waterfront TICs”). Each of the Waterfront TICs is owned in turn by a separate limited liability company: WFP Mezzanine A, LLC; WFP Mezzanine B, LLC; WFP Mezzanine C, LLC; WFP Mezzanine D, LLC; and WFP Mezzanine E, LLC (collectively, the “WFP Mezzanine LLCs”). All of the ownership interests in WFP Mezzanine LLCs are owned by one limited liability company, Waterfront Partners OP, LLC (“Waterfront”), which has been owned 100% since the Effective Date.
          The Waterfront Property, in addition to the remaining Contributed Properties, were contributed to the Operating Partnership by Venture pursuant to the Master Agreement.
2. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements and related disclosures included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP.
          As further described in the Explanatory Note on page ii of this Quarterly Report on Form 10-Q, Waterfront was designated as the acquiring entity in the business combination for accounting purposes. Accordingly, the historical financial information presented in this Quarterly Report on Form 10-Q for periods prior to the Effective Date represent that of Waterfront only rather than the results of AZL, the Contributed Properties or any combination thereof. Further, the historical information presented in this Quarterly Report on Form 10-Q for the period as of, and subsequent to, the Effective Date represent that of the Company. Explanatory notations have been made where appropriate in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.
          The interim financial information of the Company for the period from March 20, 2008 to March 31, 2008 and the financial information of Waterfront for the three month period ending March 31, 2007 and the period from January 1, 2008 to March 19, 2008 have not been audited by an independent registered public accounting firm. Further, the interim results of operations for the aforementioned periods are not necessarily indicative of the results of operations that might be expected for a given fiscal year. The balance sheet data of Waterfront as of December 31, 2007 has been derived from its audited financial statements but does not include all disclosures required by GAAP.
          The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 of AZL filed with the SEC on March 12, 2008 and the Explanatory Note on page ii of this Quarterly Report on Form 10-Q.
          Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.
Principles of Consolidation
          The accompanying consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries or partially-owned subsidiaries that we control based on the terms of their respective operating agreements. The ownership interest of partially-owned subsidiaries that we control and consolidate in our financial statements is included in “Minority Interest – Other Partnerships” on our consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.
          In accounting for partially-owned subsidiaries, we follow the Emerging Issues Task Force (“EITF”) Issue No. 04-5, or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.
          We consolidate our 7.5% investment in Seville Plaza pursuant to EITF Issue No. 04-5.

Income Taxes
          We are taxed as a REIT under Section 856(c) of the Internal Revenue Code.  As a REIT, we generally are not subject to federal income tax.  To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We may also be subject to certain state, local and franchise taxes.  Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income.

          Pursuant to amendments to the Internal Revenue Code that became effective January 1, 2001, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of March 31, 2008, none of our subsidiaries are considered a TRS.
Earnings per Share
          Pacific Office Properties Trust, Inc.
          We present both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.
          Waterfront
          We computed EPS for the periods prior to the Transactions by increasing the historical net loss of Waterfront by the 2% cumulative dividend payable on the Preferred Units received by the former owners of Waterfront and dividing that total by the weighted average number of Common Units received by the former owners of Waterfront. We did not include the dilution impact of the Preferred Units as the impact of such units would have been anti-dilutive.
Real Estate Properties
          Acquisitions
          In accordance with SFAS No. 141, Business Combinations, acquisitions are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.
          Estimates of future cash flows and other valuation techniques are used to allocate the acquisition cost of acquired properties among land, buildings and improvements, and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases, and acquired above- and below-market ground leases.
          The fair values of real estate assets acquired are determined on an “as-if-vacant” basis. The “as-if-vacant” fair value is allocated to land, and where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.
          Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts are reflected in “Intangible assets, net” in the combined balance sheets and amortized as a decrease to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are reflected as “Below market lease value” liabilities in the combined balance sheets and are amortized as an increase in rental revenue over the remaining terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.
          The aggregate value of other acquired intangible assets consists of acquired in-place leases. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place lease (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with any other inducements to secure a tenant lease. The value assigned to acquired in-place leases is amortized over the lives of the related leases.
          Depreciation
          Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 18 to 46 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (i) the tenant’s remaining lease term or (ii) the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years. Acquired ground leases are depreciated over the remaining life of the related leases as of the date of assumption of the lease.
Revenue Recognition
          Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”), as amended. SAB 104 requires that four basic criteria be met before revenue can be recognized: (a) persuasive evidence of an arrangement exists; (b) the delivery has occurred or services rendered; (c) the amount is fixed and determinable; and (d) collectability is reasonably assured.
          All tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, rental income is recognized on a straight-line basis over the terms of the related leases. Straight line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in rents and other receivables, net on the accompanying consolidated balance sheets. Where we have determined that collectability is reasonably assured, reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.
          Rental revenue from parking operations and month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.
          Lease termination fees, which are included in other operating income in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.
          We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, gain recognition is deferred and the continued operations of the property are accounted for by applying the finance, installment or cost recovery method.
          Interest and other revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Cash and Cash Equivalents
          We consider all short-term cash investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash and short-term investments are excluded from cash and cash equivalents for the purpose of preparing our consolidated statements of cash flows.
          We maintain cash balances in various financial institutions. At times, the amounts of cash held in financial institutions may exceed the maximum amount insured by the Federal Deposit Insurance Corporation. We do not believe that we are exposed to any significant credit risk on our cash and cash equivalents.
Restricted Cash
          Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.
Impairment
          As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we assess the potential for impairment of our long-lived assets, including real estate properties and intangibles, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no indications of impairment were identified for the periods presented in the accompanying consolidated statements of operations.
Repairs, Maintenance and Major Improvements
          The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Various lenders have required us to maintain reserve accounts for the funding of future repairs and capital expenditures, and the balances of these accounts are classified as restricted cash on the accompanying consolidated balance sheets.
Tenant Receivables
          Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for uncollectible accounts. An allowance for uncollectible accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in rents and other receivables, net, in the accompanying consolidated balance sheets.
Deferred Financing Costs
          Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the interest method. Deferred financing costs are included in other assets in the accompanying consolidated balance sheets. Amortization of deferred financing costs is included in interest in the accompanying consolidated statements of operations.
Fair Value of Financial Instruments
          We follow SFAS No. 107, Disclosures about the Fair Value of Financial Instruments, which requires the disclosure of the fair value of financial instruments for which it is practicable to estimate the value. We consider the carrying amount of cash and cash equivalents, restricted cash, rents and other receivables and accounts payable and other liabilities to approximate fair value due to the short maturity of these instruments. We have estimated the fair value of our mortgage and other secured loans utilizing present value techniques.
Use of Estimates in Financial Statements
          The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions are used by us in determining the useful lives of real estate properties and the initial valuations and underlying allocations of purchase price in connection with real estate property acquisitions. Actual results may differ from those estimates.
Recent Accounting Pronouncements
FIN 48
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109. FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. Our adoption of FIN 48 did not have a material impact on our consolidated results of operations, financial position or cash flow.
SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. Our adoption of SFAS No. 157 for the valuation of financial assets and liabilities in 2008 did not have a material impact on our consolidated results of operations, financial position or cash flow.
     For non-financial assets and liabilities that are not recognized at fair value on a recurring basis, we will be required to adopt SFAS No. 157 in 2009. We are currently evaluating the impact that this statement will have on our consolidated financial statements for non-financial assets and liabilities.
SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We have not elected the fair value option for any of our existing financial instruments as of March 20, 2008 and March 31, 2008 and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future. Accordingly, our adoption of SFAS No. 159 did not have a material impact on our consolidated results of operations, financial position or cash flow.

SFAS No. 141R
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired business. SFAS No. 141R also expands required disclosure to improve the ability of financial statement users to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009. We expect to adopt SFAS No. 141R on January 1, 2009. We believe that such adoption could materially impact our future consolidated financial results to the extent that we acquire significant amounts of real estate or real estate related businesses, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets or real estate related businesses acquired.
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements— An Amendment to ARB No. 51. SFAS 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We expect to adopt SFAS No. 160 on January 1, 2009 and are currently evaluating the impact that such future adoption will have on our consolidated results of operations and financial position.
3. Investments in Real Estate and Pro Forma Financial Information
          Our net investments in real estate at March 31, 2008, and that of Waterfront at December 31, 2007, are summarized as follows (in thousands):

		WATERFRONT
	MARCH 31,	DECEMBER 31
	2008	2007

Land and land improvements	$83,438	$452
Building and building improvements	317,495	60,910
Tenant improvements	25,169	5,808
Furniture, fixtures and equipment	729	729
Construction in progress	4,912	474

Investments in real estate	431,743	68,373
Less: accumulated depreciation	(11,180)	(8,786)

Net investments in real estate	$420,563	$59,587

Acquisitions
               In accordance with SFAS No. 141, Business Combinations, the entity with the largest equity balance, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes, and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture and substantially all of the assets and certain liabilities of AZL were deemed to be businesses to be acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. In accordance with EITF No. 90-5; Exchanges of Ownership Interests between Entities under Common Control, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.
          In accordance with EITF No. 99-12; “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the price of the common stock of AZL was determined to be $5.10 per share at the Effective Date. The fair value of a Preferred Unit at the Effective Date was estimated to be $37.31 after taking into account the AZL common stock price of $5.10, determined under EITF No. 99-12, and various other factors that determine the value of a convertible security.
          The following unaudited supplemental pro forma operating data is presented for the period from January 1, 2007 through March 31, 2007 and for the period from January 1, 2008 through March 19, 2008, as if the Transactions had occurred at the beginning of each period presented. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the Transactions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	For the period	For the period
	from January 1,	from January 1,
	2008 through	2007 through
	March 19, 2008	March 31, 2007
	(unaudited)
Pro forma revenue	$(4,387)	$(4,998)

Pro forma net loss available to common stockholders — basic and diluted	$(4,703)	$(4,946)

Pro forma net loss available to common stockholders per share — basic and diluted	$(1.35)	$(1.42)

4. Intangible Assets and Liabilities
          Our identifiable intangible assets and liabilities at March 31, 2008, and that of Waterfront at December 31, 2007, are summarized as follows (in thousands):

		WATERFRONT
	MARCH 31,	DECEMBER 31,
	2008	2007

Acquired leasing commissions
Gross amount	$9,266	$3,109
Accumulated amortization	(2,187)	(1,688)

Net balance	7,079	1,421

Acquired leases in place
Gross amount	19,887	4,165
Accumulated amortization	(3,331)	(2,080)

Net balance	16,556	2,085

Acquired legal and marketing costs
Gross amount	1,573	230
Accumulated amortization	(301)	(200)

Net balance	1,272	30

Acquired tenant relationship costs
Gross amount	20,953	—
Accumulated amortization	(677)	—

Net balance	20,276	—

Acquired other intangibles
Gross amount	6,588	2,692
Accumulated amortization	(238)	(219)

Net balance	6,350	2,473

Intangible assets, net	$51,533	$6,009

Acquired below market leases
Gross amount	$14,652	$447
Accumulated amortization	(588)	(340)

Acquired below market leases, net	$14,064	$107

          We recognized amortization of acquired below market leases, net of acquired above market leases, of $0.108 million for the period from March 20, 2008 to March 31, 2008. Waterfront recognized amortization of acquired below market leases, net of acquired above market leases, of $0.048 million and $0.047 million for the three month period ended March 31, 2007 and for the period from January 1, 2008 to March 19, 2008, respectively. The amortization of acquired above and below market leases is included in rental revenue in the accompanying consolidated statements of operations.
          We recognized amortization of acquired in-place leases of $0.223 million for the period from March 20, 2008 to March 31, 2008. Waterfront recognized amortization of acquired in-place leases of $0.201 million and $0.133 million for the three month period ended March 31, 2007 and for the period from January 1, 2008 to March 19, 2008, respectively. The amortization of acquired in-place leases is included in depreciation and amortization in the accompanying consolidated statements of operations.
          We recognized amortization of acquired leasing commissions of $0.071 million for the period from March 20, 2008 to March 31, 2008. Waterfront recognized amortization of leasing commissions of $0.134 million and $0.099 million for the three month period ended March 31, 2007 and for the period from January 1, 2008 to March 19, 2008, respectively. The amortization of leasing commissions is included in depreciation and amortization in the accompanying consolidated statements of operations.

          We recognized amortization of legal/marketing costs of $0.018 million for the period from March 20, 2008 to March 31, 2008. Waterfront recognized amortization of legal/marketing costs of $0.013 million and $0.005 million for the three month period ended March 31, 2007 and for the period from January 1, 2008 to March 19, 2008, respectively. The amortization of legal and marketing costs is included in depreciation and amortization in the accompanying consolidated statements of operations.
          We recognized amortization of acquired tenant relationship costs of $0.87 million for the period from March 20, 2008 to March 31, 2008. Waterfront recognized no amortization for the period ended March 31, 2007 and for the period from January 1, 2008 to March 19, 2008. The amortization of tenant relationship costs is included in depreciation and amortization in the accompanying consolidated statements of operations.
          We recognized amortization of other intangible assets of $0.005 million for the period from March 20, 2008 to March 31, 2008. Waterfront recognized amortization of other intangible assets of $0.016 million and $0.014 million for the period ended March 31, 2007 and for the period from January 1, 2008 to March 19, 2008, respectively. The amortization of other intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
5. Mortgage Notes Payable
          As of March 31, 2007, our indebtedness was comprised of mortgages secured by the Contributed Properties. A summary of our indebtedness at March 31, 2008 is as follows (in thousands):

	OUTSTANDING AS OF MARCH 31, 2008
	TOTAL	PREMIUM	FAIR MARKET	INTEREST RATE AT	MATURITY
PROPERTY	MORTGAGE	(DISCOUNT)	VALUE	MARCH 31, 2008	DATE	AMORTIZATION

Clifford Center	$3,898	$—	$3,898	7.5000%	08/15/08	183 months
Davies Pacific Center	95,000	(1,161)	93,839	5.8600%	11/11/16	Interest Only
First Insurance Center	38,000	(725)	37,275	5.7350%	01/01/16	Interest Only
First Insurance Center	14,000	(270)	13,730	5.3950%	01/06/16	Interest Only
Pacific Business News Building	11,899	99	11,998	6.9800%	04/06/10	360 months
Pan Am Building	60,000	(46)	59,954	6.1700%	08/11/16	Interest Only
Waterfront Plaza	111,000	—	111,000	6.3735%	09/11/16	Interest Only
Seville Plaza	21,650	—	21,650	6.0493%	01/01/11	Interest Only
Seville Plaza	3,000	—	3,000	9.1940%	01/01/11	Interest Only
City Square	27,500	(322)	27,178	5.5772%	09/01/10	Interest Only
City Square (1)	26,612	—	26,612	LIBOR + 2.35%	09/01/10	Interest Only
Sorrento Technology Center	11,800	(226)	11,574	5.7500%	01/11/16	Interest Only

Total	$424,359	$(2,651)	$421,708

(1)	30 Day LIBOR is capped at 5% until September 2008.
          The lenders’ recourse for notes payable, with the exception of Clifford Center, is the secured property and, in some instances, cash reserve accounts.
          The scheduled maturities for our mortgages and notes payable for the periods succeeding March 31, 2008 are as follows (in thousands):

AS OF
MARCH 31, 2008

2008	$3,999
2009	145
2010	65,765
2011	24,650
2012	—
Thereafter	329,800

$424,359

          Outstanding indebtedness for Waterfront at December 31, 2007 was $111 million.
6. Unsecured Notes Payable
          As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain affiliates of Venture and Mr. Shidler in the aggregate principal amount of $16.695 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to an Operating Partnership right of accrual. The promissory notes mature March 19, 2013, but the Operating Partnership may elect to extend maturity for one additional year, and maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.
7. Derivative Instruments
          On August 18, 2005, we purchased an interest rate cap agreement from a financial institution on $28.5 million of our debt. The agreement caps interest paid at 5% until September 1, 2008. The difference between the book value and the fair market value of the interest rate cap agreement at March 31, 2008 was not significant. The cost of our interest rate cap is included in other assets and is amortized as interest expense over the life of the agreement.
8. Commitments and Contingencies
Minimum Future Ground Rents
          We have ground lease agreements for both our Clifford Center and Waterfront properties. The following table indicates our future minimum ground lease payments for the periods succeeding March 31, 2008 (in thousands):

AS OF
MARCH 31, 2008

For the year ending:
2008	$1,394
2009	2,306
2010	2,430
2011	2,440
2012	2,451
Thereafter	220,740

$231,761

          The Clifford Center property ground lease expires May 31, 2035. The annual rental obligation is a combination of a base rent amount plus 3% of base rental income. On June 1, 2016 and 2026, the annual rental obligation will reset to an amount equal to 6% of the fair market value of the land. However, the ground rent cannot be less than the rent for the prior period. For the period prior to June 1, 2016, we have only included the base rent component in the minimum future payments. For the periods succeeding May 31, 2016, we estimated the annual minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period.
          The Waterfront Property ground lease expires December 31, 2060. The annual rental obligation resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to 8.0% of the fair market value of the land. However, the ground lease rent cannot be less than the rent for the prior period. For the periods succeeding December 31, 2035, we have estimated the minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period.
Contingencies
          We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance, subject to deductibles and other customary limitations on recoveries. We believe that the ultimate settlement of these actions will not have a material adverse effect on our consolidated financial position and results of operations or cash flows.
Concentration of Credit Risk
          Our operating properties are located in Honolulu, San Diego, and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the markets in which the tenants operate.
          Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable, and interest rate contracts. We maintain our cash and cash equivalents and restricted cash on deposit with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the maximum amount; and, to date, we have not experienced any losses on our invested cash. Restricted cash held by lenders is held by those lenders in accounts maintained at major financial institutions. We perform ongoing credit evaluations of our tenants for potential credit losses.
Conditional Asset Retirement Obligations
          We follow FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. No major renovation or demolition of any of our properties is contemplated at the present time. As of March 31, 2008 and December 31, 2007, the obligations to remove the asbestos from these properties have indeterminable settlement dates and, therefore, we are unable to reasonably estimate the fair value of the conditional asset retirement obligation.
          Clifford Center Ground Lease
          We are subject to a surrender clause under the Clifford Center property ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land if we have not complied with certain other provisions of the ground lease. These provisions require us to: (1) only make significant improvements or alterations to the building under the supervision of a licensed architect and/or structural engineer with lessor’s written approval; (2) comply with the Americans with Disabilities Act of 1990;

and (3) comply with all federal, state, and local laws regarding the handling and use of hazardous materials. The requirement to remove the improvements is contingent, first, on our failure to comply with the terms of the lease and, second, upon the cost of compliance with the lease exceeding the estimated value of the improvements. It has been determined that we are in substantial compliance with the Americans with Disabilities Act of 1990, all work is supervised by licensed professionals, and we are not aware of any violations of laws regarding the handling or use of hazardous materials at the Clifford Center property. If we fail to satisfy any of these requirements in the future, the obligation is still subject to the lessor’s decision to require the improvements to be removed. As a result, we believe that it is improbable that there will ever be an obligation to retire the Clifford Center improvements pursuant to this provision.
          Waterfront Ground Lease
          We are subject to a surrender clause under the Waterfront Property ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires. At the current time, our estimate of the highest and best use for the land is for its current use as improved with commercial office buildings. As a result, we believe that it is improbable that the ground lessor will require us to remove the existing improvements.
          Restaurant Row Theatre Venture Lease Termination
          We entered into a Termination of Lease Agreement on October 29, 2007 with a tenant that has been leasing 21,541 square feet at the Waterfront Property under a long term lease since 1993, at rates that we believe are currently below market rates. The Termination of Lease Agreement provides us with the option to terminate the lease within one year of the agreement date with 70 days advance written notice to the tenant and, when terminated, to pay a lease termination fee to the tenant in the amount of $2.45 million. A deposit of $0.245 million has been placed in escrow. The remaining balance due at termination of $2.205 million has been included in accounts payable and other liabilities on the accompanying consolidated balance sheets at December 31, 2007 and March 31, 2008.
Purchase Commitments
          We are required by certain leases and loan agreements to complete tenant and building improvements. As of March 31, 2008, this amount is projected to be $6.739 million. The related amount attributable to Waterfront at December 31, 2007 is $1.094 million.
Tax Protection Arrangements
          The Contributed Properties are subject to certain sale restrictions for ten years after the Effective Date. A sale of a Contributed Property which would not provide continued tax deferral to Venture requires us to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Internal Revenue Code by any of the equity interest holders of the recipient of the Operating Partnership units.
9. Description of Equity Securities and Calculation of Minority Interests and Earnings Per Share
          The partnership interests of our Operating Partnership are divided into three classes: (i) the general partnership interest; (ii) the limited partnership interest or Common Units; and (iii) the Preferred Units. The general partnership interest may be expressed as a number of Common Units, Preferred Units or any other Operating Partnership unit. The general partnership interest is denominated as a number of Common Units equal to the number shares of common stock outstanding as of the Effective Date.
          The Preferred Units are convertible into 7.1717 Common Units, but no earlier than March 19, 2010, and until an underwritten public offering (of at least $75 million) by us of our common stock is consummated. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from a Preferred

Unit to Common Units. The Preferred Units have fixed rights to annual distributions of 2% and priority over Common Units and also the common stock in the event of a liquidation of the Operating Partnership. The Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than March 19, 2010.
          Common Units and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. However, the initial holders of these units will have the contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by them. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation. The Proportionate Voting Preferred Stock entitles the Advisor to vote on all matters for which the common stockholders are entitled to vote. The number of votes that the Advisor is entitled to cast at the direction of the Operating Partnership unit holders equals the total number of common shares issuable upon exchange of the Common Units and Preferred Units issued in connection with the Transactions. This number will decrease to the extent that these Operating Partnership units are exchanged for shares of common stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.
          Our common stock and Class B common stock are identical in all respects, except that in the event of liquidation the Class B common stock will not be entitled to any portion of our assets, which will be allocated and distributed to the holders of the common stock. Shares of our common stock and Class B common stock vote together as a single class and each share is entitled to one vote on each matter to be voted upon by our stockholders. Dividends on the common stock and Class B common stock are payable at the discretion of our Board of Directors.
          Minority interests include the interests in our Operating Partnership that are not owned by us, which amounted to 81.75% of the Common Units and all of the Preferred Units outstanding as of March 31, 2008. During the period from March 20, 2008 to March 31, 2008, no Operating Partnership units were redeemed.  As of March 31, 2008, 46,173,693 shares of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.
          We present both basic and diluted earnings per share.  EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  Net income or loss in our Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their ownership percentages in our Operating Partnership of 18.25% and 81.75%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in our Operating Partnership.
          We computed EPS for the periods prior to the Transactions by increasing the historical net loss of Waterfront by the 2% cumulative dividend payable on the Preferred Units received by the former owners of Waterfront and dividing that total by the weighted average number of Common Units received by the former owners of Waterfront. We did not include the dilution impact of the Preferred Units as the impact of such units would have been anti-dilutive.
          The effect of dilutive securities was not included in the diluted earnings per share calculation as their effect is antidilutive.
          Outstanding Preferred Units of the Operating Partnership are convertible into Common Units, but no earlier than two years after the Effective Date and until an underwritten public equity offering of our common stock in an amount equal to or greater than $75 million is consummated, which is a contingent event. These Common Units will become exchangeable for shares of our Common Stock one year after such conversion. Preferred Units outstanding at March 31, 2008 represent 32,597,528 common share equivalents, on an as-if converted basis. The probability that this contingency will be satisfied is currently not determinable. Accordingly, the Preferred Units, on an as-if converted basis, have not been included in our calculation of diluted earnings per share, including our calculation of the weighted average number of common and common equivalent shares outstanding.
10. Share-Based Payments
          Upon the Effective Date and in connection with the Transactions, certain employees and officers of the Advisor and the Company were granted fully vested indirect ownership interests in our Operating Partnership with an estimated fair value upon the Effective Date of $16.194 million. Accordingly, the Company recognized a one-time non-cash compensation charge in the amount of $16.194 million for the period from March 19, 2008 to March 31, 2008. This amount has been included in general and administrative expenses in the accompanying consolidated statements of operations.
11. Related Party Transactions
          We are externally advised by the Advisor and certain related parties of The Shidler Group. Pursuant to the Advisory Agreement among us and the Advisor, dated as of the Effective Date, the Advisor is entitled to an annual base management fee of $1.5 million per year and a supplemental management fee, in the event that the aggregate gross asset value, excluding depreciation, of our real property exceeds $1.5 billion. The supplemental management fee is an annual amount equal to one tenth of one percent (0.1%) of the amount by which our aggregate gross asset value exceeds $1.5 billion. The foregoing base management fee and supplemental management fees are subject to reduction based upon the amounts of certain direct costs that we bear. Additionally, the Advisor is entitled to receive real property transaction management fees, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located, for performing real property transaction management services for us. Affiliates of the Advisor are also entitled to receive property management fees for property management services for all of our properties based on the prevailing market rates for similar services provided on an arms-length basis. During the period from March 20, 2008 to March 31, 2008, we incurred $0.024 million, net, in base management fees attributable to our Advisor which have been included in general and administrative expenses in the accompanying consolidated statements of operations. Included in accounts payable and other liabilities in the accompanying consolidated balance sheet at March 31, 2008 is $0.024 million, net, in base management fees payable to our Advisor. No other amounts were incurred under the Advisory Agreement during the period from March 20, 2008 to March 31, 2008.
          We, and Waterfront, paid amounts to affiliated entities for services provided relating to leasing, property management, and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

		WATERFRONT
	FOR THE	FOR THE	FOR THE
	PERIOD FROM	PERIOD FROM	PERIOD FROM
	MARCH 20, 2008	JANUARY 1, 2008	JANUARY 1, 2007
	THROUGH	THROUGH	THROUGH
	MARCH 31,	MARCH 19,	MARCH 31,
	2008	2008	2007

Property Management Fees	$145	$163	$132
Leasing Commissions	124	—	6
Professional Fees	1	3	1

Total	$270	$166	$139

          Leasing commissions are capitalized as deferred leasing costs and included in intangible assets, net in the accompanying consolidated balance sheets. These costs are amortized over the life of the related lease.

          Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.0% to 4.0%), plus the payroll costs of on-site employees and are included in rental property operating expenses in the accompanying consolidated statements of operations.
          Property acquisition fees are capitalized and included as investments in real estate in the accompanying consolidated balance sheets.
          Property financing fees are capitalized and included as other assets in the accompanying consolidated balance sheets. These costs are amortized over the term of the related loan.
          We lease commercial office space to affiliated entities. The annual rents from these leases totaled $0.019 million for the period from March 20, 2008 to March 31, 2008.
12. Subsequent Events
          On April 30, 2008, we consummated the acquisition by the Operating Partnership of a 32.167% ownership interest in a joint venture of a portfolio of three commercial office buildings totaling approximately 54,000 of rentable square feet located in San Diego, California from an affiliate of The Shidler Group. We acquired the ownership interest pursuant to an option granted to us as part of the Transactions to assume the rights and obligations of an affiliate of The Shidler Group under a previously executed purchase and sale agreement. The acquisition price for the ownership interest was $2.6 million. Our purchase price was funded by issuing approximately 396,500 Common Units. The Common Units were valued at $6.5589 per unit, based on the average closing price of our common stock for the trading days occurring within the 20 day period preceding the closing date of the transaction. Additionally, on April 30, 2008, we consummated the acquisition by the Operating Partnership of a 17.5% ownership interest in a joint venture consisting of the Black Canyon Corporate Center commercial office building totaling 220,205 of rentable square feet located in the metropolitan Phoenix area. We acquired from affiliates of Venture and Mr. Shidler, the ownership interest pursuant to the option granted to us as part of the Transactions. The acquisition price for the Black Canyon Corporate Center was $1.03 million, payable in the form of a subordinated note issued by the Operating Partnership.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
          The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q. The following discussion of the Company’s financial information was significantly affected by the consummation of the Transactions. It was determined for purposes of the Transactions that the commercial real estate assets contributed by Venture were not under common control. Therefore, in accordance with SFAS No. 141, the entity with the largest equity balance in the UPREIT following the Transactions, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, the historical financial information presented in this Quarterly Report on Form 10-Q for periods prior to March 20, 2008 represent that of Waterfront. Further, the historical information presented in this Quarterly Report on Form 10-Q for the period beginning March 20, 2008, represent that of the Company.
Note Regarding Forward-Looking Statements
          Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Exchange Act, which include information relating to future events, future financial performance, strategies, expectations, risks and uncertainties. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements regarding strategic transactions such as mergers or acquisitions or a possible dissolution of the Company; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “believe,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” and similar expressions, as well as statements in future tense, identify forward-looking statements.
          Certain matters discussed in this Quarterly Report on Form 10-Q regarding the acquisition of certain option properties are forward-looking statements. The risks and uncertainties inherent in such statements may cause actual future events or results to differ materially and adversely from those described in the forward-looking statements. Specifically, there can be no assurance that we will complete the acquisitions of the option properties on favorable terms or at all.
          We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” below. You should bear this in mind as you consider forward-looking statements.
          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Forms 10-Q and 8-K reports to the Securities and Exchange Commission.
Overview
          The Company is a Maryland corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. We are primarily focused on owning and operating high-quality office properties in the western United States, concentrating initially on the four high-growth markets of Honolulu, San Diego, Los Angeles, and Phoenix.
          Through the Operating Partnership we own whole interests in eight fee simple and leasehold properties, and a 7.5% joint venture interest in one property including the rights to manage its day-to-day operations (the

“Property Portfolio”). The Property Portfolio is approximately 2.4 million rentable square feet. We are advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, pursuant to an advisory agreement dated as of March 19, 2008 (the “Advisory Agreement”).
          Our property statistics as of March 31, 2008 are as follows:

		RENTABLE	PERCENTAGE
PROPERTY	MARKET	SQ. FT.	OWNERSHIP

Waterfront Plaza	Honolulu	523,691	100.0%
500 Ala Moana Boulevard

Davies Pacific Center	Honolulu	355,792	100.0%
841 Bishop Street

Pan Am Building	Honolulu	211,097	100.0%
1600 Kapiolani Boulevard

First Insurance Center	Honolulu	201,850	100.0%
1100 Ward Avenue

Pacific Business News Building	Honolulu	89,994	100.0%
1833 Kalakaua Avenue

Clifford Center	Honolulu	73,680	100.0%
810 Richards Street

City Square	Phoenix	738,300	100.0%
3800 North Central Avenue 3838 North Central Avenue 4000 North Central Avenue

Sorrento Technology Center	San Diego	63,363	100.0%
10140 Barnes Canyon Road 10180 Barnes Canyon Road

Seville Plaza	San Diego	138,277	7.5%
5469 Kearny Villa Road 5471 Kearny Villa Road 5473 Kearny Villa Road
          Our corporate strategy is to continue to own and develop high-quality office buildings concentrated in our target markets.  Our leasing strategy focuses on executing long-term leases with creditworthy tenants.  The success of our leasing and development strategy is dependent upon the general economic conditions of our target markets.  Historically, the Property Portfolio has been leased to tenants on both a full service gross and net lease basis. A full service gross lease has a base year expense stop, whereby the tenant pays a stated amount of expenses as part of the rent payment, while future increases (above the base year stop) in property operating expenses are billed to the tenant based on the tenant’s proportionate square footage in the property. The increased property operating expenses billed are reflected in operating expense and amounts recovered from tenants are reflected as tenant recoveries in the statements of income. In a net lease, the tenant is responsible for all property taxes, insurance, and operating expenses. As such, the base rent payment does not include operating expenses, but rather all such expenses are billed to the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. We expect to emphasize net leases in the future, though we expect some leases will remain gross leased in the future due to tenant expectations and market customs.
          Our office properties are typically leased to high credit tenants for terms ranging from 2 to 20 years.
          As of March 31, 2008, the Property Portfolio was 85.77% leased to 488 tenants.  Approximately 8.54% of our leased square footage expires during the remainder of 2008 and approximately 9.80% of our leased square footage expires during 2009. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking revenues.
          The Transactions Included in the Master Agreement
          On the Effective Date we consummated the Transactions included in the Master Agreement. As part of the Transactions, AZL effected a change in its state of incorporation by merging with and into its wholly-owned subsidiary through the Reincorporation. Also as part of the Transactions, the Company formed an umbrella partnership, the Operating Partnership, in which we are the sole general partner.
          On the Effective Date, and immediately following the Reincorporation, the UPREIT acquired from Venture ownership interests in the Contributed Properties, which comprise the current Property Portfolio. In consideration for the acquired property interests, the UPREIT issued to Venture 13,576,165 common units (the “Common Units”) and 4,545,300 preferred units (the “Preferred Units”), each of which will become redeemable for shares of our Common Stock no earlier than two years after the Effective Date.
          As a result of the Reincorporation, AZL’s common stock, which traded under the symbol “AZL,” ceased trading on the American Stock Exchange (“AMEX”) following the close of trading on March 19, 2008. On March 20, 2008, the Common Stock began trading on AMEX under the symbol “PCE.” For purposes of Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is the successor issuer to AZL.
          Accounting Acquirer
          The consolidated financial statements for Waterfront are presented herein because it is the entity that received the largest equity share in the combined entity and was designated as the accounting acquirer in the Transactions, as further described in the Explanatory Note on page ii of this Quarterly Report on Form 10-Q.
Market Information
     Market and industry data and other statistical information used throughout this section are based on independent industry publications, government publications and other published independent sources. Some data are also based on our good faith estimates, which are derived from our review of management’s knowledge of the industry and independent sources. Although we believe that this information is reliable, we cannot guarantee its accuracy and completeness, nor have we independently verified it. Although we are not aware of any misstatements regarding the industry data that we present in this prospectus, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Honolulu Office Market
          The Honolulu Class A office market experienced negative net absorption of 15,773 square feet or approximately .23% during the first quarter of 2008. Total market occupancy at March 31, 2008 decreased by 185,722 square feet or 2.75% from March 31, 2007. The majority of the increase in vacancy was attributable to the failure of residential sub-prime mortgage originators. Although vacancies increased over the past 12 months, total occupancy remained at 91.7%. Average asking rents increased from $20.52 to $22.44 or 9.4% for the 12 month period ended March 31, 2008. No new Class A office buildings have been built in Honolulu for more than ten years. Our Honolulu portfolio experienced negative absorption of 23,285 square feet or 1.6% for the 12 months ended March 31, 2008. This trend reversed during the first quarter of 2008 with net positive absorption of 14,191 square feet or approximately 1%. As of March 31, 2008, the Honolulu portfolio was 89.22% leased, with approximately 157,074 square feet available. During this time period we will be re-developing approximately 28,000 square feet at Waterfront Plaza from its current use as a budget movie theatre to a medical service/office, increasing our expected rental revenue attributable to that space.
Phoenix Office Market
          The Phoenix Class A office market experienced negative net absorption of 197,728 square feet or approximately .32% during the first quarter of 2008. Total market occupancy at March 31, 2008 has decreased by 3% from March 31, 2007. The majority of this increase in vacancy was attributable to the Phoenix office inventory increasing by approximately one million square feet, with 66,000 square feet occupied at delivery. Although vacancies increased over the past 12 months, total occupancy remained at 82%. Average asking rents decreased slightly year over year from first quarter 2007 from $26.28 to $26.25 per square foot. As of March 31, 2008, the Phoenix portfolio was 79% leased, with approximately 280,000 square feet available.
San Diego Office Market
          The San Diego Class A office market experienced negative net absorption of approximately 246,170 square feet or approximately .36% during the first quarter of 2008. The majority of the increase in vacancy is attributable to recent new construction and to failure of residential sub-prime mortgage originators. Although vacancies increased over the past 12 months, total occupancy remained at 87%. Average asking rents increased slightly from $2.75 to $2.77 for the 12 month period ending March 31, 2008. Following three years during which construction completions topped 1.5 million square feet annually, approximately 700,000 square feet of new office buildings were delivered by March 31, 2008. As of March 31, 2008, our San Diego portfolio was 95% leased, with approximately 10,024 square feet available for lease.
Option Properties
          As part of the Transactions, Venture and its affiliates granted us the option to acquire ownership interests in eighteen office properties, and in the case of seven of those office properties, to assume its right to acquire interests under purchase and sale agreements, that were identified upon the Effective Date. To the extent that we exercise our option to acquire any or all of these ownership interests, the acquisition of such interests are required to be made at values equal to Venture’s and its affiliates’ total net investment, including third party transactional costs, in consideration for, at our election, cash, Common Units or shares of our Common Stock valued at the 90-day trading average closing price per share of our Common Stock. We believe that we may be able to fund some of the purchase price through promissory notes issued by the Operating Partnership with terms substantially similar to the promissory notes issued to affiliates of Venture described below under “—Indebtedness—Subordinated Promissory Notes,” but there can be no assurance that this form of consideration will be agreeable to the other parties to the transactions.
          The Company has exercised its option and has acquired as of May 15, 2008 the following properties identified as of the Effective Date:

		RENTABLE
PROPERTY	MARKET	SQ. FT.

Black Canyon Corporate Center	Phoenix	220,205
16404 N. Black Canyon Highway

Torrey Hills Corporate Center	San Diego	24,066
11250 El Camino Real

Palomar Heights Plaza Building C	Carlsbad	13,863
5868 Owens Avenue

Palomar Heights Plaza Building A	Carlsbad	15,947
5860 Owens Avenue
          Of the remaining 14 properties, we have exercised our option to acquire seven as of May 15, 2008. Any exercise of our option for the remaining seven properties is subject to our discretion. The transactions for all of the properties for which our option has or may be exercised are or will be subject to customary closing conditions, and there can be no assurance that the transactions will be consummated. We expect to own each of the option properties that we acquire in partnership with a co-investor.
          The Company has not acquired as of May 15, 2008 the following properties that are subject to the option:

		RENTABLE
PROPERTY	MARKET	SQ. FT.

Palomar Heights Corporate Center 5857 Owens Avenue	San Diego	64,796

Scripps Ranch Business Park 1 9775 Business Park Avenue	San Diego	24,312

Scripps Ranch Business Park 2 10021 Willow Creek Road	San Diego	24,972

5876 Owens Avenue (Owens B) Carlsbad, CA 92008	San Diego	16,576

Kalakaua Business Center 2155 Kalakaua Avenue	Honolulu	151,842

U.S. Bank Center	Phoenix	354,972
101 N. First Avenue

U.S. Bank Center	Phoenix	15,425
21 West Van Buren Street

Carlsbad Corporate Center 1950 Camino Vida Roble	San Diego	125,000

Via Frontera Business Park 10965, 10993 Via Frontera Drive	San Diego	78,819

13550 Stowe Drive	San Diego	112,000

Savi Tech Center 22705-22745 Savi Ranch Parkway	Orange County	372,327

Yorba Linda Business Park 22343-22349 La Palma Avenue	Orange County	166,041

South Coast Executive Center 1503 South Coast Drive	Orange County	60,993

Gateway Corporate Center 1370 Valley Vista Drive	San Gabriel	85,490
Critical Accounting Policies
          This discussion and analysis of the historical financial condition and results of operations is based upon the accompanying consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. Summarized below are those accounting policies that require material subjective or complex judgments and that have the most significant impact on financial conditions and results of operations. These estimates have been evaluated on an ongoing basis, based upon information currently available and on various assumptions that management believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of the results of operations and financial conditions to those of other companies.
          Investment in Real Estate. In accordance with SFAS No. 141, Business Combinations, the entity with the largest equity balance, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes, and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture substantially all of the assets and certain liabilities of AZL were deemed to be acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. In accordance with EITF No. 90-5; Exchanges of Ownership Interests between Entities under Common Control, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.
          In accordance with EITF No. 99-12; “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the price of the common stock of AZL was determined to be $5.10 per share at the Effective Date. The fair value of a Preferred Unit at the Effective Date was estimated to be $37.31 after taking into account the AZL common stock price of $5.10, determined under EITF No. 99-12, and various other factors that determine the value of a convertible security.
          Land, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 18 to 46 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (i) the tenant’s remaining lease term or (ii) the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years. Acquired ground leases are depreciated over the remaining life of the related leases as of the date of assumption of the lease.
          Impairment of Long-Lived Assets. As required by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), management assesses the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate carrying value is reduced to fair value and impairment loss is recognized.
          Revenue Recognition. Revenue and gain is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the terms of the leases. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred. In addition, a capital asset is recorded for leasehold improvements constructed that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accounts payable, accrued expenses and tenant security deposits. The deferred revenue is amortized as additional rental revenue over the life of the related lease.
          Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.
          Lease termination fees, which are included in rental income in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and where no corresponding continuing obligation to provide services to such former tenants exists.
          Other income on the accompanying consolidated statements of operations generally include income incidental to operations and are recognized when earned.
          Monitoring of Rents and Other Receivables. An allowance is maintained for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We generally do not require collateral or other security from its tenants, other than security deposits or letters of credit. If estimates of collectability differ from the cash received, the timing and amount of reported revenue could be impacted.
          Investments in Consolidated Joint Ventures. We analyze our investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in SFAS Interpretation No. 46(R), we have determined that the joint venture in which we own a 7.5% interest, Seville Plaza, is not a variable interest entity. Further, based on the guidance set forth in EITF 96-16 and Statement of Position 78-9, we consolidate the account balances and transactions of Seville Plaza into our financial statements because we have determined that pursuant to the operating agreements of the joint venture, we are presumed to control the entity based on, among other factors, the substantive participating rights attributable to us as the managing member of the joint venture.
          Income Taxes. In the preparation of our consolidated financial statements, significant management judgment is required to estimate our current and deferred income tax liabilities, and our compliance with REIT qualification requirements. Our estimates are based on our interpretation of tax laws. These estimates may have an impact on the income tax expense recognized in our consolidated financial statements. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, and changes in tax laws. Adjustments required, if any, in a given period are included within the income tax provision in our consolidated financial statements.
Results of Operations
          The following discussion regarding the results of operations was significantly affected by the consummation of the Transactions. Accordingly, the historical financial information presented below for periods prior to March 20, 2008 represent that of Waterfront. Further, the historical information presented below for the period beginning March 20, 2008 represent that of the Company. The business operations of the Company are substantially larger in scope than Waterfront and we do not believe the results are comparable. Our discussion below, therefore, compares the operating results of Waterfront for the full first quarter of fiscal 2007 with a 2008 period of 11 fewer days.
Revenues
          Rental Revenue. Rental revenue decreased by $0.058 million, or 1.91%, to $3.001 million for the period from January 1, 2008 to March 19, 2008, compared to $3.059 million for the three months ended March 31, 2007. The decrease was primarily attributable to the 2008 period containing 11 fewer days relative to the full first quarter of fiscal 2007. Rental revenue for the Company for the period from March 20, 2008 to March 31, 2008 was $1.52 million.
          Tenant Reimbursements. Tenant reimbursements increased by $0.374 million, or 31.27%, to $1.570 million for the period from January 1, 2008 to March 19, 2008, compared to $1.196 million for the three months ended March 31, 2007. The increase was primarily attributable to an increase in the amount of reimbursable expenses we charged to our tenants pursuant to their respective lease agreements resulting from an increase in our rental property operating and maintenance expenses, partially offset by the 2008 period containing 11 fewer days relative to the full first quarter of fiscal 2007. Tenant reimbursements for the Company for the period from March 20, 2008 to March 31, 2008 was $0.618 million.
          Parking Revenue. Parking revenue decreased by $0.105 million, or 31.27%, to $0.561 million for the period from January 1, 2008 to March 19, 2008, compared to $0.667 million for the three months ended March 31, 2007. The decrease was primarily attributable to the 2008 period containing 11 fewer days relative to the full first quarter of fiscal 2007. Parking revenue for the Company for the period from March 20, 2008 to March 31, 2008 was $0.264 million.
          Interest and Other Revenue. Interest and other revenue decreased by $0.027 million, or 47.43%, to $0.029 million for the period from January 1, 2008 to March 19, 2008, compared to $0.056 million for the three months ended March 31, 2007. The decrease was primarily attributable to the 2008 period containing 11 fewer days relative to the full first quarter of fiscal 2007. Interest and other revenue for the Company for the period from March 20, 2008 to March 31, 2008 was $0.041 million.
Expenses
          Rental Property Operating Expenses. Rental property operating expense increased by $0.434 million, or 13.65%, to $3.615 million for period from January 1, 2008 to March 19, 2008, compared to $3.182 million for the three months ended March 31, 2007. The increase was primarily attributable to an increase in utility expenses and real estate property taxes, partially offset by the 2008 period containing 11 fewer days relative to the full first quarter of fiscal 2007. Rental property operating expense for the Company for the period from March 20, 2008 to March 31, 2008 was $1.281 million.
          General and Administrative. General and administrative expense increased by $0.030 million to $0.030 million for the period from January 1, 2008 to March 19, 2008, compared to none for the three months ended March 31, 2007. The increase was primarily attributable to marketing expenses incurred. General and administrative expense for the Company for the period from March 20, 2008 to March 31, 2008 was $16.263 million, which was primarily attributable to a share-based compensation charge attributable to the Transactions in the amount of $16.194 million.
          Interest Expense. Interest expense decreased by $.277 million, or 15.1%, to $1.552 million for the period from January 1, 2008 to March 19, 2008, compared to $1.829 million for the three months ended March 31, 2007. The decrease was attributable to the 2008 period containing 11 fewer days relative to the full first quarter of fiscal 2007. Interest expense for the Company for the period from March 20, 2008 to March 31, 2008 was $.902 million.
          Other Expense. Other expense decreased by $0.054 million, or 33.33%, to $0.108 million for the period from January 1, 2008 to March 19, 2008, compared to $0.162 million for the three months ended March 31, 2007. The decrease was primarily attributable to a reduction in legal and accounting fees incurred.
          Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $0.224 million, or 21.36%, to $0.827 million for the period from January 1, 2008 to March 19, 2008, compared to $1.051 million for the three months ended March 31, 2007. The decrease was primarily attributable to the 2008 period containing 11 fewer days relative to the full first quarter of fiscal 2007. Depreciation and amortization expense for the Company for the period from March 20, 2008 to March 31, 2008 was $0.923 million.
          Interest Expense. Interest expense decreased by $0.277 million, or 15.1%, to $1.552 million for the period from January 1, 2008 to March 19, 2008, compared to $1.829 million for the three months ended March 31, 2007. The decrease was attributable to the 2008 period containing 11 fewer days relative to the full first quarter of fiscal 2007. Interest expense for the Company for the period from March 20, 2008 to March 31, 2008 was $0.902 million.
Liquidity and Capital Resources
Cash Balances, Available Borrowings and Capital Resources
          As of March 31, 2008, we had $12.76 million in cash and cash equivalents as compared to $2.6 million for Waterfront as of December 31, 2007.  In addition, we had restricted cash balances of $6.1 million as of March 31, 2008 as compared to $1.7 million for Waterfront as of December 31, 2007.  Restricted cash primarily consists of interest bearing cash deposits required by some of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs.
          We anticipate that our restricted reserves, as well as our existing sources of liquidity, including existing cash on hand and cash flows from operations, will be sufficient to fund our capital expenditures or needs for our existing Property Portfolio during the next twelve months.
          As reflected in the table below, the loan relating to our Clifford Center property matures on August 15, 2008. We expect to refinance this indebtedness prior to its maturity, but there is no assurance that we will be able to refinance this indebtedness or that the refinancing terms will not be less favorable than the terms of the original indebtedness.
          We expect to finance our operations, dividends, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow, existing cash on hand, proceeds from refinancing of existing indebtedness and through other available investment and financing activities.  We plan for our future financing activities to include selling a portion of the equity in the properties in which we currently hold whole interests. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs for our existing Property Portfolio over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.
          To the extent that we exercise our option to acquire any or all of the interests in the option properties described in “Option Properties,” we have the right to acquire these interests in consideration for, at our election, cash, Common Units of the Operating Partnership or shares of our Common Stock valued at the 90-day trading average closing price per share of our Common Stock. We believe that we may be able to fund some of the purchase price through promissory notes issued by the Operating Partnership with terms substantially similar to the promissory notes issued to affiliates of Venture described below under “Indebtedness—Subordinated Promissory Notes,” but there can be no assurance that this form of consideration will be agreeable to the other parties to the transactions.
          We expect to meet our long-term liquidity and capital requirements such as scheduled principal maturities, development costs, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, existing cash on hand, refinancing of existing indebtedness and through other available investment and financing activities.
          We expect that we will fund only 10% to 20% of the required equity for new office properties acquired in the future. The balance of the equity investment is expected to be funded, on a transaction-by-transaction basis, by a co-investor. We believe that we have pre-existing relationships with a sufficient number of co-investors to provide ample opportunities to fund anticipated acquisitions.
          As of March 31, 2008, our total consolidated debt was approximately $438.4 million with a weighted average interest rate of 6.048% and a weighted average remaining term of 6.89 years.
Indebtedness
Mortgage Loans
          A summary of our consolidated debt at March 31, 2008 is as follows (in thousands):

						BALANCE
						DUE AT
	PRINCIPAL	INTEREST		MATURITY		MATURITY		PREPAYMENT/
PROPERTY	BALANCE	RATE		DATE		DATE		DEFEASANCE

Clifford Center (1)	$3,899	7.5%		8/15/08		$3,841		(2)
Davies Pacific Center	95,000	5.86%		11/11/16		95,000		(3)
First Insurance Center	38,000	5.735%		1/1/16		38,000		(4)
First Insurance Center	14,000	5.395%		1/6/16		14,000		(5)
Pacific Business News Building (6)	11,899	6.98%		4/6/10		11,613		(7)
Pan Am Building	60,000	6.17%		8/11/16		60,000		(8)
Waterfront Plaza	100,000	6.3735%		9/11/16		100,000		(9)
Waterfront Plaza	11,000	6.3735%		9/11/16		11,000		(10)
City Square	27,500	5.5772%		9/1/10		27,500		(11)
City Square	26,612	LIBOR + 2.35%		9/1/10		28,500	(12)	(13)
Sorrento Technology Center (14)	11,800	5.75%	(15)	1/11/16	(15)	11,800		(16)
Seville Plaza (17)	24,650	6.432%		1/1/11		24,650		(18)

(1)	Requires monthly principal and interest payments of $38.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)	Loan is prepayable, after second anniversary of its securitization, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.

(4)	Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance. No premium due after October 1, 2015. Loan may also be defeased after earlier of December 2008 or two years after the “start-up date” of the loan, if securitized.

(5)	Loan is not prepayable until October 6, 2015; however, loan may be defeased after earlier of August 2009 and two years after the “start-up date” of the loan, if securitized. No premium is due upon prepayment.

(6)	Requires monthly principal and interest payments of $81.

(7)	Loan may not be prepaid until February 6, 2010. No premium is due upon prepayment. Loan may be defeased after the earlier of September 2008 or two years after the “start-up date” of the loan, if securitized.

(8)	Loan may be prepaid following second anniversary of its securitization subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(9)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased after the date that is two years from the “start-up date” of the loan, if securitized.

(10)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(11)	Loan may not be prepaid until June 1, 2010. Loan may be defeased at any time after the earlier of October 1, 2008 or the date that is two years after the “start-up date” of the loan, if securitized.

(12)	Assumes entire loan amount is advanced.

(13)	Loan may be prepaid subject to payment of a fee in amount of $285 (until August 21, 2008) or $142 (after that date).

(14)	From and after January 11, 2010, requires monthly principal and interest payments in the amount of $69.

(15)	Although the maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.7%.

(16)	No prepayment is permitted prior to October 11, 2016. Loan may be defeased after the earlier of December 15, 2009 or second anniversary of the “start-up date” of the loan, if securitized.

(17)	Current percentage ownership for this property is 7.5%; stated loan amount, however, applies to 100% of the property, rather than only 7.5% interest.

(18)	No prepayment permitted prior to July 11, 2010. Any prepayment is subject to payment of prepayment premium in an amount equal to greater of 1% of amount of prepayment or yield maintenance. Loan may also be defeased from December 12, 2005 and ending on earlier of December 12, 2008 or second anniversary of the “start-up date” of the loan, if securitized.
          Our variable rate debt bears interest at a rate based on 30-day LIBOR, which was 2.70313% as of March 31, 2008.  Our variable rate debt at March 31, 2008 has an initial maturity term of 2.5 years.
          The debt relating to the Contributed Properties is owed at the property owning entity level rather than by the Company or the Operating Partnership.  This debt is non-recourse to the Operating Partnership except as noted below.  This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk.
          At the Effective Date, the Operating Partnership guaranteed or indemnified the guarantors under several of the Contributed Properties’ indebtedness. A majority of the guaranties for the Contributed Properties’ indebtedness are non-recourse carve-out and environmental guaranties. However, the indebtedness for the Contributed Property known as Clifford Center is a full recourse loan for which the Operating Partnership is indemnifying the borrowers and the lessees under the ground lease.
          As of March 31, 2008, our ratio of total consolidated debt to total consolidated market capitalization was approximately 56.5%. Our total consolidated market capitalization of $775.45 million includes our total consolidated debt of $438.4 million and the market value of our common share and common share equivalents outstanding of $337.05 million (based on the closing price of our common stock of $6.85 per share on AMEX on March 31, 2008).

Subordinated Promissory Notes
          As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain members of Venture in the aggregate principal amount of $16.695 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to an Operating Partnership right of accrual. The promissory notes mature March 19, 2013, subject to the Operating Partnership’s option to extend maturity for one additional year, and subject to acceleration upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.
Distributions
          We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and UPREIT unit holders from cash flow from operating activities.  All such distributions are at the discretion of the board of directors.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT.
Related Party Transactions
          We are externally advised by the Advisor and certain related parties of The Shidler Group. Pursuant to the Advisory Agreement among us and the Advisor, dated as of the Effective Date, the Advisor is entitled to an annual base management fee of $1.5 million per year and a supplemental management fee, in the event that the aggregate gross asset value, excluding depreciation, of our real property exceeds $1.5 billion. The supplemental management fee is an annual amount equal to one tenth of one percent (0.1%) of the amount by which our aggregate gross asset value exceeds $1.5 billion. The foregoing base management fee and supplemental management fees are subject to reduction based upon the amounts of certain direct costs that we bear. Additionally, the Advisor is entitled to receive real property transaction management fees, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located, for performing real property transaction management services for us. Affiliates of the Advisor are also entitled to receive property management fees for property management services for all of our properties based on the prevailing market rates for similar services provided on an arms-length basis. During the period from March 20, 2008 to March 31, 2008, we incurred $0.024 million, net, in base management fees attributable to our Advisor which have been included in general and administrative expenses in the accompanying consolidated statements of operations. Included in accounts payable and other liabilities in the accompanying consolidated balance sheet at March 31, 2008 is $0.024 million, net, in base management fees payable to our Advisor. No other amounts were incurred under the Advisory Agreement during the period from March 20, 2008 to March 31, 2008.
          We and Waterfront paid amounts to affiliated entities for services provided relating to leasing, property management, and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

		WATERFRONT
	FOR THE	FOR THE	FOR THE
	PERIOD FROM	PERIOD FROM	PERIOD FROM
	MARCH 20, 2008	JANUARY 1, 2008	JANUARY 1, 2007
	THROUGH	THROUGH	THROUGH
	MARCH 31,	MARCH 19,	MARCH 31,
	2008	2008	2007

Property Management Fees	$145	$163	$132
Leasing Commissions	124	—	6
Professional Fees	1	3	1

Total	$270	$166	$139

          Leasing commissions are capitalized as deferred leasing costs and included in intangible assets, net in the accompanying consolidated balance sheets. These costs are amortized over the life of the related lease.
          Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.0% to 4.0%), plus the payroll costs of on-site employees and are included in rental property operating expenses in the accompanying consolidated statements of operations.
          Property acquisition fees are capitalized and included as investments in real estate in the accompanying consolidated balance sheets.
          Property financing fees are capitalized and included as other assets in the accompanying consolidated balance sheets. These costs are amortized over the term of the related loan.
          We lease commercial office space to affiliated entities. The rent from these leases totaled $0.019 million for the period from March 20, 2008 to March 31, 2008.
          On April 30, 2008, we consummated the acquisition by the Operating Partnership of a 32.167% ownership interest in a joint venture of a portfolio of three commercial office buildings totaling approximately 54,000 of rentable square feet located in San Diego, California from an affiliate of The Shidler Group. We acquired the ownership interest pursuant to an option granted to us as part of the Transactions to assume the rights and obligations of an affiliate of The Shidler Group under a previously executed purchase and sale agreement. The acquisition price for the ownership interest was $2.6 million. Additionally, on April 30, 2008, through the UPREIT, we acquired a 17.5% ownership interest in a joint venture consisting of the Black Canyon Corporate Center commercial office building totaling 220,205 of rentable square feet located in the metropolitan Phoenix area. We acquired from affiliates of Venture and Mr. Shidler, the ownership interest pursuant to the option granted to us as part of the Transactions. The acquisition price for the Black Canyon Corporate Center was $1.03 million.
Subsequent Events
          On April 30, 2008, the Company acquired, through the UPREIT, by exercising an option granted as part of the Transactions, a 32.167% managing ownership interest in a joint venture holding three commercial office buildings totaling approximately 54,000 rentable square feet, located in San Diego, California under the Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between 5 Torrey Hills Venture, LLC and Shidler West Investment Partners, LP, a California limited partnership (“SWIP”), as amended, and the Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 by and among Buie Carlsbad Building A, LLC, Buie Carlsbad Lot 10, LLC and SWIP, as amended (collectively, the “Office Portfolio Agreements”). By exercising the option the Operating Partnership assumed the rights and obligations of SWIP under the Office Portfolio Agreements. The Company acquired its ownership interest in the buildings for a purchase price of approximately $2.6 million, including customary closing costs. The remaining ownership interest in the joint venture is owned by an unaffiliated institutional joint venture. The Company’s purchase price was funded by issuing approximately 396,500 Common Units. The Common Units were valued at $6.5589 per unit, based on the average closing price of the Common Stock for the trading days occurring within the 20 day period preceding the closing date of the transactions contemplated by the Office Portfolio Agreements.
          Additionally, on April 30, 2008, the Company, through the Operating Partnership, entered into and consummated the transactions contemplated by the Membership Interest Purchase Agreement (the “Black Canyon Agreement”) by and among the Operating Partnership, and STIRR Black Canyon, LLC, and POP/BC Mezzanine, L.L.C. Pursuant to the Black Canyon Agreement, the Company acquired a 17.5% managing ownership interest in a joint venture in a commercial office building totaling 220,205 rentable square feet, located in the metropolitan Phoenix area (the “Black Canyon Corporate Center”). The ownership interest in Black Canyon Corporate Center was acquired by the Company for a purchase price of $1.03 million, payable in the form of a subordinated promissory note issued by the Operating Partnership. The terms and conditions of the promissory note are substantially similar to the terms and conditions of the promissory notes issued to certain affiliates of Venture on March 19, 2008.
New Accounting Pronouncements
FIN 48
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109. FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. Our adoption of FIN 48 on March 20, 2008 did not have a material impact on our consolidated results of operations, financial position or cash flow.
SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. Our adoption of SFAS No. 157 on March 20, 2008 did not have a material impact on our consolidated results of operations, financial position or cash flow.
SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We have not elected the fair value option for any of our existing financial instruments as of March 20, 2008 and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future. Accordingly, our adoption of SFAS No. 159 on March 20, 2008 did not have a material impact on our consolidated results of operations, financial position or cash flow.

SFAS No. 141R
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired business. SFAS No. 141R also expands required disclosure to improve the ability of financial statement users to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009. We expect to adopt SFAS No. 141R on January 1, 2009. We believe that such adoption could materially impact our future consolidated financial results to the extent that we acquire significant amounts of real estate or real estate related businesses, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets or real estate related businesses acquired.
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements— An Amendment to ARB No. 51. SFAS 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We expect to adopt SFAS No. 160 on January 1, 2009 and are currently evaluating the impact that such future adoption will have on our consolidated results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Not applicable.
Item 4. Controls and Procedures.
          As a result of the Transactions, including our entering into the Advisory Agreement with the Advisor, our internal control over financial reporting has changed during the quarter ended March 31, 2008. Upon the Effective Date and as a result of the Transactions, we transitioned from operating under the internal control structure of AZL to the internal control structure of the Advisor. Pursuant to the Advisory Agreement, the responsibilities of the Advisor as it relates our internal control over financial reporting include, but are not limited to, the development and maintenance of appropriate accounting and compliance procedures, maintaining and testing systems with respect to financial reporting obligations and compliance with the REIT provisions of the Internal Revenue Code, compliance with all regulatory requirements applicable to our business activities, including the preparation of consolidated financial statements required under applicable regulations and contractual undertakings and the preparation of all reports and documents required under the Exchange Act. We are allowed to review, audit and inspect the records and procedures of the Advisor to ensure compliance with all applicable regulatory requirements.
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
          We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to it.
Item 1A. Risk Factors.
          The following risk factors should be carefully considered when evaluating our business and the forward-looking statements in this report. See “Item 2 Management’s Discussion and Analysis or Plan of Operation — Note Regarding Forward-Looking Statements” on page 22 of this Quarterly Report on Form 10-Q.
Risks Related to Our Business and Properties
All of our properties are located in San Diego, Phoenix, and Honolulu, and we are dependent on the Southern California, Phoenix and Honolulu office markets and economies, and we are therefore susceptible to adverse local regulations and natural disasters in those areas.
          Because all of our properties are concentrated in San Diego, Phoenix and Honolulu, we are exposed to developments in the Southern California, Phoenix and Honolulu economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events). In addition, the State of California is also regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate markets in Southern California, Phoenix or Honolulu, or any decrease in demand for office space resulting from the Southern California, Phoenix or Honolulu regulatory or business environments, could adversely impact our financial condition, results of operations and cash flow, the per share trading price of our Common Stock and our ability to satisfy our debt service obligations and to pay dividends to you.
Our operating performance is subject to risks associated with the real estate industry.
          Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:
•	Adverse changes in economic and demographic conditions

•	Vacancies or our inability to rent space on favorable terms

•	Adverse changes in financial conditions of buyers, sellers and tenants of properties

•	Inability to collect rent from tenants

•	Competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds

•	Reductions in the level of demand for office space, and changes in the relative popularity of properties

•	Increases in the supply of office space

•	Fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all

•	Increases in expenses, including insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and our inability to pass on some or all of these increases to our tenants and

•	Changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990 (the “ADA”).
          In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our Common Stock and ability to satisfy our debt service obligations and to pay dividends to you could be adversely affected. There can be no assurance that we can achieve our economic objectives.
We have a substantial amount of indebtedness outstanding on a consolidated basis, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.
          As of March 31, 2008, our total consolidated indebtedness is approximately $438.4 million. Our joint venture property is also leveraged and we may incur significant additional debt for various purposes, including the funding of future acquisitions of property.
          Payments of principal and interest on borrowings may leave our property-owning entities with insufficient cash resources to operate our properties and/or pay distributions to us so that we can make distributions to stockholders currently contemplated or necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have significant other adverse consequences, including the following:
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
If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our Common Stock and our ability to satisfy our debt service obligations and to pay dividends to you could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

We are subject to risks and liabilities unique to joint venture relationships.
          One of the Contributed Properties is a “joint venture” investment in which we will co-own equity with another investor. Our business plan contemplates further acquisitions of office properties through joint ventures and sales to institutions of partial ownership of the Contributed Properties that are wholly-owned. Real estate is relatively difficult to sell quickly. We may be unable to realize our investment objectives by a sale of equity at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Joint venture investments involve certain risks, including:
•	co-members or joint venturers may control or share certain approval rights over major decisions

•	co-members or joint venturers may fail to fund their share of any required capital commitments

•	co-members or joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property

•	co-members or joint venturers may have the power to act contrary to our instructions and policies, including our current policy with respect to maintaining our REIT qualification

•	joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms

•	disputes between us and our co-members or joint venturers may result in litigation or arbitration that would increase our expenses and divert attention from other elements of our business and result in subjecting the properties owned by the applicable joint venture to additional risk and

•	we may in certain circumstances be liable for the actions of our co-members or joint venturers.
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
          As of March 31, 2008, leases representing approximately 8.54% and 9.80% of the 2,046,818 rentable square feet of the Contributed Properties were scheduled to expire in the remainder of 2008 and 2009, respectively, and an additional approximately 14.23% of the square footage of the properties was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Accordingly, portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.
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
          Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by war or by certain environmental conditions, such as mold or asbestos. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims. If we experience a loss that is uninsured or that exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.
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
          We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, our financial condition, results of operations, cash flow, per share trading price of our Common Stock and ability to satisfy our debt service obligations and to pay dividends to you may be adversely affected.
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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distribution to our stockholders.
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
          In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. We have received representations and warranties from Venture as to material compliance of the Contributed Properties with applicable regulatory requirements. However, violations may be discovered following the expiration of these representations and warranties and existing requirements will change and future requirements will require us to make significant unanticipated expenditures. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our financial condition, results of operations, cash flow, market price of our Common Stock and our ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.
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
If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our financial condition, results of operations, cash flow, per share trading price of our Common Stock and ability to satisfy our debt service obligations and to pay dividends to you could be adversely affected.
We may be unable to successfully expand our operations into Los Angeles or other new markets in the western United States.
          Each of the risks applicable to our ability to acquire and successfully integrate and operate properties in the markets in which the Contributed Properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets such as Los Angeles. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations, cash flow, per share trading price of our Common Stock and ability to satisfy our debt service obligations and to pay dividends to you.
If we default on the ground leases to which two of the Contributed Properties are subject, our business could be adversely affected.
          Our interests in two of the Contributed Properties will be ground leasehold interests. If we default under the terms of these leases, we may be liable for damages and could lose our leasehold interest in the property. If any of these events were to occur, our business and results of operations would be adversely affected.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
          We will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially and we may be unable to fully recover these increased costs from our tenants. If the property taxes we pay increase and we are unable to fully recover these increased costs form our tenants, our cash flow would be impacted, and our ability to pay expected dividends to our stockholders could be adversely affected.
If we fail to develop and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.
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
We have incurred significant costs and expenses in connection with the Transactions, which could result in our not realizing some or all of the anticipated benefits of the Transactions.
          We incurred significant one-time, pre-tax closing costs in connection with the Transactions. These costs include payments to financial advisors, our external advisor, legal and accounting fees, printing expenses and other related charges incurred. We incurred one-time cash and non-cash costs related to the integration of the Contributed Properties. The aggregate expenses incurred by us in connection with the Transactions were approximately $10.88 million.
We assumed liabilities, including unknown liabilities, in the Transactions.
          As part of the Transactions, we acquired ownership interests in the property-owning entities. Our investment is therefore subject to the existing liabilities of the property-owning entities, including liabilities in connection with the Contributed Properties, some of which may be unknown or unquantifiable at this time. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to the Transactions, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.
We are prohibited from disposing of or refinancing the Contributed Properties under certain circumstances for ten years after the Effective Date.
          A sale of a Contributed Property which would not provide continued tax deferral to Venture is contractually prohibited until March 18, 2018. These prohibitions may prevent us from selling any Contributed Property when we desire or from obtaining in any disposition the best terms that would otherwise be available to us absent such prohibitions. In addition, we have agreed to not prepay or defease any mortgage indebtedness of the Contributed Properties until March 18, 2018, other than for concurrent refinancing with non-recourse mortgage debt of equal or greater amount, and to other restrictions on encumbrances on the Contributed Properties. These restrictions impact our ability to refinance indebtedness on the Contributed Properties and will limit our ability to manage our debt structure and, as a result, we may be unable to obtain capital resources that would otherwise be available to us. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Internal Revenue Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or undertake transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we will be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.
          We believe that the consummation of the Transactions was a tax-free event to our stockholders and, therefore, no gain or loss was recognized by our stockholders as a result of the Transactions. However, we did not obtain a ruling from the IRS or an opinion of legal counsel or tax advisors with respect to the tax consequences of the Transactions, and the IRS could ultimately reach a different conclusion as to the federal income tax consequences of the Transactions. If the Transactions are deemed to taxable events, then our stockholders may recognize taxable gain upon consummation of the Transactions.
Risks Related to Conflicts of Interest and Certain Relationships
There will be various conflicts of interest resulting from the relationships among us, our management, the Advisor and other parties.
          There is the potential that various conflicts of interest may exist among us, our management, and the Advisor. These potential conflicts of interest include the following:
•	Certain of our affiliates are also stockholders, directors or officers of the Advisor and may, therefore, benefit from the compensation arrangements relating to the Advisor under the Advisory Agreement

•	The sole director and certain of the officers of the Advisor, and certain of the individuals that serve as our officers and directors, currently are engaged, and in the future will engage, in the management of other business entities and properties in other business activities, resulting in a potential conflict with respect to the allocation of the time of such key personnel of the Advisor

•	Venture granted an option to the UPREIT to acquire additional office properties following the consummation of the Transactions. In light of his financial interest in various affiliates of Venture and service to us as Chairman of our Board of Directors, Mr. Shidler may experience a conflict of interest to the extent that the price that the UPREIT would pay for any option properties exceeds the market value of such property or properties

•	In the event that the sale by us of any of the Contributed Properties would be beneficial to us but would negatively impact the tax treatment of Venture, it is possible that any of our directors or officers with a financial interest in Venture may experience a conflict of interest

•	The registration rights agreement we executed as part of the Transactions retains certain rights to defer registration in circumstances where such registration would be detrimental to the Company. It is possible that any of our directors, officers or other affiliates having a financial interest in Venture or its affiliates receiving registration rights may experience a conflict of interest in circumstances where a registration would be advantageous to such persons, but detrimental to us and

•	Members of Venture hold promissory notes payable by the UPREIT. Both parties will have rights under these promissory notes, and their exercise of these rights and pursuit of remedies may be affected by their relationship with each other.
          These conflicts may result in terms that are more favorable to our management, the Advisor and/or the Advisor’s affiliates than would have been obtained on an arm’s length basis, and may operate to the detriment of our stockholders.
Termination of the Advisory Agreement with the Advisor may be costly.
          Termination of the Advisory Agreement with the Advisor may be difficult and costly. The Advisory Agreement has a term of ten years. We may terminate the Advisory Agreement earlier (1) for cause at any time upon the affirmative vote of a majority of our independent directors and (2) without cause. If we terminate without cause, we are required to pay the Advisor a termination fee equal to $1 million.
We are substantially controlled by Jay H. Shidler.
          Mr. Shidler is the Chairman of our Board of Directors. Mr. Shidler controls Common and Preferred Units of the UPREIT representing approximately 95% of our outstanding Common Stock on a fully diluted basis assuming redemption of all the UPREIT units in exchange for shares of our Common Stock. Under certain circumstances, the Common and Preferred Units are redeemable for cash. The Advisor will hold the proportionate voting preferred stock entitling it to vote on all matters submitted to a vote of our holders. The Advisor has agreed to cast those votes in respect of the proportionate voting preferred stock on any matter in direct proportion to votes that are cast by limited partners of the UPREIT holding the partnership units. The proportionate voting preferred stock represents approximately 94.18% of our voting power. Mr. Shidler and certain of his affiliates are exempt from the ownership limitations contained in our Charter. Furthermore, even though we are the general partner of the UPREIT, operations and management control effectively resides in the Advisor under the Advisory Agreement. Therefore, because of his position with us and the Advisor and his ability to effectively vote approximately 95% of our outstanding voting securities, Mr. Shidler has significant influence over our policies and strategy and the operations and control of our business and the business of the UPREIT. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or the UPREIT to take actions that our other stockholders do not support.
Jay H. Shidler may compete with us and, therefore, may have conflicts of interest with us.
          We entered into a Noncompetition Agreement with Mr. Shidler, who serves as the Chairman of our Board of Directors. The Noncompetition Agreement for Mr. Shidler prohibits, without our prior written consent, Mr. Shidler from investing in certain office properties in any county in which the Contributed Properties are located, in our targeted geographic operating region and in any county in which we own an office property. However, this covenant not to compete will not restrict:
•	Business conducted on our behalf

•	Investments in which Mr. Shidler obtained an interest prior to the Transactions

•	Investments in areas in which we do not own office property at the time of such investment

•	Activities of First Industrial Realty Trust, Inc., Corporate Office Properties Trust and their respective affiliates

•	Investment opportunities considered and rejected by us

•	Activities contemplated by the option to require additional properties that Venture will grant to us and

•	Investments in any entity as long as Mr. Shidler does not own more than 4.9% of the entity and is not actively engaged in the management of such entity.
          It is therefore possible, despite the limitations imposed by his Noncompetition Agreement that a property in which Mr. Shidler or an affiliate of Mr. Shidler has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property.
Risks Related to Our Status as a REIT
If we fail to remain qualified as a REIT, we will be subject to taxation as a regular corporation and could face substantial tax liability.
          We presently intend to remain qualified as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist, and which are subject to change, potentially with retroactive effect. Even a technical or inadvertent mistake could jeopardize our REIT status. Additionally, we have not obtained an opinion of counsel as to our continued REIT status following consummation of the Transactions. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Actions taken by the UPREIT may affect our ongoing satisfaction of these tests.
          If we were to fail to qualify as a REIT in any tax year, then:
•	We would not be required to make distributions to our stockholders

•	We would not be allowed to deduct distributions to our stockholders in computing our taxable income

•	We would be subject to federal income tax at regular corporate rates and

•	Any resulting tax liability could be substantial and could require us to borrow money or sell assets to pay such liability, and would reduce the amount of cash available for distribution to stockholders. Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
          Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income. Any of these taxes would decrease the amount of cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may in the future hold some of our assets through taxable subsidiary corporations, which (unlike REITs) are taxed on their taxable income, whether or not distributed.
Complying with REIT requirements may force us to borrow to make distributions to stockholders.
          As a REIT, we must generally distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. If we satisfy the REIT distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
          From time to time, we may generate taxable income greater than our cash flow available for distribution to stockholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase our operating costs or diminish our levels of growth.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our Common Stock.
          At any time, the federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. REIT dividends, with only very limited exceptions, do not qualify for preferential tax rates, which might cause shares of our Common Stock in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and could have an adverse effect on the value of our Common Stock.
REIT restrictions on ownership of our Common Stock may delay or prevent our acquisition by a third party, even if an acquisition is in the best interests of our stockholders.
          In order for us to qualify as a REIT, not more than 50% of the value of our outstanding shares of our Common Stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year. Our Charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 4.9% in economic value or number of shares, whichever is more restrictive, of our outstanding Common Stock. While these restrictions may prevent any five individuals from owning more than 50% of the shares, they could also discourage a change in control of our company. These restrictions may also deter tender offers that may be attractive to stockholders or limit the opportunity for stockholders to receive a premium for their shares if an investor makes purchases of shares of our Common Stock to acquire a block of shares of our Common Stock.

Risks Related to our Common Stock
Securities eligible for future sale may have adverse effects on our share price.
          We have authorized 200 million shares of our Common Stock, 200 thousand shares of Class B common stock and 100 million shares of preferred stock, one share of which will be designated proportionate voting preferred stock.
          The UPREIT has outstanding Common Units and Preferred Units that may be exchanged for shares of our Common Stock. We will be obligated to file, no later than December 18, 2009, a registration statement that would allow shares of our Common Stock issued upon exchange of these units to be sold following effectiveness of the registration statement. We anticipate registering at least 47.35 million shares of our Common Stock in this registration statement. The issuance of these shares of our Common Stock could result in a decrease in the market price of our Common Stock.
We have recently paid only limited dividends to holders of our Common Stock, and there can be no assurance of our ability to pay dividends.
          Any dividends on our Common Stock will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. Our net loss was $0.728 million for the period from March 20, 2008 to March 31, 2008. We may not pay dividends in the event that our results of operations and capital resources do not provide us with sufficient cash to make the payment of dividends that are permitted under Maryland corporate law or are appropriate in the discretion of our Board of Directors.
Provisions in our Charter and Bylaws, and Maryland law may delay or prevent our acquisition by a third party, even if such acquisition were in the best interests of our stockholders.
          Certain provisions of Maryland law and our Charter and Bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our Board of Directors, regardless of their performance. These provisions include the following:
          Removal of directors. Our Charter provides that any director may be removed from office at any time with cause, by the affirmative vote of at least a majority of the votes entitled to be cast by the stockholders generally in the election of directors. Additionally, a director may be removed with or without cause, if the removal of such director is recommended by our Board pursuant to a resolution approved by at least a majority of the total number of directors, calculated as though there are no vacancies on our Board at the time such resolution is presented to our Board and excluding from such total number the director whose removal is sought, and the removal of such director is approved by the affirmative vote of at least a majority of the votes entitled to be cast by the stockholders generally in the election of directors.
          Limitation on stockholder requested special meetings. Our Bylaws provide that our stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by our stockholders at such meeting.
          Advance notice provisions for stockholder nominations and proposals. Our Bylaws require stockholders to notify us not less than 120 days and not more than 150 days prior to the anniversary of the date of mailing of the notice for the previous year’s annual meeting in order to nominate individuals for election as directors at, or to bring other business before, any meeting of our stockholders. This provision limits the ability of our stockholders to make nominations of individuals for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

          Exclusive authority of our board to amend our Bylaws. Our Bylaws provide that our Board of Directors has the exclusive power to adopt, alter or repeal any provision of our Bylaws or to make new Bylaws. Thus, our stockholders are not be able to effect any changes to any of the provisions of our Bylaws, including the provisions referred to above relating to stockholder requested special meetings and advance notice for stockholder nominations and proposals. These Bylaw provisions limit the ability of potential acquirers to call a special meeting of stockholders, and to make nominations of individuals for election as directors and to introduce other proposals at meetings of our stockholders.
          Preferred Stock. Under our Charter, our Board of Directors have authority to issue preferred stock from time to time in one or more series, and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. The terms, preferences and rights of any series of our preferred stock that becomes outstanding may be utilized to create a stockholder rights plan, may be unattractive to a potential acquirer, may require a separate vote of the holders of such series of preferred stock to effect a change in control or may be superior to the terms, preferences and rights of holders of our Common Stock. Our Board of Directors also has the power, without stockholder approval, to reclassify any unissued shares of our Common Stock from time to time in one or more classes or series of stock and to amend our Charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue.
          Duties of directors with respect to unsolicited takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders’ rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.
          Ownership Limit. Our Charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 4.9% in economic value or number of shares, whichever is more restrictive, of the outstanding shares of our Common Stock or more than 4.9% in economic value of the aggregate of the outstanding shares of all classes and series of our stock unless our Board of Directors waives or modifies this ownership limit. Mr. Shidler and certain of his affiliates are exempt from their ownership limitations.
          Maryland Business Combination Act. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our Charter elects to be governed by the Maryland Business Combination Act, except to the extent that the interested stockholder is Mr. Shidler and his affiliates.
          Unsolicited Takeovers. Under certain provisions of Maryland law, as long as a corporation has a class of equity securities registered under the Exchange Act and at least three independent directors, it may elect to be subject to certain statutory provisions which, among other things: (i) automatically classify the members of its board of directors into three classes with staggered terms of office of three years each; and (ii) vest in the board of directors the exclusive power to determine the number of directors and the exclusive power by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board of directors, even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws of the corporation provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than until the next annual meeting of directors as would otherwise be the case, and until his or her successor is elected and qualified. The election to be subject to any or all of the foregoing provisions of Maryland law may be made in the charter or bylaws of the corporation or by resolution of the board of directors of the corporation, without stockholder approval. However, our Board of Directors may repeal or modify such a resolution in the future if such repeal or modification is approved by the unanimous vote of our independent directors, and we could then elect to become subject to some or all of the foregoing statutory provisions by resolutions adopted thereafter by our Board of Directors.
The partnership units of the UPREIT, future offerings of debt, securities and preferred stock may dilute the holdings of our existing stockholders and may adversely affect the market price of our Common Stock.
          In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium term notes, senior or subordinated notes and classes of preferred stock, Preferred Units or Common Stock. Upon liquidation, holders of our debt securities, holders of our preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Common Stock. The partnership units issued by the UPREIT and future equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Common Stock, or both. If we decide to issue preferred stock in addition to our proportionate voting preferred stock already issued, it could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their ownership of our Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          On March 19, 2008, pursuant to the terms of that certain Subscription Agreement dated December 12, 2007 and as part of the Transactions, we issued a total of 1,180,000 shares of Common Stock for an aggregate amount of $6,350,000. Of the 1,180,000 shares of Common Stock, 1,000,000 shares were issued at a price of $5.00 per share and 180,000 shares were issued at a price of $7.50 per share. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 (the “Act”), as amended, and Rule 506 promulgated thereunder, as the offering was made to a qualifying investor and on terms negotiated as an integral part of the Transactions.
          Additionally, as part of the Transactions, in consideration for the acquired property interests, the UPREIT issued to Venture 13,576,165 Common Units and 4,545,300 Preferred Units, each of which will become redeemable for shares of the Common Stock no earlier than March 19, 2010. The UPREIT units were issued without registration pursuant to the exemption provided by Section 4(2) of the Act, as amended, and Rule 506 promulgated thereunder, as the offering was made to a qualifying investor and on terms negotiated as an integral part of the Transactions.
          We also granted to Venture an option to purchase up to 500,000 shares of Common Stock at a price of $7.50 per share, which option is exercisable for three months after March 19, 2008. The issuance of the option was effected pursuant to the exemption from registration provided by Section 4(2) of the Act, and Rule 506 promulgated thereunder, as the offering was made to a qualifying investor and on terms negotiated as an integral part of the Transactions.

Item 3. Defaults Upon Senior Securities.
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
          Our 2008 Annual Meeting of Stockholders was held on January 14, 2008 (the “Annual Meeting”). Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), and there was no solicitation in opposition to that of management.
          Proposal 1, a proposal to approve the Master Agreement between us and Venture as well as the transactions contemplated by the Master Agreement as described in the Proxy Statement, was approved by the following vote:

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
987,997	38,211	2,900
          Proposal 2, a proposal to approve, as a part of the Transactions, (i) the sale of $6.35 million in cash of 1,180,000 shares of our Common Stock and/or Common Units of the UPREIT to designees of Venture, (ii) the granting of options to purchase up to 500,000 shares at $7.50 per share of our Common Stock to designees of Venture, and (iii) the issuance by the UPREIT of its Common Units and Preferred Units, which may be redeemed in the future for our Common Stock, upon the contribution to the UPREIT of ownership interests in up to eight wholly-owned and one 7.5% owned commercial office properties by Venture”), was approved by the following vote:

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
984,911	38,792	5,405
          Proposal 3, a proposal to approve, as a part of the Transactions, an advisory agreement between us, the UPREIT and the Advisor, was approved by the following vote:

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
985,026	39,812	4,270
          Proposal 4, a proposal to approve our Reincorporation as a Maryland corporation, by merging with a newly-formed wholly-owned subsidiary Maryland corporation resulting in, among other things, a change in the Company’s name to Pacific Office Properties Trust, Inc., was approved by the following vote:

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
968,846	56,857	3,405
          Proposal 5, a proposal to approve, as part of the Reincorporation, the adoption of a charter and bylaws with the following sub-proposals, was approved by the following vote;

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
969,712	55,281	4,115

Sub-proposal 5A: A proposal to approve changing the authorized shares of our common stock from 10,000,000 shares of Class A Common Stock, no par value per share, and 10,000 shares of Class B Common Stock, no par value per share, to 200,000,000 shares of Common Stock, $.0001 par value per share, 200,000 shares of Class B Common Stock, $.0001 par value per share, and 100,000,000 shares of preferred stock, $.0001 par value per share, and any additional or lesser number of shares as the Board of Directors may hereafter determine, was approved by the following vote;

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
967,815	56,928	4,365
Sub-proposal 5B: A proposal to approve a provision authorizing the Board of Directors to hereafter establish the rights, preferences and powers, and the qualifications, limitations and restrictions, of preferred stock of the Company, including the proportionate voting preferred stock described in the Proxy Statement, was approved by the following vote;

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
966,872	57,621	4,615
Sub-proposal 5C: A proposal to approve the modification of the rights, preferences and powers, and the qualifications, limitations and restrictions, of our Common Stock and Class B Common Stock, was approved by the following vote;

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
963,290	62,048	3,770
Sub-proposal 5D: A proposal to approve the classification of the Board of Directors into three classes, each with a term of three years, was approved by the following vote;

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
963,211	62,252	3,645
          Proposal 6, a proposal to approve the election of four directors to the Board of Directors for one year terms or until their respective successors are elected and qualified. All of the nominees for director listed in the proxy statement were elected pursuant to the process described in the Proxy Statement, with the number of votes cast as follows:

	Votes	Votes
Name of Nominee	“FOR”	“WITHHELD”

Thomas R. Hislop	1,496,736	20,271
Robert L. Blackwell	1,506,181	10,826
Burton P. Freireich	1,506,758	10,249
David W. Miller	1,479,570	37,437
     Proposal 7, a proposal to approve adjournments of the Annual Meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the meeting to approve one or more of the proposals presented at the Annual Meeting, was approved by the following vote:

Shares Voted	Shares Voted	Shares Voted
“FOR”	“AGAINST”	“WITHHELD”
1,455,138	57,843	4,026

          Under applicable law, proposals 1-5 (including sub-proposals 5A-5D) required the affirmative vote of a majority of the shares of the outstanding common stock. With respect to Proposal 6, directors, in order to be elected, must have received the vote of a plurality of the shares present and voting in person or by proxy, where a plurality means receiving the largest number of “For” votes, regardless of whether that constitutes a majority. Proposal 7 required the affirmative vote of a majority of the shares of common stock present or represented by proxy.
Item 5. Other Information.
          Not applicable.
Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Charter (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated March 25, 2008 of the Company).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated March 25, 2008 of the Company).

3.3	Articles Supplementary Classifying and Designating Proportionate Voting Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K dated March 25, 2008 of the Company).

10.1	Advisory Agreement, dated as of March 19, 2008, among Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and Pacific Office Management, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 25, 2008 of the Company).

10.2	Amended and Restated Agreement of Limited Partnership as of March 19, 2008 of Pacific Office Properties, L.P. (Filed herewith).

10.3	Master Registration Rights Agreement, dated as of March 19, 2008 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated March 25, 2008 of the Company).

10.4	Noncompetition Agreement, dated as of March 19, 2008, between Pacific Office Properties, L.P. and Jay H. Shidler (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated March 25, 2008 of the Company).

10.5	Form of Indemnity Agreement, dated as of March 19, 2008 (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated March 25, 2008 of the Company).

14.1	Code of Ethics (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated March 25, 2008 of the Company).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.
Date: May 15, 2008	/s/ James M. Kasim
James M. Kasim
Chief Financial Officer