Form 10KSB/A
period 2007-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2008-08-14
CIK 830748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
(Title of Class)

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     The issuer’s revenues for the fiscal year ended December 31, 2007 were $236,880.
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
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

     Explanatory Note:
     Arizona Land Income Corporation (“AZL”), the predecessor entity to Pacific Office Properties Trust, Inc. (the “Company”), filed its Annual Report on Form 10-KSB for the year ended December 31, 2007 with the SEC on March 12, 2008 (the “Original Filing”). This Amendment No. 1 is filed to correct clerical errors in the Original Filing in the balance sheet of AZL as of December 31, 2007 and statement of stockholders’ equity of AZL for the years ended December 31, 2007 and 2006, both of which are included in Item 7, on the line items “Income taxes payable,” “Net Income,” “Comprehensive Income” and “Balance, December 31, 2007.”
     This Amendment No. 1 does not reflect events that have occurred after the date of the Original Filing and does not modify or update the disclosures in the Original Filing in any way except as specifically described in this Explanatory Note.
     The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits 31.1, 31.2 and 32.1 to the Original Filing have been executed and filed as exhibits to this Amendment No. 1.

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

			DIVIDENDS/
			DISTRIBUTIONS
			DECLARED PER
			SHARE OF
			CLASS A
			COMMON
CALENDAR QUARTER	HIGH	LOW	STOCK (1)
2006
First Quarter	$4.90	$3.20	$0.10
Second Quarter	4.90	3.45	0.10
Third Quarter	4.15	3.40	0.10
Fourth Quarter	18.86	3.76	1.00
2007
First Quarter	15.31	7.00	0.00
Second Quarter	9.37	5.94	0.00
Third Quarter	10.00	5.15	0.00
Fourth Quarter	7.33	3.97	0.05

(1)	See Note 6 to the financial statements included in Item 7.
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

ARIZONA LAND INCOME CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional	Distributions in	Other
	Common Stock		Paid-in	Excess of	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE, December 31, 2005	1,851,125	$185,113	$21,670,997	$(18,899,244)	$—	$2,956,866
Dividends declared	—	—	—	(2,406,334)	—	(2,406,334)
Net income	—	—	—	3,681,459	—	3,681,459

BALANCE, December 31, 2006	1,851,125	$185,113	$21,670,997	$(17,624,119)	$—	$4,231,991
Dividends declared	—	—	—	(92,551)	—	(92,551)
Unrealized loss on available for sale securities	—	—	—	—	(212,472)	(212,472)
Net loss	—	—	—	(684,040)	—	(684,040)

BALANCE, December 31, 2007	1,851,125	$185,113	$21,670,997	$(18,400,710)	$(212,472)	$3,242,928

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
7. LAND HELD FOR SALE
     Land held for sale at December 31, 2007 consisted of the following:

Loan		Company’s	Carrying
Number	Property Description	Participation	Value
17	.01 acres – Southwest corner of I-17 and Deer Valley Road, Phoenix, Arizona	100%	$55,890
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
     Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework         , we concluded that our internal control over financial reporting was effective as of December 31, 2007.
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

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total(1)
Thomas R. Hislop	2007	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
C.E.O.	2006	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

(1)	The Company has no salaried employees. However, under an advisory agreement with ALI, the Company paid ALI a servicing fee for servicing the Company’s First Mortgage Loans. See “Certain Relationships and Related Transactions” set forth in Item 12 of this Report on Form 10-KSB. Mr. Hislop is Treasurer, Vice President and a director of ALI and functions as its Chief Executive Officer. Mr. Hislop received no salary from ALI in 2007 or 2006 and no servicing fee was paid to Advisor in 2007 or 2006.
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
Director Compensation

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Robert L. Blackwell	$10,800	$-0-	$-0-	$-0-	$-0-	$-0-	$10,800
Burton P. Freireich	$10,800	$-0-	$-0-	$-0-	$-0-	$-0-	$10,800
David W. Miller	$10,800	$-0-	$-0-	$-0-	$-0-	$-0-	$10,800

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
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

	Amount and Nature of	Percent of Class A
Name	Beneficial Ownership (1)	Common Stock
Directors and Executive Officers:
Thomas R. Hislop(2)	7,700	*
Burton P. Freireich	125,000	6.8%
Robert L. Blackwell(3)	4,000	*
David W. Miller(4)	1,500	*
Larry P. Staley(5)	10,000	*
All directors and executive officers as a group (6 persons)	148,200	8.0%
5% Holders:
Phillip and Linda Barkdoll(6)	125,000	6.8%
Unless otherwise noted, the address of each person named in the table is 2999 North 44th Street, Suite 100, Phoenix, Arizona 85018.

*	Less than 1%.

(1)	The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but is included in accordance with rules of the Securities and Exchange Commission.

(2)	Includes 1,500 shares held in retirement accounts; 400 shares held in custodian accounts; 4,800 shares held in The Hislop’s Family Trust dated August 5, 2005 of which Mr. Hislop is co-trustee; and 1,000 shares held in the Carol Cain Trust of which Mr. Hislop is trustee.

(3)	Includes 2,900 shares held in the Robert L. and Beverly Blackwell Family Trust, and 1,100 shares held in Mr. Blackwell’s Individual Retirement Account.

(4)	Includes 500 shares held in a custodial account for Mr. Miller’s daughter for which account Mr. Miller serves as custodian.

(5)	Includes 10,000 shares held in the Staley Family Trust dated July 15, 2005 of which Mr. Staley is co-trustee.

(6)	Shares are held by the Barkdoll Family Trust, of which Mr. and Mrs. Barkdoll are the trustees and sole beneficiaries.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 12 th day of March, 2008.

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

Signature	Title	Date
/s/ Thomas R. Hislop	Chairman of the Board	March 12, 2008
Thomas R. Hislop	Chief Financial Officer and Treasurer
(Principal Executive Officer and
Principal Financial Officer)

/s/ Robert Blackwell Robert Blackwell	Unaffiliated Director	March 12, 2008

/s/ Burton P. Freireich Burton P. Freireich	Unaffiliated Director	March 12, 2008

/s/ David W. Miller David W. Miller	Unaffiliated Director	March 12, 2008

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3-A to Amendment No. 3 to S-18 (No. 33-20625).)

3.2	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed March 31, 2005).

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