Form 10-Q
period 2008-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2008-08-14
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2008 there were 3,031,025 shares of common stock, par value $0.0001 per share (the “Common Stock”), and 100 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), issued and outstanding.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
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
     It was determined that the commercial real estate assets contributed by Venture were not under common control. Therefore, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, the entity with the largest equity balance in the UPREIT following the Transactions, Waterfront Partners OP, LLC (“Waterfront”) was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.

ii

PART I – FINANCIAL STATEMENTS
Item 1. Financial Statements.
Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

		Waterfront
	June 30, 2008	December 31, 2007
ASSETS
Investments in real estate, net	$397,482	$59,587
Cash and cash equivalents	11,228	2,619
Restricted cash	5,852	1,708
Rents and other receivables	4,218	1,743
Intangible assets, net	46,664	6,009
Other assets, net	4,265	8,505
Goodwill	59,388	—
Investment in unconsolidated joint ventures	7,738	—

Total assets	$536,835	$80,171

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)
Mortgage and other secured loans	$397,094	$111,000
Unsecured notes payable to related parties	19,736	—
Accounts payable and other liabilities	14,698	5,831
Acquired below market leases, net	13,008	107

Total liabilities	444,536	116,938

Minority Interests	86,142	—

Stockholders’ equity (members’ deficit):
Proportionate Voting Preferred Stock	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2008	—	—
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 3,031,025 shares issued and outstanding at June 30, 2008	185	—
Class B Common Stock, $0.0001 par value, 200,000 shares authorized, 100 shares issued and outstanding at June 30, 2008	—	—
Additional paid-in capital	11,150	—
Retained deficit	(5,178)	—
Members’ deficit	—	(36,767)

Total stockholders’ equity (members’ deficit)	6,157	(36,767)

Total liabilities, minority interests and stockholders’ equity (members’ deficit)	$536,835	$80,171

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Pacific Office Properties Trust, Inc.			Waterfront
		Total(1)
		For the	For the period
		period from	from March	For the period		For the six
	For the three	January 1,	20, 2008	from January	For the three	months
	months ended	2008 through	through June	1, 2008 through	months ended	ended June
	June 30, 2008	June 30, 2008	30, 2008	March 19, 2008	June 30, 2007	30, 2007
Revenue:
Rental	$11,090	$15,502	$12,501	$3,001	$3,169	$6,228
Tenant reimbursements	4,975	7,157	5,587	1,570	1,120	2,316
Parking	2,048	2,874	2,312	562	655	1,322
Interest and other	141	209	180	29	218	112

Total revenue	18,254	25,742	20,580	5,162	5,162	9,978

Operating Expenses:
Rental property operating	10,505	15,345	11,729	3,616	3,461	6,643
General and administrative	1,120	17,408	17,378	30	2,138	2,138
Depreciation and amortization	7,056	8,763	7,936	827	1,057	2,108
Interest	6,653	9,053	7,501	1,552	1,802	3,631
Other	—	143	35	108	—	—

Total operating expenses	25,334	50,712	44,579	6,133	8,458	14,520

Loss before equity in loss of unconsolidated joint ventures and minority interests	(7,080)	(24,970)	(23,999)	(971)	(3,296)	(4,542)

Equity in loss of unconsolidated joint ventures	(26)	(29)	(29)	—	—	—

Loss before minority interests	(7,106)	(24,999)	(24,028)	(971)	(3,296)	(4,542)
Minority interests	5,148	18,850	18,850	—	—	—

Net loss	$(1,958)	$(6,149)	$(5,178)	$(971)	$(3,296)	$(4,542)

Priority allocation to preferred unit holders	—	(493)	—	(493)	568	—

Net loss available to common stockholders - basic and diluted	$(1,958)	$(6,642)	$(5,178)	$(1,464)	$(2,728)	$(4,542)

Net loss per common share - basic and diluted	$(0.65)		$(1.71)

Weighted average number of common shares outstanding - basic and diluted	3,031,125		3,031,125

Net loss per Common Unit				$(0.42)	$(0.78)	$(1.30)

Weighted average number of Common Units outstanding - basic and diluted				3,494,624	3,494,624	3,494,624

(1)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated results of operations of Waterfront for the period from January 1, 2008 through March 19, 2008 and the consolidated results of operations of the Company for the period from March 20, 2008 through June 30, 2008.
See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Pacific Office Properties Trust, Inc.		Waterfront
	Total(2)
	For the	For the period	For the period
	period from	from March	from January	For the six
	January 1,	20, 2008	1, 2008	months
	2008 through	through June	through March	ended June
	June 30, 2008	30, 2008	19, 2008	30, 2007
Operating activities
Net loss	$(6,149)	$(5,178)	$(971)	$(4,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,763	7,936	827	2,108
Interest amortization	251	251	—	—
Share based compensation charge attributable to the Transaction	16,194	16,194	—	—
Other share based compensation	13	13	—	—
Minority interests	(18,850)	(18,850)	—	—
Below market lease amortization, net	(1,001)	(954)	(47)	(92)
Equity in net loss of unconsolidated joint ventures	29	29	—	—
Net distributions received from unconsolidated joint ventures	112	112	—	—
Other	365	(3)	368	12
Changes in operating assets and liabilities:
Rents and other receivables	1,324	890	434	(426)
Other assets	682	138	544	1,054
Accounts payable and other liabilities	907	1,124	(217)	114

Net cash provided by (used in) operating activities	2,640	1,702	938	(1,772)

Investing activities
Acquisition and improvement of real estate	(3,724)	(3,697)	(27)	(318)
Increase in leasing commissions	(343)	(343)	—	—
Deferred acquisition costs and other	(4,059)	—	(4,059)	—
(Increase) decrease in restricted cash	(1,382)	(724)	(658)	389

Net cash (used in) provided by investing activities	(9,508)	(4,764)	(4,744)	71

Financing activities
Proceeds from issuance of equity securities	6,350	6,350	—	—
Cash held by properties upon Effective Date	7,178	7,178	—	—
Repayment of mortgage notes payable	(74)	(74)	—	—
Deferred financing costs	(752)	(752)	—	—
Security deposits	33	33	—	—
Equity contributions	4,167	—	4,167	2,136
Equity distributions	(1,425)	—	(1,425)	—

Net cash provided by financing activities	15,477	12,735	2,742	2,136

Increase (decrease) in cash and cash equivalents	8,609	9,673	(1,064)	435

Balance at beginning of period	2,619	1,555	2,619	4,548

Balance at end of period	$11,228	$11,228	$1,555	$4,983

Supplemental cash flow information
Interest paid	$8,061	$6,096	$1,965	$3,631

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Assets, net, acquired on the Effective Date		$484,325	$—	$—

Liabilities, net, assumed on the Effective Date		$325,985	$—	$—

Issuance of unsecured notes payable to related parties to acquire managing interests in joint ventures		$3,041	$—	$—

Issuance of common units to acquire managing joint venture interests		$4,824	$—	$—

(2)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated cash flows of Waterfront for the period from January 1, 2008 through March 19, 2008 and the consolidated cash flows of the Company for the period from March 20, 2008 through June 30, 2008.
See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
1. Organization and Ownership
     Pacific Office Properties
     Unless the context otherwise requires, the terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc. (the “Company”) and Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”). Through our controlling interest in the Operating Partnership, of which we are the sole general partner and hold a 17.49% common ownership interest as of June 30, 2008, and the subsidiaries of our Operating Partnership, we own, manage, lease and acquire commercial real estate office properties located in Southern California, Honolulu and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”), for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler and certain related parties of The Shidler Group.
     Through our Operating Partnership, as of June 30, 2008, we own whole interests in eight office properties, and managing ownership interests in five joint ventures holding eight office properties, comprising approximately 3.3 million square feet of rentable area in Honolulu, San Diego and Phoenix metropolitan areas (the “Property Portfolio”). Our property statistics as of June 30, 2008 are as follows:

			TOTAL
	NUMBER OF		PORTFOLIO
	PROPERTIES	BUILDINGS	SQ. FT.
Wholly-owned properties	8	11	2,257,767
Unconsolidated joint venture properties	8	14	1,065,253

Total	19	25	3,323,020

     Transactions
     On March 19, 2008 (the “Effective Date”), the transactions (the “Transactions”) contemplated by that certain Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”), between Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), were consummated whereby substantially all of the assets and certain liabilities of AZL and substantially all of the commercial real estate assets and related liabilities of Venture were contributed into a newly formed umbrella partnership, the Operating Partnership, in which the Company and Venture became the sole general partner and limited partner in the Operating Partnership, respectively, with corresponding 18.25% and 81.75% common ownership interests in the Operating Partnership. The commercial real estate assets of Venture contributed to the Operating Partnership consisted of its ownership interests in eight office properties and a 7.5% joint venture interest in one office property, including rights to manage its day-to-day operations (the “Contributed Properties”). The agreed upon gross asset value of the Contributed Properties, including related intangible assets, pursuant to the Master Agreement, was $562.95 million. The aggregate net asset value of the Contributed Properties, including related intangible assets, was $151.51 million on the Effective Date. In exchange for its contribution to the Operating Partnership, Venture received 13,576,165 common limited partner unit interests (“Common Units”) and 4,545,300 convertible preferred limited partner unit interests (“Preferred Units”) in our Operating Partnership with a total combined value upon the Effective Date equal to the net asset value, following all required prorations and adjustments, of the Contributed Properties. The assets of AZL contributed into the Operating Partnership primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. The aggregate net asset value of substantially all of the assets and certain liabilities of AZL, excluding the proceeds received from the issuances of our common stock on the Effective Date, as described below, was $3.03 million on the Effective Date.

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
     The Preferred Units comprised 71.01% of the total estimated fair value of the units issued in the Transactions. The Preferred Units have a liquidation preference of $25.00 per unit. The Preferred Units are initially convertible into 7.1717 Common Units, but no earlier than two years after the Effective Date, and until an underwritten public offering (of at least $75 million) by us of our common stock is consummated. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions and priority over Common Units and also the common stock in the event of a liquidation of the Operating Partnership.
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
     As of June 30, 2008, Venture owned 46,173,693 shares of our common stock assuming that all Operating Partnership units were fully exchanged on such date, notwithstanding the prohibition on exchange for at least two years after the Transactions in the case of the Common Units, and for at least three years, in the case of the Preferred Units. Further, as a result of the Transactions, assuming the immediate exchange of all the Operating Partnership units, Venture and its related parties control approximately 94.48% of the total voting power and economic interest in our Company, and other holders of Common Units and our stockholders control approximately 5.52% of the total voting power and economic interest in our Company.
     As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain members of Venture in the aggregate principal amount of $16.695 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the interest payments for any or all periods up until the date of maturity. The promissory notes mature March 19, 2013, subject to the Operating Partnership’s option to extend maturity for one additional year, and subject to acceleration upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.
     As part of the Transactions, we issued one million shares of our common stock to related party designees of Venture for $5.00 per share in cash, or $5 million in aggregate. Further, we issued 180,000 shares of our common stock to an unrelated third party designee of Venture for $7.50 per share in cash, or $1.35 million in aggregate. Additionally, we granted options to related party designees of Venture to purchase up to 500,000 additional shares of our common stock for up to $3.75 million in the aggregate. However, these options were not exercised and expired on June 19, 2008. We contributed the proceeds received from these common stock issuances, along with substantially all of our assets and certain liabilities, to the Operating Partnership on the Effective Date.

     Since the Effective Date substantially all of our operations have been carried out through the Operating Partnership and its subsidiaries.
     In accordance with the partnership agreement of the Operating Partnership (the “Partnership Agreement”), we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners.  As the sole general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to make sufficient distributions to avoid any federal income or excise tax at the company level.
     As a part of the Transactions, we reincorporated as a Maryland corporation, by merging with a newly-formed wholly-owned subsidiary (the “Reincorporation”). As a result of the Reincorporation, we became governed by a new Charter and Bylaws, each of which have provisions materially different from those provisions of AZL’s Charter and Bylaws.
     Advisor
     We are externally advised by the Advisor; an entity owned and controlled by Mr. Shidler and certain related parties of The Shidler Group. Pursuant to that certain Advisory Agreement by and among us, the Operating Partnership and the Advisor, dated as of March 19, 2008 (the “Advisory Agreement”), the Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs. The Advisor is entitled to an annual base management fee of $1.5 million per year and a supplemental management fee, in the event that the aggregate gross asset value, excluding depreciation, of our real property exceeds $1.5 billion. The supplemental management fee is an annual amount equal to one tenth of one percent (0.1%) of the amount by which our aggregate gross asset value exceeds $1.5 billion. The foregoing base management fee and supplemental management fees are subject to reduction based upon the amounts of certain direct costs that we bear. Additionally, the Advisor and its affiliates are entitled to receive real property transaction management fees and property management fees, respectively, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located, for performing real property transaction management services for us. Pursuant to the Advisory Agreement, the Advisor shall bear the cost for any expenses incurred by the Advisor in the course of performing its advisory services for the Company.
     The Advisory Agreement terminates on March 19, 2018. Prior to that date, however, the Company retains the right to terminate the Advisory Agreement upon 30 days’ written notice. Should the Company decide to terminate the Advisory Agreement for reasons other than cause, the Company would be obligated to pay the Advisor a termination fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. Further, the Advisor retains the right to terminate the Advisory Agreement upon 30 days’ prior written notice in the event the Company defaults in the performance or observance of any material provision of the Advisory Agreement.
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
     The Waterfront Property, in addition to the remaining Contributed Properties, was contributed to the Operating Partnership by Venture pursuant to the Master Agreement.

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
     As further described in the Explanatory Note on page ii of this Quarterly Report on Form 10-Q, Waterfront was designated as the acquiring entity in the business combination for accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q. Explanatory notations have been made where appropriate in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.
     The financial statements of the Company for all periods presented herein and the financial information of Waterfront for the period from January 1, 2008 through March 19, 2008, for the three months ended June 30, 2007 and for the six months ended June 30, 2007 have not been audited by an independent registered public accounting firm. Further, the interim results of operations for the aforementioned periods are not necessarily indicative of the results of operations that might be expected for a given fiscal year. The balance sheet data of Waterfront as of December 31, 2007 has been derived from its audited financial statements but does not include all disclosures required by GAAP.
     The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 of AZL filed with the SEC and the Explanatory Note on page ii of this Quarterly Report on Form 10-Q.
     Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation with no corresponding net effect on the previously reported consolidated results of operations or financial position of the Company.
Principles of Consolidation
     The accompanying consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, effective April 1, 2008, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-5, or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to EITF Issue No. 04-5.
Investment in Unconsolidated Joint Ventures
     In accounting for investments in joint ventures, we apply EITF 04-5, which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.

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
     Investment in unconsolidated joint ventures is initially recorded at cost and is subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or received from, the joint ventures and other adjustments, all in Investment in unconsolidated joint ventures in the consolidated balance sheets. We record distributions of operating profit from our investment as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the consolidated statements of cash flows. A description of our impairment testing and policy is set forth in this note “2. Summary of Significant Accounting Policies – Impairment” of this Quarterly Report on Form 10-Q.
     The difference between the initial cost of the investment in our joint ventures included in our consolidated balance sheet and the underlying equity in net assets of the respective joint ventures (“JV Basis Differential”) is amortized as an adjustment to equity in net income or net loss of the joint ventures in our consolidated statement of operations over the estimated useful lives of the net assets of the respective joint ventures, which is 40 years.
     Our investment in joint ventures is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures. We evaluated our investment in each of our joint ventures and have concluded that they are not variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. Our joint venture partners have substantive participating rights including approval of and participation in setting operating budgets.
Income Taxes
     We are taxed as a REIT within the meaning of Section 856(a) of the Internal Revenue Code.  As a REIT, we generally are not subject to federal income tax.  To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our REIT taxable income at regular corporate rates.  We may also be subject to certain state, local and franchise taxes.  Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income.
     Pursuant to amendments to the Internal Revenue Code that became effective January 1, 2001, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of June 30, 2008, none of our subsidiaries are considered a TRS.
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

Waterfront
     We computed net loss per Common Unit for the periods prior to the Transactions by increasing the historical net loss of Waterfront by the 2% cumulative distributions payable on the Preferred Units received by the former owners of Waterfront and dividing that total by the weighted average number of Common Units received by the former owners of Waterfront. We did not include the dilution impact of the Preferred Units as the impact of such units would have been anti-dilutive.
Real Estate Properties
     Acquisitions
     In accordance with SFAS No. 141, Business Combinations, acquisitions are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.
     Investments in real estate are stated at cost, less accumulated depreciation and amortization, except for certain assets comprising the Contributed Properties, which are stated at their historical net cost basis as those certain assets were deemed to have been part of a transaction entered into by and between parties under common control. Additions to land, buildings and improvements, furniture, fixtures and equipment are recorded at cost.
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
     Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above and below-market lease amounts are reflected in Acquired below market leases, net in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.
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
     In accordance with SFAS No 142, Goodwill and Other Intangible Assets, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing and policy is set forth in this note “2. Summary of Accounting Policies – Impairment” of this Quarterly Report on Form 10-Q.
     Depreciation
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
     Pro Forma Financial Information
     The following unaudited supplemental pro forma information is presented for the three and six months ended June 30, 2008 and 2007, as if the Transactions had occurred on January 1, 2008 and 2007, respectively.
     Pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the Transactions been consummated when indicated, nor does it purport to represent the results of the operations for future periods:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited and in thousands, except per share data)

Pro forma revenue	$18,254	$16,253	$35,962	$32,697

Pro forma net loss - basic and diluted	$(1,958)	$(1,226)	$(6,564)	$(5,789)

Pro forma net loss per share - basic and diluted	$(0.65)	$(0.40)	$(2.17)	$(1.91)

  The revenues and expenses attributable to the Contributed Properties are included in the Company’s historical results of operations from the Effective Date.
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
     All tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, rental income is recognized on a straight-line basis over the terms of the related leases. Straight line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in rents and other receivables, net, on the accompanying consolidated balance sheets. Where we have determined that collectability is reasonably assured, reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.
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
Impairment
     As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no indications of impairment were identified for the periods presented in the accompanying consolidated statements of operations.
     Goodwill is reviewed for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment at the “reporting unit” level. A reporting unit is the operating segment or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the reporting unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, an impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its fair value. We believe that our carrying amount of goodwill is not impaired as of June 30, 2008.
     On a periodic basis, we assess whether there are any indicators that may lead us to believe that the value of our investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary.

To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. We believe that none of our investments in unconsolidated joint ventures was impaired as of June 30, 2008.
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
Stock-Based Compensation
     SFAS No. 123R, Stock-Based Compensation, requires all share-based payments to employees to be recognized in the statement of operations based on their fair values.
Segments
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments, products and services, geographic areas and major customers. Segment information is prepared on the same basis that our chief operating decision makers review information for decision making purposes. Our chief operating decision makers view our commercial office real estate portfolio as one segment, all of which are located domestically. Additionally, no single tenant accounts for 10% or more of our total revenues.

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
SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We have not elected the fair value option for any of our existing financial instruments as of January 1, 2008 and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future. Accordingly, our adoption of SFAS No. 159 did not have a material impact on our consolidated results of operations, financial position or cash flow.
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

SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009. We expect to adopt SFAS No. 141R on January 1, 2009. We believe that such adoption could materially impact our future consolidated financial results to the extent that we acquire significant amounts of real estate or real estate related businesses, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets or real estate related businesses acquired. Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of SFAS No. 141R could materially impact our future consolidated financial results, as our existing investment would be adjusted to fair value at the date of acquisition of the controlling interest.
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
3. Investments in Real Estate
         Our investments in real estate, net, at June 30, 2008, and that of Waterfront at December 31, 2007, are summarized as follows (in thousands):

		WATERFRONT
	JUNE 30, 2008	DECEMBER 31, 2007
Land and land improvements	$76,197	$452
Building and building improvements	303,014	60,910
Tenant improvements	24,683	5,808
Furniture, fixtures and equipment	1,166	729
Construction in progress	5,846	474

Investments in real estate	410,906	68,373
Less: accumulated depreciation	(13,424)	(8,786)

Investments in real estate, net	$397,482	$59,587

Acquisitions of Consolidated Properties
     In accordance with SFAS No. 141, Business Combinations, the entity with the largest equity balance, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes, and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture and substantially all of the assets and certain liabilities of AZL were deemed to be businesses to be acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the net assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control.

In accordance with EITF No. 90-5; Exchanges of Ownership Interests between Entities under Common Control, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.
     In accordance with EITF No. 99-12; “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the price of the common stock of AZL was determined to be $5.10 per share at the Effective Date. The fair value of a Preferred Unit at the Effective Date was estimated to be $37.31 after taking into account the AZL common stock price of $5.10, determined under EITF No. 99-12, and various other factors that determine the value of a convertible security.
Acquisitions of Unconsolidated Joint Ventures
     On April 30, 2008, following exercise of an option granted to us by Venture and its affiliates as part of the Transactions (the “Option”), we consummated the acquisition through the Operating Partnership of a 32.167% managing ownership interest in a joint venture (the “POP San Diego I Joint Venture”) holding a portfolio of three commercial office buildings totaling approximately 54,000 rentable square feet located in San Diego, California. We acquired the ownership interest pursuant to the Option and assumed the rights and obligations of Shidler West Investment Partners, L.P., a California limited partnership (“SWIP”), an affiliate of The Shidler Group (“Shidler Affiliate”), under a previously executed purchase and sale agreement. The acquisition price for the ownership interest was $2.6 million. Our purchase price was funded by issuing approximately 396,500 Common Units. The Common Units were valued at $6.5589 per unit, based on the average closing price of our common stock for the trading days occurring within the 20 day period preceding the closing date of the transaction. We accounted for the issuance of our Common Units in accordance with EITF No. 99-12.
     Additionally, on April 30, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition through the Operating Partnership of a 17.5% managing ownership interest in a joint venture of a commercial office building totaling approximately 220,000 rentable square feet located in Phoenix, Arizona (the “Black Canyon Corporate Center”). The acquisition price for the Black Canyon Corporate Center was $1.03 million, payable in the form of a subordinated note issued by the Operating Partnership to a related party of the Company. The purchase price for the Black Canyon Corporate Center was approximately equal to the Shidler Affiliates’ cost of investment in the Black Canyon Corporate Center.
     On May 23, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition through the Operating Partnership of a 7.5% managing ownership interest in a joint venture holding a commercial office building and a separate parking and retail complex totaling approximately 355,000 rentable square feet of office space and approximately 15,000 rentable square feet of retail space, located in Phoenix, Arizona (the “US Bank Center”). The acquisition price for the US Bank Center was $1.22 million, payable in the form of a subordinated note issued by the Operating Partnership to a related party of the Company. The purchase price for US Bank Center was approximately equal to the Shidler Affiliates’ cost of investment in the US Bank Center.
     Additionally, on May 23, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition through the Operating Partnership of a 17.5% managing ownership interest in a joint venture holding a commercial office building totaling approximately 152,000 rentable square feet, located in Honolulu, Hawaii (the “Kalakaua Business Center”). The acquisition price for the Kalakaua Business Center was $0.79 million, payable in the form of a subordinated note issued by the Operating Partnership to a related party of the Company. The purchase price for the Kalakaua Business Center was approximately equal to the Shidler Affiliates’ cost of investment in the Kalakaua Business Center.
     On May 30, 2008, the POP San Diego I Joint Venture consummated the acquisition of two commercial office buildings totaling approximately 49,000 rentable square feet located in San Diego, California (the “Scripps Ranch Business Park”). Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of SWIP under the purchase and sale agreement. The POP San Diego I Joint Venture acquired the Scripps Ranch Business Park for approximately $2.8 million in cash, including customary closing costs, and the assumption of approximately $5.3 million of existing mortgage indebtedness.

     On June 19, 2008, the POP San Diego I Joint Venture acquired two commercial office buildings totaling approximately 81,000 rentable square feet located in San Diego, California. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of SWIP, under the respective purchase and sale agreements. The acquisition price for such buildings was approximately $19.15 million including assumption of approximately $12.7 million of mortgage debt and customary closing costs. The purchase price was funded by the Operating Partnership issuing approximately 327,000 Common Units. The Common Units were valued at $6.8107 per unit, based on the average closing price of our common stock for the trading days occurring within the 20 day period preceding the closing date of the transaction. We accounted for the issuance of our Common Units in accordance with EITF No. 99-12.
     We account for our investment in joint ventures under the equity method of accounting.
4. Intangible Assets and Liabilities
     Our identifiable intangible assets and liabilities at June 30, 2008, and that of Waterfront at December 31, 2007, are summarized as follows (in thousands):

		Waterfront
	June 30, 2008	December 31, 2007
Acquired leasing commissions
Gross amount	$8,669	$3,109
Accumulated amortization	(2,188)	(1,688)

Net balance	$6,481	$1,421

Acquired leases in place
Gross amount	$18,335	$4,165
Accumulated amortization	(3,918)	(2,080)

Net balance	$14,417	$2,085

Acquired legal and marketing costs
Gross amount	$1,413	$230
Accumulated amortization	(327)	(200)

Net balance	$1,086	$30

Acquired tenant relationship costs
Gross amount	$19,027	$—
Accumulated amortization	(657)	—

Net balance	$18,370	$—

Acquired other intangibles
Gross amount	$6,587	$2,692
Accumulated amortization	(277)	(219)

Net balance	$6,310	$2,473

Intangible assets, net	$46,664	$6,009

Acquired below market leases
Gross amount	$14,013	$447
Accumulated amortization	(1,005)	(340)

Acquired below market leases, net	$13,008	$107

     We recognized accretion of acquired below market leases, net of acquired above market leases, of $0.812 million for the three months ended June 30, 2008. Waterfront recognized accretion of acquired below market leases, net of acquired above market leases, of $0.044 million for the three months ended June 30, 2007. The accretion of acquired above and below market leases is included in rental revenue in the accompanying consolidated statements of operations.
     We recognized amortization of acquired intangible assets, including acquired leasing commissions, acquired leases in place, acquired legal and marketing costs, acquired tenant relationship costs, and acquired other intangibles of $3.052 million for the three months ended June 30, 2008. Waterfront recognized amortization of acquired intangible assets of $0.287 million for the three months ended June 30, 2007. The amortization of acquired intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.
5. Investment in Unconsolidated Joint Ventures
     We own managing interests in five joint ventures, along with our co-investment partners, consisting of eight office properties, including fourteen office buildings, comprising approximately 1.07 million leasable square feet. Our ownership interest percentages in these joint ventures range from approximately 7.50% to 32.17%.  In exchange for our managing ownership interest and related equity investment in these joint ventures, we are entitled to preferential allocations of earnings and cash flows from each respective joint venture. We are also entitled to incentive interests in excess of our ownership percentages ranging from approximately 21.41% to 33.75%, subject to returns on invested capital.
The condensed combined balance sheet for these unconsolidated joint ventures at June 30, 2008 is as follows (in thousands):

ASSETS
Investments in real estate	$158,119
Less: accumulated depreciation and amortization	(13,613)

Investments in real estate, net	144,506
Cash and cash equivalents, including restricted cash	5,551
Rents and other receivables	2,782
Other assets	6,542

Total assets	$159,381

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$132,150
Accounts payable and other liabilities	5,233
Acquired below market leases, net	4,222

Total liabilities	141,605

Members’ Equity	17,776

Total liabilities and members’ equity	$159,381

The condensed combined statement of operations for these unconsolidated joint ventures for the three months ended June 30, 2008 is as follows (in thousands):

Revenue:
Rental	$3,163
Tenant reimbursements	489
Parking	168
Interest and other	118

Total revenue	3,938

Operating Expenses:
Rental property operating	1,760
General, administrative and other	142
Depreciation and amortization	1,768
Interest	1,374

Total operating expenses	5,044

Net loss	$(1,106)

Initial Company share based on ownership interest percentages	$(135)
Adjustments for preferential allocations, incentive interests and other	109

Equity in net loss of unconsolidated joint ventures	$(26)

     At June 30, 2008, the JV Basis Differential, net, was approximately $0.556 million and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. For the three months ended June 30, 2008, we recognized approximately $0.002 million of amortization expense attributable to the JV Basis Differential, which is included in Equity in net loss of unconsolidated joint ventures in our consolidated statement of operations.
6. Mortgage and Other Secured Loans
     As of June 30, 2008, our mortgage and other secured loans were secured by real property owned by us. A summary of our mortgage and other secured loans at June 30, 2008 is as follows (in thousands):

	OUTSTANDING	UNAMORTIZED
	PRINCIPAL	PREMIUM		INTEREST RATE	MATURITY
PROPERTY	BALANCE	(DISCOUNT)	NET	AT JUNE 30, 2008	DATE	AMORTIZATION
Clifford Center	$3,870	$—	$3,870	7.2500%	08/15/08	183 months
Davies Pacific Center	95,000	(1,127)	93,873	5.8600%	11/11/16	Interest Only
First Insurance Center	38,000	(701)	37,299	5.7350%	01/01/16	Interest Only
First Insurance Center	14,000	(261)	13,739	5.3950%	01/06/16	Interest Only
Pacific Business News Building	11,867	86	11,953	6.9800%	04/06/10	360 months
Pan Am Building	60,000	(45)	59,955	6.1700%	08/11/16	Interest Only
Waterfront Plaza	100,000	—	100,000	6.3735%	09/11/16	Interest Only
Waterfront Plaza	11,000	—	11,000	6.3735%	09/11/16	Interest Only
City Square	27,500	(288)	27,212	5.5772%	09/01/10	Interest Only
City Square	26,612	—	26,612	LIBOR + 2.35%	09/01/10	Interest Only
Sorrento Technology Center	11,800	(219)	11,581	5.7500%	01/11/16	Interest Only

Total	$399,649	$(2,555)	$397,094

     The lenders’ security for notes payable, with the exception of Clifford Center, is the secured property and, in some instances, cash reserve accounts. The lenders’ security for the Clifford Center note payable is the leasehold property as well as guaranties from affiliates of the Company. The Operating Partnership indemnifies the Company affiliates for these guarantees.
     We expect to extend the Clifford Center loan prior to its maturity date of August 15, 2008.
     The scheduled maturities for our mortgages and notes payable for the periods succeeding June 30, 2008 are as follows (in thousands):

AS OF
JUNE 30,
2008
2008	$3,938
2009	146
2010	65,765
2011	—
2012	—
Thereafter	329,800

$399,649

7. Unsecured Notes Payable to Related Parties
     As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain affiliates of Venture and Mr. Shidler in the aggregate principal amount of $16.695 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature March 19, 2013, but the Operating Partnership may elect to extend maturity for one additional year, and maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.
     In connection with the joint venture acquisitions of the Black Canyon Center, US Bank Center and Kalakaua Business Center properties, the Operating Partnership issued promissory notes in principal amounts of $1.03 million, $1.22 million and $0.79 million, respectively (collectively, the “Acquisition Notes”). The Acquisition Notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the right of the Operating Partnership to defer the payment of interest for any or all periods up until the date of maturity. The Acquisition Notes mature five years from their respective date of issuance, but the Operating Partnership may elect to extend maturity for one additional year, and maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The Acquisition Notes are unsecured obligations of the Operating Partnership.
     At June 30, 2008, $0.356 million of accrued interest attributable to unsecured promissory notes payable to related parties of the Company is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
8. Derivative Instruments
     On August 18, 2005, Waterfront purchased an interest rate cap agreement from a financial institution on $28.5 million of its debt. The agreement caps interest paid at 5% until September 1, 2008. The difference between the book value and the fair market value of the interest rate cap agreement at June 30, 2008 was not significant.

9. Commitments and Contingencies
Minimum Future Ground Rents
     We have ground lease agreements for both our Clifford Center and Waterfront properties. The following table indicates our future minimum ground lease payments for the periods succeeding June 30, 2008 (in thousands):

AS OF
JUNE 30,
2008
For the year ending:
2008	$930
2009	2,306
2010	2,430
2011	2,440
2012	2,451
Thereafter	220,740

$231,297

     The Clifford Center property ground lease expires May 31, 2035. The annual rental obligation is a combination of a base rent amount plus 3% of base rental income from tenants. On June 1, 2016 and 2026, the annual rental obligation will reset to an amount equal to 6% of the fair market value of the land. However, the ground rent cannot be less than the rent for the prior period. For the period prior to June 1, 2016, we have only included the base rent component in the minimum future payments. For the periods succeeding May 31, 2016, we estimated the annual minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period.
     The Waterfront Property ground lease expires December 31, 2060. The annual rental obligation resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to 8.0% of the fair market value of the land. However, the ground lease rent cannot be less than the rent for the prior period. For the periods succeeding December 31, 2035, we estimated the annual minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period.
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
Concentration of Credit Risk
     Our operating properties are located in Honolulu, San Diego, and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the markets in which the tenants operate. No single tenant accounts for 10% or more of our total revenues.
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

Conditional Asset Retirement Obligations
     We follow FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. No major renovation or demolition of any of our properties is contemplated at the present time. As of June 30, 2008 the obligations to remove the asbestos from these properties have indeterminable settlement dates and, therefore, we are unable to reasonably estimate the fair value of the conditional asset retirement obligation.
     Clifford Center Ground Lease
     We are subject to a surrender clause under the Clifford Center property ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land if we have not complied with certain other provisions of the ground lease. These provisions require us to: (1) only make significant improvements or alterations to the building under the supervision of a licensed architect and/or structural engineer with lessor’s written approval; (2) comply with the Americans with Disabilities Act of 1990; and (3) comply with all federal, state, and local laws regarding the handling and use of hazardous materials. The requirement to remove the improvements is contingent, first, on our failure to comply with the terms of the lease and, second, upon the cost of compliance with the lease exceeding the estimated value of the improvements. We believe that we are in substantial compliance with the Americans with Disabilities Act of 1990, all work is supervised by licensed professionals, and we are not aware of any violations of laws regarding the handling or use of hazardous materials at the Clifford Center property. If we fail to satisfy any of these requirements in the future, the obligation is still subject to the lessor’s decision to require the improvements to be removed. As a result, we believe that it is improbable that there will ever be an obligation to retire the Clifford Center improvements pursuant to this provision.
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
     Restaurant Row Theatre Venture Lease Termination
     We entered into a Termination of Lease Agreement on October 29, 2007 with a tenant that has been leasing 21,541 square feet at the Waterfront Property under a long term lease since 1993, at rates that we believe are currently below market rates. The Termination of Lease Agreement provides us with the option to terminate the lease within one year of the agreement date with 70 days advance written notice to the tenant and, when terminated, to pay a lease termination fee to the tenant in the amount of $2.45 million. A deposit of $0.245 million has been placed in escrow. The remaining balance due at termination of $2.205 million has been included in accounts payable and other liabilities on the accompanying consolidated balance sheets at December 31, 2007 and June 30, 2008. We anticipate reaching an agreement with the tenant that would extend our option period to terminate the lease through July 31, 2009.

Purchase Commitments
     We are required by certain leases and loan agreements to complete tenant and building improvements. As of June 30, 2008, this amount is estimated to be $6.597 million.
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
10. Description of Equity Securities and Calculation of Minority Interests and Earnings per Share
     The partnership interests of our Operating Partnership are divided into three classes: (i) the general partnership interest; (ii) the limited partnership interest or Common Units; and (iii) the Preferred Units. The general partnership interest may be expressed as a number of Common Units, Preferred Units or any other Operating Partnership unit. The general partnership interest is denominated as a number of Common Units equal to the number of shares of common stock outstanding as of the Effective Date.
     The Preferred Units are convertible into 7.1717 Common Units, but no earlier than March 19, 2010, and until an underwritten public offering (of at least $75 million) by us of our common stock is consummated. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from a Preferred Unit to Common Units. The Preferred Units have fixed rights to annual distributions of 2% and priority over Common Units and also the common stock in the event of a liquidation of the Operating Partnership. The Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than March 19, 2010. At June 30, 2008, the cumulative unpaid distributions attributable to the Preferred Units were $0.641 million.
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
     Minority interests include the interests in our Operating Partnership that are not owned by us, which amounted to 82.51% of the Common Units and all of the Preferred Units outstanding as of June 30, 2008. During the three months ended June 30, 2008, no Operating Partnership units were redeemed and 723,102 Common Units were issued.  As of June 30, 2008, 46,896,795 shares of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.

     We present both basic and diluted earnings per share.  EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  Net income or loss in our Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their ownership percentages in our Operating Partnership of 17.49% and 82.51%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in our Operating Partnership.
     We computed net loss per Common Unit for the periods prior to the Transactions by increasing the historical net loss of Waterfront by the 2% cumulative dividend payable on the Preferred Units received by the former owners of Waterfront and dividing that total by the weighted average number of Common Units received by the former owners of Waterfront. We did not include the dilution impact of the Preferred Units as the impact of such units would have been anti-dilutive.
     The effect of dilutive securities was not included in the diluted earnings per share calculation as their effect is antidilutive.
     Outstanding Preferred Units of the Operating Partnership are convertible into Common Units, but no earlier than two years after the Effective Date and until an underwritten public equity offering of our common stock in an amount equal to or greater than $75 million is consummated, which is a contingent event. These Common Units will become exchangeable for shares of our Common Stock one year after such conversion. Preferred Units outstanding at June 30, 2008 represent 32,597,528 common share equivalents, on an as-if converted basis. The probability that this contingency will be satisfied is currently not determinable. Accordingly, the Preferred Units, on an as-if converted basis, have not been included in our calculation of diluted earnings per share, including our calculation of the weighted average number of common and common equivalent shares outstanding.
11. Related Party Transactions
     We are externally advised by the Advisor and certain related parties of The Shidler Group. Pursuant to the Advisory Agreement among us and the Advisor, dated as of the Effective Date, the Advisor is entitled to an annual base management fee of $1.5 million per year and a supplemental management fee, in the event that the aggregate gross asset value, excluding depreciation, of our real property exceeds $1.5 billion. The supplemental management fee is an annual amount equal to one tenth of one percent (0.1%) of the amount by which our aggregate gross asset value exceeds $1.5 billion. The foregoing base management fee and supplemental management fees are subject to reduction based upon the amounts of certain direct costs that we bear. Additionally, the Advisor is entitled to receive real property transaction management fees, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located, for performing real property transaction management services for us. Affiliates of the Advisor are also entitled to receive property management fees for property management services for all of our properties based on the prevailing market rates for similar services provided on an arms-length basis. During the three months ended June 30, 2008, we incurred $0.188 million, net, in base management fees attributable to our Advisor which have been included in general and administrative expenses in the accompanying consolidated statements of operations. No other amounts were incurred under the Advisory Agreement during the period from three months ended June 30, 2008.

     We, and Waterfront, paid amounts to affiliated entities for services provided relating to leasing, property management and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

			WATERFRONT
			For the period
			from January
		For the period	1, 2008	For the three	For the six
	For the three	from March 20,	through	months	months
	months ended	2008 through	March 19,	ended June	ended June
	June 30, 2008	June 30, 2008	2008	30, 2007	30, 2007
Property Management Fees	$805	$950	$163	$230	$362
Leasing Commissions	63	187	—	79	85
Advisory Fee	188	188	—	—	—
Interest	27	27	—	—	—
Professional Fees	20	21	3	2	3

Total	$1,103	$1,373	$166	$311	$450

     Leasing commissions are capitalized as deferred leasing costs and included in intangible assets, net, in the accompanying consolidated balance sheets. These costs are amortized over the life of the related lease.
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
     We lease commercial office space to affiliated entities. The annual rents from these leases totaled $0.162 million for the three months ended June 30, 2008.
     On April 30, 2008, we consummated the acquisition through the Operating Partnership of a 32.167% managing ownership interest in the POP San Diego I Joint Venture holding a portfolio of three commercial office buildings totaling approximately 54,000 rentable square feet located in San Diego, California. We acquired the ownership interest pursuant to the Option and assumed the rights and obligations of SWIP under a previously executed purchase and sale agreement. The acquisition price for the ownership interest was $2.6 million. Our purchase price was funded by issuing approximately 396,500 Common Units. The Common Units were valued at $6.5589 per unit, based on the average closing price of our common stock for the trading days occurring within the 20 day period preceding the closing date of the transaction.
     Additionally, on April 30, 2008, we consummated the acquisition through the Operating Partnership of a 17.5% managing ownership interest in a joint venture holding the Black Canyon Corporate Center with certain Shidler Affiliates. The acquisition price for the Black Canyon Corporate Center was $1.03 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the Black Canyon Corporate Center was approximately equal to the Shidler Affiliates’ cost of investment in the Black Canyon Corporate Center.
     On May 23, 2008, we consummated the acquisition through the Operating Partnership of a 7.5% managing ownership interest in a joint venture holding the US Bank Center with certain Shidler Affiliates. The acquisition price for the US Bank Center was $1.22 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for US Bank Center was approximately equal to the Shidler Affiliates’ cost of investment in the US Bank Center.

     Additionally, on May 23, 2008, we consummated the acquisition through the Operating Partnership of a 17.5% managing ownership interest in a joint venture holding the Kalakaua Business Center with certain Shidler Affiliates. The acquisition price for the Kalakaua Business Center was $0.79 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the Kalakaua Business Center was approximately equal to the Shidler Affiliates’ cost of investment in the Kalakaua Business Center.
     On May 30, 2008, the POP San Diego I Joint Venture consummated the acquisition of the Scripps Ranch Business Park. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of SWIP under the purchase and sale agreement. The POP San Diego I Joint Venture acquired the Scripps Ranch Business Park for approximately $2.8 million in cash, including customary closing costs, and the assumption of approximately $5.3 million of existing mortgage indebtedness.
     On June 19, 2008, the POP San Diego I Joint Venture acquired two commercial office buildings totaling approximately 81,000 rentable square feet located in San Diego, California. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of SWIP, under the respective purchase and sale agreements. The acquisition price for such buildings was approximately $19.15 million including assumption of approximately $12.7 million of mortgage debt and customary closing costs. The purchase price was funded by the Operating Partnership issuing approximately 327,000 Common Units. The Common Units were valued at $6.8107 per unit, based on the average closing price of our common stock for the trading days occurring within the 20 day period preceding the closing date of the transaction.
12. Share-Based Payments
     On May 21, 2008, the Board of Directors of the Company adopted the 2008 Directors’ Stock Plan, subject to stockholder approval (the “2008 Directors’ Plan”). The Company reserved 150,000 shares of the Company’s common stock under the 2008 Directors’ Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards. However, only restricted stock awards are permitted to be issued until stockholder approval of the 2008 Directors’ Plan at or prior to the 2009 annual meeting. In the event the 2008 Directors’ Plan is not approved or obtaining stockholder approval otherwise becomes infeasible, the restricted stock awards shall be settled in cash on the date of the 2009 annual meeting.
     On May 21, 2008, the Company issued restricted stock awards representing 24,240 shares under the 2008 Directors’ Plan, which awards vest on the date of the Company’s 2009 annual meeting, which we expect to hold in May 2009. Accordingly, as required by FAS No. 123R, the Company recognized $0.013 million of compensation expense attributable to the 2008 Directors’ Plan during the three months ended June 30, 2008. This amount is included in General and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2008.
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
13. Subsequent Events
     On August 14, 2008, following exercise of the Option, we consummated with certain Shidler Affiliates the acquisition through the Operating Partnership of a 10% managing ownership interest in a joint venture (the “SoCal II Joint Venture”) holding a portfolio of 15 office and flex buildings totaling over 1,000,000 rentable square feet, situated on seven properties in Los Angeles, Orange and San Diego counties in Southern California. The acquisition price was approximately $4.24 million, payable in the form of a subordinated note issued by the Operating Partnership to a related party of the Company. The purchase price was approximately equal to the Shidler Affiliates’ cost of investment in the SoCal II Joint Venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q. The following discussion of the Company’s financial information was significantly affected by the consummation of the Transactions. It was determined for purposes of the Transactions that the commercial real estate assets contributed by Venture were not under common control. Therefore, in accordance with SFAS No. 141, the entity with the largest equity balance in the UPREIT following the Transactions, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical information of Waterfront from that of the Company.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Forms 10-Q and Forms 8-K to the Securities and Exchange Commission.
Overview
     The Company is a Maryland corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. We are primarily focused on owning and operating high-quality office properties in the western United States, concentrating initially on the four high-growth markets of Honolulu, San Diego, Los Angeles, and Phoenix.

     Through the Operating Partnership we own whole interests in eight fee simple and leasehold office properties and managing ownership interests in five joint ventures holding eight office properties. The Property Portfolio is approximately 3.3 million rentable square feet (the “Property Portfolio”). We are advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, pursuant to an advisory agreement dated as of March 19, 2008 (the “Advisory Agreement”).

     Our property statistics as of June 30, 2008 for our wholly-owned properties are as follows:

		RENTABLE
PROPERTY	MARKET	SQ. FT.

Waterfront Plaza	Honolulu	523,691
500 Ala Moana Boulevard

Davies Pacific Center	Honolulu	355,792
841 Bishop Street

Pan Am Building	Honolulu	211,097
1600 Kapiolani Boulevard

First Insurance Center	Honolulu	201,850
1100 Ward Avenue

Pacific Business News Building	Honolulu	89,994
1833 Kalakaua Avenue

Clifford Center	Honolulu	73,680
810 Richards Street

City Square	Phoenix	738,300
3800 North Central Avenue 3838 North Central Avenue 4000 North Central Avenue

Sorrento Technology Center	San Diego	63,363
10140 Barnes Canyon Road 10180 Barnes Canyon Road

     We also own managing ownership interests in five joint ventures which own commercial office properties (the “Unconsolidated Joint Ventures”). The Unconsolidated Joint Ventures are accounted for under the equity method of accounting. Property statistics as of June 30, 2008 for our Unconsolidated Joint Ventures are as follows:

		RENTABLE	PERCENTAGE
PROPERTY	MARKET	SQ. FT.	OWNERSHIP

Seville Plaza	San Diego	138,277	7.50%
5469 Kearny Villa Road 5471 Kearny Villa Road 5473 Kearny Villa Road

Torrey Hills Corporate Center	San Diego	24,066	32.17%
11250 El Camino Real

Palomar Heights Plaza	San Diego
5860 Owens Avenue (Building A)		15,947	32.17%
5876 Owens Avenue (Building B)		16,576	32.17%
5868 Owens Avenue (Building C)		13,863	32.17%

Palomar Heights Corporate Center	San Diego	64,796	32.17%
5857 Owens Avenue

Scripps Ranch Business Park
9775 Business Park Avenue	San Diego	24,312	32.17%
10021 Willow Creek Road	San Diego	24,972	32.17%

Black Canyon Corporate Center	Phoenix	220,205	17.50%
16404 N. Black Canyon Highway

U.S. Bank Center	Phoenix	370,397	7.50%
101 N. First Avenue 21 West Van Buren Street

Kalakaua Business Center	Honolulu	151,842	17.50%
2155 Kalakaua Avenue

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
     On the Effective Date, and immediately following the Reincorporation, the UPREIT acquired from Venture ownership interests in the Contributed Properties. In consideration for the acquired property interests, the UPREIT issued to Venture 13,576,165 common units (the “Common Units”) and 4,545,300 preferred units (the “Preferred Units”), each of which will become redeemable for shares of our Common Stock no earlier than two years after the Effective Date.
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
     Accounting Acquirer
     The consolidated financial statements for Waterfront up to the Effective Date are presented herein because it is the entity that received the largest equity share in the combined entity and was designated as the accounting acquirer in the Transactions, as further described in the Explanatory Note on page ii of this Quarterly Report on Form 10-Q.
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
Honolulu Office Market
     Our consolidated and our joint ventures’ properties at June 30, 2008 are located in the Honolulu office submarkets of Honolulu Downtown (Central Business District), Waikiki and Kapiolani. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 5,930 square feet during the second quarter of 2008. Based on a combined weighted average, the total percent occupied within these submarkets decreased by 125 basis points from 90.46% occupied as of March 31, 2008 to 89.21% occupied as of June 30, 2008. During the second quarter of 2008 average asking rents for these submarkets decreased by 1.35% from $37.11 per square foot annually as of March 31, 2008 to $36.60 per square foot annually as of June 30, 2008.
Phoenix Office Market
     Our consolidated and our joint ventures’ properties at June 30, 2008 are located in the Phoenix office submarkets of Phoenix Downtown North, Downtown South and Deer Valley. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 22,569 square feet during the second quarter of 2008.

Based on a combined weighted average the total percent occupied within these submarkets decreased by 105 basis points from 84.94% occupied as of March 31, 2008 to 83.89% occupied as of June 30, 2008. During the second quarter of 2008 average asking rents for these submarkets decreased by 0.73% from $28.78 per square foot annually as of March 31, 2008 to $28.60 per square foot annually as of June 30, 2008.
San Diego Office Market
     Our consolidated and our joint ventures’ properties at June 30, 2008 are located in the San Diego office submarkets of San Diego North County and Central County. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 364,222 square feet during the second quarter of 2008. Based on a combined weighted average the total percent occupied within these submarkets increased by 136 basis points from 84.16% occupied as of March 31, 2008 to 85.52% occupied as of June 30, 2008. During the second quarter of 2008 average asking rents for these submarkets decreased by 0.40% from $30.04 per square foot annually as of March 31, 2008 to $29.92 per square foot annually as of June 30, 2008.
Option Properties
     As part of the Transactions, Venture and its affiliates granted us the option (the “Option”) to acquire ownership interests in eighteen office properties, and in the case of seven of those office properties, to assume its right to acquire interests under purchase and sale agreements that were identified upon the Effective Date. To the extent that we exercise our option to acquire any or all of these ownership interests, the acquisition of such interests are required to be made at values equal to Venture’s and its affiliates’ total net investment, including third party transactional costs, in consideration for, at our election, cash, Common Units or shares of our Common Stock valued at the 90-day trading average closing price per share of our Common Stock. Notwithstanding these contractual purchase terms, we have been able to fund some of the purchase price through promissory notes issued by the Operating Partnership with terms substantially similar to the promissory notes issued to affiliates of Venture described below under “—Indebtedness—Subordinated Promissory Notes,” but there can be no assurance that this form of consideration will be agreeable to the other parties to the transactions in the future.

     The Company had not acquired as of June 30, 2008, the following properties, comprising the SoCal II Joint Venture (as defined below), that are subject to the Option:

		RENTABLE
PROPERTY	MARKET	SQ. FT.

South Coast Executive Center	Orange County	60,993
1503 South Coast Drive

Via Frontera Business Park	San Diego	78,819
10965 Via Frontera Drive 10993 Via Frontera Drive

Poway Flex	San Diego	112,000
13550 Stowe Drive

Carlsbad Corporate Center	San Diego	125,000
1950 Camino Vida Roble

Savi Tech Center	Orange County	372,327
Savi Tech -22705 Savi Ranch Parkway Savi Tech -22715 Savi Ranch Parkway Savi Tech -22725 Savi Ranch Parkway Savi Tech -22745 Savi Ranch Parkway

Yorba Linda Business Park	Orange County	166,041
22343-22349 La Palma Avenue

Gateway Corporate Center	San Gabriel	85,490
1370 Valley Vista Drive
     On August 14, 2008, following exercise of the Option, we consummated with certain Shidler Affiliates the acquisition through the Operating Partnership of a 10% managing ownership interest in a joint venture (the “SoCal II Joint Venture”) holding a portfolio of 15 office and flex buildings totaling over 1,000,000 rentable square feet, situated on seven properties in Los Angeles, Orange and San Diego counties in Southern California. The acquisition price was approximately $4.24 million, payable in the form of a subordinated note issued by the Operating Partnership to a related party of the Company. The purchase price was approximately equal to the Shidler Affiliates’ cost of investment in the SoCal II Joint Venture.
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

     Investment in Real Estate. In accordance with SFAS No. 141, Business Combinations, the entity with the largest equity balance, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes, and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture substantially all of the assets and certain liabilities of AZL were deemed to be acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. In accordance with Emerging Issues Task Force (“EITF”) No. 90-5; Exchanges of Ownership Interests between Entities under Common Control, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.
     In accordance with EITF No. 99-12; “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination", the price of the common stock of AZL was determined to be $5.10 per share at the Effective Date. The fair value of a Preferred Unit at the Effective Date was estimated to be $37.31 after taking into account the AZL common stock price of $5.10, determined under EITF No. 99-12, and various other factors that determine the value of a convertible security.
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
     Impairment of Long-Lived Assets. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management assesses the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate carrying value is reduced to fair value and impairment loss is recognized.
     Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit or an annual basis, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value.
     Revenue Recognition. Revenue and gain is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectability is reasonably assured. All leases are classified as operating leases.

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
     Investments in Joint Ventures. We analyze our investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in SFAS Interpretation No. 46(R), we have determined that our joint ventures are not variable interest entities. Further, our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. We have determined that the equity method of accounting is appropriate for our investments in joint ventures.
     On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, effective April 1, 2008, pursuant to EITF Issue No. 04-5. Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to EITF Issue No. 04-5.
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

Results of Operations
     The following discussion regarding the results of operations was significantly affected by the consummation of the Transactions. Accordingly, the historical financial information presented below for periods prior to March 20, 2008 represent that of Waterfront. Further, the historical information presented below for the period beginning after March 20, 2008 represent that of the Company. The business operations of the Company are substantially larger in scope than Waterfront and we do not believe the results are comparable. Our discussion below addresses the historical information for the three months ended June 30, 2008 for the Company and the historical information for the three months ended June 30, 2007 for Waterfront.
Overview
     As of June 30, 2008, the Property Portfolio was 84.99% leased to 622 tenants. Approximately 8.57% of our leased square footage expires during the remainder of 2008 and approximately 13.06% of our leased square footage expires during 2009. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking revenues. Our office properties are typically leased to high credit tenants for terms ranging from 2 to 20 years.
     As of June 30, 2008 our consolidated Honolulu portfolio was 90.47% leased, with approximately 138,767 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 89.99% leased, with approximately 15,194 square feet available. Our combined Honolulu portfolio was 90.42% leased, with approximately 153,961 square feet available.
     As of June 30, 2008 our consolidated Phoenix portfolio was 76.09% leased, with approximately 176,559 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 78.82% leased, with approximately 125,088 square feet available. Our combined Phoenix portfolio was 77.30% leased, with approximately 301,647 square feet available.
     As of June 30, 2008 our consolidated San Diego portfolio was 100.00% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 88.52% leased, with approximately 43,019 square feet available. Our combined San Diego portfolio was 88.86% leased, with approximately 43,019 square feet available.
     Revenues
     Rental Revenue. Rental revenue for the Company for the three months ended June 30, 2008 was $11.090 million. Rental revenue for Waterfront for the three months ended June 30, 2007 was $3.169 million.
     Tenant Reimbursements. Tenant reimbursements for the Company for the three months ended June 30, 2008 were $4.975 million. Tenant reimbursements for Waterfront for the three months ended June 30, 2007 were $1.120 million.
     Parking Revenue. Parking revenue for the Company for the three months ended June 30, 2008 was $2.048 million. Parking revenue for Waterfront for the three months ended June 30, 2007 was $0.655 million.
     Interest and Other Revenue. Interest and other revenue for the Company for the three months ended June 30, 2008 was $0.141 million. Interest and other revenue for Waterfront for the three months ended June 30, 2007 was $0.218 million.
     Expenses
     Rental Property Operating Expenses. Rental property operating expense for the Company for the three months ended June 30, 2008 was $10.505 million. Rental property operating expense for Waterfront for the three months ended June 30, 2007 was $3.461 million.
     General and Administrative. General and administrative expense for the Company for the three months ended June 30, 2008 was $1.120 million. General and administrative expense for Waterfront for the three months ended June 30, 2007 was $2.138 million.

     Interest Expense. Interest expense for the Company for the three months ended June 30, 2008 was $6.653 million. Interest expense for Waterfront for the three months ended June 30, 2007 was $1.802 million.
     Depreciation and Amortization Expense. Depreciation and amortization expense for the Company for the three months ended June 30, 2008 was $7.056 million. Depreciation and amortization expense for Waterfront for the three months ended June 30, 2007 was $1.057 million.
Liquidity and Capital Resources
Cash Balances, Available Borrowings and Capital Resources
     As of June 30, 2008, we had $11.23 million in cash and cash equivalents as compared to $4.98 million for Waterfront as of June 30, 2007. In addition, we had restricted cash balances of $5.85 million as of June 30, 2008 as compared to $1.47 million for Waterfront as of June 30, 2007. Restricted cash primarily consists of interest bearing cash deposits required by some of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs.
     We anticipate that our restricted reserves, as well as our existing sources of liquidity, including existing cash on hand and cash flows from operations, will be sufficient to fund our capital expenditures or needs for our existing Property Portfolio during the next twelve months.
     As reflected in the table below, the loan relating to our Clifford Center property matures on August 15, 2008. We expect to extend this indebtedness prior to its maturity.
     We expect to finance our operations, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow, existing cash on hand, proceeds from refinancing of existing indebtedness and through other available investment and financing activities. We plan for our future financing activities to include selling a portion of the equity in the properties in which we currently hold whole interests. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs for our existing Property Portfolio over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.
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
     As of June 30, 2008, our total consolidated debt was approximately $416.83 million with a weighted average interest rate of 6.0678% and a weighted average remaining term of 7.0 years.

Indebtedness
Mortgage and Secured Loans
     A summary of our consolidated mortgage and other secured loans at June 30, 2008 is as follows (in thousands):

						BALANCE
	OUTSTANDING					DUE AT
	PRINCIPAL	INTEREST		MATURITY		MATURITY	PREPAYMENT/
PROPERTY	BALANCE	RATE		DATE		DATE	DEFEASANCE

Clifford Center (1)	$3,870	7.25%		8/15/08		$3,841	(2)

Davies Pacific Center	95,000	5.86%		11/11/16		95,000	(3)

First Insurance Center	38,000	5.74%		1/1/16		38,000	(4)

First Insurance Center	14,000	5.40%		1/6/16		14,000	(5)

Pacific Business News Building (6)	11,867	6.98%		4/6/10		11,613	(7)

Pan Am Building	60,000	6.17%		8/11/16		60,000	(8)

Waterfront Plaza	100,000	6.37%		9/11/16		100,000	(9)

Waterfront Plaza	11,000	6.37%		9/11/16		11,000	(10)

City Square	27,500	5.58%		9/1/10		27,500	(11)

City Square (12)	26,612	LIBOR + 2.35%		9/1/10		28,500	(13)

Sorrento Technology Center (14)	11,800	5.75	% (15)	1/11/16	(15)	11,800	(16)

(1)	Requires monthly principal and interest payments of $38. We expect to extend this loan prior to its maturity date of August 15, 2008.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)	Loan is prepayable, after second anniversary of its securitization, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.

(4)	Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance. No premium due after October 1, 2015. Loan may also be defeased after earlier of December 2008 or two years after the “start-up date” of the loan, if securitized.

(5)	Loan is not prepayable until October 6, 2015; however, loan may be defeased after earlier of August 2009 and two years after the “start-up date” of the loan, if securitized. No premium is due upon prepayment.

(6)	Requires monthly principal and interest payments of $81.

(7)	Loan may not be prepaid until February 6, 2010. No premium is due upon prepayment. Loan may be defeased after the earlier of September 2008 or two years after the “start-up date” of the loan, if securitized.

(8)	Loan may be prepaid following second anniversary of its securitization subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(9)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased after the date that is two years from the “start-up date” of the loan, if securitized.

(10)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(11)	Loan may not be prepaid until June 1, 2010. Loan may be defeased at any time after the earlier of October 1, 2008 or the date that is two years after the “start-up date” of the loan, if securitized.

(12)	Assumes entire loan amount is advanced.

(13)	Loan may be prepaid subject to payment of a fee in amount of $285 (until August 21, 2008) or $142 (after that date).

(14)	From and after January 11, 2010, requires monthly principal and interest payments in the amount of $69.

(15)	Although the maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.7%.

(16)	No prepayment is permitted prior to October 11, 2016. Loan may be defeased after the earlier of December 15, 2009 or second anniversary of the “start-up date” of the loan, if securitized.
     Our variable rate debt bears interest at a rate based on 30-day LIBOR, which was 2.46250% as of June 30, 2008. Our variable rate debt at June 30, 2008 has an initial term that matures in September 2010.
     The debt relating to the Property Portfolio is owed at the property owning entity level rather than by the Company or the Operating Partnership. This debt is non-recourse to the Operating Partnership except as noted below. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk.

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
     As of June 30, 2008, our ratio of total consolidated debt to total consolidated market capitalization was approximately 55.7%. Our total consolidated market capitalization of $748.60 million includes our total consolidated debt of $416.83 million and the market value of our common share and common share equivalents outstanding of $331.77 million (based on the closing price of our common stock of $6.70 per share on AMEX on June 30, 2008).
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
     In connection with the joint venture acquisition of the Black Canyon Center, the US Bank Center and the Kalakaua Business Center properties (as defined below), the Operating Partnership issued promissory notes in principal amounts of $1.03 million, $1.22 million and $0.79 million, respectively (collectively, the “Acquisition Notes”). The Acquisition Notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to an Operating Partnership right of accrual. The Acquisition Notes mature five years from their respective date of issuance, but the Operating Partnership may elect to extend maturity for one additional year, and maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The Acquisition Notes are unsecured obligations of the Operating Partnership.
     At June 30, 2008, $0.356 million of accrued interest attributable to unsecured promissory notes payable to related parties of the Company is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
Distributions
     We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and UPREIT unit holders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. Dividends by the Company are contingent upon its receipt of distributions from the Operating Partnership. The Operating Partnership cannot make distributions on the Common Units to the Company, unless all accrued distributions on the Preferred Units have been paid, except to pay certain operating expenses of the Company. As of June 30, 2008, we consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2008, the cumulative unpaid distributions attributable to the Preferred Units were $0.641 million.

Related Party Transactions
     We are externally advised by the Advisor and certain related parties of The Shidler Group. Pursuant to the Advisory Agreement among us and the Advisor, dated as of the Effective Date, the Advisor is entitled to an annual base management fee of $1.5 million per year and a supplemental management fee, in the event that the aggregate gross asset value, excluding depreciation, of our real property exceeds $1.5 billion. The supplemental management fee is an annual amount equal to one tenth of one percent (0.1%) of the amount by which our aggregate gross asset value exceeds $1.5 billion. The foregoing base management fee and supplemental management fees are subject to reduction based upon the amounts of certain direct costs that we bear. Additionally, the Advisor is entitled to receive real property transaction management fees, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located, for performing real property transaction management services for us. Affiliates of the Advisor are also entitled to receive property management fees for property management services for all of our properties based on the prevailing market rates for similar services provided on an arms-length basis. During the three months ended June 30, 2008, we incurred $0.188 million, net, in base management fees attributable to our Advisor which have been included in general and administrative expenses in the accompanying consolidated statements of operations. No other amounts were incurred under the Advisory Agreement during the three months ended June 30, 2008.
     We and Waterfront paid amounts to affiliated entities for services provided relating to leasing, property management, and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

			WATERFRONT
			For the period
			from January
		For the period	1, 2008	For the three	For the six
	For the three	from March 20,	through	months	months
	months ended	2008 through	March 19,	ended June	ended June
	June 30, 2008	June 30, 2008	2008	30, 2007	30, 2007
Property Management Fees	$805	$950	$163	$230	$362
Leasing Commissions	63	187	—	79	85
Advisory Fee	188	188	—	—	—
Interest	27	27	—	—	—
Professional Fees	20	21	3	2	3

Total	$1,103	$1,373	$166	$311	$450

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
     We lease commercial office space to affiliated entities. The rent from these leases totaled $0.162 million for the three months ended June 30, 2008.

     On April 30, 2008, we consummated the acquisition through the Operating Partnership of a 32.167% managing ownership interest in a joint venture (the “POP San Diego I Joint Venture”) holding a portfolio of three commercial office buildings totaling approximately 54,000 rentable square feet located in San Diego, California. We acquired the ownership interest pursuant to the Option and assumed the rights and obligations of Shidler West Investment Partners, L.P., a California limited partnership (“SWIP”), an affiliate of The Shidler Group (“Shidler Affiliate”), under a previously executed purchase and sale agreement. The acquisition price for the ownership interest was $2.6 million. Our purchase price was funded by issuing approximately 396,500 Common Units. The Common Units were valued at $6.5589 per unit, based on the average closing price of our Common Stock for the trading days occurring within the 20 day period preceding the closing date of the transaction.
     Additionally, on April 30, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition through the Operating Partnership of a 17.5% managing ownership interest in a joint venture holding a commercial office building totaling approximately 220,000 rentable square feet located in Phoenix, Arizona (the “Black Canyon Corporate Center”). The acquisition price for the Black Canyon Corporate Center was $1.03 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the Black Canyon Corporate Center was approximately equal to the Shidler Affiliates’ cost of investment in the Black Canyon Corporate Center.
     On May 23, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition through the Operating Partnership of a 7.5% managing ownership interest in a joint venture holding a commercial office building and a separate parking and retail complex totaling approximately 355,000 rentable square feet of office space and approximately 15,000 rentable square feet of retail space located in Phoenix, Arizona (the “US Bank Center”). The acquisition price for the US Bank Center was $1.22 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the US Bank Center was approximately equal to the Shidler Affiliates’ cost of investment in the US Bank Center.
     Additionally, on May 23, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition through the Operating Partnership of a 17.5% managing ownership interest in a joint venture holding a commercial office building totaling approximately 152,000 rentable square feet, located in Honolulu, Hawaii (the “Kalakaua Business Center”). The acquisition price for the Kalakaua Business Center was $0.79 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the Kalakaua Business Center was approximately equal to the Shidler Affiliates’ cost of investment in the Kalakaua Business Center.
     On May 30, 2008, following the exercise of the Option, the POP San Diego I Joint Venture consummated the acquisition of two commercial office buildings totaling approximately 49,000 rentable square feet located in San Diego, California (the “Scripps Ranch Business Park”). Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of SWIP under the purchase and sale agreement. The POP Joint San Diego I Venture acquired the Scripps Ranch Business Park for approximately $2.8 million in cash, including customary closing costs, and the assumption of approximately $5.3 million of existing mortgage indebtedness.
     On June 19, 2008, following the exercise of the Option, the POP San Diego I Joint Venture acquired two commercial office buildings totaling approximately 81,000 rentable square feet located in San Diego, California. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of SWIP under the respective purchase and sale agreements. The acquisition price for such buildings was approximately $19.15 million including assumption of approximately $12.7 million of mortgage debt and customary closing costs. The purchase price was funded by the Operating Partnership issuing approximately 327,000 Common Units. The Common Units were valued at $6.8107 per unit, based on the average closing price of our Common Stock for the trading days occurring within the 20 day period preceding the closing date of the transaction.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Not applicable.
Item 4. Controls and Procedures.
          Upon the Effective Date and as a result of the Transactions, we transitioned from operating under the internal control structure of AZL to the internal control structure of the Advisor. Pursuant to the Advisory Agreement, the responsibilities of the Advisor as it relates to our internal control over financial reporting include, but are not limited to, the development and maintenance of appropriate accounting and compliance procedures, maintaining and testing systems with respect to financial reporting obligations and compliance with the REIT provisions of the Internal Revenue Code, compliance with all regulatory requirements applicable to our business activities, including the preparation of consolidated financial statements required under applicable regulations and contractual undertakings and the preparation of all reports and documents required under the Exchange Act. We are allowed to review, audit and inspect the records and procedures of the Advisor to ensure compliance with all applicable regulatory requirements.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to it.
Item 1A. Risk Factors.
     Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, included under Item 1A “Risk Factors.” The risk factors should be carefully considered when evaluating our business and the forward-looking statements in this report. See “Item 2 Management’s Discussion and Analysis or Plan of Operation - Note Regarding Forward-Looking Statements” on page 25 of this Quarterly Report on Form 10-Q.
Item 6. Exhibits.

Exhibit No.	Description

10.1	Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between 5 Torrey Hills Venture, LLC and Shidler West Investment Partners, LP (Filed herewith).

10.2	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 by and among Buie Carlsbad Building A, LLC, Buie Carlsbad Lot 10, LLC and Shidler West Investment Partners, LP (Filed herewith).

10.3	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 by and among Buie Carlsbad Building B LLC and Shidler West Investment Partners, LP (Filed herewith).

10.4	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 between Buie Scripps Ranch Office Building LLC and Shidler West Investment Partners, LP (Filed herewith).

10.5	Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between Buie Carlsbad LLC and Shidler West Investment Partners, LP (Filed herewith).

10.6	Membership Interest Purchase Agreement dated as of April 30, 2008 by and among the Pacific Office Properties, L.P., and STIRR Black Canyon, LLC, and POP/BC Mezzanine, L.L.C. (Filed herewith).

10.7	Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR USB Towers, LLC and POP/USB Partners, LLC (Filed herewith).

10.8	Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR 2155 Kalakaua, LLC and 2155 Mezzanine, LLC (Filed herewith).

10.9	First Amendment to Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of April 30, 2008 (Filed herewith).

Exhibit No.	Description

10.10	Second Amendment to Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of June 19, 2008 (Filed herewith).

10.11	Form of Promissory Note (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.
Date: August 14, 2008	/s/ James M. Kasim
James M. Kasim
Chief Financial Officer