Form 10-Q
period 2008-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2008-11-12
CIK 830748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2008 there were 3,031,025 shares of common stock, par value $0.0001 per share (the “Common Stock”), and 100 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), issued and outstanding.

PACIFIC OFFICE PROPERTIES TRUST, INC.

FORM 10-Q

i

PACIFIC OFFICE PROPERTIES TRUST, INC.

FORM 10-Q

Explanatory Note

On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by a Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). As part of the Transactions, AZL merged with and into its wholly-owned subsidiary, Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), with the Company being the surviving corporation. Substantially all of the assets and certain liabilities of AZL and substantially all of the commercial real estate assets and related liabilities of Venture were contributed to a newly formed Delaware limited partnership, Pacific Office Properties, L.P., (the “Operating Partnership” or “UPREIT”), in which the Company became the sole general partner and Venture became a limited partner with corresponding 18.25% and 81.75% common ownership interests in the UPREIT, respectively. The commercial real estate assets of Venture contributed to the UPREIT consisted of eight office properties and a 7.5% joint venture interest in one office property, comprising approximately 2.4 million square feet of rentable area in the Honolulu, San Diego and Phoenix metropolitan areas (the “Contributed Properties”).

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.

ii

PART I – FINANCIAL STATEMENTS

Item 1.	Financial Statements.

Pacific Office Properties Trust, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

		Waterfront
	September 30, 2008	December 31, 2007
ASSETS
Investments in real estate, net	$396,814	$59,587
Cash and cash equivalents	6,158	2,619
Restricted cash	5,996	1,708
Rents and other receivables, net	4,343	1,743
Intangible assets, net	44,096	6,009
Other assets, net	5,254	8,505
Goodwill	59,388	—
Investment in unconsolidated joint ventures	11,847	—

Total assets	$533,896	$80,171

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)
Mortgage and other collateralized loans	$397,112	$111,000
Unsecured notes payable to related parties	23,776	—
Accounts payable and other liabilities	14,758	5,831
Acquired below market leases, net	12,283	107

Total liabilities	447,929	116,938
Minority interests	81,017	—
Commitments and contingencies (note 9)
Stockholders’ equity (members’ deficit):
Proportionate Voting Preferred Stock	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding at September 30, 2008	—	—
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 3,031,025 shares issued and outstanding at September 30, 2008	185	—
Class B Common Stock, $0.0001 par value, 200,000 shares authorized, 100 shares issued and outstanding at September 30, 2008	—	—
Additional paid-in capital	10,495	—
Retained deficit	(5,730)	—
Members’ deficit	—	(36,767)

Total stockholders’ equity (members’ deficit)	4,950	(36,767)

Total liabilities, minority interests and stockholders’ equity (members’ deficit)	$533,896	$80,171

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Pacific Office Properties Trust, Inc.			Waterfront
		Total (1)
	For the three months ended September 30, 2008	For the period from January 1, 2008 through September 30, 2008	For the period from March 20, 2008 through September 30, 2008	For the period from January 1, 2008 through March 19, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
Revenue:
Rental	$10,899	$26,401	$23,400	$3,001	$3,059	$9,287
Tenant reimbursements	5,583	12,740	11,170	1,570	1,304	3,620
Parking	1,981	4,855	4,293	562	637	1,959
Interest and other	136	345	316	29	14	288

Total revenue	18,599	44,341	39,179	5,162	5,014	15,154
Operating Expenses:
Rental property operating	11,067	26,442	22,796	3,646	3,765	10,410
General and administrative	429	17,807	17,807	—	672	2,808
Depreciation and amortization	6,740	15,503	14,676	827	1,120	3,228
Interest	6,769	15,822	14,270	1,552	1,788	5,419
Other	—	143	35	108	—	162

Total operating expenses	25,005	75,717	69,584	6,133	7,345	22,027
Loss before equity in net earnings of unconsolidated joint ventures and minority interests	(6,406)	(31,376)	(30,405)	(971)	(2,331)	(6,873)
Equity in net earnings of unconsolidated joint ventures	185	156	156	—	—	—

Loss before minority interests	(6,221)	(31,220)	(30,249)	(971)	(2,331)	(6,873)
Minority interests	5,033	24,671	24,671	—	—	—

Net loss	$(1,188)	$(6,549)	$(5,578)	$(971)	$(2,331)	$(6,873)
Priority allocation to preferred unit holders	—	(108)	—	(108)	(124)	(372)

Net loss available to common stockholders - basic and diluted	$(1,188)	$(6,657)	$(5,578)	$(1,079)	$(2,455)	$(7,245)

Net loss per common share - basic and diluted	$(0.39)		$(1.84)

Weighted average number of common shares outstanding - basic and diluted	3,031,125		3,031,125

Net loss per Common Unit				$(0.31)	$(0.70)	$(2.07)

Weighted average number of Common Units outstanding - basic and diluted				3,494,624	3,494,624	3,494,624

1)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated results of operations of Waterfront and the Company (the “Combined Entities”) for the period from January 1, 2008 through March 19, 2008 and March 20, 2008 through September 30, 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Pacific Office Properties Trust, Inc.		Waterfront
	Total (2)
	For the period from January 1, 2008 through September 30, 2008	For the period from March 20, 2008 through September 30, 2008	For the period from January 1, 2008 through March 19, 2008	For the nine months ended September 30, 2007
Operating activities
Net loss	$(6,549)	$(5,578)	$(971)	$(6,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,503	14,676	827	3,228
Interest amortization	520	520	—	—
Share based compensation charge attributable to the Transaction	16,194	16,194	—	—
Other share based compensation	53	53	—	—
Minority interests	(24,671)	(24,671)	—	—
Below market lease amortization, net	(1,726)	(1,679)	(47)	(137)
Equity in net income of unconsolidated joint ventures	(156)	(156)	—	—
Net distributions received from unconsolidated joint ventures	119	119	—	—
Bad debt expense	419	339	80	220
Other	365	(3)	368	24
Changes in operating assets and liabilities:
Rents and other receivables	576	222	354	(139)
Other assets	500	(44)	544	712
Accounts payable and other liabilities	596	813	(217)	497

Net cash provided by (used in) operating activities	1,743	805	938	(2,468)
Investing activities
Acquisition and improvement of real estate	(6,921)	(6,894)	(27)	(1,242)
Cash held by properties upon Effective Date	6,470	6,470	—	—
Capital distributions from unconsolidated joint ventures	313	313	—	—
Increase in leasing commissions	(556)	(556)	—	(582)
Deferred acquisition costs and other	(4,059)	—	(4,059)	—
(Increase) decrease in restricted cash	(1,525)	(867)	(658)	404

Net cash used in investing activities	(6,278)	(1,534)	(4,744)	(1,420)
Financing activities
Proceeds from issuance of equity securities	6,350	6,350	—	—
Repayment of mortgage notes payable	(152)	(152)	—	—
Deferred financing costs	(936)	(936)	—	—
Security deposits	70	70	—
Equity contributions	4,167	—	4,167	2,808
Equity distributions	(1,425)	—	(1,425)	—

Net cash provided by financing activities	8,074	5,332	2,742	2,808

Increase (decrease) in cash and cash equivalents	3,539	4,603	(1,064)	(1,080)
Balance at beginning of period	2,619	1,555	2,619	4,548

Balance at end of period	$6,158	$6,158	$1,555	$3,468

Supplemental cash flow information
Interest paid	$13,966	$12,001	$1,965	$5,439

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Assets, net, acquired on the Effective Date	$484,325	$484,325	$—	$—

Liabilities, net, assumed on the Effective Date	$325,985	$325,985	$—	$—

Issuance of unsecured notes payable to related parties to acquire managing interests in joint ventures	$7,285	$7,285	$—	$—

Issuance of Common Units to acquire managing interests in joint ventures	$4,824	$4,824	$—	$—

Principal payment on unsecured note payable to related party	$204	$204	$—	$—

(2)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated cash flows of the Combined Entities for the period from January 1, 2008 through March 19, 2008 and for the period from March 20, 2008 through September 30, 2008.

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

1.	Organization and Ownership

Pacific Office Properties

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc. (the “Company”). Through our controlling interest in Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”), of which we are the sole general partner and hold a 17.49% common ownership interest as of September 30, 2008, and the subsidiaries of our Operating Partnership, we own, manage, lease and acquire commercial real estate office properties located in Honolulu, Southern California, and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”) for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler and certain related parties of The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler. The Advisor is responsible for our day-to-day operation and management.

Through our Operating Partnership, as of September 30, 2008, we owned whole interests in eight office properties and managing ownership interests in six joint ventures holding fifteen office properties, comprising approximately 4.4 million square feet of leasable area in Honolulu, Southern California and Phoenix metropolitan areas (the “Property Portfolio”). As of September 30, 2008, the portion of our Property Portfolio, which was effectively owned by us (representing the leasable square feet of our wholly-owned properties and our respective ownership interests in our unconsolidated joint venture properties) (the “Effective Portfolio”), comprised approximately 2.5 million leasable square feet. Our property statistics as of September 30, 2008, were as follows:

	NUMBER OF		PROPERTY PORTFOLIO SQ. FT.	EFFECTIVE PORTFOLIO SQ. FT.
	PROPERTIES	BUILDINGS
Wholly-owned properties	8	11	2,281,044	2,281,044
Unconsolidated joint ventures properties	15	29	2,089,665	265,469

Total	23	40	4,370,709	2,546,513

Transactions

On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by a Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). As part of the Transactions, AZL Merged with and into its wholly owned subsidiary, Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), with the Company being the surviving corporation. Substantially all of the assets and certain liabilities of AZL and substantially all of the commercial real estate assets and related liabilities of Venture were contributed to a newly formed Delaware limited partnership, Pacific Office Properties, L.P. (the “Operating Partnership” or “UPREIT”), in which the Company became the sole general partner and Venture became a limited partner with corresponding 18.25% and 81.75% common ownership interests, respectively. The commercial real estate assets of Venture contributed to the Operating Partnership consisted of eight office properties and a 7.5% joint venture interest in one office property, comprising approximately 2.4 million square feet of rentable area in the Honolulu, San Diego and Phoenix metropolitan areas (the “Contributed Properties”).

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.

The agreed upon gross asset value of the Contributed Properties, including related intangible assets, pursuant to the Master Agreement, was $562.95 million. The aggregate net asset value of the Contributed Properties, including related intangible assets, was $151.51 million on the Effective Date. In exchange for its contribution to the Operating Partnership, Venture received 13,576,165 common limited partner unit interests (“Common Units”) and 4,545,300 convertible preferred limited partner unit interests (“Preferred Units”) in our Operating Partnership. The assets of AZL contributed into the Operating Partnership primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities having an aggregate net asset value of approximately $3.03 million on the Effective Date.

The Common Units received by Venture represented 28.99% of the total estimated fair value of the Common and Preferred Units issued in the Transactions and were valued at $2.79 per share. The Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than two years after the Effective Date.

The Preferred Units represented 71.01% of the total estimated fair value of the units issued in the Transactions. Each Preferred Unit has a liquidation preference of $25.00 per unit and is initially convertible into 7.1717 Common Units, but no earlier than the later of March 19, 2010 and the date an underwritten public offering (of at least $75 million) by us of our common stock is consummated. Upon conversion of the Preferred Units to Common Units, the Common Units will be exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion into Common Units. The Preferred Units have fixed rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and have priority over Common Units in the event of a liquidation of the Operating Partnership.

Common Units and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. However, as part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on any matters presented to our stockholders, and which represents that number of votes equal to the total number of common shares issuable upon exchange of the Common Units and Preferred Units that were issued in connection with the Transactions. This number will decrease to the extent that these Operating Partnership units are exchanged for shares of common stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. The Proportionate Voting Preferred Stock has no dividend rights and a minimal liquidation preference. Venture, as the holder of these Operating Partnership Units, has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by it.

As of September 30, 2008, Venture owned 46,173,693 shares of our common stock assuming that all Operating Partnership units were fully exchanged on such date, notwithstanding the prohibition on exchange for at least two years after the Transactions in the case of the Common Units, and for at least three years, in the case of the Preferred Units. Assuming the immediate exchange of all the Operating Partnership units, Venture and its related parties control approximately 95.87% and 94.48% of the total voting power and economic interest, respectively, in our Company, and other holders of Common Units and our stockholders control approximately 4.13% and 5.52% of the total voting power and economic interest, respectively, in our Company.

As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain members of Venture in the aggregate principal amount of $16.70 million in consideration for such members’ contribution of certain properties. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the interest payments for any or all periods up until the date of maturity. The promissory notes mature March 19, 2013, subject to the Operating Partnership’s option to extend maturity for one additional year, and subject to acceleration upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.

As part of the Transactions, we issued one million shares of our common stock to related party designees of Venture for $5.00 per share in cash, or $5 million in aggregate. Further, we issued 180,000 shares of our common stock to an unrelated third party designee of Venture for $7.50 per share in cash, or $1.35 million in aggregate. We contributed the proceeds received from these common stock issuances, along with substantially all of our assets and certain liabilities, to the Operating Partnership on the Effective Date. We also granted options to related party designees of Venture to purchase up to 500,000 additional shares of our common stock for up to $3.75 million in the aggregate. However, these options were not exercised and expired on June 19, 2008.

Since the Effective Date substantially all of our operations have been carried out through the Operating Partnership and its subsidiaries.

In accordance with the partnership agreement of the Operating Partnership (the “Partnership Agreement”), we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners. As the sole general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to make sufficient distributions to avoid any federal income or excise tax at the company level and to maintain our status as a REIT for federal income tax purposes.

Advisor

We are externally advised by the Advisor; an entity owned and controlled by Mr. Shidler and certain related parties of The Shidler Group. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to an Advisory Agreement dated as of March 19, 2008 entered into by us, the Operating Partnership and the Advisor (the “Advisory Agreement”). The Advisor is entitled to an annual base management fee of $1.5 million per year and a supplemental management fee, in the event that the aggregate gross asset value, excluding depreciation, of our real property exceeds $1.5 billion. The supplemental management fee is an annual amount equal to one tenth of one percent (0.1%) of the amount by which our aggregate gross asset value exceeds $1.5 billion. The base management fee and supplemental management fees are subject to reduction based upon the amounts of certain direct costs that we bear. Additionally, the Advisor and its affiliates are entitled to receive real property transaction management fees and property management fees, respectively, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located, for performing real property transaction management services for us. Pursuant to the Advisory Agreement, the Advisor shall bear the cost for any expenses incurred by the Advisor in the course of performing its advisory services for the Company.

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

The financial statements of the Company for all periods presented herein and the financial information of Waterfront for the period from January 1, 2008 through March 19, 2008, for the three months ended September 30, 2007 and for the nine months ended September 30, 2007 have not been audited by an independent registered public accounting firm. Further, the interim results of operations for the aforementioned periods are not necessarily indicative of the results of operations that might be expected for a given fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 of AZL filed with the SEC and the Explanatory Note on page ii of this Quarterly Report on Form 10-Q.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation with no corresponding net effect on the previously reported consolidated results of operations, financial position of the Company or cash flows from operations.

Principles of Consolidation

The accompanying consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, which served to modify and provide substantive participating rights to the non-managing member, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, effective April 1, 2008, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-5, or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to EITF Issue No. 04-5.

Investment in Unconsolidated Joint Ventures

In accounting for investments in joint ventures, we apply EITF 04-5, which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If it is determined that we control the joint venture, we consolidate the account balances and transactions of the joint venture in our financial statements from the date that control is determined. If it is determined that we do not control the joint venture, we account for our investment in the joint venture using the equity method of accounting.

Our investment in joint ventures is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures within the provisions of EITF 04-5. We evaluated our investment in each of our joint ventures and have concluded that they are not variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. Our joint venture partners have substantive participating rights including approval of and participation in setting operating budgets.

Investment in unconsolidated joint ventures is initially recorded at cost and is subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or distributions received from, the joint ventures and other adjustments. We record distributions of operating profit from our investment as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the consolidated statements of cash flows. A description of our impairment testing and policy is set forth in this note “2. Summary of Significant Accounting Policies – Impairment”.

The difference between the initial cost of the investment in our joint ventures included in our consolidated balance sheet and the underlying equity in net assets of the respective joint ventures (“JV Basis Differential”) is amortized as an adjustment to equity in net income or net loss of the joint ventures in our consolidated statement of operations over the estimated useful lives of the underlying assets of the respective joint ventures.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Management believes that it has distributed and will continue to distribute a sufficient majority of its taxable income in the form of dividends and distributions to its stockholders and unit holders. Accordingly, no provision for income taxes has been recognized by the Company.

Pursuant to amendments to the Internal Revenue Code that became effective January 1, 2001, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. As of September 30, 2008, none of our subsidiaries are considered a TRS.

Earnings per Share

Pacific Office Properties Trust, Inc.

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during such period.

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

Costs associated with developing space for its intended use are capitalized and amortized over their estimated useful lives, commencing at the earlier of the lease execution date or lease commencement date.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above and below-market lease amounts are reflected in “Acquired below market leases, net” in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing and policy is set forth in this note “2. Summary of Significant Accounting Policies – Impairment”.

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

Pro Forma Financial Information

The following unaudited supplemental pro forma information is presented for the three and nine months ended September 30, 2008 and 2007, as if the Transactions had occurred on January 1, 2008 and 2007.

Pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the Transactions been consummated when indicated, nor does it purport to represent the results of the operations for future periods:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited and in thousands, except per share data)
Pro forma revenue	$18,599	$17,384	$55,590	$52,152

Pro forma net loss - basic and diluted	$(1,067)	$(1,149)	$(6,765)	$(3,448)

Pro forma net loss per share - basic and diluted	$(0.35)	$(0.38)	$(2.23)	$(1.14)

The revenues and expenses attributable to the Contributed Properties are included in the Company’s historical results of operations from the Effective Date. We recognized a one-time non-cash compensation charge in the amount of $16.194 million during the first quarter of 2008. See note “12. Share-Based Payments” for a more detailed discussion.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”), as amended. SAB 104 requires that four basic criteria be met before revenue can be recognized: (a) persuasive evidence of an arrangement exists; (b) the delivery has occurred or services rendered; (c) the amount is fixed or determinable; and (d) collectability is reasonably assured.

All tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, rental income is recognized on a straight-line basis over the terms of the related leases. Straight line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Rents and other receivables, net” on the accompanying consolidated balance sheets. Where we have determined that collectability is reasonably assured, reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

Rental revenue from parking operations and month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, which are included in “Interest and other” in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

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

Goodwill is reviewed for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, an impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its fair value. As of September 30, 2008, nothing has come to our attention to cause us to believe that our carrying amount of goodwill is impaired.

On a periodic basis, we assess whether there are any indicators that may lead us to believe that the value of our investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. We believe that none of our investments in unconsolidated joint ventures was impaired as of September 30, 2008.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for uncollectible accounts, and includes deferred rent receivables from straight-lining. An allowance for uncollectible accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in rents and other receivables, net, in the accompanying consolidated balance sheets.

Preferred Units

Preferred Units have fixed rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit. Accordingly, income or loss of our Operating Partnership is allocated among the general partner interest and limited partner common interests after taking into consideration distribution rights allocable to the Preferred Units.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the interest method. Deferred financing costs are included in other assets in the accompanying consolidated balance sheets. Amortization of deferred financing costs is included in interest in the accompanying consolidated statements of operations. Accumulated amortization attributable to deferred financing costs was $0.504 million at September 30, 2008.

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

Stock-Based Compensation

SFAS No. 123R, Stock-Based Compensation, requires all share-based payments to employees to be recognized in the statement of operations based on their fair values. See note “12. Share-Based Payments” for a more detailed discussion.

Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments, products and services, geographic areas and major customers. Segment information is prepared on the same basis that our chief operating decision makers review information for decision making purposes. Management views our commercial office real estate portfolio as one segment, all of which are located domestically. Additionally, no single tenant accounts for 10% or more of our total revenues.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. Our adoption of SFAS No. 157 for the valuation of financial assets and liabilities in 2008 did not have a material impact on our consolidated results of operations, financial position or cash flow, as our derivative value is not significant.

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

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position (FSP) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method. The restricted stock awards granted to our board of directors, as described in note “12. Share-Based Payments”, are entitled to receive cash dividends declared on our common stock only for those awards that are vested. As such, we believe that the adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements and results of operations. FSP EITF No. 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009.

3.	Investments in Real Estate

Our investments in real estate, net, at September 30, 2008, and that of Waterfront at December 31, 2007, are summarized as follows (in thousands):

		Waterfront
	September 30, 2008	December 31, 2007
Land and land improvements	$76,197	$452
Building and building improvements	305,546	60,910
Tenant improvements	25,042	5,808
Furniture, fixtures and equipment	1,184	729
Construction in progress	6,195	474

Investments in real estate	414,164	68,373
Less: accumulated depreciation	(17,350)	(8,786)

Investments in real estate, net	$396,814	$59,587

Acquisitions of Consolidated Properties

In accordance with SFAS No. 141, Business Combinations, the entity with the largest equity balance, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes, and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture and substantially all of the assets and certain liabilities of AZL were deemed to be businesses acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the net assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. In accordance with EITF No. 90-5; Exchanges of Ownership Interests between Entities under Common Control, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.

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

4.	Intangible Assets and Liabilities

Our identifiable intangible assets and liabilities at September 30, 2008, and that of Waterfront at December 31, 2007, are summarized as follows (in thousands):

		Waterfront
	September 30, 2008	December 31, 2007
Acquired leasing commissions
Gross amount	$8,753	$3,109
Accumulated amortization	(2,589)	(1,688)

Net balance	$6,164	$1,421
Acquired leases in place
Gross amount	$18,295	$4,165
Accumulated amortization	(5,423)	(2,080)

Net balance	$12,872	$2,085
Acquired tenant relationship costs
Gross amount	$19,109	$—
Accumulated amortization	(1,292)	—

Net balance	$17,817	$—
Acquired other intangibles
Gross amount	$8,005	$2,922
Accumulated amortization	(762)	(419)

Net balance	$7,243	$2,503

Intangible assets, net	$44,096	$6,009

Acquired below market leases
Gross amount	$13,975	$447
Accumulated amortization	(1,693)	(340)

Acquired below market leases, net	$12,282	$107

We recognized accretion income of acquired below-market leases of $0.872 million and amortization expense of acquired above-market leases of $0.108 million for the three months ended September 30, 2008. Waterfront recognized accretion of acquired below-market leases of $0.068 million, and amortization expense of acquired above-market leases of $0.114 million for the three months ended September 30, 2007. The accretion income and amortization expense of acquired above-market and below-market leases, respectively, are included in rental revenue in the accompanying consolidated statements of operations.

We recognized amortization of acquired intangible assets, including acquired leasing commissions, acquired leases in place, acquired legal and marketing costs, acquired tenant relationship costs, and acquired other intangibles of $2.806 million for the three months ended September 30, 2008. Waterfront recognized amortization of acquired intangible assets of $0.316 million for the three months ended September 30, 2007. The amortization of acquired intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations.

5.	Investment in Unconsolidated Joint Ventures

We own managing interests in six joint ventures, consisting of 15 office properties, including 29 office buildings, comprising approximately 2.09 million leasable square feet. Our ownership interest percentages in these joint ventures range from approximately 7.50% to 32.17%. In exchange for our managing ownership interest and related equity investment in these joint ventures, we are entitled to preferential allocations of earnings and cash flows from each respective joint venture. We are also entitled to incentive interests in excess of our ownership percentages ranging from approximately 21.41% to 36.00%, subject to returns on invested capital.

At September 30, 2008, the JV Basis Differential, net, was approximately $1.265 million and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. For the three months ended September 30, 2008, we recognized approximately $0.011 million of amortization expense attributable to the JV Basis Differential, which is included in equity in net earnings of unconsolidated joint ventures in our consolidated statement of operations.

Acquisitions of Unconsolidated Joint Ventures

On April 30, 2008, May 30, 2008 and June 19, 2008, following exercise of an option granted to us by Venture and its affiliates as part of the Transactions (the “Option”), we consummated the acquisition through the Operating Partnership of a 32.167% managing ownership interest in the POP San Diego I Joint Venture holding a portfolio of seven commercial office buildings totaling approximately 188,000 rentable square feet located throughout San Diego, California and Carlsbad, California. We acquired the ownership interest pursuant to the Option and assumed the rights and obligations of an affiliate of The Shidler Group (a “Shidler Affiliate”) under a previously executed purchase and sale agreement. The acquisition price for our managing ownership interest was approximately $4.8 million. This acquisition price was funded by issuing approximately 396,500 Common Units on April 30, 2008 and 327,000 Common Units on June 19, 2008 that were valued at $6.5589 per unit and $6.8107 per unit, respectively. We accounted for the issuance of our Common Units in accordance with EITF No. 99-12.

Additionally, on April 30, 2008, following the exercise of the Option, we consummated the acquisition through the Operating Partnership of a 17.5% managing ownership interest in a joint venture of a commercial office building totaling approximately 220,000 rentable square feet located in Phoenix, Arizona (the “Black Canyon Corporate Center”). The acquisition price for the Black Canyon Corporate Center was $1.03 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for the Black Canyon Corporate Center was approximately equal to the Shidler Affiliates’ cost of investment in the Black Canyon Corporate Center.

On May 23, 2008, following the exercise of the Option, we consummated the acquisition through the Operating Partnership of a 7.5% managing ownership interest in a joint venture holding a commercial office building and a separate parking and retail complex totaling approximately 355,000 rentable square feet of office space and approximately 15,000 rentable square feet of retail space, located in Phoenix, Arizona (the “US Bank Center”). The acquisition price for the interest in the US Bank Center was $1.22 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for US Bank Center was approximately equal to the Shidler Affiliates’ cost of investment in the US Bank Center.

Additionally, on May 23, 2008, following the exercise of the Option, we consummated the acquisition through the Operating Partnership of a 17.5% managing ownership interest in a joint venture holding a commercial office building totaling approximately 152,000 rentable square feet, located in Honolulu, Hawaii (“the Bank of Hawaii Waikiki Center”; which was formerly known as Kalakaua Business Center). The acquisition price for the Bank of Hawaii Waikiki Center was $0.79 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for the Bank of Hawaii Waikiki Center was approximately equal to the Shidler Affiliates’ cost of investment in the Bank of Hawaii Waikiki Center.

On May 30, 2008, the POP San Diego I Joint Venture consummated the acquisition of the Scripps Ranch Business Park. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate, under the purchase agreement. The joint venture acquired the Scripps Ranch Business Park for approximately $2.8 million in cash, including customary closing costs, and the assumption of approximately $5.3 million of existing mortgage indebtedness.

On June 19, 2008, the POP San Diego I Joint Venture acquired two commercial office buildings totaling approximately 81,000 rentable square feet located in San Diego, California. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate, under the respective purchase agreements. The acquisition price for such buildings was approximately $19.15 million including assumption of approximately $12.7 million of mortgage debt and customary closing costs.

On August 14, 2008, following exercise of the Option, we consummated the acquisition through the Operating Partnership of a 10% managing ownership interest in a joint venture (the “SoCal II Joint Venture”) holding a portfolio of fifteen office and flex buildings totaling over 1,000,000 rentable square feet, situated on seven properties in Los Angeles, Orange and San Diego counties in Southern California. The acquisition price was approximately $4.24 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price was approximately equal to the Shidler Affiliates’ cost of investment in the SoCal II Joint Venture.

We account for our investment in joint ventures under the equity method of accounting.

6.	Mortgage and Other Collateralized Loans

As of September 30, 2008, our mortgage and other collateralized loans were collateralized by real property owned by us. A summary of our mortgage and other collateralized loans at September 30, 2008 is as follows (in thousands):

PROPERTY	OUTSTANDING PRINCIPAL BALANCE	UNAMORTIZED PREMIUM (DISCOUNT)	NET	INTEREST RATE AT SEPTEMBER 30, 2008	MATURITY DATE		AMORTIZATION
Clifford Center	$3,825	$—	$3,825	6.00%	8/15/2011	(a)	132 months
Davies Pacific Center	95,000	(1,093)	93,907	5.86%	11/11/2016		Interest Only
First Insurance Center	38,000	(678)	37,322	5.74%	1/1/2016		Interest Only
First Insurance Center	14,000	(253)	13,747	5.40%	1/6/2016		Interest Only
Pacific Business News Building	11,834	74	11,908	6.98%	4/6/2010		360 months
Pan Am Building	60,000	(43)	59,957	6.17%	8/11/2016		Interest Only
Waterfront Plaza	100,000	—	100,000	6.37%	9/11/2016		Interest Only
Waterfront Plaza	11,000	—	11,000	6.37%	9/11/2016		Interest Only
City Square	27,500	(254)	27,246	5.58%	9/1/2010		Interest Only
City Square (b)	26,612	—	26,612	LIBOR + 2.35%	9/1/2010		Interest Only
Sorrento Techonology Center	11,800	(212)	11,588	5.75%	1/11/2016		Interest Only

Total	$399,571	$(2,459)	$397,112

(a)	The terms of the Clifford Center note payable provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee, which the Company expects to exercise.

(b)	The City Square note payable with an outstanding balance of $26.612 million at September 30, 2008 has an additional $1.888 million available to be drawn. In addition, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.

The lenders’ collateral for notes payable, with the exception of Clifford Center, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases, rights under certain service agreements, and letters of credit posted by certain related parties of the Company. The lenders’ collateral for the Clifford Center note payable is the leasehold property as well as guaranties from affiliates of the Company. The Operating Partnership fully indemnifies the Company affiliates for these guarantees.

The scheduled maturities for our mortgages and notes payable for the periods succeeding September 30, 2008, assuming the exercise of extension options in existing debt agreements, are as follows (in thousands):

AS OF SEPTEMBER 30, 2008
2008	$100
2009	405
2010	66,040
2011	292
2012	310
Thereafter	332,424

Total	$399,571

Revolving Line of Credit

We entered into a Credit Agreement dated as of August 25, 2008 (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. The Credit Facility provides up to $40 million of availability and may be borrowed on a revolving basis by us, subject to the satisfaction of certain conditions, of which $30 million is presently committed and immediately available. Borrowings in excess of $30 million are subject to certain additional conditions and must be requested by us before February 25, 2009. Amounts borrowed under the Credit Facility bear interest at LIBOR plus 3.5 percent or at Key Bank’s prime rate plus 2.25 percent at our election. In October 2008, the Company borrowed $10 million under the Credit Facility. The $10 million borrowed under the Credit Facility was repaid in full by the Company on November 7, 2008.

The Credit Facility matures on August 25, 2010, but may be extended to February 25, 2011 at our election, subject to certain conditions. The Credit Facility is collateralized by certain interests in real estate of the Operating Partnership and is guaranteed by the Company and by a subsidiary of the Operating Partnership owning an interest in the real estate. In addition, obligations of the Company and the Operating Partnership to the Advisor, and certain related parties of The Shidler Group, and other related party obligations, have been subordinated to obligations under the Credit Facility.

The Credit Facility contains customary financial and other covenants, including covenants as to maximum leverage ratio, fixed charge coverage and minimum consolidated tangible net worth, and other customary terms and conditions. As of September 30, 2008, we were in compliance with our debt covenants.

7.	Unsecured Notes Payable to Related Parties

At September 30, 2008, we have promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $23.776 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 13, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Further, maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.

At September 30, 2008, $0.746 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

8.	Derivative Instruments

The Company has an interest rate cap on its City Square note payable (outstanding amount at September 30, 2008 of $26.6 million) for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.

9.	Commitments and Contingencies

Minimum Future Ground Rents

We have ground lease agreements for both our Clifford Center and Waterfront properties. The following table indicates our future minimum ground lease payments for the periods succeeding September 30, 2008 (in thousands):

AS OF SEPTEMBER 30, 2008
For the calendar year ending:
2008	$465
2009	2,306
2010	2,430
2011	2,451
2012	2,451
Thereafter	220,740

Total	$230,843

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

Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable, and interest rate contracts. We maintain our cash and cash equivalents and restricted cash on deposit with what management believes are relatively stable financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the maximum amount; and, to date, we have not experienced any losses on our invested cash. Restricted cash held by lenders is held by those lenders in accounts maintained at major financial institutions. We perform ongoing credit evaluations of our tenants for potential credit losses.

Conditional Asset Retirement Obligations

Clifford Center Ground Lease

We are subject to a surrender clause under the Clifford Center property ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land if we have not complied with certain other provisions of the ground lease. These provisions require us to: (1) only make significant improvements or alterations to the building under the supervision of a licensed architect and/or structural engineer with lessor’s written approval; (2) comply with the Americans with Disabilities Act of 1990; and (3) comply with all federal, state, and local laws regarding the handling and use of hazardous materials. The requirement to remove the improvements is contingent, first, on our failure to comply with the terms of the lease and, second, upon the cost of compliance with the lease exceeding the estimated value of the improvements. To our knowledge, we are in substantial compliance with the Americans with Disabilities Act of 1990, all work is supervised by licensed professionals, and we are not aware of any violations of laws regarding the handling or use of hazardous materials at the Clifford Center property. If we fail to satisfy any of these requirements in the future, the obligation is still subject to the lessor’s decision to require the improvements to be removed. We believe that it is remote that there will ever be an obligation to retire the Clifford Center improvements pursuant to this provision.

Waterfront Ground Lease

We are subject to a surrender clause under the Waterfront Property ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires. At the current time, our estimate of the highest and best use for the land is for its current use as improved with commercial office buildings. As a result, we believe that it is remote that the ground lessor will require us to remove the existing improvements.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”) clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, including our Clifford Center and Waterfront Plaza properties as may be required pursuant to their respective ground lease provisions, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. No major renovation or demolition of any of our properties is contemplated at the present time. In addition, we believe that it is remote that there will ever arise an obligation to retire or demolish our Clifford Center and Waterfront Plaza properties based on our estimate of the highest and best use for the land in its current use as improved with commercial office buildings. Accordingly, as of September 30, 2008 the Company has not recognized a liability in its consolidated balance sheets for conditional asset retirement obligations. However, we are currently in the process of performing an analysis to determine the estimated fair value of an obligation, if it were to arise, for the retirement or demolition of our Clifford Center and Waterfront Plaza office properties.

Restaurant Row Theatre Venture Lease Termination

We entered into a Termination of Lease Agreement on October 29, 2007 with a tenant that has been leasing 21,541 square feet at the Waterfront Property under a long term lease since 1993, at rates that we believe are currently below market rates. The Termination of Lease Agreement provides us with the option to terminate the lease within one year of the agreement date with 70 days advance written notice to the tenant and, when terminated, to pay a lease termination fee to the tenant in the amount of $2.45 million. A deposit of $0.245 million has been placed in escrow. The remaining balance due at termination of $2.205 million has been included in accounts payable and other liabilities on the accompanying consolidated balance sheets at December 31, 2007 and September 30, 2008. We anticipate reaching an agreement with the tenant that would extend our option period to terminate the lease through July 31, 2009.

Purchase Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of September 30, 2008, this amount is projected to be $5.782 million, of which $2.609 million has been funded through reserves currently classified as restricted cash.

Tax Protection Arrangements

The Contributed Properties are subject to certain sale restrictions for ten years after the Effective Date. In the event we decide to sell a Contributed Property that would not provide continued tax deferral to Venture, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Internal Revenue Code by any of the equity interest holders of the recipient of the Operating Partnership units.

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

Each Preferred Unit is convertible into 7.1717 Common Units, but no earlier than the later of March 19, 2010, and the date an underwritten public offering (of at least $75 million) by us of our common stock is consummated. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. The Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than March 19, 2010. At September 30, 2008, the cumulative unpaid distributions attributable to Preferred Units were $1.21 million.

Common Units and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. However, Venture, as the initial holder of these units has the contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by it. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation. The Proportionate Voting Preferred Stock entitles the Advisor to vote on all matters for which the common stockholders are entitled to vote. The number of votes that the Advisor is entitled to cast at the direction of Venture, as the Operating Partnership unit holder, equals the total number of common shares issuable upon exchange of the Common Units and Preferred Units issued in connection with the Transactions. This number will decrease to the extent that these Operating Partnership units are exchanged for shares of common stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.

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

Minority interests include the interests in our Operating Partnership that are not owned by us, which amounted to 82.51% of the Common Units and all of the Preferred Units outstanding as of September 30, 2008. During the three months ended September 30, 2008, no Operating Partnership units were redeemed and 723,102 Common Units were issued. As of September 30, 2008, 46,896,795 shares of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.

We present both basic and diluted earnings per share. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during each period. Net income or loss in our Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their ownership percentages in our Operating Partnership of 17.49% and 82.51%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in our Operating Partnership.

We computed net loss per Common Unit for the periods prior to the Transactions by increasing the historical net loss of Waterfront by the 2% cumulative distribution payable on the Preferred Units received by the former owners of Waterfront and dividing that total by the weighted average number of Common Units received by the former owners of Waterfront. We did not include the dilution impact of the Preferred Units as the impact of such units would have been anti-dilutive.

There were no securities outstanding which would, upon conversion, result in dilution of EPS.

Outstanding Preferred Units of the Operating Partnership are convertible into Common Units, but no earlier the later of March 19, 2010 and the date an underwritten public equity offering of our common stock in an amount equal to or greater than $75 million is consummated, which is a contingent event. These Common Units will become exchangeable for shares of our Common Stock one year after such conversion. Preferred Units outstanding at September 30, 2008 represent 32,597,528 common share equivalents, on an as-if converted basis. The probability that this contingency will be satisfied is currently not determinable. Accordingly, the Preferred Units, on an as-if converted basis, have not been included in our calculation of diluted earnings per share, including our calculation of the weighted average number of common and common equivalent shares outstanding.

Dividends and Distributions

During the third quarter of 2008, we declared a quarterly cash dividend of $0.05 per share, payable to common stockholders of record at September 30, 2008, which was paid on October 15, 2008. The dividend was the first paid by us since our formation transactions on March 19, 2008. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at September 30, 2008 in the amount of $0.05 per Common Unit, which was paid on October 15, 2008. In addition, we paid 2% cumulative unpaid and current distributions to holders of record of Preferred Units at September 30, 2008, which was paid on October 15, 2008.

11.	Related Party Transactions

We are externally advised by the Advisor and certain related parties of The Shidler Group, who also own beneficial interests in our Company. Pursuant to the Advisory Agreement among us and the Advisor, dated as of the Effective Date, the Advisor is entitled to an annual base management fee of $1.5 million per year and a supplemental management fee, in the event that the aggregate gross asset value, excluding depreciation, of our real property exceeds $1.5 billion. The supplemental management fee is an annual amount equal to one tenth of one percent (0.1%) of the amount by which our aggregate gross asset value exceeds $1.5 billion. The foregoing base management fee and supplemental management fees are subject to reduction based upon the amounts of certain direct costs that we bear. Additionally, the Advisor is entitled to receive real property transaction management fees, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located, for performing real property transaction management services for us. Affiliates of the Advisor are also entitled to receive property management fees for property management services for all of our properties based on the prevailing market rates for similar services provided on an arms-length basis. During the three months ended September 30, 2008, we incurred $0.188 million, net, in base management Advisory fees attributable to our Advisor which have been included in general and administrative expenses in the accompanying consolidated statements of operations. Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the three months ended September 30, 2008. Additionally, as of September 30, 2008, we have a loan receivable due from the Advisor totaling $0.437 million attributable to advances for day-to-day operating expenses.

We, and Waterfront, paid amounts to affiliated entities for services provided relating to leasing, property management and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

			WATERFRONT
	For the three months ended September 30, 2008	For the period from March 20, 2008 through September 30, 2008	For the period from January 1, 2008 through March 19, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
Property management fees to affiliates of Advisor	$661	$1,611	$163	$209	$571
Leasing commissions	111	298	—	39	124
Base management fees to Advisor	188	375	—	—	—
Interest	383	700	—	—	—
Construction management fees and other	48	69	3	5	8

Total	$1,391	$3,053	$166	$253	$703

Leasing commissions are capitalized as deferred leasing costs and included in “Intangible assets, net” in the accompanying consolidated balance sheets. These costs are amortized over the life of the related lease.

Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.0% to 4.0%), plus the payroll costs of on-site employees and are included in “Rental property operating” expenses in the accompanying consolidated statements of operations.

Property financing fees paid to the Advisor are capitalized and included as other assets in the accompanying consolidated balance sheets. These costs are amortized over the term of the related loan.

We lease commercial office space to affiliated entities. The annual rents from these leases totaled $0.125 million for the three months ended September 30, 2008.

On April 30, 2008, May 30, 2008 and June 19, 2008, following exercise of an option granted to us by Venture and its affiliates as part of the Transactions (the “Option”), we consummated the acquisition through the Operating Partnership of a 32.167% managing ownership interest in the POP San Diego I Joint Venture holding a portfolio of seven commercial office buildings totaling approximately 188,000 rentable square feet located throughout San Diego, California and Carlsbad, California. We acquired the ownership interest pursuant to the Option and assumed the rights and obligations of , an affiliate of The Shidler Group (“a Shidler Affiliate”) under a previously executed purchase and sale agreement. The acquisition price for our managing ownership interest was approximately $4.8 million. This acquisition price was funded by issuing approximately 396,500 Common Units on April 30, 2008 and 327,000 Common Units on June 19, 2008 that were valued at $6.5589 per unit and $6.8107 per unit, respectively. We accounted for the issuance of our Common Units in accordance with EITF No. 99-12.

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

Additionally, on May 23, 2008, we consummated the acquisition through the Operating Partnership of a 17.5% managing ownership interest in a joint venture holding the Bank of Hawaii Waikiki Center with certain Shidler Affiliates. The acquisition price for the Bank of Hawaii Waikiki Center was $0.79 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the Bank of Hawaii Waikiki Center was approximately equal to the Shidler Affiliates’ cost of investment in the Bank of Hawaii Waikiki Center.

On May 30, 2008, the POP San Diego I Joint Venture consummated the acquisition of the Scripps Ranch Business Park. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate, under the purchase agreement. The joint venture acquired the Scripps Ranch Business Park for approximately $2.8 million in cash, including customary closing costs, and the assumption of approximately $5.3 million of existing mortgage indebtedness.

On June 19, 2008, the POP San Diego I Joint Venture acquired two commercial office buildings totaling approximately 81,000 rentable square feet located in San Diego, California. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate, under the respective purchase agreements. The acquisition price for such buildings was approximately $19.15 million including assumption of approximately $12.7 million of mortgage debt and customary closing costs.

On August 14, 2008, following exercise of the Option, we consummated the acquisition through the Operating Partnership of a 10% managing ownership interest in a joint venture (the “SoCal II Joint Venture”) holding a portfolio of fifteen office and flex buildings totaling over 1,000,000 rentable square feet, situated on seven properties in Los Angeles, Orange and San Diego counties in Southern California. The acquisition price was approximately $4.24 million, payable in the form of a subordinated note issued by the Operating Partnership to a related party of the Company. The purchase price was approximately equal to the Shidler Affiliates’ cost of investment in the SoCal II Joint Venture.

In September 2008, we reduced our balance of “Unsecured notes payable to related parties” by $0.204 million through a non-cash settlement in exchange for a reduction of related party receivables.

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

On May 21, 2008, the Company issued restricted stock awards representing 24,240 shares under the 2008 Directors’ Plan, which awards vest on the date of the Company’s 2009 annual meeting, which we expect to hold in May 2009. Accordingly, as required by FAS No. 123R, the Company recognized $0.40 million of compensation expense attributable to the 2008 Directors’ Plan during the three months ended September 30, 2008. This amount is included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2008. As of September 30, 2008, none of our share-based payments to employees are vested.

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

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q. The following discussion of the Company’s financial information was significantly affected by the consummation of the Transactions. In accordance with SFAS No. 141, Waterfront, which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical information of Waterfront from that of the Company.

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

Through the Operating Partnership we own whole interests in eight fee simple and leasehold office properties and managing ownership interests in six joint ventures holding fifteen office properties. The Property Portfolio is approximately 4.4 million rentable square feet, see the table in note “1. Organization and Ownership” for a breakdown between wholly-owned and joint venture properties. We are advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, pursuant to an advisory agreement dated as of March 19, 2008 (the “Advisory Agreement”). The Advisor is responsible for the day-to-day operation and management of the Company.

Our property statistics as of September 30, 2008 for our wholly-owned properties are as follows:

PROPERTY	MARKET	LEASABLE SQ. FT.
Waterfront Plaza	Honolulu	534,475
500 Ala Moana Boulevard
Davies Pacific Center	Honolulu	353,224
841 Bishop Street
Pan Am Building	Honolulu	209,889
1600 Kapiolani Boulevard
First Insurance Center	Honolulu	202,992
1100 Ward Avenue
Pacific Business News Building	Honolulu	90,559
1833 Kalakaua Avenue
Clifford Center	Honolulu	72,415
810 Richards Street
City Square	Phoenix	754,127
3800 North Central Avenue
3838 North Central Avenue
4000 North Central Avenue
Sorrento Technology Center	San Diego	63,363
10140 Barnes Canyon Road
10180 Barnes Canyon Road

		2,281,044

We also own managing ownership interests in six joint ventures which own commercial office properties (the “Unconsolidated Joint Ventures”). The Unconsolidated Joint Ventures are accounted for under the equity method of accounting. Property statistics as of September 30, 2008 for our Unconsolidated Joint Ventures are as follows:

PROPERTY	MARKET	LEASABLE SQ. FT.	PERCENTAGE OWNERSHIP
Seville Plaza	San Diego	138,576	7.50%
5469 Kearny Villa Road
5471 Kearny Villa Road
5473 Kearny Villa Road
Torrey Hills Corporate Center	San Diego	24,066	32.17%
11250 El Camino Real
Palomar Heights	San Diego	51,679	32.17%
5860 Owens Avenue (Building A)
5876 Owens Avenue (Building B)
5868 Owens Avenue (Building C)
Palomar Heights Corporate Center	San Diego	64,812	32.17%
5857 Owens Avenue (Corporate Center)
Scripps Ranch Business Park 1	San Diego	47,248	32.17%
9775 Business Park Avenue
10021 Willow Creek Road
Black Canyon Corporate Center	Phoenix	221,784	17.50%
16404 N. Black Canyon Highway
U.S. Bank Center	Phoenix	388,783	7.50%
101 N. First Avenue
21 West Van Buren Street
Bank of Hawaii Waikiki Center	Honolulu	152,288	17.50%
2155 Kalakaua Avenue
South Coast Executive Center	Orange County	61,025	10.00%
1503 South Coast Drive
Via Frontera Business Park	San Diego	78,819	10.00%
10965 Via Frontera Drive
10993 Via Frontera Drive
13550 Stowe Drive (Poway)	San Diego	112,000	10.00%
Carlsbad Corporate Center	San Diego	125,000	10.00%
1950 Camino Vida Roble
Savi Tech Center	Orange County	372,327	10.00%
Savi Tech -22705 Savi Ranch Parkway
Savi Tech -22715 Savi Ranch Parkway
Savi Tech -22725 Savi Ranch Parkway
Savi Tech -22745 Savi Ranch Parkway
Yorba Linda Business Park	Orange County	166,042	10.00%
22343 La Palma Avenue
22345 La Palma Avenue
22347 La Palma Avenue
22349 La Palma Avenue
22833 La Palma Avenue
Gateway Corporate Center	San Gabriel	85,216	10.00%
1370 Valley Vista Drive

		2,089,665

Our corporate strategy is to continue to own high-quality office buildings concentrated in our target markets. Our leasing strategy focuses on executing long-term leases with creditworthy tenants. The success of our leasing strategy is dependent upon the general economic conditions of our target markets. Historically, the Property Portfolio has been leased to tenants on both a full service gross and net lease basis. A full service gross lease has a base year expense stop, whereby the tenant pays a stated amount of expenses as part of the rent payment, while future increases (above the base year stop) in property operating expenses are billed to the tenant based on the tenant’s proportionate square footage in the property. The increased property operating expenses billed are reflected in operating expense and amounts recovered from tenants are reflected as tenant recoveries in the statements of operations. In a net lease, the tenant is responsible for all property taxes, insurance, and operating expenses. As such, the base rent payment does not include operating expenses, but rather all such expenses are billed to the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. We expect to emphasize net leases in the future, although we expect some leases will remain gross leased in the future due to tenant expectations and market customs.

The Transactions Included in the Master Agreement

On the Effective Date we consummated the Transactions included in the Master Agreement. As part of the Transactions, AZL merged with and into its wholly-owned subsidiary, with the subsidiary as the surviving corporation (the “Reincorporation”). Substantially all of the assets and certain liabilities of AZL and substantially all of the commercial real estate assets and related liabilities of Venture were contributed to a newly formed partnership, the Operating Partnership, in which we became the sole general partner and Venture became a limited partner.

In consideration for the acquired property interests, the Operating Partnership issued to Venture 13,576,165 common units (the “Common Units”) and 4,545,300 preferred units (the “Preferred Units”). The Common Units are convertible into shares of our Common Stock no earlier than two years after the Effective Date. Each Preferred Unit is convertible into 7.1717 Common Units, but no earlier than the later of two years after the Effective Date and an underwritten public offering (of at least $75 million) by us of our common stock is consummated. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from Preferred Units to Common Units.

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

Market Information

Market and industry data and other statistical information used throughout this section are based on independent industry publications, including CB Richard Ellis as it relates to our Honolulu office market and Grubb & Ellis as it relates to all our other office markets. Some data are also based on our good faith estimates, which are derived from our review of management’s knowledge of the industry and independent sources. Although we are not aware of any misstatements regarding the industry data that we present in this prospectus, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and “Note Regarding Forward-Looking Statements.”

Honolulu Office Market

We have seven properties that represent approximately 1,490,200 effective square feet (or 58.5% of our Effective Portfolio) located in the Honolulu office submarkets of Honolulu Downtown (Central Business District), Waikiki and Kapiolani at September 30, 2008. These office submarkets, based on a combined weighted average, experienced net positive absorption of approximately 11,500 square feet during the third quarter of 2008. Based on a combined weighted average, the total percent occupied within these submarkets increased by 134 basis points from 89.21% occupied as of June 30, 2008 to 90.55% occupied as of September 30, 2008. During the third quarter of 2008, average asking rents remained flat at $36.60 per square foot annually as of June 30, 2008 and September 30, 2008.

Phoenix Office Market

We have three properties that represent approximately 822,100 effective square feet (or 32.3% of our Effective Portfolio) located in the Phoenix office submarkets of Phoenix Downtown North, Downtown South and Deer Valley at September 30, 2008. These office submarkets, based upon a combined weighted average, experienced net positive absorption of approximately 51,000 square feet during the third quarter of 2008. Based on a combined weighted average, the total percent occupied within these submarkets increased by 32 basis points from 83.89% occupied as of June 30, 2008 to 84.21% occupied as of September 30, 2008. During the third quarter of 2008, average asking rents decreased by 1.92% from $28.60 per square foot annually as of June 30, 2008 to $28.05 per square foot annually as of September 30, 2008.

San Diego Office Market

We have nine properties that represent approximately 165,700 effective square feet (or 6.5% of our Effective Portfolio) located in the San Diego office submarkets of San Diego North County and Central County at September 30, 2008. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 394,600 square feet during the third quarter of 2008. Based on a combined weighted average, the total percent occupied within these submarkets increased by 38 basis points from 85.52% occupied as of June 30, 2008 to 85.90% occupied as of September 30, 2008. During the third quarter of 2008, average asking rents decreased by 2.34% from $29.92 per square foot annually as of June 30, 2008 to $29.22 per square foot annually as of September 30, 2008.

Orange County Office Market

We have three properties that represent approximately 59,900 effective square feet (or 2.4% of our Effective Portfolio) located in the North and South submarkets of Orange County at September 30, 2008. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 137,700 square feet during the third quarter of 2008. Based on a combined weighted average, the total percent occupied within these submarkets decreased by less than 1 basis point from 85.70% occupied as of June 30, 2008 to 85.69% occupied as of September 30, 2008. During the third quarter of 2008, average asking rents decreased by 1.07% from $25.33 per square foot annually as of June 30, 2008 to $25.06 per square foot annually as of September 30, 2008.

Los Angeles Office Market

We have one property that represents approximately 8,500 effective square feet (less than 1% of our Effective Portfolio) located in the San Gabriel office submarket of Los Angeles County at September 30, 2008. This office submarket experienced net positive absorption of approximately 28,400 square feet during the third quarter of 2008. The total percent occupied within this submarket decreased by 50 basis points from 92.80% occupied as of June 30, 2008 to 92.30% occupied as of September 30, 2008. During the third quarter of 2008, average asking rents decreased by 1.79% from $26.88 per square foot annually as of June 30, 2008 to $26.40 per square foot annually as of September 30, 2008.

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

Acquisitions of properties and other business combinations are accounted for using the purchase method and, accordingly, the results of operations of acquired properties are included in our result of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place market leases, acquired below and above market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date. Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases.

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

Impairment of Long-Lived Assets. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management assesses the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate carrying value is reduced to fair value and impairment loss is recognized. We did not recognize an impairment loss during the three month period ended September 30, 2008.

Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. We did not recognize an impairment loss during the three month period ended September 30, 2008.

Revenue Recognition. Revenue and gain is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

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

Investments in Joint Ventures. We analyze our investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Based on the guidance set forth in SFAS Interpretation No. 46(R), we have determined that our joint ventures are not variable interest entities. Further, our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. Accordingly, ,we have determined that the equity method of accounting is appropriate for our investments in joint ventures.

On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, which served to modify and provide substantive participating rights to the non-managing member, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, effective April 1, 2008, pursuant to EITF Issue No. 04-5. Prior to the date of such Amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to EITF Issue No. 04-5.

Income Taxes. In the preparation of our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT qualification requirements. Our estimates are based on our interpretation of tax laws. These estimates may have an impact on the income tax expense recognized in our consolidated financial statements. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, and changes in tax laws. Adjustments required, if any, in a given period are included within the income tax provision in our consolidated financial statements.

Results of Operations

The following discussion regarding the results of operations was significantly affected by the consummation of the Transactions. Accordingly, the historical financial information presented below for periods prior to March 20, 2008 represent that of Waterfront. Further, the historical information presented below for the period beginning after March 20, 2008 represent that of the Company. The business operations of the Company are substantially larger in scope than Waterfront and we do not believe the results are comparable. Our discussion below addresses the historical information for the three months ended September 30, 2008 for the Company, and the historical information for the three months ended September 30, 2008 and 2007 for Waterfront, the nine months ended September 30, 2008 and 2007 for Waterfront, and the nine months ended September 30, 2008 for the Combined Entities

Overview

As of September 30, 2008, the Property Portfolio and Effective Portfolio were 84.29% and 83.95% leased, respectively, to 859 tenants. Approximately 4.00% of our Property Portfolio leased square footage expires during the remainder of 2008 and approximately 12.30% of our Property Portfolio leased square footage expires during 2009. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years. See Item 1A. Risk Factors in Part II – Other Information of this Quarterly Report for a discussion on risk factors pertaining to the current credit market environment.

As of September 30, 2008, our consolidated Honolulu portfolio was 87.73% leased, with approximately 179,500 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 89.8% leased, with approximately 15,500 square feet available. Our effective Honolulu portfolio was 87.77% leased, with approximately 195,000 square feet available.

As of September 30, 2008, our consolidated Phoenix portfolio was 75.2% leased, with approximately 187,300 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 76.1% leased, with approximately 146,200 square feet available. Our effective Phoenix portfolio was 74.9% leased, with approximately 333,500 square feet available.

As of September 30, 2008, our consolidated San Diego portfolio was 100% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 83.2% leased, with approximately 107,800 square feet available. Our effective San Diego portfolio was 90.8% leased, with approximately 107,800 square feet available.

As of September 30, 2008, our effective Orange County portfolio was 92.5% leased, with approximately 45,300 square feet available.

As of September 30, 2008, our effective Los Angeles County portfolio was 94.2% leased, with approximately 4,900 square feet available.

Comparison of three months ended September 30, 2008 to the three months ended September 30, 2007

Revenues

Rental Revenue. Rental revenue for the Company for the three months ended September 30, 2008 was $10.899 million. Rental revenue for Waterfront for the three months ended September 30, 2008 was $2.988 million, which decreased $0.071 million or 2% from $3.059 million for the three months ended September 30, 2007. The decrease in rental revenue for Waterfront was primarily due to a slight increase in vacancy. The remaining increase of $7.911 million in rental revenue for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Tenant Reimbursements. Tenant reimbursements for the Company for the three months ended September 30, 2008 were $5.583 million. Tenant reimbursements for Waterfront for the three months ended September 30, 2008 were $1.503 million, which increased $0.199 million or 15% from $1.304 million for the three months ended September 30, 2007. The increase in tenant reimbursements for Waterfront is primarily due to an increase in common area maintenance rates in January 2008, direct tenant charges and related general excise taxes to adjust for rising costs of electricity and real property taxes. The remaining increase of $4.08 million in tenant reimbursements for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Parking Revenue. Parking revenue for the Company for the three months ended September 30, 2008 was $1.981 million. Parking revenue for Waterfront for the three months ended September 30, 2008 was $0.623 million, which decreased $0.014 million or 2% from $0.637 million for the three months ended September 30, 2007. The decrease in parking revenue for Waterfront was primarily due to a corresponding reduction in rental revenue. The remaining increase of $1.358 million in parking revenues for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Expenses

Rental Property Operating Expenses. Rental property operating expenses for the Company for the three months ended September 30, 2008 was $11.067 million. Rental property operating expenses for Waterfront for the three months ended September 30, 2008 was $3.826 million, which increased $0.061 million or 2% from $3.765 million for the three months ended September 30, 2007. The increase in rental property operating expenses for Waterfront is primarily due to a garage maintenance service started in the fourth quarter of 2007 and higher electricity and property taxes. The remaining increase of $7.241 million in rental property operating expenses for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

General and Administrative. General and administrative expense for the Company for the three months ended September 30, 2008 was $0.429 million. General and administrative expense for Waterfront for the three months ended September 30, 2007 was $0.672 million, which represents transaction expenses related to the merger with AZL. Waterfront had no such expense for the three months ended September 30, 2008.

Interest Expense. Interest expense for the Company for the three months ended September 30, 2008 was $6.769 million. Interest expense for Waterfront for the three months ended September 30, 2008 was $1.841 million, which increased $0.053 million or 3% from $1.788 million for the three months ended September 30, 2008, primarily due to 2008 having an additional day of interest compared to 2007. The remaining increase of $4.928 million in interest expense for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Company for the three months ended September 30, 2008 was $6.740 million. Depreciation and amortization expense for Waterfront for the three months ended September 30, 2008 was $0.837 million, which decreased $0.283 million or 25% from $1.120 million for the three months ended September 30, 2007. The decrease in depreciation and amortization expense for Waterfront was primarily due to lower tenant improvement assets in the 2008 period resulting from lease expirations and subsequent renewals requiring less tenant improvement costs. The remaining increase of $5.903 million in depreciation and amortization expense for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Comparison of nine months ended September 30, 2008 to the nine months ended September 30, 2007

Revenues

Rental Revenue. Rental revenue for the Company for the nine months ended September 30, 2008 was $26.401 million. Rental revenue for Waterfront for the nine months ended September 30, 2008 was $9.604 million, which increased $0.317 million or 3% from $9.287 million for the nine months ended September 30, 2007. The increase in rental revenue for Waterfront was primarily attributable to contractual rent increases for leases starting after January 2007 and new leases signed after September 30, 2007. The remaining increase of $16.797 million in rental revenue for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Tenant Reimbursements. Tenant reimbursements for the Company for the nine months ended September 30, 2008 were $12.740 million. Tenant reimbursements for Waterfront for the nine months ended September 30, 2008 were $4.511 million, which increased $0.891 million or 25% from $3.620 million for the nine months ended September 30, 2007. The increase in tenant reimbursements for Waterfront is primarily due to an increase in common area maintenance rates in January 2008 to adjust for rising costs of electricity and real property taxes. The remaining increase of $8.229 million in tenant reimbursements for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Parking Revenue. Parking revenue for the Company for the nine months ended September 30, 2008 was $4.855 million. Parking revenue for Waterfront for the nine months ended September 30, 2008 was $1.907 million, which decreased $0.052 million or 3% from $1.959 million for the nine months ended September 30, 2007. The decrease in parking revenue for Waterfront is primarily due to a reduction in parking tenants, partially offset by higher parking rates. The remaining increase of $2.948 million in parking revenue for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Expenses

Rental Property Operating Expenses. Rental property operating expenses for the Company for the nine months ended September 30, 2008 was $26.442 million. Rental property operating expenses for Waterfront for the nine months ended September 30, 2008 was $11.790 million, which increased $1.380 million or 13% from $10.410 million for the nine months ended September 30, 2007. The increase in rental property operating expenses is primarily due to rising electricity costs, higher general excise tax due to higher revenues and higher real property taxes. The remaining increase of $14.622 million in rental property operating expense for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

General and Administrative. General and administrative expense for the Company for the nine months ended September 30, 2008 was $17.807 million, primarily attributable to $16.194 million in share-based compensation resulting from the Transactions. General and administrative expense for Waterfront for the nine months ended September 30, 2008 was $0.108 million, which decreased $2.7 million or 96% from $2.808 million for the nine months ended September 30, 2007. The decrease in general and administrative expense for Waterfront is primarily due to less Transaction expenses incurred.

Interest Expense. Interest expense for the Company for the nine months ended September 30, 2008 was $15.822 million. Interest expense for Waterfront for the nine months ended September 30, 2008 was $5.454 million, which increased $0.035 million or 1% from $5.419 million for the nine months ended September 30, 2008, primarily due to 2008 having an additional day of interest compared to 2007. The remaining increase of $10.368 million in interest expense for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Company for the nine months ended September 30, 2008 was $15.503 million. Depreciation and amortization expense for Waterfront for the nine months ended September 30, 2008 was $2.635 million, which decreased $0.593 million or 18% from $3.228 million for the nine months ended September 30, 2007. The decrease in depreciation and amortization expense for Waterfront is primarily due to lower tenant improvement assets in the 2008 period resulting from lease expirations and subsequent renewals requiring less tenant improvement costs. The remaining increase of $12.868 million in depreciation and amortization expense for the Company compared to Waterfront was attributable to the properties acquired at the Transaction date.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of September 30, 2008, we had $6.158 million in cash and cash equivalents as compared to $2.619 million for Waterfront as of December 31, 2007. In addition, we had restricted cash balances of $5.996 million as of September 30, 2008 as compared to $1.708 million for Waterfront as of December 31, 2007. Restricted cash primarily consists of interest bearing cash deposits required by certain of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs.

We anticipate that our restricted reserves, as well as our existing sources of liquidity, including existing cash on hand, cash flows from operations, and our credit facility will be sufficient to fund our capital expenditures or needs for our existing Property Portfolio during the next twelve months.

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

We expect to meet our long-term liquidity and capital requirements such as scheduled principal maturities, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, existing cash on hand, refinancing of existing indebtedness and through other available investment and financing activities.

We expect that we will fund only 10% to 20% of the required equity for new office properties acquired in the future. The balance of the equity investment is expected to be funded, on a transaction-by-transaction basis, by a co-investor. We have pre-existing relationships with a number of potential co-investors that we believe will provide ample opportunities to fund anticipated acquisitions. Our business strategy provides us with the opportunity to earn greater returns on invested equity through incentive participation and management fees.

As of September 30, 2008, our total consolidated debt was approximately $421 million with a weighted average interest rate of 6.113% and a weighted average remaining term of 6.8 years.

Indebtedness

Mortgage and Collateralized Loans

A summary of our consolidated mortgage and other collateralized loans at September 30, 2008 is as follows (in thousands):

PROPERTY	OUTSTANDING PRINCIPAL BALANCE	INTEREST RATE		MATURITY DATE		BALANCE DUE AT MATURITY DATE	PREPAYMENT /DEFEASANCE
Clifford Center (1)	3,825	6.00%		8/15/2011		3,032	(2)
Davies Pacific Center	95,000	5.86%		11/11/2016		95,000	(3)
First Insurance Center	38,000	5.74%		1/1/2016		38,000	(4)
First Insurance Center	14,000	5.40%		1/6/2016		14,000	(5)
Pacific Business News Building (6)	11,834	6.98%		4/6/2010		11,613	(7)
Pan Am Building	60,000	6.17%		8/11/2016		60,000	(8)
Waterfront Plaza	100,000	6.37%		9/11/2016		100,000	(9)
Waterfront Plaza	11,000	6.37%		9/11/2016		11,000	(10)
City Square	27,500	5.58%		9/1/2010		27,500	(11)
City Square (12)	26,612	LIBOR + 2.35%		9/1/2010		28,500	(13)
Sorrento Technology Center (14)	11,800	5.75	% (15)	1/11/2016	(15)	11,800	(16)

(1)	Requires monthly principal and interest payments of $39.8. The initial maturity date is August 15, 2011. We have the option to extend the maturity date to August, 15, 2014.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)	Loan is prepayable, after second anniversary of its securitization, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.

(4)	Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance. No premium due after October 1, 2015. Loan may also be defeased after earlier of December 2008 or two years after the “start-up date” of the loan, if securitized.

(5)	Loan is not prepayable until October 6, 2015; however, loan may be defeased after earlier of August 2009 and two years after the “start-up date” of the loan, if securitized. No premium is due upon prepayment.

(6)	Requires monthly principal and interest payments of $81.

(7)	Loan may not be prepaid until February 6, 2010. No premium is due upon prepayment. Loan may be defeased after the earlier of September 2008 or two years after the “start-up date” of the loan, if securitized.

(8)	Loan may be prepaid following second anniversary of its securitization subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(9)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased after the date that is two years from the “start-up date” of the loan, if securitized.

(10)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(11)	Loan may not be prepaid until June 1, 2010. Loan may be defeased at any time after the earlier of October 1, 2008 or the date that is two years after the “start-up date” of the loan, if securitized.

(12)	Maximum loan amount to be advanced is $28.5 million. In addition, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010.

(13)	Loan may be prepaid subject to payment of a fee in amount of $142.

(14)	From and after January 11, 2010, requires monthly principal and interest payments in the amount of $69.

(15)	Although the maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.7%.

(16)	No prepayment is permitted prior to October 11, 2016. Loan may be defeased after the earlier of December 15, 2009 or second anniversary of the “start-up date” of the loan, if securitized.

Our variable rate debt bears interest at a rate based on 30-day LIBOR, which was 3.92625% as of September 30, 2008, plus a spread. Our variable rate debt at September 30, 2008 has an initial term that matures in September 2010.

The debt relating to the Property Portfolio is owed at the property level rather than by the Company or the Operating Partnership. This debt is non-recourse to the Operating Partnership except as noted below. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk.

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

As of September 30, 2008, our ratio of total consolidated debt to total consolidated market capitalization was approximately 55.90%. Our total consolidated market capitalization of $753 million includes our total consolidated debt of $421 million and the market value of our common share and common share equivalents outstanding of $332 million (based on the closing price of our common stock of $6.65 per share on AMEX on September 30, 2008).

At September 30, 2008, the POP San Diego I joint venture had debt, of which 10%, or $1.604 million, is recourse to our Operating Partnership.

Revolving Line of Credit

We entered into a Credit Agreement dated as of August 25, 2008 (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. The Credit Facility provides up to $40 million of availability and may be borrowed on a revolving basis by us, subject to the satisfaction of certain conditions, of which $30 million is presently committed and immediately available. Borrowings in excess of $30 million are subject to certain additional conditions and must be requested by us before February 25, 2009. Amounts borrowed under the Credit Facility bear interest at LIBOR plus 3.5 percent or at Key Bank’s prime rate plus 2.25 percent at our election. We are permitted to use the proceeds of the loan to fund an acquisition of new real estate related assets, capital expenditures and short term operating needs. In October 2008, the Company borrowed $10 million under the Credit Facility. The $10 million borrowed under the Credit Facility was repaid in full by the Company on November 7, 2008.

The Credit Facility matures on August 25, 2010, but may be extended to February 25, 2011 at our election, subject to certain conditions. The Credit Facility is collateralized by certain interests in real estate of the Operating Partnership and is guaranteed by the Company and by a subsidiary of the Operating Partnership owning an interest in the real estate. In addition, obligations of the Company and the Operating Partnership to the Advisor and other related party obligations have been subordinated to obligations under the Credit Facility.

The Credit Facility contains customary financial and other covenants, including covenants as to maximum leverage ratio, fixed charge coverage and minimum consolidated tangible net worth, and other customary terms and conditions. As of September 30, 2008, we were in compliance with our debt covenants.

Subordinated Promissory Notes

At September 30, 2008, we have promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $23.78 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 13, 2013, but the Operating Partnership may elect to extend maturity for one additional year, and maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.

At September 30, 2008, $0.735 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

Distributions

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations and intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We generally will not be subject to federal income tax on income that we distribute to our stockholders and UPREIT unit holders, provided that we distribute 100 percent of our REIT taxable income and meet certain other requirements for qualifying as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect our income and our ability to pay dividends. We believe we have been organized as, and our past and present operations qualify the Company as, a REIT.

One of our primary objectives, consistent with our policy of retaining sufficient cash for reserves and working capital purposes and maintaining our status as a REIT, is to distribute a substantial portion of our funds available from operations to our common stockholders and UPREIT unit holders in the form of dividends or distributions on a quarterly basis. Dividends and distributions by the Company are contingent upon the Company’s receipt of distributions on the Common Units from the Operating Partnership. The Operating Partnership is prohibited from making distributions on the Common Units unless all accumulated distributions on the Preferred Units have been paid, except to pay certain operating expenses of the Company and for the purposes of maintaining our qualification as a REIT. As of September 30, 2008, we considered market factors and our performance in addition to REIT requirements in determining distribution levels.

During the third quarter of 2008, we declared a dividend distribution of $0.05 per share or UPREIT unit which was paid on October 15, 2008 to its common stockholders and UPREIT unit holders of record as of September 30, 2008.

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2008, the cumulative unpaid distributions attributable to Preferred Units were $1.21 million, which were paid on October 15, 2008.

Related Party Transactions

We are externally advised by the Advisor and certain related parties of The Shidler Group. For a more detailed discussion of our Advisor and other related party transactions, see Note 11 to our Condensed Consolidated Financial Statements.

New Accounting Pronouncements

FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109. FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. Our adoption of FIN 48 on January 1, 2008 did not have a material impact on our consolidated results of operations, financial position or cash flow.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. Our adoption of SFAS No. 157 for the valuation of financial assets and liabilities in 2008 did not have a material impact on our consolidated results of operations, financial position or cash flow, as our derivative value is not significant.

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

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position (FSP) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method. The restricted stock awards granted to our board of directors, as described in note “12. Share-Based Payments”, are entitled to receive cash dividends declared on our common stock only for those awards that are vested. As such, we believe that the adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements and results of operations. FSP EITF No. 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Upon the Effective Date and as a result of the Transactions, we transitioned from operating under the internal control structure of AZL to the control structure implemented and maintained by the Advisor. Pursuant to the Advisory Agreement, the responsibilities of the Advisor as it relates to our internal control over financial reporting include, but are not limited to, the development and maintenance of appropriate accounting and compliance procedures, maintaining and testing systems with respect to financial reporting obligations and compliance with the REIT provisions of the Internal Revenue Code, compliance with all regulatory requirements applicable to our business activities, including the preparation of consolidated financial statements required under applicable regulations and contractual undertakings and the preparation of all reports and documents required under the Exchange Act. We are allowed to review, audit and inspect the records and procedures of the Advisor to ensure compliance with all applicable regulatory requirements.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in providing a reasonable level of assurance that information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes that occurred during the quarter covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to it.

Item 1A.	Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, included under Item 1A “Risk Factors.” The risk factors should be carefully considered when evaluating our business and the forward-looking statements in this report. See “Item 2 Management’s Discussion and Analysis or Plan of Operation - Note Regarding Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

In addition to the risk factors previously presented, the following risk factor should be carefully considered:

The current turmoil in the credit markets could limit demand for our office properties and affect the overall availability and cost of credit.

The current turmoil in the credit markets could limit demand for our office properties and affect the overall availability and cost of credit. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis.

With respect to the Company, currently these conditions have not impaired our ability to access credit markets and finance our operations, however, the impact of the current crisis on our ability to obtain financing in the future and the costs of terms of the same, is unclear. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

In addition, given these current conditions, the Company’s business and results of operations could be adversely affected as follows:

•

Our tenants may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and tenant recoveries. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting our ability to maintain occupancy levels.

•

Constraints on the availability of credit to tenants, necessary to purchase and install improvements, fixtures and equipment, and fund start-up business expenses, could impact our ability to procure new tenants for spaces currently vacant in our properties.

•

Our co-investment partners could experience difficulty obtaining financing in the future for the reasons discussed above. Their inability to obtain financing on acceptable terms, or at all, could impact our ability to acquire additional properties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2008, (File No. 000-53143) (the “March 25, 2008 Form 8-K”) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the March 25, 2008 Form 8-K and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating Proportionate Voting Preferred Stock (previously filed as Exhibit 3.3 to the March 25, 2008 Form 8-K and incorporated herein by reference).

10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company (previously filed as Exhibit 10.1 to the Company’s Annual Report of Form 10-KSB filed March 31, 2005, and incorporated herein by reference).

10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell (previously filed as Exhibit 10.2 to the Company’s Annual Report of Form 10-KSB filed March 31, 2005, and incorporated herein by reference).

10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich (previously filed as Exhibit 10.3 to the Company’s Annual Report of Form 10-KSB filed March 31, 2005, and incorporated herein by reference).

10.4	Master Formation and Contribution Agreement dated October 3, 2006 between the registrant and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on October 3, 2006, and incorporated herein by reference).

10.5	Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated November 2, 2006, between the Company and POP (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006, and incorporated herein by reference).

10.6	Second Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006, and incorporated herein by reference).

10.7	Third Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007, and incorporated herein by reference).

10.8	Fourth Amendment to Master Formation and Contribution Agreement, dated November 9, 2007, between the Company and Pacific Office Contributor (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on November 13, 2007, and incorporated herein by reference).

10.9	Master Amendment to Contribution Agreements, dated November 9, 2007, between the Company and Pacific Office Contributor (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on November 13, 2007, and incorporated herein by reference).

10.10	Form of Contribution Agreement, dated November 2, 2006, between the Company and Pacific Office Contributor (previously filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2006, and incorporated herein by reference).

10.11	Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between 5 Torrey Hills Venture, LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-09900) (the “2008 2Q Form 10-Q”) and incorporated herein by reference).

10.12	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 by and among Buie Carlsbad Building A, LLC, Buie Carlsbad Lot 10, LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.2 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.13	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 by and among Buie Carlsbad Building B LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.3 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.14	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 between Buie Scripps Ranch Office Building LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.4 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.15	Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between Buie Carlsbad LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.5 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.16

Advisory Agreement, dated as of March 19, 2008, among Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and Pacific Office Management, Inc. (previously filed as Exhibit 10.1 to the March 25, 2008 Form 8-K and incorporated herein by reference).

10.17

Amended and Restated Agreement of Limited Partnership dated as of March 19, 2008 of Pacific Office Properties, L.P. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-09900) and incorporated herein by reference).

10.18	Master Registration Rights Agreement, dated as of March 19, 2008 (previously filed as Exhibit 10.3 to the March 25, 2008 Form 8-K and incorporated herein by reference).

10.19

Noncompetition Agreement, dated as of March 19, 2008, between Pacific Office Properties, L.P. and Jay H. Shidler (previously filed as Exhibit 10.4 to the March 25, 2008 Form 8-K and incorporated herein by reference).

10.20	Form of Indemnity Agreement, dated as of March 19, 2008 (previously filed as Exhibit 10.5 to the March 25, 2008 Form 8-K and incorporated herein by reference).

10.21	Membership Interest Purchase Agreement dated as of April 30, 2008 by and among the Pacific Office Properties, L.P., and STIRR Black Canyon, LLC, and POP/BC Mezzanine, L.L.C. (previously filed as Exhibit 10.6 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.22	Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR USB Towers, LLC and POP/USB Partners, LLC (previously filed as Exhibit 10.7 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.23	Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR 2155 Kalakaua, LLC and 2155 Mezzanine, LLC (previously filed as Exhibit 10.8 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.24	First Amendment to Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of April 30, 2008 (previously filed as Exhibit 10.9 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.25	Second Amendment to Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of June 19, 2008 (previously filed as Exhibit 10.10 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.26	Form of Promissory Note (previously filed as Exhibit 10.11 to the 2008 2Q Form 10-Q and incorporated herein by reference).

10.27	Membership Interest Purchase Agreement dated as of August 14, 2008, by and between STIRR SoCal Portfolio II, LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed August 20, 2008, (File No. 1-09900) and incorporated herein by reference).

10.28	Credit Agreement dated as of August 25, 2008, by and among Pacific Office Properties, L.P., Keybank National Association, and Keybank Capital Markets (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed August 29, 2008, (File No. 1-09900) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: November 12, 2008	/s/ Dallas E. Lucas
Dallas E. Lucas
Chief Executive Officer, President

/s/ James M. Kasim
James M. Kasim
Chief Financial Officer