Form 10-Q/A
period 2008-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2009-02-06
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-9900
PACIFIC OFFICE PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	86-0602478 (I.R.S. Employer Identification No.)
233 Wilshire Boulevard, Suite 830
Santa Monica, CA 90401
(Address of principal executive offices) (Zip Code)
(Registrant’s telephone number, including area code): (310) 395-2083
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

PACIFIC OFFICE PROPERTIES TRUST, INC.

FORM 10-Q/A

Page
Explanatory Note	ii

PART I — FINANCIAL STATEMENTS	1

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	49

PART II — OTHER INFORMATION	50

Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 6. Exhibits	51

Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer and Chief Financial Officer
EX-31.1
EX-31.2
EX-32.1

i

PACIFIC OFFICE PROPERTIES TRUST, INC.
FORM 10-Q/A
Explanatory Note
     This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2008, originally filed on August 14, 2008 (the “Original Filing”), is being filed to report that we have restated our Condensed Consolidated Financial Statements as of June 30, 2008, and for the periods in the six months ended June 30, 2008. Our management determined, on February 4, 2008, that the original financial statements for the period in question should no longer be relied upon due to certain errors in such financial statements. The Company did not properly consider the preference allocation to the preferred unit holders prior to allocating the remaining loss between the general and limited partners of the Consolidated Subsidiary, Pacific Office Properties, L.P., which is required by the partnership agreement. Accordingly, net loss was overstated by $0.584 million, loss per share was overstated by $0.20, the minority interest allocation for the period was understated by $0.584 million, minority interest was overstated by $0.162 million and Stockholders’ equity was understated by $0.162 million. We are filing this amendment to our Quarterly Report for the quarterly period ended June 30, 2008 to correct these errors.
     For the adjustments made as a result of the restatement, see Note 14, Restatement of Previously Issued Financial Statements included in “Part I -Item 1-Financial Statements.” We have restated PART I, Item 1 Financial Statements, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 Controls and Procedures in their entirety and amended PART II, Item 1A, Risk Factors in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.
     No other information in the Original Filing has been amended or modified hereby. Except where specifically indicated, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and accordingly, we have not updated the disclosures contained herein to reflect events that occurred after the Original Filing.
     As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ii

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements.
Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

		Waterfront
	June 30, 2008	December 31, 2007
	(as restated)
ASSETS
Investments in real estate, net	$397,482	$59,587
Cash and cash equivalents	11,228	2,619
Restricted cash	5,852	1,708
Rents and other receivables	4,218	1,743
Intangible assets, net	46,664	6,009
Other assets, net	4,265	8,505
Goodwill	59,388	—
Investment in unconsolidated joint ventures	7,738	—

Total assets	$536,835	$80,171

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)
Mortgage and other secured loans	$397,094	$111,000
Unsecured notes payable to related parties	19,736	—
Accounts payable and other liabilities	14,698	5,831
Acquired below market leases, net	13,008	107

Total liabilities	444,536	116,938

Minority Interests	85,980	—

Stockholders’ equity (members’ deficit):
Proportionate Voting Preferred Stock	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2008	—	—
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 3,031,025 shares issued and outstanding at June 30, 2008	185	—
Class B Common Stock, $0.0001 par value, 200,000 shares authorized, 100 shares issued and outstanding at June 30, 2008	—	—
Additional paid-in capital	10,610	—
Retained deficit	(4,476)	—
Members’ deficit	—	(36,767)

Total stockholders’ equity (members’ deficit)	6,319	(36,767)

Total liabilities, minority interests and stockholders’ equity (members’ deficit)	$536,835	$80,171

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Pacific Office Properties Trust, Inc.			Waterfront
		Total(1)
		For the	For the period
		period from	from March	For the period		For the six
	For the three	January 1,	20, 2008	from January	For the three	months
	months ended	2008 through	through June	1, 2008 through	months ended	ended June
	June 30, 2008	June 30, 2008	30, 2008	March 19, 2008	June 30, 2007	30, 2007
	(as restated)	(as restated)	(as restated)
Revenue:
Rental	$11,090	$15,502	$12,501	$3,001	$3,169	$6,228
Tenant reimbursements	4,975	7,157	5,587	1,570	1,120	2,316
Parking	2,048	2,874	2,312	562	655	1,322
Interest and other	141	209	180	29	218	112

Total revenue	18,254	25,742	20,580	5,162	5,162	9,978

Operating Expenses:
Rental property operating	10,505	15,345	11,729	3,616	3,461	6,643
General and administrative	1,120	17,408	17,378	30	2,138	2,138
Depreciation and amortization	7,056	8,763	7,936	827	1,057	2,108
Interest	6,653	9,053	7,501	1,552	1,802	3,631
Other	—	143	35	108	—	—

Total operating expenses	25,334	50,712	44,579	6,133	8,458	14,520

Loss before equity in loss of unconsolidated joint ventures and minority interests	(7,080)	(24,970)	(23,999)	(971)	(3,296)	(4,542)

Equity in loss of unconsolidated joint ventures	(26)	(29)	(29)	—	—	—

Loss before minority interests	(7,106)	(24,999)	(24,028)	(971)	(3,296)	(4,542)
Minority interests	5,732	19,552	19,552	—	—	—

Net loss	$(1,374)	$(5,447)	$(4,476)	$(971)	$(3,296)	$(4,542)

Priority allocation to preferred unit holders	—	(493)	—	(493)	568	—

Net loss available to common stockholders — basic and diluted	$(1,374)	$(5,940)	$(4,476)	$(1,464)	$(2,728)	$(4,542)

Net loss per common share — basic and diluted	$(0.45)		$(1.48)

	Pacific Office Properties Trust, Inc.			Waterfront
Total(1)
		For the	For the period
		period from	from March	For the period		For the six
	For the three	January 1,	20, 2008	from January	For the three	months
	months ended	2008 through	through June	1, 2008 through	months ended	ended June
	June 30, 2008	June 30, 2008	30, 2008	March 19, 2008	June 30, 2007	30, 2007
	(as restated)	(as restated)	(as restated)

Weighted average number of common shares outstanding — basic and diluted	3,031,125		3,031,125

Net loss per Common Unit				$(0.42)	$(0.78)	$(1.30)

Weighted average number of Common Units outstanding — basic and diluted				3,494,624	3,494,624	3,494,624

(1)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated results of operations of Waterfront for the period from January 1, 2008 through March 19, 2008 and the consolidated results of operations of the Company for the period from March 20, 2008 through June 30, 2008.
See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Pacific Office Properties Trust, Inc.		Waterfront
	Total(2)
	For the	For the period	For the period
	period from	from March	from January	For the six
	January 1,	20, 2008	1, 2008	months
	2008 through	through June	through March	ended June
	June 30, 2008	30, 2008	19, 2008	30, 2007
	(as restated)	(as restated)
Operating activities
Net loss	$(5,447)	$(4,476)	$(971)	$(4,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,763	7,936	827	2,108
Interest amortization	251	251	—	—
Share based compensation charge attributable to the Transaction	16,194	16,194	—	—
Other share based compensation	13	13	—	—
Minority interests	(19,552)	(19,552)	—	—
Below market lease amortization, net	(1,001)	(954)	(47)	(92)
Equity in net loss of unconsolidated joint ventures	29	29	—	—
Net distributions received from unconsolidated joint ventures	112	112	—	—
Other	365	(3)	368	12
Changes in operating assets and liabilities:
Rents and other receivables	1,324	890	434	(426)
Other assets	682	138	544	1,054
Accounts payable and other liabilities	907	1,124	(217)	114

Net cash provided by (used in) operating activities	2,640	1,702	938	(1,772)

Investing activities
Acquisition and improvement of real estate	(3,724)	(3,697)	(27)	(318)
Increase in leasing commissions	(343)	(343)	—	—
Deferred acquisition costs and other	(4,059)	—	(4,059)	—
(Increase) decrease in restricted cash	(1,382)	(724)	(658)	389

Net cash (used in) provided by investing activities	(9,508)	(4,764)	(4,744)	71

Financing activities
Proceeds from issuance of equity securities	6,350	6,350	—	—

Cash held by properties upon Effective Date	7,178	7,178	—	—
Repayment of mortgage notes payable	(74)	(74)	—	—
Deferred financing costs	(752)	(752)	—	—
Security deposits	33	33	—	—
Equity contributions	4,167	—	4,167	2,136

	Pacific Office Properties Trust, Inc.		Waterfront
	Total(2)
	For the	For the period	For the period
	period from	from March	from January	For the six
	January 1,	20, 2008	1, 2008	months
	2008 through	through June	through March	ended June
	June 30, 2008	30, 2008	19, 2008	30, 2007
	(as restated)	(as restated)
Equity distributions	(1,425)	—	(1,425)	—

Net cash provided by financing activities	15,477	12,735	2,742	2,136

Increase (decrease) in cash and cash equivalents	8,609	9,673	(1,064)	435

Balance at beginning of period	2,619	1,555	2,619	4,548

Balance at end of period	$11,228	$11,228	$1,555	$4,983

Supplemental cash flow information
Interest paid	$8,061	$6,096	$1,965	$3,631

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Assets, net, acquired on the Effective Date		$484,325	$—	$—

Liabilities, net, assumed on the Effective Date		$325,985	$—	$—

Issuance of unsecured notes payable to related parties to acquire managing interests in joint ventures		$3,041	$—	$—

Issuance of common units to acquire managing joint venture interests		$4,824	$—	$—

(2)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated cash flows of Waterfront for the period from January 1, 2008 through March 19, 2008 and the consolidated cash flows of the Company for the period from March 20, 2008 through June 30, 2008.
See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
1. Organization and Ownership
     Pacific Office Properties
     Unless the context otherwise requires, the terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q/A refer to Pacific Office Properties Trust, Inc. (the “Company”) and Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”). Through our controlling interest in the Operating Partnership, of which we are the sole general partner and hold a 17.49% common ownership interest as of June 30, 2008, and the subsidiaries of our Operating Partnership, we own, manage, lease and acquire commercial real estate office properties located in Southern California, Honolulu and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”), for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler and certain related parties of The Shidler Group.
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

			TOTAL
	NUMBER OF		PORTFOLIO
	PROPERTIES	BUILDINGS	SQ. FT.
Wholly-owned properties	8	11	2,257,767
Unconsolidated joint venture properties	8	14	1,065,253

Total	16	25	3,323,020

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

2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements and related disclosures included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q/A and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP.
     As further described in the Explanatory Note on page ii of this Quarterly Report on Form 10-Q/A, Waterfront was designated as the acquiring entity in the business combination for accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q/A. Explanatory notations have been made where appropriate in this Quarterly Report on Form 10-Q/A to distinguish the historical financial information of Waterfront from that of the Company.
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
     The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 of AZL filed with the SEC and the Explanatory Note on page ii of this Quarterly Report on Form 10-Q/A.
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
     Investment in unconsolidated joint ventures is initially recorded at cost and is subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or received from, the joint ventures and other adjustments, all in Investment in unconsolidated joint ventures in the consolidated balance sheets. We record distributions of operating profit from our investment as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the consolidated statements of cash flows. A description of our impairment testing and policy is set forth in this note “ 2 . Summary of Significant Accounting Policies — Impairment” of this Quarterly Report on Form 10-Q/A.
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
     Our investment in joint ventures is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures. We evaluated our investment in each of our joint ventures and have concluded that they are not variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities . Our joint venture partners have substantive participating rights including approval of and participation in setting operating budgets.
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

     An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing and policy is set forth in this note “ 2. Summary of Accounting Policies — Impairment” of this Quarterly Report on Form 10-Q/A.
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
     Pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the Transactions been consummated when indicated, nor does it purport to represent the results of the operations for future periods:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited and in thousands, except per share data)

Pro forma revenue	$18,254	$16,253	$35,962	$32,697

Pro forma net loss — basic and diluted	$(1,374)	$(1,322)	$(5,874)	$(2,643)

Pro forma net loss per share — basic and diluted	$(0.45)	$(0.44)	$(1.94)	$(0.87)

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
SFAS No. 141R
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations . SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired business. SFAS No. 141R also expands required disclosure to improve the ability of financial statement users to evaluate the nature and financial effects of business combinations.

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

Conditional Asset Retirement Obligations
     We follow FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations , represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. No major renovation or demolition of any of our properties is contemplated at the present time. As of June 30, 2008 the obligations to remove the asbestos from these properties have indeterminable settlement dates and, therefore, we are unable to reasonably estimate the fair value of the conditional asset retirement obligation.
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

14. Restatement of Previously Issued Financial Statements
On February 4, 2009, the Company determined that it would restate its unaudited consolidated financial statements as of and for the quarterly period ended June 30, 2008 to correct the allocation of loss at our consolidated subsidiary, Pacific Office Properties L.P. (the “OP”), between the preferred and common unit holders. The Company did not properly consider the preference allocation to the preferred unit holders prior to allocating the remaining loss between the general and limited partners of the OP, which is required under the partnership agreement. Accordingly, net loss was overstated by $0.584, loss per share was overstated by $0.20, the minority interest allocation was understated by $0.584 million, minority interest was overstated by $0.162 million and stockholders’ equity was understated by $0.162 million.
The Company’s principal executive officer and principal finance officer discussed these issues with the Company’s Audit Committee and with its independent registered public accountants. The above corrections do not have an adverse impact on any covenants associated with the Company’s debt facilities.
The impact of the restatement on our condensed consolidated financial statements is outlined in the tables below. No other information has been amended and we have not updated the disclosures to reflect events that occurred after the original filing date.

	As Reported	Adjustment	As Restated
	(in thousands, except per share amounts)
Condensed Consolidated Balance Sheet as of June 30, 2008
Minority interests	$86,142	$(162)	$85,980
Additional paid-in capital	$11,150	$(540)	$10,610
Retained deficit	$(5,178)	$702	$(4,476)
Total stockholders’ equity	$6,157	$162	$6,319

Condensed Consolidated Statement of Operations for the three months ended June 30, 2008

Minority interests	$5,148	$584	$5,732
Net loss	$(1,958)	$584	$(1,374)
Net loss available to common stockholders - basic and diluted	$(1,958)	$584	$(1,374)
Net loss per common share — basic and diluted	$(0.65)	$0.20	$(0.45)

Condensed Consolidated Statement of Operations for the period from January 1, 2008 through June 30, 2008 (1)

Minority interests	$18,850	$702	$19,552
Net loss	$(6,149)	$702	$(5,447)
Net loss available to common stockholders - basic and diluted	$(6,642)	$702	$(5,940)

Condensed Consolidated Statement of Operations for the period from March 20, 2008 through June 30, 2008

Minority interests	$18,850	$702	$19,552
Net loss	$(5,178)	$702	$(4,476)
Net loss available to common stockholders - basic and diluted	$(5,178)	$702	$(4,476)
Net loss per common share — basic and diluted	$(1.71)	$0.23	$(1.48)

Condensed Consolidated Statements of Cash Flows for the period from January 1, 2008 through June 30, 2008

Net loss	$(6,149)	$702	$(5,447)
Minority interests	$(18,850)	$(702)	$(19,552)

Condensed Consolidated Statements of Cash Flows for the period from March 20, 2008 through June 30, 2008

Operating Activities
Net loss	$(5,178)	$702	$(4,476)
Minority interests	$(18,850)	$(702)	$(19,552)
     (1) Amounts reflected for the Condensed Consolidated Statement of Operations for the period from January 1, 2008 through June 30, 2008 include the consolidated results of operations of Waterfront for the period from January 1, 2008 through March 19, 2008 and the consolidated results of operations of the Company for the period from March 20, 2008 through June 30, 2008.

Pro Forma Financial Information

	Three months ended June 30,		Three months ended June 30,
	2008		2007
	As Reported	As Restated	As Reported	As Restated

Pro forma net loss — basic and diluted	$(1,958)	$(1,374)	$(1,226)	$(1,322)
Pro forma net loss per share — basic and diluted	$0.65	$0.45	$(0.40)	$(0.44)

	Six months ended June 30, 2008		Six months ended June 30, 2007
	As Reported	As Restated	As Reported	As Restated

Pro forma net loss — basic and diluted	$(6,564)	$(5,874)	$(5,789)	$(2,643)
Pro forma net loss per share — basic and diluted	$(2.17)	$(1.94)	$(1.91)	$(0.87)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q/A. The following discussion of the Company’s financial information was significantly affected by the consummation of the Transactions. It was determined for purposes of the Transactions that the commercial real estate assets contributed by Venture were not under common control. Therefore, in accordance with SFAS No. 141, the entity with the largest equity balance in the UPREIT following the Transactions, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q/A through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q/A to distinguish the historical information of Waterfront from that of the Company.
Note Regarding Forward-Looking Statements
     Our disclosure and analysis in this Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Exchange Act, which include information relating to future events, future financial performance, strategies, expectations, risks and uncertainties. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements regarding strategic transactions such as mergers or acquisitions or a possible dissolution of the Company; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “believe,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” and similar expressions, as well as statements in future tense, identify forward-looking statements.
     Certain matters discussed in this Quarterly Report on Form 10-Q/A regarding the acquisition of certain option properties are forward-looking statements. The risks and uncertainties inherent in such statements may cause actual future events or results to differ materially and adversely from those described in the forward-looking statements. Specifically, there can be no assurance that we will complete the acquisitions of the option properties on favorable terms or at all.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Forms 10-Q and Forms 8-K, and any amendments thereto, to the Securities and Exchange Commission.
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
     Accounting Acquirer
     The consolidated financial statements for Waterfront up to the Effective Date are presented herein because it is the entity that received the largest equity share in the combined entity and was designated as the accounting acquirer in the Transactions, as further described in the Explanatory Note on page ii of this Quarterly Report on Form 10-Q/A.
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

     Investment in Real Estate. In accordance with SFAS No. 141, Business Combinations, the entity with the largest equity balance, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes, and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture substantially all of the assets and certain liabilities of AZL were deemed to be acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. In accordance with Emerging Issues Task Force (“EITF”) No. 90-5; Exchanges of Ownership Interests between Entities under Common Control , Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.
     In accordance with EITF No. 99-12; “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” , the price of the common stock of AZL was determined to be $5.10 per share at the Effective Date. The fair value of a Preferred Unit at the Effective Date was estimated to be $37.31 after taking into account the AZL common stock price of $5.10, determined under EITF No. 99-12, and various other factors that determine the value of a convertible security.
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
     Impairment of Long-Lived Assets. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , management assesses the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate carrying value is reduced to fair value and impairment loss is recognized.
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
     Investments in Joint Ventures. We analyze our investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities , EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures . Based on the guidance set forth in SFAS Interpretation No. 46(R), we have determined that our joint ventures are not variable interest entities. Further, our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. We have determined that the equity method of accounting is appropriate for our investments in joint ventures.
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
SFAS No. 141R
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations . SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired business. SFAS No. 141R also expands required disclosure to improve the ability of financial statement users to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009. We expect to adopt SFAS No. 141R on January 1, 2009.

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
     Not applicable.
Item 4. Controls and Procedures (Restated).
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
     As described in the Original Filing, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. However, as a result of the material weakness identified in the third quarter as, described below, the Chief Executive Officer and Chief Financial Officer of the Company re-evaluated disclosure controls and procedures and have subsequently concluded that they were not effective as of June 30, 2008.
     Subsequent to the filing of its financial statements on Form 10-Q for the quarter ended June 30, 2008, but prior to filing its financial statements on Form 10-Q for the quarter ended September 30, 2008, the Company identified an operating deficiency in a control relating to the allocation of loss at our OP between the preferred and common unit holders during the quarter ended June 30, 2008. Although the Company has implemented a control that is designed to address the proper recording of this allocation, the control did not operate as designed in the second quarter and, as a result, the Company did not properly consider the preference allocation to the preferred unit holders prior to allocating the remaining loss between the general and limited partners of the OP, which is required under the partnership agreement. During the quarter ended September 30, 2008, the Company remediated the control deficiency by instituting an additional procedure to monitor the operation of the control to ensure that the allocation of loss between the preferred and common unit holders was performed correctly. However, at the time the control deficiency was identified, the Company did not identify the error in the Company’s results of operations for the quarter ended June 30, 2008.
     As part of the financial statement close process for the year ended December 31, 2008, as a result of identifying the control deficiency, on February 4, 2009, the error was identified and the Company determined that it would restate its unaudited consolidated financial statements as of and for the quarterly period ended June 30, 2008 to correct the allocation of loss at our OP between the preferred and common unit holders. The Company determined that net loss was overstated by $0.584 million, net loss per share was overstated by $0.20 per share, the minority interest allocation was understated by $0.584 million, minority interest was overstated by $0.162 million and common shareholders’ equity was understated by $0.162 million. Because of the restatement, management determined that the control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2008.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to it.
Item 1A. Risk Factors.
     Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, included under Item 1A “Risk Factors,” as well as the following risk factor:
Failure to maintain effective internal control over financial reporting could have an adverse effect on our operations, financial results or stock price.
     As of June 30, 2008, the Company determined that there was a material weakness in its internal control over financial reporting and, as a result, as of that date, the Company determined that its disclosure controls and procedures were not effective. As a result of this material weakness, errors occurred in the Company’s interim consolidated financial statements related to the allocation of loss at the consolidated subsidiary between the preferred and common unit holders, for the quarter ended June 30, 2008, that were not detected on a timely basis. These errors ultimately resulted in the restatement of the Company’s financial statements for the quarter ended June 30, 2008. Although the Company subsequently remediated the material weakness in its internal control over financial reporting during the quarter ended September 30, 2008, the Company may fail to maintain effective internal control over financial reporting in the future. Failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our common stock.
The risk factors should be carefully considered when evaluating our business and the forward-looking statements in this report. See “Item 2 Management’s Discussion and Analysis or Plan of Operation — Note Regarding Forward-Looking Statements” on page 32 of this Quarterly Report on Form 10-Q/A.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between 5 Torrey Hills Venture, LLC and Shidler West Investment Partners, LP (previously filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2008, as filed on August 14, 2008 (the “Original Filing”) and incorporated herein by reference).

10.2	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 by and among Buie Carlsbad Building A, LLC, Buie Carlsbad Lot 10, LLC and Shidler West Investment Partners, LP (previously filed with the Original Filing and incorporated herein by reference).

10.3	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 by and among Buie Carlsbad Building B LLC and Shidler West Investment Partners, LP (previously filed with the Original Filing and incorporated herein by reference).

10.4	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 between Buie Scripps Ranch Office Building LLC and Shidler West Investment Partners, LP (previously filed with the Original Filing and incorporated herein by reference).

10.5	Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between Buie Carlsbad LLC and Shidler West Investment Partners, LP (previously filed with the Original Filing and incorporated herein by reference).

10.6	Membership Interest Purchase Agreement dated as of April 30, 2008 by and among the Pacific Office Properties, L.P., and STIRR Black Canyon, LLC, and POP/BC Mezzanine, L.L.C. (previously filed with the Original Filing and incorporated herein by reference).

10.7	Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR USB Towers, LLC and POP/USB Partners, LLC (previously filed with the Original Filing and incorporated herein by reference).

10.8	Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR 2155 Kalakaua, LLC and 2155 Mezzanine, LLC (previously filed with the Original Filing and incorporated herein by reference).

10.9	First Amendment to Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of April 30, 2008 (previously filed with the Original Filing and incorporated herein by reference).

10.10	Second Amendment to Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of June 19, 2008 (previously filed with the Original Filing and incorporated herein by reference).

10.11	Form of Promissory Note (previously filed with the Original Filing and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURE
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.
Date: February 5, 2009	/s/ James M. Kasim
James M. Kasim
Chief Financial Officer