Form 10-K
period 2008-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2009-03-30
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-9900

PACIFIC OFFICE PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-0602478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Boulevard, Suite 830
Santa Monica, CA 90401
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code): (310) 395-2083

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, par value $0.0001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s Common Stock on the NYSE Amex Stock Exchange (formerly the American Stock Exchange) on June 30, 2008 was $17,402,580.

The number of shares of Common Stock, $0.0001 par value, outstanding as of March 27, 2009 was 3,031,125.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2009 (“Proxy Statement”) are incorporated by reference in Part III of this Report on Form 10-K (this “Report”). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2008.

PACIFIC OFFICE PROPERTIES TRUST, INC.

FORM 10-K

i

PACIFIC OFFICE PROPERTIES TRUST, INC.

FORM 10-K

Explanatory Note

On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by a Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). As part of the Transactions, AZL merged with and into its wholly-owned subsidiary, Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), with the Company being the surviving corporation. Substantially all of the assets and certain liabilities of AZL and substantially all of the commercial real estate assets and related liabilities of Venture were contributed to a newly formed Delaware limited partnership, Pacific Office Properties, L.P. (the “Operating Partnership” or “UPREIT”), in which the Company became the sole general partner and Venture became a limited partner, with corresponding 18.25% and 81.75% common ownership interests in the UPREIT, respectively. The commercial real estate assets of Venture contributed to the UPREIT consisted of eight office properties and a 7.5% joint venture interest in one office property, comprising approximately 2.4 million square feet of rentable area in the Honolulu, San Diego and Phoenix metropolitan areas (the “Contributed Properties”).

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Annual Report on Form 10-K through the Effective Date. Additional explanatory notations are contained in this Annual Report on Form 10-K to distinguish the historical financial information of Waterfront from that of the Company.

ii

PART I

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our present intentions and on our present expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, that could cause actual results or events to differ materially from those we anticipate or project.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Unless the context otherwise requires, the terms “us”, “we”, “our”, “Company” and “registrant” as used in this Annual Report on Form 10-K refer to Pacific Office Properties Trust, Inc. and its subsidiaries (including our operating partnership) subsequent to the Transactions on March 19, 2008.

Item 1.	Business.

Pacific Office Properties Trust, Inc. is a Maryland corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986. We are primarily focused on owning and operating office properties in the western United States, concentrating initially on the long-term growth submarkets of Honolulu, and the Western United States mainland, including Southern California, and the greater Phoenix metropolitan area. For a detailed discussion of our segment operations, please see Note 16 to the financial statements included in this Annual Report on Form 10-K.

Through our Operating Partnership we own whole interests in eight fee simple and leasehold office properties (comprising 11 office buildings) and managing ownership interests in six joint ventures holding 15 office properties (comprising 29 office buildings). Our property portfolio, or “Property Portfolio”, is approximately 4.3 million rentable square feet. The portion of our Property Portfolio that is effectively owned by us (representing leasable square feet of our wholly owned properties and our respective ownership interests in our unconsolidated joint venture properties), which we refer to as our “Effective Portfolio”, comprised approximately 2.5 million leasable square feet as of December 31, 2008.

As of December 31, 2008, we owned managing ownership interests in six joint ventures, which own commercial office properties (the “Unconsolidated Joint Ventures”). The Unconsolidated Joint Ventures are accounted for under the equity method of accounting.

We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler, pursuant to an Amended and Restated Advisory Agreement dated as of March 3, 2009, entered into by us, the Operating Partnership and the Advisor (the “Advisory Agreement”).

We operate in a manner that permits us to satisfy the requirements for taxation as a REIT under the Internal Revenue Code. As a REIT, we generally are not subject to federal income tax on our taxable income that is distributed to our shareholders and are required to distribute to our shareholders at least 90% of our annual REIT taxable income (excluding net capital gains).

Our corporate headquarters office and that of our Advisor are located at 233 Wilshire Blvd., Suite 830, Santa Monica, California 90401, and our telephone number is (310) 395-2083.

Business Objectives and Growth Strategies

Our primary business objectives are to achieve sustainable long-term growth in funds from operations (“FFO”) per share and dividends per share and to maximize long-term shareholder value. We intend to achieve these objectives primarily through external growth and through internal growth as we improve the operations of our properties. Our external growth will be focused upon the acquisition and operation of “value-added” office properties, by which we mean office properties whose potential can be maximized through improvements, repositioning, and superior leasing and management. These properties will be located in the Western United States, and we plan to acquire them primarily in partnership with institutional co-investors.

Key elements of our business objectives and growth strategies include:

•	External Growth.

Our external growth strategy is based on the following:

•	Opportunistic Acquisition and Repositioning. We intend to selectively acquire existing office properties at significant discounts to replacement cost, that are under-managed or under-leased, and which are best positioned to benefit from improving office market fundamentals;

•	Co-investment Strategy. We believe that we are one of the first REITs to have as a business plan the acquisition of commercial properties primarily in partnership with institutional co-investors providing us the opportunity to earn greater returns on invested equity through incentive participations and management fees; and

•	Recycling of Capital. We intend to seek opportunities to sell stabilized properties and reinvest proceeds into new “value-added” office acquisition opportunities.

•	Internal Growth. The majority of our existing properties are located in what we believe are some of the healthiest office markets in the United States, including Southern California and Honolulu. These markets are characterized by office employment growth, low office vacancy and low office construction starts. We expect to utilize our in-depth local market knowledge and managerial expertise to execute on our leasing and management initiatives as follows:

•	Tenant Retention and Lease-up. We expect to realize increased rental income by focusing on our strategic leasing initiatives, including focusing on near-term expiring leases and aggressively marketing available space to prospective tenants;

•	Contractual Rent Increases. We expect to realize increased rental income through scheduled increases of rental rates included in the majority of our lease agreements with tenants; and

•	Operational Leverage. We seek increased operating efficiencies through greater economies of scale as a result of future property acquisitions in our existing markets, and through the reduction of operating expenses on an incremental basis.

Transactions

On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by a Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). As part of the Transactions, AZL merged with and into its wholly-owned subsidiary, Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), with the Company being the surviving corporation. Substantially all of the assets and liabilities of AZL and substantially all of the commercial real estate assets and liabilities of Venture were contributed to a newly formed umbrella partnership, Pacific Office Properties, L.P., a Delaware limited partnership (the “Operating Partnership” or “UPREIT”), in which the Company became the sole general partner and Venture became a limited partner, with corresponding 18.25% and 81.75% common ownership interests in the UPREIT, respectively. The commercial real estate assets that Venture contributed to the UPREIT consisted of eight office properties and a 7.5% joint venture interest in one office property, comprising approximately 2.4 million square feet of rentable area in the Honolulu,

San Diego and Phoenix metropolitan areas. Following our formation transactions, we acquired managing ownership interests in five additional joint ventures consisting of 14 office properties located in various submarkets of Los Angeles, Orange County, San Diego, Honolulu and Phoenix totaling approximately 1.9 million leasable square feet. These acquisitions significantly increased our total portfolio under management by approximately 80% to 4.3 million leasable square feet.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Annual Report on Form 10-K through the Effective Date. Additional explanatory notations are contained in this Annual Report on Form 10-K to distinguish the historical financial information of Waterfront from that of the Company.

The agreed upon gross asset value of the Contributed Properties, including related intangible assets, pursuant to the Master Agreement, was $562.95 million. The aggregate net asset value of the Contributed Properties, including related intangible assets, was $151.51 million on the Effective Date. In exchange for its contribution to the Operating Partnership, Venture received 13,576,165 common limited partner unit interests (“Common Units”) and 4,545,300 convertible preferred limited partner unit interests (“Preferred Units”) in our Operating Partnership. The assets of AZL contributed into the Operating Partnership primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities having an aggregate net asset value of approximately $3.03 million on the Effective Date. We perform periodic evaluations, and expect to continue to perform periodic evaluations through the first quarter of 2009 as final information is received that may impact the amounts we recognized as part of the Transactions. During the fourth quarter of 2008, the amount allocated to goodwill was increased by $1.857 million based on revised information attributable to certain asset values at the Effective Date including final valuations of the assets acquired and liabilities assumed and additional information received regarding asset retirement obligations associated with the Contributed Properties. An additional $0.274 million was added to reflect the recording of conditional asset retirement obligations as explained in Note 12.

The Common Units received by Venture represented 28.99% of the total estimated fair value of the Common Units and Preferred Units issued in the Transactions and were valued using an estimated fair value of $2.79 per share. The Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than two years after the Effective Date.

The Preferred Units represented 71.01% of the total estimated fair value of the units issued in the Transactions. Each Preferred Unit has a liquidation preference of $25.00 per unit and is initially convertible into 7.1717 Common Units, but no earlier than the later of March 19, 2010 and the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units will be exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion into Common Units. The Preferred Units have fixed and cumulative rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and have priority over Common Units in the event of a liquidation of the Operating Partnership.

The contractual terms and provisions of the Preferred Units include a beneficial conversion feature (BCF) because it provides the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. The aggregate market price attributable to the Preferred Units is $223.3 million (Market Value), based on a market price per share of the Company’s common stock of $6.85 relative to 32,597,328 common unit equivalents attributable to the 4,545,300 Preferred Units that were issued and are outstanding. The aggregate carrying value of Preferred Units was $70.4 million (Carrying Value) as of the date of their issuance. The aggregate amount of the BCF will be recognized by the UPREIT upon the consummation of an underwritten public offering (of at least $75 million) of our common stock resulting in a increase in the carrying amount of minority interests, and a corresponding decrease in retained deficit, in our consolidated balance sheets. In addition, the BCF will be accreted by the UPREIT through the period ending on the earliest occurrence of either (i) the date we consummate an underwritten public offering (of at least $75 million) of our common stock or (ii) March 19, 2010. The accretion of the BCF is expected to result in an increase in the carrying amount of our minority interests and a corresponding decrease to our retained deficit in our consolidated balance sheets, resulting in no net impact to our consolidated financial position or net income or loss.

Common Units and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. However, as part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on any matters presented to our stockholders, and which represents that number of votes equal to the total number of common shares issuable upon exchange of the Common Units and Preferred Units that were issued in connection with the Transactions. As of December 31, 2008, that share of Proportionate Voting Preferred Stock represented approximately 93.8% of our voting power. This number will decrease to the extent that these Operating Partnership units are exchanged for shares of common stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. The Proportionate Voting Preferred Stock has no dividend rights and a minimal liquidation preference. Venture, as the holder of these Operating Partnership Units, has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by it.

As of December 31, 2008, Venture owned 46,173,693 shares of our common stock assuming that all Operating Partnership units held by Venture were fully exchanged on such date, notwithstanding the prohibition on exchange for at least two years after the Transactions in the case of the Common Units, and for at least three years, in the case of the Preferred Units. Assuming the immediate exchange of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 94.48% and 95.87% of the total economic interest and voting power, respectively, in our Company, and other holders of Common Units and our stockholders control approximately 5.52% and 4.13% of the total economic interest and voting power, respectively, in our Company.

As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain members of Venture in the aggregate principal amount of $16.70 million in consideration for such members’ contribution of certain properties. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the interest payments for any or all periods up until the date of maturity. The promissory notes mature March 19, 2013, subject to acceleration upon the occurrence of a qualified public offering, as defined under the Master Agreement. The Operating Partnership may extend maturity for one additional year. The promissory notes are unsecured obligations of the Operating Partnership.

As part of the Transactions, we issued one million shares of our common stock to related party designees of Venture for $5.00 per share in cash, or $5 million in aggregate. Further, we issued 180,000 shares of our common stock to an unrelated third party designee of Venture for $7.50 per share in cash, or $1.35 million in aggregate. We contributed the proceeds received from these common stock issuances, along with substantially all of our assets and liabilities, to the Operating Partnership on the Effective Date. We also granted options to related party designees of Venture to purchase up to 500,000 additional shares of our common stock for up to $3.75 million in the aggregate. However, these options were not exercised and expired on June 19, 2008.

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

AZL History

AZL was a REIT organized in Arizona on March 10, 1988, whose primary business was that of investing in first mortgage loans on unimproved real property located primarily in the metropolitan Phoenix area. AZL’s intent at the time of its public offering was to dissolve within approximately eight years after 1988, the date of such offering. In the second quarter of 2004, AZL sold its remaining holdings, with the exception of one small parcel.

Between December 2004 and April 2005, AZL received several written proposals for business alternatives, which AZL turned down. In April 2006, representatives of the Shidler Group began discussions with AZL and by the end of 2006 AZL and Shidler Group affiliates had signed agreements in place. At AZL’s annual meeting in January 2008, shareholders voted and approved the Transactions.

Advisor

We are externally advised by the Advisor, an entity owned and controlled by Mr. Shidler and certain related parties of The Shidler Group, who also own beneficial interests in our Company. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to an Amended and Restated Advisory Agreement dated as of March 3, 2009 (the “Advisory Agreement”). The Advisor is entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum. The corporate management fee is subject to reduction of up to $750,000 based upon the amounts of certain direct costs that we bear. Additionally, the Advisor and its affiliates are entitled to receive real property transaction management fees and property management fees, respectively, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located (see “Note 14 — Related Party Transactions” for additional information related to these fees). Pursuant to the Advisory Agreement, the Advisor shall bear the cost for any expenses incurred by the Advisor in the course of performing its advisory services for the Company.

The Advisory Agreement terminates on March 19, 2018. Prior to that date, however, we retain the right to terminate the Advisory Agreement upon 30 days’ written notice. In the event we decide to terminate the Advisory Agreement in order to internalize management and become self-managed, we would be obligated to pay the Advisor an internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. Further, the Advisor retains the right to terminate the Advisory Agreement upon 30 days’ prior written notice in the event we default in the performance or observance of any material provision of the Advisory Agreement.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including for example regulations relating to common areas, fire and safety requirements, various environmental laws, and the Americans with Disabilities Act of 1990 (ADA). Various environmental laws impose liability for release, disposal or exposure to various hazardous materials, including for example asbestos-containing materials, a substance known to be present in a number of our buildings. Such laws could impose liability on us even if we neither knew about nor were responsible for the contamination. Under the ADA, we must meet federal requirements related to access and use by disabled persons to the extent that our properties are “public accommodations”. The costs of our on-going efforts to comply with these laws are substantial. Moreover, as we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance with applicable laws, we may be liable for investigation and remediation costs, penalties, and/or damages, which could be substantial and could adversely affect our ability to sell or rent our property or to borrow using such property as collateral.

Competitive Factors

We compete with a number of developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to you may be adversely affected.

Employment

We do not have any employees. We are externally advised by our Advisor, an entity affiliated with The Shidler Group and owned by our founders. In accordance with our Advisory Agreement, our Advisor manages, operates and administers our day-to-day operations, business and affairs. Our Advisor employs approximately 70 executives and staff members. This same management team has overseen the acquisition, leasing and operations of many of our existing assets since their original acquisition by entities affiliated with The Shidler Group, and prior to our formation transactions.

Available Information

Our corporate headquarters office and that of our Advisor are located at 233 Wilshire Boulevard, Suite 830, Santa Monica, CA 90401. Our website is located at http://www.pacificofficeproperties.com. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330), on official business days during the hours of 10:00 am to 3:00 pm. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

You should carefully consider each of the risks described below, together with all of the other information contained in this prospectus before deciding to invest in shares of our common stock. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, the trading price of your shares could decline and you may lose all or part of your investment.

Risks Related To Our Business And Properties

The current turmoil in the credit markets could limit demand for our office properties and affect the overall availability and cost of credit.

The current turmoil in the credit markets could limit demand for our office properties and affect the overall availability and cost of credit. At this time, there can be no assurance that the actions taken by the U.S. government, Federal Reserve or other government and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. With respect to the Company, currently these conditions have not impaired our ability to access credit markets and finance our operations, however, the impact of the current crisis on our ability to obtain financing in the future and the costs and terms of the same, is unclear. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition, results of operations or trading price of our Common Stock.

In addition, given these current conditions, the Company’s business and results of operations could be adversely affected as follows:

•	Our tenants may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and tenant recoveries. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting our ability to maintain occupancy levels.

•	Constraints on the availability of credit to tenants, necessary to purchase and install improvements, fixtures and equipment, and fund start-up business expenses, could impact our ability to procure new tenants for spaces currently vacant in existing operating properties or properties under development.

•	Our co-investment partners could experience difficulty obtaining financing in the future for the same reasons discussed above. Their inability to obtain financing on acceptable terms, or at all, could negatively impact our ability to acquire additional properties.

All of our properties are located in Southern California, Phoenix, and Honolulu. We are dependent on the Southern California, Phoenix and Honolulu office markets and economies, and are therefore susceptible to risks of events in those markets that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations, and natural disasters.

Because all of our properties are concentrated in Southern California, Phoenix and Honolulu, we will be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. We will be susceptible to adverse developments in the Southern California, Phoenix and Honolulu economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events). In addition, the State of California is also regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate markets in Southern California, Phoenix or Honolulu, or any decrease in demand for office space resulting from the Southern California, Phoenix or Honolulu regulatory or business environments, could adversely impact our financial condition, results of operations and cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to you.

We are prohibited from disposing of or refinancing the Contributed Properties under certain circumstances until March 2018.

A sale of any of the Contributed Properties that would not provide continued tax deferral to Venture is prohibited under the Master Agreement and the contribution agreements for such properties for ten years after the closing of the transactions related to such properties. These prohibitions may prevent us from selling such properties when we desire or from obtaining in any disposition the best terms that would otherwise be available to us absent such prohibitions. In addition, we have agreed for such ten-year period to not prepay or defease any mortgage indebtedness of such properties, other than for concurrent refinancing with non-recourse mortgage debt of equal or greater amount, and to observe restrictions on encumbering such properties. These restrictions limit our ability to refinance indebtedness on those properties and will limit our ability to manage our debt structure. As a result, we may be unable to obtain capital resources that would otherwise be available to us. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Internal Revenue Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or undertake transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we will be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in economic and demographic conditions;

•	vacancies or our inability to rent space on favorable terms;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	reductions in the level of demand for office space, and changes in the relative popularity of properties;

•	increases in the supply of office space;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•	increases in expenses, including insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and our inability to pass on some or all of these increases to our tenants; and

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990, which we call the ADA.

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

As of December 31, 2008, our total consolidated indebtedness was approximately $424 million. Our joint venture properties are also leveraged and we may incur significant additional debt for various purposes, including the funding of future acquisitions of property.

Payments of principal and interest on borrowings may leave our property-owning entities with insufficient cash resources to operate our properties and/or pay distributions to us so that we can make distributions to shareholders currently contemplated or necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have significant other adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could adversely affect our liquidity for acquisitions or operations;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we will be exposed to interest and future interest rate volatility with respect to indebtedness that is variable rate; and

•	any property-owning entity may default on its obligations and the lenders or mortgagees may foreclose on our properties and execute on any collateral that secures their loans.

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

We own properties through “joint venture” investments in which we co-invest with another investor. Our business plan contemplates further acquisitions of office properties through joint ventures and sales to institutions of partial ownership of properties that we wholly-own. Real estate is relatively difficult to sell quickly. We may be unable to realize our investment objectives by a sale of equity at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Joint venture investments involve certain risks, including:

•	co-investment partners may control or share certain approval rights over major decisions;

•	co-investment partners may fail to fund their share of any required capital commitments;

•	co-investment partners might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	co-investment partners may have the power to act contrary to our instructions and policies, including our current policy with respect to maintaining our REIT qualification;

•	joint venture agreements often restrict the transfer of a member’s or co-investment partner’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	disputes between us and our co-investment partners may result in litigation or arbitration that would increase our expenses and divert attention from other elements of our business and result in subjecting the properties owned by the applicable joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our co-investment partners.

The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and our ability to pay dividends.

If we are deemed an “investment company” under the Investment Company Act of 1940, it could have a material adverse effect on our business.

We do not expect to operate as an “investment company” under the Investment Company Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under this Act and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company. If we held investment securities and the value of these securities exceeded 40% of the value of our total assets we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and your investment return. In order to operate in a manner to avoid being required to register as an investment company we may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire interests in companies or entities that we would otherwise want to acquire.

Our success depends on the ability of our Advisor to operate properties, and our Advisor’s failure to operate our properties in a sufficient manner could have a material adverse effect on the value of our real estate investments and results of operations.

We presently have no employees. Our officers are employees of our Advisor. We depend on the ability of our Advisor to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses. Our Advisor is not required to dedicate any particular number of employees or employee hours to our business in order to fulfill its obligations under the Advisory Agreement. We are subject to the risk that our Advisor will terminate the Advisory

Agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of our Advisor’s executive officers, whose continued service is not guaranteed. If our Advisor terminates the Advisory Agreement, we may not be able to execute our business plan and may suffer losses, which could have a material adverse effect on our ability to make distributions to our stockholders. The failure of our Advisor to operate our properties and manage our other investments will adversely affect the underlying value of our real estate investments, the results of our operations and out ability to make distributions to our stockholders and to pay amounts due on our indebtedness.

We depend on the experience and expertise of our and our Advisor’s senior management team, and the loss of the services of our key personnel could have a material adverse effect on our business strategy, financial condition and results of operations.

We are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Advisor. Our continued success will depend on the continued service of our and our Advisor’s senior management team. The loss of their services could harm our business strategy, financial condition and results of operations, which would adversely affect the value of our common stock.

Our Advisor’s corporate management fee is payable regardless of our performance, which may reduce its incentive to devote time and resources to our portfolio.

Our Advisor is entitled to receive a corporate management fee of $1.5 million per year, regardless of the performance of our portfolio. Our Advisor’s entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time.

We may be unable to realize our asking rents across the properties in our portfolio because of:

•	competitive pricing pressure in our submarkets:

•	adverse conditions in the Southern California, Phoenix or Honolulu real estate markets:

•	general economic downturn; and

•	the desirability of our properties compared to other properties in our submarkets.

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

As of December 31, 2008, leases representing approximately 13.8% of the 4,330,391 rentable square feet of our total portfolio were scheduled to expire in 2009, and an additional approximately 14.8% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Accordingly, portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

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

The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war may have a negative impact on our operations. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties. In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. Although we maintain terrorism insurance coverage on our portfolio, the lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our operations.

We face intense competition, which may decrease, or prevent increases of, the occupancy and rental rates of our properties.

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

Because we own real property, we will be subject to extensive environmental regulation which creates uncertainty regarding future environmental expenditures and liabilities.

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

Although most of our properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable law, we may decide not to further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments. Further, these or other environmental studies may not identify all potential environmental liabilities, or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distribution to our shareholders.

Under the ADA all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. We have received representations and warranties from Venture and the other parties from whom we have acquired properties as to material compliance of our properties with applicable regulatory requirements. However, violations may be discovered following the expiration of these representations and warranties and existing requirements will change and future requirements may require us to make significant unanticipated expenditures. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our financial condition, results of operations, cash flow, market price of our common stock and our ability to satisfy our debt service obligations and to pay distributions to our shareholders could be adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

We may be unable to complete acquisitions that would grow our business and, even if consummated, we may fail to successfully integrate and operate acquired properties.

We plan to acquire additional properties as opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them is subject to the following significant risks:

•	we may be unable to acquire desired properties because of competition from other real estate investors with better access to less expensive capital, including other real estate operating companies, publicly traded REITs and investment funds;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	competition from other potential acquirers may significantly increase purchase prices;

•	we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition on favorable terms or at all;

•	we may need to spend more than anticipated amounts to make necessary improvements or renovations to acquired properties;

•	we may spend significant time and money on potential acquisitions that we do not consummate;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations;

•	we may suffer higher than expected vacancy rates and/or lower than expected rental rates; and

•	we may acquire properties without any recourse, or with only limited recourse, for liabilities, against the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to you could be adversely affected.

We may be unable to successfully expand our operations into new markets in the western United States.

Each of the risks applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to you.

If we default on the ground leases to which two of our properties and a portion of a third are subject, our business could be adversely affected.

Our interests in two of our properties and a portion of a third are ground leasehold interests. If we default under the terms of these leases, we may be liable for damages and could lose our leasehold interest in the property. If any of these events were to occur, our business and results of operations would be adversely affected.

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

Risks Related to Conflicts of Interest and Certain Relationships

There may be various conflicts of interest resulting from the relationships among us, our management, our Advisor and other parties.

There may be conflicts of interest among us, our management, and our Advisor. These potential conflicts of interest include the following:

•	Certain of our affiliates are also shareholders, directors or officers of our Advisor and may, therefore, benefit from the compensation arrangements relating to our Advisor under the Advisory Agreement, which were not the result of arm’s-length negotiations.

•	The sole director and certain of the officers of our Advisor, and certain of the individuals that are our officers and directors, currently are engaged, and in the future will engage, in the management of other business entities and properties, resulting in a potential conflict with respect to the allocation of the time of such key personnel of our Advisor.

•	In the event that the sale by us of any of the Contributed Properties would be beneficial to us but would negatively impact the tax treatment of Venture, it is possible that any of our directors or officers with a financial interest in Venture may experience a conflict of interest.

•	In the registration rights agreement we entered into with Venture, we retained certain rights to defer registration in circumstances where such registration would be detrimental to us. It is possible that any of our directors, officers or other affiliates having a financial interest in Venture or its affiliates receiving registration rights may experience a conflict of interest in circumstances where a registration would be advantageous to such persons, but detrimental to us.

•	Certain entities affiliated with us hold promissory notes payable by our Operating Partnership. Those entities have rights under these promissory notes, and their exercise of these rights and pursuit of remedies may be affected by their relationship with each other.

•	In connection with our formation transactions, certain properties were contributed to our Operating Partnership by Venture. Some of these contributed properties were encumbered by debt or, in the case of one contributed property, which we refer to as “Clifford Center,” obligations under the ground lease. These encumbrances are secured, in part, by certain guaranty and indemnity obligations of Messrs. Shidler and Reynolds and entities wholly-owned or controlled by them, or the “Indemnitees.” Our Operating Partnership entered into certain indemnity agreements with the Indemnitees on March 19, 2008, referred to as the “Indemnity Agreements,” in order to indemnify the Indemnitees under these guaranties and indemnities. Our Operating Partnership’s specific indemnity obligations in each Indemnity Agreement are basically to defend, indemnify and hold harmless the Indemnitee from and against any and all demands, claims, causes of action, judgments, losses, costs, damages and expenses, including, attorneys’ fees and costs of litigation arising from or relating to any or all of the guaranty or indemnity obligations of the Indemnitee following formation.

These conflicts may result in terms that are more favorable to our management, our Advisor and/or our Advisor’s affiliates than would have been obtained on an arm’s length basis, and may operate to the detriment of our shareholders.

We are substantially controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our Board of Directors, controls Venture, and is a shareholder and the sole director of our Advisor. As part of our formation transactions, we issued to our Advisor one share of Proportionate Voting Preferred Stock, which represents that number of votes equal to the total number of shares of common stock issuable upon exchange of the Common Units and Preferred Units that we issued in connection with the formation transactions. Our Advisor has agreed to cast those votes in respect of the Proportionate Voting Preferred Stock on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions. Venture holds those Common Units and

Preferred Units and is controlled by Mr. Shidler. As of December 31, 2008, that share of Proportionate Voting Preferred Stock represented approximately 93.8% of our voting power. In addition, under the Advisory Agreement, our Advisor effectively controls our operations and management and that of our Operating Partnership. Therefore, because of his position with us, Venture and our Advisor, and the additional shares of our common stock that he holds, Mr. Shidler has the ability to effectively vote 94.7% of our outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other shareholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other shareholders do not support.

Jay H. Shidler may compete with us and, therefore, may have conflicts of interest with us.

We have entered into a Noncompetition Agreement with Jay H. Shidler, who is the Chairman of our Board of Directors. The Noncompetition Agreement for Mr. Shidler prohibits, without our prior written consent, Mr. Shidler from investing in certain office properties in any county in which we own an office property or in our targeted geographic operating region. However, this covenant not to compete will not restrict:

•	business conducted on our behalf;

•	investments in which Mr. Shidler obtained an interest prior to our formation transactions;

•	investments in areas in which we do not own office property at the time of such investment;

•	activities of First Industrial Realty Trust, Inc., Corporate Office Properties Trust and their respective affiliates;

•	investment opportunities considered and rejected by us; and

•	investments in any entity as long as Mr. Shidler does not own more than 4.9% of the entity and is not actively engaged in the management of such entity.

It is therefore possible, despite the limitations imposed by his Noncompetition Agreement, that a property in which Mr. Shidler or an affiliate of Mr. Shidler has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property.

Risks Related to Our Status as a REIT

If we fail to remain qualified as a REIT, we will be subject to taxation as a regular corporation and could face substantial tax liability.

We presently intend to remain qualified as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist, and which are subject to change, potentially with retroactive effect. Even a technical or inadvertent mistake could jeopardize our REIT status. Additionally, we did not obtain an opinion of counsel as to the continued REIT status of the surviving corporation following consummation of the Transactions. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Actions taken by our Operating Partnership may affect our ongoing satisfaction of these tests.

If we were to fail to qualify as a REIT in any tax year, then:

•	we would not be required to make distributions to our shareholders;

•	we would not be allowed to deduct distributions to our shareholders in computing our taxable income;

•	we would be subject to federal income tax at regular corporate rates; and

•	any resulting tax liability could be substantial and could require us to borrow money or sell assets to pay such liability, and would reduce the amount of cash available for distribution to shareholders. Unless we were

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

From time to time, we may generate taxable income greater than our cash flow available for distribution to shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase our operating costs or diminish our levels of growth.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. REIT dividends, with only very limited exceptions, do not qualify for preferential tax rates, which might cause shares of our common stock in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and could have an adverse effect on the value of our common stock.

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

Our Charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 4.9% in economic value or number of shares, whichever is more restrictive, of our outstanding capital stock. While these restrictions may prevent any five individuals from owning more than 50% of the shares, they could also discourage a change in control of our company. These restrictions may also deter tender offers that may be attractive to shareholders or limit the opportunity for shareholders to receive a premium for their shares if an investor makes purchases of shares of our common stock to acquire a block of shares of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our property portfolio is comprised of quality office buildings located in the long-term growth submarkets of Honolulu, and the Western United States mainland, including Southern California, and the greater Phoenix metropolitan area. Each property is owned either through entities wholly-owned by us or through joint ventures in which we hold managing ownership interests.

As of December 31, 2008, our property portfolio consisted of 23 institutional quality office properties comprising 4.3 million leasable square feet in 40 buildings. Currently, nearly half of our total portfolio, on a leasable area basis, is owned in partnership with institutional investors. The following tables contain descriptive information about all of our properties as of December 31, 2008. Each of our properties is suitable and adequate for its intended use and, we believe, is adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductions and limits.

The following table sets forth those properties that we own through entities wholly-owned by us and whose account balances and transactions are consolidated in our financial statements (Consolidated Properties):

Consolidated Properties

				Annualized
Name	Market/Submarket	Buildings	RSF(1)	Rent(2)

Waterfront Plaza	Honolulu/Downtown(CBD)	1	534,475	$15,666,744
Davies Pacific Center	Honolulu/Downtown(CBD)	1	353,224	10,991,088
Pan Am Building	Honolulu/Kapiolani	1	209,889	7,897,884
First Insurance Center	Honolulu/Kapiolani-Ward	1	202,992	7,058,748
Pacific Business News Building	Honolulu/ Kapiolani	1	90,559	2,067,468
Clifford Center	Honolulu/Downtown(CBD)	1	72,415	1,729,320
Sorrento Technology Center	San Diego/Sorrento Mesa	2	63,363	1,501,632
City Square	Phoenix/(CBD) North Central	3	738,422	11,566,866

Total — Consolidated Properties		11	2,265,339	$58,479,750

Notes:

(1)	RSF as shown in the above table is defined as market rentable square feet.

(2)	Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2008, multiplied by twelve. This amount reflects total rent before abatements and includes expense reimbursements, which may be estimated as of such date. Total abatements for the twelve months ended December 31, 2008, were approximately $0.865 million for our wholly owned properties and $0.881 million for our joint venture properties. Annualized rent for the joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our managing ownership interest.

The following table sets forth those properties that we own through joint ventures in which we hold managing ownership interests and whose account balances and transactions are accounted for under the equity method (Joint Venture Properties):

Joint Venture Properties

		Managing
		Ownership			Annualized
Name	Market	Interest	Buildings	RSF(1)(3)	Rent(2)

POP San Diego I Joint Venture:
Torrey Hills Corporate Center	San Diego	32.167%	1	24,066	$962,568
Palomar Heights Plaza	San Diego	32.167%	3	45,538	1,008,156
Palomar Heights Corporate Center	San Diego	32.167%	1	64,812	1,619,352
Scripps Ranch Center	San Diego	32.167%	2	47,248	761,784
SoCal II Joint Venture:
Via Frontera Business Park	San Diego	10%	2	78,819	1,419,756
Poway Flex	San Diego	10%	1	112,000	1,008,000
Carlsbad Corporate Center	San Diego	10%	1	121,037	1,333,692
Savi Tech Center	Orange County	10%	4	372,327	6,789,540
Yorba Linda Business Park	Orange County	10%	5	166,042	1,683,903
South Coast Executive Center	Orange County	10%	1	61,025	924,912
Gateway Corporate Center	Los Angeles	10%	1	85,216	2,204,028
Seville Plaza	San Diego	7.5%	3	138,576	2,878,308
Black Canyon Corporate Center	Phoenix	17.5%	1	221,784	2,322,696
U.S. Bank Center	Phoenix	7.5%	2	374,274	6,677,688
Bank of Hawaii Waikiki Center	Honolulu	17.5%	1	152,288	7,162,869

Total — Joint Venture Properties			29	2,065,052	$38,757,252

PORTFOLIO TOTALS			40	4,330,391	$97,237,002

Company’s Share of Annualized Rent:					$63,792,669

Notes:

(1)	RSF as shown in the above table is defined as market rentable square feet.

(2)	Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2008, multiplied by twelve. This amount reflects total rent before abatements and includes expense reimbursements, which may be estimated as of such date. Total abatements for the twelve months ended December 31, 2008, were approximately $0.865 million for our wholly owned properties and $0.881 million for our joint venture properties. Annualized rent for the joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our managing ownership interest.

(3)	The market rentable square feet for the joint venture properties listed above are reported with respect to each property in its entirety rather than the portion of the property represented by our managing ownership interest,

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our properties at December 31 of each of the past five years commencing with the year of the property’s acquisition by either the Company or affiliates of The Shidler Group.

Consolidated Properties

	Occupancy Rates(1)					Annualized Rent Per SF(3)(4)
Property	2004	2005	2006	2007	2008(2)	2004	2005	2006	2007	2008

Waterfront Plaza	88%	85%	94%	91%	87%	$26.39	$29.52	$29.41	$31.37	$34.01
Davies Pacific Center	84%	89%	90%	84%	87%	25.94	27.25	30.10	31.84	36.38
Pan Am Building	90%	93%	93%	97%	96%	27.11	28.77	31.60	32.15	39.59
First Insurance Center	—	97%	97%	96%	96%	—	24.54	30.59	33.34	36.22
PBN Building	82%	81%	75%	72%	72%	21.97	24.66	27.92	29.16	31.93
Clifford Center	68%	69%	79%	78%	80%	21.72	20.46	24.36	27.63	29.94
Sorrento Tech. Center	—	100%	100%	100%	100%	—	24.90	21.41	22.14	23.70
City Square	—	63%	73%	76%	76%	—	17.11	18.39	18.49	20.56

Total/Weighted Average	86%	80%	86%	85%	85%	$25.88	$24.71	$26.33	$27.47	$30.69

Joint Venture Properties

	Occupancy Rates(1)					Annualized Rent Per SF(3)(4)
Property	2004	2005	2006	2007	2008(2)	2004	2005	2006	2007	2008

Bank of Hawaii Waikiki Center	—	—	—	88%	86%	$—	$—	$—	$38.98	$54.38
Palomar Heights Plaza	—	—	—	—	88%	—	—	—	—	25.08
Palomar Heights Corp. Center	—	—	—	—	90%	—	—	—	—	27.67
Torrey Hills Corp. Center	—	—	—	—	100%	—	—	—	—	40.00
Scripps Ranch Center	—	—	—	—	85%	—	—	—	—	18.89
Carlsbad Corp. Center	—	—	44%	44%	86%	—	—	15.15	15.42	16.47
Via Frontera Business Park	—	—	70%	93%	100%	—	—	17.21	16.47	19.39
Poway Flex	—	—	100%	100%	100%	—	—	8.40	9.49	9.00
Seville Plaza	—	94%	90%	92%	83%	—	21.54	24.93	26.94	26.84
Savi Tech Center	—	—	97%	97%	97%	—	—	16.87	18.39	18.80
Yorba Linda Business Park	—	—	94%	90%	88%	—	—	9.99	10.79	11.65
South Coast Executive Center	—	—	100%	80%	60%	—	—	24.34	24.10	25.43
Gateway Corp. Center	—	—	84%	94%	94%	—	—	24.62	25.90	27.45
Black Canyon Corp. Center	—	—	—	64%	64%	—	—	—	15.60	16.43
U.S. Bank Center	—	—	77%	79%	81%	—	—	18.64	20.67	22.43

Total/Weighted Average	—	94%	85%	84%	86%	$—	$21.54	$17.21	$19.98	$22.41

Portfolio Totals	86%	81%	85%	85%	85%	$25.88	$24.50	$22.70	$24.10	$26.75

(1)	Based on leases commenced as of December 31 of each historical year.

(2)	Occupancy includes leases signed as of December 31, 2008 but not commenced.

(3)	Annualized Rent Per SF represents annualized gross rent divided by total occupied square feet.

(4)	Annualized rent for existing net rents are converted to gross rent by adding estimated expense reimbursements to base rents.

Tenant Diversification

The following tables provide information on the largest tenants, by annualized rental revenue, in our properties as a portfolio. No single tenant accounts for 10% or more of our total consolidated revenues.

Consolidated Properties

		Market
		Rentable	Annualized	% of Total
	Lease	Square	Rental	Annualized
Tenant	Expiration	Feet	Revenue(1)	Rent	Property	Industry
		(In thousands, except square feet)

First Insurance Company of Hawaii Ltd.	02/28/18	108,168	$4,020	4.1%	First Insurance Center	Insurance
Hawaii Insurance Consultants, Ltd.	12/31/12	76,828	2,762	2.8%	Waterfront Plaza	Insurance
AZ Dept. of Economic Security	06/30/12	104,059	1,975	2.0%	City Square	Government
Straub Clinic & Hospital	01/31/13	52,604	1,782	1.8%	First Insurance Center	Health Care
Mc Corriston, Miller, Mukai, MacKinnon, LLP	12/31/11	34,543	1,095	1.1%	Waterfront Plaza	Legal Services
AT&T Corp.	06/30/10	26,160	1,086	1.1%	Waterfront Plaza	Communications
Oahu Publications, Inc.	01/31/13	25,691	1,017	1.0%	Waterfront Plaza	Journalism
Fujitsu Transaction Solutions, Inc.	12/31/10	37,886	879	0.9%	Sorrento Technology Center	Technology
Royal State Financial Corp.	10/31/11	21,237	853	0.9%	Pan Am Building	Insurance
Hilton Grand Vacations	04/16/13	16,107	785	0.8%	Pan Am Building	Tourism

Total Annualized Rental Revenue for Top Ten Tenants			$16,254	16.50%

Total Annualized Rental Revenue			$58,480

Notes:

(1)	Annualized Rental Revenue represents monthly base rental revenue and tenant reimbursements as of December 31, 2008, on an annualized basis.

Tenant Diversification

Unconsolidated Joint Venture Properties

		Market
		Rentable		Annualized	% of Total
	Lease	Square	Ownership	Rental	Annualized
Tenant	Expiration	Feet	Interest %	Revenue(1)	Rent	Property	Industry
		(In thousands, except square feet and percentages)

Viasys Healthcare, Inc.	02/28/15	130,000	10.0%	$2,601	2.7%	Savi Tech Center	Health Care
Nobel Biocare USA, Inc.	10/31/17	122,361	10.0%	2,345	2.4%	Savi Tech Center	Health Care
Bank of Hawaii	01/31/38	6,971	17.5%	1,911	2.0%	Bank of Hawaii Waikiki Center	Financial Services
High-Tech Institute, Inc.	04/04/18	92,974	17.5%	1,427	1.5%	Black Canyon Corporate Center	Education
Valley Metro Rail, Inc.	06/30/16	57,007	7.5%	1,262	1.3%	U.S. Bank Center	Transportation
JTB Hawaii, Inc.	12/31/12	35,623	17.5%	1,261	1.3%	Bank of Hawaii Waikiki Center	Tourism
General Atomics Aeronautical Systems, Inc.	05/31/15	112,000	10.0%	1,008	1.0%	Poway Flex	Aerospace
Carter & Burgess, Inc.	10/31/11	53,457	7.5%	1,181	1.2%	U.S. Bank Center	Engineering
Ashley Furniture Homestore	09/30/16	61,541	10.0%	966	1.0%	Savi Tech Center	Retail
Paychex North America, Inc.	06/30/12	48,427	17.5%	896	0.9%	Black Canyon Corporate Center	Business Services

Total Annualized Rental Revenue for Top Ten Tenants				$14,858	15.3%

Total Annualized Rental Revenue				$38,757

Notes:

(1)	Annualized Rental Revenue represents monthly aggregate base rental revenue and tenant reimbursements per property as of December 31, 2008, on an annualized basis.

Lease Distribution by Square Footage

The following table summarizes the lease distributions by square footage for all our properties as of December 31, 2008.

Consolidated Properties

				Square
		Leases as	Market	Feet as a		Annualized
	Number	a % of	Rentable	% of	Annualized	Rent as a % of
Square Feet Under Lease	of Leases	Total	Square Feet	Total	Rent(1)(2)	Total

2,500 or less	417	71.0%	320,519	14.1%	$11,670,780	20.0%
2,501 — 10,000	119	20.3%	579,083	25.5%	17,272,962	29.5%
10,001 — 20,000	31	5.3%	428,212	18.9%	13,096,764	22.4%
20,001 — 40,000	10	1.7%	288,575	12.7%	7,711,692	13.2%
40,001 — 100,000	1	0.2%	76,828	3.4%	2,761,668	4.7%
Greater than 100,000	2	0.3%	212,227	9.5%	5,965,884	10.2%

Subtotal	580	98.8%	1,905,444	84.1%	$58,479,750	100.0%
Available	—	—	350,125	15.5%	—	—
Signed Leases Not Commenced	7	1.2%	9,770	0.4%	—	—

Total/Weighted Average	587	100.0%	2,265,339	100.0%	$58,479,750	100.0%

Notes:

(1)	Represents annualized monthly rent under commenced leases as of December 31, 2008. This amount reflects total cash rent before abatements. Total abatements for the twelve months ending December 31, 2008 were $0.865 million.

(2)	Existing net rents are converted to gross rent by adding estimated annualized operating expense reimbursements to base rents.

Unconsolidated Joint Venture Properties

								Effective
			Market	Square		Annualized		Annualized
		Leases as	Rentable	Feet as a		Rent as	Effective	Rent as
	Number of	a % of	Square	% of	Annualized	a % of	Annualized	a % of
Square Feet Under Lease	Leases	Total	Feet	Total	Rent(1)(2)	Total	Rent(1)(2)	Total

2,500 or less	158	57.0%	142,292	6.9%	$3,840,651	9.9%	$537,388	10.1%
2,501 — 10,000	79	28.5%	365,348	8.4%	10,813,620	27.9%	1,577,848	29.7%
10,001 — 20,000	13	4.7%	179,890	4.2%	4,680,681	12.1%	799,501	15.0%
20,001 — 40,000	10	3.6%	270,673	6.3%	6,366,048	16.4%	1,012,458	19.1%
40,001 — 100,000	10	3.6%	529,419	12.2%	9,447,036	24.4%	1,024,803	19.3%
Greater than 100,000	2	0.7%	242,000	5.6%	3,609,216	9.3%	360,921	6.8%

Subtotal	272	98.1%	1,729,622	43.6%	$38,757,252	100.0%	$5,312,919	100.0%
Available	—	0.0%	291,274	6.7%	—	—	—	—
Signed Leases Not Commenced	5	1.9%	44,156	1.0%	—	—	—	—

Total/Weighted Average	277	100.0%	2,065,052	51.3%	38,757,252	100.0%	$5,312,919	100.0%

Notes:

(1)	Represents annualized monthly rent under commenced leases as of December 31, 2008. This amount reflects total cash rent before abatements.

(2)	Existing net rents are converted to gross rent by adding estimated annualized operating expense reimbursements to base rents.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of December 31, 2008 for all of our properties. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Consolidated Properties

						Annualized		Annualized
		Market	Square		Annualized	Rent Per		Rent
	Number	Rentable	Feet as a		Rent	Leased	Annualized	Per Square
	of	Square	% of	Annualized	as a % of	Square	Rent at	Foot at
Year of Lease Expiration	Leases	Feet	Total	Rent(1)	Total	Foot(2)	Expiration	Expiration(3)

Available For Lease		350,125	15.5%
2009	161	290,528	12.8%	$8,698,428	14.9%	$29.94	$8,692,140	$29.92
2010	104	323,675	14.3%	10,641,612	18.2%	32.88	10,731,084	33.15
2011	128	310,013	13.7%	9,813,216	16.8%	31.65	10,204,500	32.92
2012	79	382,739	16.9%	11,399,688	19.5%	29.78	12,148,152	31.74
2013	60	294,906	13.0%	8,690,028	14.9%	29.47	8,510,277	28.86
2014	7	40,375	1.8%	1,300,986	2.2%	32.22	1,407,870	34.87
2015	10	69,848	3.1%	1,212,840	2.1%	17.36	1,293,720	18.52
2016	11	43,860	1.9%	1,560,204	2.7%	35.57	1,775,568	40.48
2017	2	5,726	0.3%	256,452	0.4%	44.79	287,544	50.22
Thereafter	18	143,774	6.3%	4,906,296	8.3%	34.13	5,742,204	39.94

Subtotal	580	2,255,569	99.6%	$58,479,750	100.0%	$30.69	$60,793,059	$31.90
Signed Leases Not Commenced	7	9,770	0.4%	—	—	—	—	—

Total/Weighted Average	587	2,265,339	100.0%	$58,479,750	100.0%	$30.69	$60,793,059	$31.90

Notes:

(1)	Annualized Rent represents gross rental revenue which consists of monthly aggregate base rental revenue and tenant reimbursements per property as of December 31, 2008, on an annualized basis.

(2)	Represents annualized rent divided by leased square feet.

(3)	Represents annualized rent at expiration divided by leased square feet.

Lease Expirations

Joint Venture Properties

			Expiring					Annualized		Effective
	No. of	Market	Square Feet		Annualized	Annualized Rent	Annualized	Rent Per Square	Effective	Annualized
Year of Lease	Leases	Rentable	as a % of	Annualized	Rent as a %	Per Leased	Rent at	Foot at	Annualized	Rent at
Expiration	Expiring	Square Feet	Total	Rent(1)(2)	of Total	Square Foot(3)	Expiration	Expiration(4)	Rent	Expiration

2009	82	306,586	14.80%	$6,731,856	17.40%	$21.96	$6,642,972	$21.67	$957,419	$951,889
2010	62	170,532	8.30%	4,264,023	11.00%	25.00	4,408,887	25.85	809,681	838,186
2011	47	128,143	6.20%	3,348,792	8.60%	26.13	3,425,496	26.73	360,221	371,779
2012	17	199,199	9.60%	4,778,304	12.30%	23.99	5,415,684	27.19	669,898	762,407
2013	25	182,078	8.80%	4,565,889	11.80%	25.08	5,072,721	27.86	732,373	811,063
2014	11	67,357	3.30%	1,584,216	4.10%	23.52	1,765,056	26.20	148,875	167,491
2015	8	307,692	14.90%	4,928,232	12.70%	16.02	5,898,768	19.17	556,590	663,932
2016	8	131,710	6.40%	2,507,412	6.50%	19.04	2,898,204	22.00	212,203	243,650
2017	3	129,558	6.30%	2,514,468	6.50%	19.41	3,054,408	23.58	247,199	300,228
Thereafter	8	106,767	5.20%	3,534,060	9.10%	33.10	5,430,168	50.86	618,460	950,281

Subtotal	271	1,729,622	83.80%	38,757,252	100.00%	$22.41	44,012,364	$25.45	5,312,919	6,060,906
Available For Lease	—	291,274	14.10%	—	—	—	—	—	—	—
Signed Leases Not Commenced	6	44,156	2.10%	—	—	—	—	—	—	—

Total/Wtd. Avg.	277	2,065,052	100.00%	$38,757,252	100.00%	$22.41	$44,012,364	$25.45	$5,312,919	$6,060,906

Notes:

(1)	Annualized Rent represents gross rental revenue which consists of monthly aggregate base rental revenue and tenant reimbursements per property as of December 31, 2008, on an annualized basis.

(2)	The following table summarizes the lease expiration for leases in place as of December 31, 2008 for all our properties. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

(3)	Represents annualized rent divided by leased square feet.

(4)	Represents annualized rent at expiration divided by leased square feet.

Ground Leased Properties

The land underlying two of our properties, Waterfront Plaza and Clifford Center, is currently leased. These ground leases provide substantially all of the rights of a fee owner. However, there are obligations under the ground leases to the fee owners that would not exist if the interests in these properties were owned in fee simple. We do not have the right to purchase the land subject to the ground leases. The following table presents minimum lease payment information for each of the ground leases as of December 31, 2008:

		Minimum Payment Due by Period
Property	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)

Waterfront Plaza(1)	$221,042	$2,014	$2,128	$2,128	$2,128	$2,128	$210,516
Clifford Center(2)	9,326	292	302	312	323	335	7,762

Total	$230,368	$2,306	$2,430	$2,440	$2,451	$2,463	$218,278

Notes:

(1)	Lease term expires in 2060. The annual rental obligations reset on January 1, 2036, January 1, 2041, January 1, 2046, January 1, 2051, and January 1, 2056 in an amount equal to 8.0% of the fair market value of the land. We have estimated the minimum future rental payments after 2035 to be an amount equal to the annual rent for 2035.

(2)	Lease term expires May 31, 2035. Ground lease also imposes obligation to pay 3% of tenant revenues collected, other than operating expense reimbursements. On June 1, 2016 and 2026 the annual rental obligation will reset to an amount equal to 6% of the fair market value of the land and not less than the rent for the prior period. For the period prior to June 1, 2016, we have only included the base rent component in the minimum future payments. For the period after June 1, 2016 we estimated the annual minimum future rental payments to be an amount equal to the base rent paid for the immediately preceding 12 month-period.

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2008, please refer to the Indebtedness section in Item 7 of this annual report.

Market Information

Market and industry data and other statistical information used throughout this section are based on independent industry publications, including CB Richard Ellis as it relates to our Honolulu office market and Grubb & Ellis as it relates to all our other office markets. Some data is also based on our good faith estimates, which are derived from our review of management’s knowledge of the industry and independent sources. Although we are not aware of any misstatements regarding the industry data that we present in this prospectus, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and “Forward-Looking Statements.”

Honolulu Office Market

We have seven properties that represent approximately 1,490,200 effective square feet (or 59.0% of our Effective Portfolio) located in the Honolulu office submarkets of Honolulu Downtown (Central Business District), Waikiki and Kapiolani at December 31, 2008. These office submarkets, based on a combined weighted average, experienced net negative absorption of approximately 32,300 square feet during the fourth quarter of 2008. Based on a combined weighted average, the total percent occupied within these submarkets decreased by 78 basis points from 90.55% occupied as of September 30, 2008 to 89.77% occupied as of December 31, 2008. During the fourth quarter of 2008, average asking rents increased by 0.55% from $36.60 per square foot annually as of September 30, 2008 to $36.80 per square foot annually as of December 31, 2008.

Phoenix Office Market

We have three properties that represent approximately 805,300 effective square feet (or 31.9% of our Effective Portfolio) located in the Phoenix office submarkets of Phoenix Downtown North, Downtown South and Deer Valley at December 31, 2008. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 49,100 square feet during the fourth quarter of 2008. Based on a combined weighted average, the total percent occupied within these submarkets increased by 11 basis points from 84.21% occupied as of September 30, 2008 to 84.32% occupied as of December 31, 2008. During the fourth quarter of 2008, average asking rents decreased by 1.03% from $28.05 per square foot annually as of September 30, 2008 to $27.76 per square foot annually as of December 31, 2008.

San Diego Office Market

We have nine properties that represent approximately 163,370 effective square feet (or 6.5% of our Effective Portfolio) located in the San Diego office submarkets of San Diego North County and Central County at December 31, 2008. These office submarkets, based upon a combined weighted average, experienced net positive absorption of approximately 782,000 square feet during the fourth quarter of 2008. Based on a combined weighted average, the total percent occupied within these submarkets decreased by 52 basis points from 85.90% occupied as of September 30, 2008 to 85.38% occupied as of December 31, 2008. During the fourth quarter of 2008, average asking rents decreased by 1.10% from $29.22 per square foot annually as of September 30, 2008 to $28.90 per square foot annually as of December 31, 2008.

Orange County Office Market

We have three properties that represent approximately 59,900 effective square feet (or 2.4% of our Effective Portfolio) located in the North and South submarkets of Orange County at December 31, 2008. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 233,000 square feet during the fourth quarter of 2008. Based on a combined weighted average, the total percent occupied within these submarkets remained the same at 85.69% as of September 30, 2008 and December 31, 2008. During the fourth quarter of 2008, average asking rents decreased by 2.19% from $25.06 per square foot annually as of September 30, 2008 to $24.51 per square foot annually as of December 31, 2008.

Los Angeles Office Market

We have one property that represents approximately 8,500 effective square feet (less than 1% of our Effective Portfolio) located in the San Gabriel office submarket of Los Angeles County at December 31, 2008. This office submarket experienced net negative absorption of approximately 34,000 square feet during the fourth quarter of 2008. The total percent occupied within this submarket increased by 10 basis points from 92.30% occupied as of September 30, 2008 to 92.40% occupied as of December 31, 2008. During the fourth quarter of 2008, average asking rents increased by 0.45% from $26.40 per square foot annually as of September 30, 2008 to $26.52 per square foot annually as of December 31, 2008.

Item 3.	Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to it.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.0001 per share (“Common Stock”), is currently traded on the NYSE Amex Stock Exchange (“NYSE Amex”) under the symbol “PCE”. Prior to March 20, 2008, our Common Stock was traded under the symbol “AZL” on the American Stock Exchange (“AMEX”), the predecessor exchange to the NYSE Amex. The following table sets forth, for the periods indicated, the range of high and low closing prices for our Common Stock on NYSE Amex or AMEX, as applicable, and the distributions paid by us with respect to the periods indicated.

	High	Low	Dividends

2008
Fourth Quarter	$6.65	$2.52	$0.05
Third Quarter	$7.32	$6.10	$0.05
Second Quarter	$7.30	$5.92	$0.00
First Quarter	$7.75	$4.65	$0.00
2007
Fourth Quarter	$7.33	$4.90	$0.05
Third Quarter	$9.22	$5.70	$0.00
Second Quarter	$8.85	$6.36	$0.00
First Quarter	$14.39	$7.05	$0.00

As of March 26, 2009, our Common Stock was held by 49 stockholders of record. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

On March 3, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the first quarter of 2009. The dividend will be paid on April 15, 2009 to shareholders of record on March 31, 2009. Commensurate with our declaration of a quarterly cash dividend, we expect to pay distributions to holders of record of Common Units at March 31, 2009 in the amount of $0.05 per Common Unit, on April 15, 2009. In addition, we expect to pay 2% distributions to holders of record of Preferred Units at March 31, 2009, on April 15, 2009.

On December 2, 2008, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the fourth quarter of 2008. The dividend was paid on January 15, 2009 to shareholders of record on December 31, 2008. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at December 31, 2008 in the amount of $0.05 per Common Unit, which was paid on January 15, 2009. In addition, we paid 2% distributions to holders of record of Preferred Units at December 31, 2008, which was paid on January 15, 2009.

On September 11, 2008, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the third quarter of 2008, which was paid on October 15, 2008 to shareholders of record on September 30, 2008. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at September 30, 2008, in the amount of $0.05 per Common Unit, which was paid on October 15, 2008. In addition, we paid 2% cumulative unpaid and current distributions to holders of record of Preferred Units at September 30, 2008, which was paid on October 15, 2008.

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue our policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there can be no assurance as to future earnings, capital requirements and financial condition. See Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

The following table summarizes information, as of December 31, 2008, relating to our equity compensation plans pursuant to which shares of our common stock may be granted from time to time.

Number of Securities
	Number of Securities to			Remaining Available for
	be Issued upon Exercise		Weighted Average	Future Issuance under
	of Outstanding		Exercise Price of	Equity Compensation Plans
	Options, Warrants		Outstanding Options,	(excluding Securities
Plan Category	and Rights		Warrants and Rights	reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	24,240	(1)	—	125,760

Total	24,240	(1)	—	125,760

(1)	On May 21, 2008, the compensation committee of the board of directors approved the grant, to four of our directors, of 6,060 restricted stock units each (“Director RSUs”) under the 2008 Directors’ Stock Plan (“Directors’ Stock Plan”). The Director RSUs will vest only upon approval of the Directors’ Stock Plan by our shareholders at the 2009 meeting of our shareholders. Subject to approval by our shareholders and vesting, each Director RSU will become exchangeable for one share of our common stock. In accordance with the award terms of the Director RSUs, should our shareholders fail to approve the Directors’ Stock Plan, the Director RSUs will be settled in cash in an amount based on the closing price of our common stock on the NYSE Amex on the date that the award is terminated.

Recent Sales of Unregistered Securities

As part of the Transactions, on the Effective Date the Company sold an aggregate of 1,180,000 shares of its Common Stock to designees of Venture for an aggregate purchase price of $6,350,000. As part of this sale, 1,000,000 shares of Common Stock were issued to an individual and five entities, including an entity controlled by Jay H. Shidler, at a price of $5.00 per share, or $5,000,000 in the aggregate, and 180,000 shares of Common Stock were issued to a single entity at a price of $7.50 per share, or $1,350,000 in the aggregate. The issuance of the shares of Common Stock was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated thereunder, as the offering was made only to qualifying investors and on terms negotiated as an integral part of the Transactions.

The Company also granted to Venture an option to purchase up to 500,000 shares of Common Stock at a price of $7.50 per share, which option was exercisable for three months after the Effective Date. The issuance of the option was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated thereunder, as the offering was made to a qualifying investor and on terms negotiated as an integral part of the Transactions. Venture did not exercise this option.

On the Effective Date, the Company also issued to the Advisor, in return for $100, a share of newly-created proportionate voting preferred stock (the “Proportionate Voting Preferred Stock”) entitling the Advisor to vote on all matters for which stockholders of the Company are entitled to vote. The rights of the Proportionate Voting Preferred Stock are set out in Articles Supplementary to the Charter. The number of votes that the Advisor will be entitled to cast in respect of its Proportionate Voting Preferred Stock initially equals the number of shares of Common Stock of the Company which are issuable upon exchange of UPREIT units that are outstanding on the Effective Date, immediately following the consummation of the Transactions. The Proportionate Voting Preferred Stock represented approximately 94.18% of the Company’s voting power immediately following the consummation of the Transactions. As units are redeemed at the option of the unit holder, the number of votes attaching to the Advisor’s Proportionate Voting Preferred Stock decreases by an equivalent amount. The Advisor is not entitled to any regular or special dividend payments or other distributions on its Proportionate Voting Preferred Stock. The Advisor agreed in the Advisory Agreement to cast the votes of the Proportionate Voting Preferred Stock in direct proportion to the votes that are cast by holders of the underlying UPREIT units. The issuance of the share of Proportionate Voting Preferred Stock was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated thereunder, as the offering was made to a qualifying investor and on terms negotiated as an integral part of the Transactions.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and the related notes thereto that appear in Item 8 of this Annual Report on Form 10-K and the subsection captioned “Forward Looking Statements” prior to Item 1 above. The following discussion of the Company’s financial information was significantly affected by the consummation of the Transactions. It was determined for purposes of the Transactions that the commercial real estate assets contributed by Venture were not under common control. In accordance with SFAS No. 141, Waterfront, which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Annual Report on Form 10-K through the Effective Date. Additional explanatory notations are contained in this Annual Report on Form 10-K to distinguish the historical information of Waterfront from that of the Company. Historical results set forth in the consolidated financial statements included in Item 8 and this Section should not be taken as indicative of our future operations.

Overview

We are a publicly traded REIT that acquires, owns and operates office properties in the western United States concentrating initially on the long-term growth submarkets of Honolulu, and the Western United States mainland, including Southern California, and the greater Phoenix metropolitan area.. For a detailed discussion of our segment operations, please see Note 16 to the financial statements included in this Annual Report on Form 10-K.

Through our Operating Partnership we own whole interests in eight fee simple and leasehold office properties and managing ownership interests in six joint ventures holding fifteen office properties. Our property portfolio is approximately 4.3 million rentable square feet. We are advised by our Advisor, an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, pursuant to the Advisory Agreement. The Advisor is responsible for the day-to-day operation and management of the Company.

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

Land, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 18 to 42 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (i) the tenant’s remaining lease term or (ii) the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years. Acquired ground leases are depreciated over the remaining life of the related leases as of the date of assumption of the lease.

Impairment of Long-Lived Assets.  As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate carrying value is reduced to fair value and an impairment loss is recognized. We did not recognize an impairment loss on our long-lived assets during the year ended December 31, 2008.

Other-Than-Temporary Impairment.  Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the year ended December 31, 2008.

Goodwill.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, an impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its fair value. Based on our impairment testing performed, as of December 31, 2008, the carrying amount of our goodwill was not impaired.

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

Rental revenue from parking operations and rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, which are included in rental income in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and where no corresponding continuing obligation to provide services to such former tenants exists. Total lease termination revenue was recorded in the amount of $0.018 million for the period from March 20, 2008 to December 31, 2008. For Waterfront, no lease termination revenue was recorded for the period from January 1, 2008 to March 19, 2008. For Waterfront, $0.014 million of lease termination revenue was recorded for the year ended December 31, 2007.

Other income on the accompanying consolidated statements of operations generally include income incidental to operations and are recognized when earned.

Monitoring of Rents and Other Receivables.  An allowance is maintained for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. If estimates of collectability differ from the cash received, the timing and amount of reported revenue could be impacted. We had an allowance for doubtful accounts of $0.789 million as of December 31, 2008 and for Waterfront, $0.282 million as of December 31, 2007.

As of December 31, 2008, we had a total of approximately $0.850 million of lease security available on existing letters of credit, as well as $2.558 million of lease security available in security deposits. For Waterfront, as of December 31, 2007, we had a total of approximately $0.900 million of lease security available on existing letters of credit, as well as $0.672 million of lease security available in security deposits.

Investments in Joint Ventures.  We analyze our investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Based on the guidance set forth in SFAS Interpretation No. 46(R), we have determined that all except one of our joint ventures are not variable interest entities. We are not deemed to be the primary beneficiary of that variable interest entity. Further, our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. Accordingly, we have determined that the equity method of accounting is appropriate for our investments in joint ventures.

On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, which served to modify and provide substantive participating rights to the non-managing member, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, pursuant to the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”) and EITF Issue No. 04-5. Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities.

Income Taxes.  We have elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Management believes that it has distributed and will continue to distribute a sufficient majority of its taxable income in the form of dividends and distributions to its stockholders and unit holders. Accordingly, no provision for income taxes has been recognized by the Company.

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. As of December 31, 2008, none of our subsidiaries were considered a TRS.

Results of Operations

The following discussion regarding the results of operations was significantly affected by the consummation of our formation transactions. Accordingly, the historical financial information presented below for periods prior to March 20, 2008 represent that of Waterfront. Further, the historical information presented below for the period beginning after March 20, 2008 represent that of the Company. The business operations of the Company are substantially larger in scope than Waterfront and we do not believe the results are comparable. Our discussion below addresses the historical information for the period January 1, 2008 to March 19, 2008 for Waterfront, plus the period from March 20, 2008 to December 31, 2008 for the Company, on a combined basis (the “Combined Entity”) and the historical information for the year ended December 31, 2007 for Waterfront. For purposes of the discussions below, we have included the results of operations for Waterfront as of December 31, 2008, based on the results of operations for the property attributable to Waterfront (Waterfront Plaza).

Overview

As of December 31, 2008, the Property Portfolio and Effective Portfolio was 85.19% and 84.62% leased, respectively, to 864 tenants. Approximately 13.8% and 11.4% of our Property Portfolio leased square footage will expire during 2009 and 2010, respectively. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years. See Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion on risk factors pertaining to the current credit market environment.

As of December 31, 2008 our consolidated Honolulu portfolio was 88.10% leased, with approximately 174,200 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 86.49% leased, with approximately 20,500 square feet available. Our effective Honolulu portfolio was 88.07% leased, with approximately 194,700 square feet available.

As of December 31, 2008 our consolidated Phoenix portfolio was 76.17% leased, with approximately 175,900 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 74.74% leased, with approximately 150,600 square feet available. Our effective Phoenix portfolio was 75.75% leased, with approximately 326,500 square feet available.

As of December 31, 2008 our consolidated San Diego portfolio was 100.0% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 90.69% leased, with approximately 58,900 square feet available. Our effective San Diego portfolio was 94.24% leased, with approximately 58,900 square feet available.

As of December 31, 2008 our effective Orange County portfolio was 90.60% leased, with approximately 56,300 square feet available.

As of December 31, 2008 our effective Los Angeles County portfolio was 94.21% leased, with approximately 4,900 square feet available.

Comparison of our Combined Entity year ended December 31, 2008 to Waterfront’s year ended December 31, 2007

Revenues

Rental Revenue.  Rental revenue for the Combined Entity for the year ended December 31, 2008 was $37.447 million. Rental revenue for Waterfront for the years ended December 31, 2008 and 2007 was $12.672 million, and $12.505 million, respectively. The net increase in rental revenue of $0.167 million or 1.3%, for Waterfront, was primarily attributable to new leases starting after January 2007 and new leases signed during 2008. The remaining increase of $24.775 million in rental revenue for the Combined Entity compared to Waterfront was attributable to the rental revenue of the properties acquired at the Transaction date.

Tenant Reimbursements.  Tenant reimbursements for the Combined Entity for the year ended December 31, 2008 was $19.375 million. Tenant reimbursements for Waterfront for the years ended December 31, 2008 and 2007 was $6.330 million and $4.922 million, respectively. The net increase in tenant reimbursements of $1.408 million or 28.6%, for Waterfront, is primarily due to an increase in common area maintenance rates in January 2008 to adjust for rising costs of electricity, utilities and real property taxes. The remaining increase of $13.045 million in tenant reimbursements for the Combined Entity compared to Waterfront was attributable to the tenant reimbursement revenue of the properties acquired at the Transaction date.

Parking Revenue.  Parking revenue for the Combined Entity for the year ended December 31, 2008 was $6.890 million. Parking revenue for Waterfront for the years ended December 31, 2008 and 2007 was $2.477 million and $2.569 million, respectively. The net decrease in parking revenue of $0.092 million or 3.6%, for Waterfront, was primarily due to a reduction in parking tenants, partially offset by higher parking rates. The overall increase of $4.321 million in parking revenue for the Combined Entity compared to Waterfront was attributable to the parking revenue of the properties acquired at the Transaction date.

Expenses

Rental Property Operating Expenses.  Rental property operating expense for the Combined Entity for the year ended December 31, 2008 was $37.744 million. Rental property operating expense for Waterfront for the years ended December 31, 2008 and 2007 was $15.650 million and $14.859 million, respectively. The net increase in rental property operating expense of $0.791 million or 5.3%, for Waterfront, was mainly due to rising electricity costs, higher excise tax due to higher revenues and higher real property taxes. The remaining increase of $22.094 million in rental property operating expenses for the Combined Entity compared to Waterfront was attributable to the rental property operating expenses of the properties acquired at the Transaction date.

General and Administrative.  General and administrative expenses for the Combined Entity for the year ended December 31, 2008 was $18.547 million, primarily attributable to $16.194 million in share-based compensation resulting from the Transactions. General and administrative expense for Waterfront for the year ended December 31, 2007 was $0.390 million. There was no general and administrative expenses at Waterfront for the year ended December 31, 2008, as general and administrative activity was moved to corporate for all properties.

Interest Expense.  Interest expense for the Combined Entity for the year ended December 31, 2008 was $22.932 million. Interest expense for Waterfront for the years ended December 31, 2008 and 2007 was $7.295 million and $7.227 million, respectively. The net increase in interest expense of $0.068 million or 0.9%, for Waterfront, was primarily due to 2008 having an additional day of interest compared to 2007. The remaining increase of $15.637 million in interest expense for the Combined Entity compared to Waterfront was attributable to interest on financings of the properties acquired at the Transaction date.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the Combined Entity for the year ended December 31, 2008 was $22.295 million. Depreciation and amortization expense for Waterfront for the years ended December 31, 2008 and 2007 was $3.461 million and $4.272 million, respectively. The net decrease of $0.811 million or 19.0%, for Waterfront, is primarily due to lower tenant improvement assets in the 2008 period resulting from lease expirations and subsequent renewals requiring less tenant improvement costs. The overall increase of $18.023 million in depreciation and amortization expense for the Combined Entity compared to

Waterfront was attributable to depreciation and amortization expense related to the properties acquired at the Transaction date.

Other Expense.  Other expense for the Combined Entity for the year ended December 31, 2008 was $0.143 million. Other expense for Waterfront for the years ended December 31, 2008 and 2007 was $0.108 million and $1.538 million, respectively. The net decrease in other expenses of $1.430 million or 93.0%, for Waterfront, was mainly due to early termination costs recorded in 2007.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of December 31, 2008, we had $4.463 million in cash and cash equivalents as compared to Waterfront’s cash and cash equivalents balances of $2.619 million as of December 31, 2007. In addition, we had restricted cash balances of $7.267 million as of December 31, 2008, as compared to Waterfront’s restricted cash balances of $1.708 million as of December 31, 2007. Restricted cash primarily consists of interest bearing cash deposits required by certain of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs. In addition, as of December 31, 2008, we have $27.0 million available under our credit facility for borrowings.

We anticipate that our restricted reserves, as well as our existing sources of liquidity, including existing cash on hand, cash flows from operations, and our credit facility will be sufficient to fund our capital expenditures or needs for our existing Property Portfolio during the next twelve months.

We expect to finance our operations, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow, existing cash on hand, proceeds from refinancing of existing indebtedness and through other available investment and financing activities, including proceeds from our line of credit. We plan for our future financing activities to include selling a portion of the equity in the properties in which we currently hold whole interests. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs for our existing Property Portfolio over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.

We expect to meet our long-term liquidity and capital requirements such as scheduled principal maturities, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, existing cash on hand, refinancing of existing indebtedness and through other available investment and financing activities, including the assumption of mortgage indebtedness upon acquisition or the procurement of new acquisition mortgage indebtedness.

We expect that we will fund only 10% to 20% of the required equity for new office properties acquired in the future. The balance of any equity investment is expected to be funded, on a transaction-by-transaction basis, by one or more co-investors. We have pre-existing relationships with a number of potential co-investors that we believe will provide ample opportunities to fund anticipated acquisitions. Our business strategy provides us with the opportunity to earn greater returns on invested equity through incentive participation and management fees.

As of December 31, 2008, our total consolidated debt was approximately $424 million with a weighted average interest rate of 5.891% and a weighted average remaining term of 6.5 years.

Cash Flows

Net cash provided by operating activities for the period from January 1, 2008 through December 31, 2008 was $2.154 million. Our net cash provided by operating activities for this period was primarily comprised of amounts received from revenues, including rental revenues, tenant reimbursements and parking income, partially offset by amounts paid for expenses, including rental property operating expenses, general and administrative expenses and interest expense.

Net cash used in investing activities for the period from January 1, 2008 through December 31, 2008 was $8.850 million. Our cash used in investing activities for this period was partially comprised of $0.866 million received in the form of capital distributions from our investments in unconsolidated joint ventures and $6.470 million attributable to cash held by Contributed Properties upon the Effective Date. We expect to continue to receive on a periodic basis cash in the form of capital distributions from our investments in unconsolidated joint ventures to the extent that those respective investments generate cash available for distributions. The cash we received that was held by Contributed Properties upon the Effective Date was an event that we do not expect to recur as it was specifically attributable to our formation transactions. Our cash used in investing activities for this period was partially offset by $8.541 million paid towards capital improvements of real estate, $4.059 in deferred acquisition costs and other and $2.797 million in contributions we made into our restricted cash accounts.

Net cash provided by financing activities for the period from January 1, 2008 through December 31, 2008 was $8.540 million. Our cash provided by financing activities for this period was partially comprised of $6.40 million of proceeds received from the issuance of equity securities upon the Effective Date, $13.00 million of proceeds received from our revolving credit facility and $4.167 million of cash received as equity contributions. We intend to continue to increase our cash flow provided by financing activities from the issuance of equity securities from time to time, subject to the effective registration by the Securities and Exchange Commission of the securities we contemplate on selling and the existence of optimal market and selling conditions. We also expect to continue to utilize our revolving credit facility from time to time as the need arises. We do not however expect to continue to receive equity contributions in a manner similar to that received during this period based on our capital structure post our formation transactions. Our cash provided by financing activities was partially offset by the repayment of $10.000 million in amounts outstanding on our revolving credit facility, the payment of $1.339 million in deferred financing costs, distributions of $1.925 million paid to minority interests and $1.425 million paid as equity distributions. We intend to continue to repay amounts under our revolving credit facility from time to time as the opportunity arises. In addition, we expect to continue to pay amounts to minority interests and to pay deferred financing costs so long as we continue to declare and pay dividends to our common stockholders and continue to enter into financing arrangements, respectively. We do not however expect to continue to pay equity distributions in a manner similar to that paid during this period based on our capital structure post our formation transactions.

Indebtedness

Mortgage and Collateralized Loans

The following table sets forth information relating to the material borrowings with respect to our properties as of December 31, 2008. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and a balloon payment at maturity, and all numbers, other than percentages, are reported in thousands:

					Balance
					Due at
		Interest	Maturity		Maturity	Prepayment/
Property	Amount	Rate	Date		Date	Defeasance

Clifford Center(1)	$3,760	6.00%	8/15/2011		$3,032	(2)
Davies Pacific Center	95,000	5.86%	11/11/2016		95,000	(3)
First Insurance Center	38,000	5.74%	1/1/2016		38,000	(4)
First Insurance Center	14,000	5.40%	1/6/2016		14,000	(5)
Pacific Business News Building(6)	11,799	6.98%	4/6/2010		11,613	(7)
Pan Am Building	60,000	6.17%	8/11/2016		60,000	(8)
Waterfront Plaza	100,000	6.37%	9/11/2016		100,000	(9)
Waterfront Plaza	11,000	6.37%	9/11/2016		11,000	(10)
City Square	27,500	5.58%	9/1/2010		27,500	(11)
City Square(12)	26,612	LIBOR + 2.35%	9/1/2010		26,612	(13)
Sorrento Technology
Center(14)	11,800	5.75%(15)	1/11/16	(15)	11,800	(16)

Subtotal	399,471
Revolving Line of Credit(17)	3,000	Prime Rate + 2.25% or LIBOR + 3.50%	8/25/2010		3,000

Outstanding principal balance	402,471
Less: Unamortized discount, net	(2,363)

Net	$400,108

(1)	Requires monthly principal and interest payments of $39.8. The initial maturity date is August 15, 2011. We have the option to extend the maturity date to August, 15, 2014 for a payment of a nominal fee.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)	Loan is prepayable, after second anniversary of its securitization, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.

(4)	Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance. No premium due after October 1, 2015. Loan may also be defeased after earlier of December 2008 or two years after the “start-up date” of the loan, if securitized.

(5)	Loan is not prepayable until October 6, 2015; however, loan may be defeased after earlier of August 2009 and two years after the “start-up date” of the loan, if securitized. No premium is due upon prepayment.

(6)	Requires monthly principal and interest payments of $81.

(7)	Loan may not be prepaid until February 6, 2010. No premium is due upon prepayment. Loan may be defeased after the earlier of September 2008 or two years after the “start-up date” of the loan, if securitized.

(8)	Loan may be prepaid following second anniversary of its securitization subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(9)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased after the date that is two years from the “start-up date” of the loan, if securitized.

(10)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(11)	Loan may not be prepaid until June 1, 2010. Loan may be defeased at any time.

(12)	Maximum loan amount to be advanced is $28.5 million. In addition, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010.

(13)	Loan may be prepaid subject to payment of a fee in amount of $142.

(14)	From and after January 11, 2010, requires monthly principal and interest payments in the amount of $69.

(15)	Although the maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.0%.

(16)	No prepayment is permitted prior to October 11, 2016. Loan may be defeased after the earlier of December 15, 2009 or second anniversary of the “start-up date” of the loan, if securitized.

(17)	The revolving line of credit matures on August 15, 2010, but may be extended to February 25, 2011, subject to the satisfaction of certain conditions, including the compliance of debt covenants and payment of a fee. At December 31, 2008, the interest rate on the revolving line of credit was 5.50%, based on KeyBank National Association’s Prime Rate plus a spread of 2.25% per annum. The 30-day LIBOR rate at December 31, 2008 was 0.43625%.

Our variable rate debt, as reflected in the above schedule and in Note 9, bears interest at a rate based on 30-day LIBOR, which was 0.43625% as of December 31, 2008, plus a spread. Our variable rate debt at December 31, 2008 has an initial term that matures in September 2010.

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

As of December 31, 2008, our ratio of total consolidated debt to total consolidated market capitalization was approximately 65.66%. Our total consolidated market capitalization of $646 million includes our total consolidated debt of $424 million and the market value of our common share and common share equivalents outstanding of $222 million (based on the closing price of our common stock of $4.44 per share on NYSE AMEX on December 31, 2008).

At December 31, 2008, the Operating Partnership was subject to a $1.17 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within the control of management. We believe that the subject conditions will be satisfied by management prior to, or during, the fourth quarter ending December 31, 2009 and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.

Revolving Line of Credit

We entered into a Credit Agreement dated as of August 25, 2008 (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. The Credit Facility provides up to $40 million of availability and may be borrowed on a revolving basis by us, subject to the satisfaction of certain conditions, of which $30 million is presently committed and immediately available. Borrowings in excess of $30 million are subject to certain additional conditions and must be requested by us before February 25, 2009. Prior to February 25, 2009, we requested that the availability for borrowings in excess of $30 million be provided to us pending the satisfaction of certain conditions. Amounts borrowed under the Credit Facility bear interest at LIBOR plus 3.5 percent or at Key Bank’s prime rate plus 2.25 percent at our election. We are permitted to use the proceeds of the loan to fund acquisition of new real estate related assets, capital expenditures and short term operating needs. As of December 31, 2008, the Company had outstanding borrowings of $3 million under the Credit Facility at KeyBank’s prime rate plus 2.25%. As of December 31, 2008, we had $27.0 million available under our credit facility for borrowings.

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

The Credit Facility contains customary financial and other covenants, including covenants as to maximum leverage ratio, fixed charge coverage and minimum consolidated tangible net worth, and other customary terms and conditions. As of December 31, 2008, we were in compliance with our debt covenants.

Subordinated Promissory Notes

At December 31, 2008, we have promissory notes payable by the Operating Partnership to certain affiliates of the Shidler Group in the aggregate principal amount of $23.776 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year, and maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through December 31, 2008, interest payments on unsecured notes payable to related parties to The Shidler Group have been deferred. At December 31, 2008, $1.172 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

Derivative Instruments

The Company has an interest rate cap on its City Square note payable (outstanding amount at December 31, 2008 of $26.6 million) for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable. The interest rate cap does not constitute a hedge for accounting purposes. The estimated fair value of the interest rate cap at December 31, 2008 was not significant.

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

One of our primary objectives, consistent with our policy of retaining sufficient cash for reserves and working capital purposes and maintaining our status as a REIT, is to distribute a substantial portion of our funds available from operations to our common stockholders and UPREIT unit holders in the form of dividends or distributions on a quarterly basis. Dividends and distributions by the Company are contingent upon the Company’s receipt of distributions on the Common Units from the Operating Partnership. The Operating Partnership is prohibited from making distributions on the Common Units unless all accumulated distributions on the Preferred Units have been paid, except to pay certain operating expenses of the Company and for the purposes of maintaining our qualification as a REIT. As of December 31, 2008, we considered market factors and our performance in addition to REIT requirements in determining distribution levels.

During fiscal year 2008, we declared a dividend distribution of $0.05 per share or UPREIT unit which was paid on October 15, 2008 to its common stockholders and UPREIT unit holders of record as of September 30, 2008. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at September 30, 2008, in the amount of $0.05 per Common Unit, which was paid on October 15, 2008. In addition, we paid 2% cumulative unpaid and current distributions to holders of record of Preferred Units at September 30, 2008, which was paid on October 15, 2008. On December 2, 2008, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the fourth quarter 2008. The dividend was paid on January 15, 2009 to shareholders of record at December 31, 2008. In addition, we paid distributions to holders of record of Common Units at December 31, 2008 in the amount of $0.05 per Common Unit, which was paid on January 15, 2009; and we also paid 2% distributions to holders of record of Preferred Units at December 31, 2008, which was paid on January 15, 2009.

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2008, the cumulative unpaid distributions attributable to Preferred Units were $0.568 million, which were paid on January 15, 2009.

Related Party Transactions

We are externally advised by the Advisor, an entity owned and controlled by Mr. Shidler and certain related parties of The Shidler Group. For a more detailed discussion of our Advisor and other related party transactions, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Accounting Pronouncements

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment to ARB No. 51. SFAS 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We adopted SFAS No. 160 on January 1, 2009. We are currently in the process of determining the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position (FSP) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method. The restricted stock awards granted to our board of directors, as described in Note 15, “Share-Based Payments”, are entitled to receive cash dividends declared on our common stock only for those awards that are vested. As such, we believe that the adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements and results of operations. FSP EITF No. 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009.

EITF No. 08-6

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Consideration (EITF 08-6), which provides guidance for the accounting of contingent consideration, recognition of other-than-temporary impairment (OTTI) of an equity investment investee, and change in level of ownership or degree of influence. The accounting of contingent consideration might result in the recording of a liability with an increase to the corresponding investment balance. The investor must recognize its share of the investee’s OTTI charges. A gain or loss to the investor resulting from a change in level of ownership or influence must be recognized in earnings of the investor. EITF 08-6 is effective as of January 1, 2009 for our Company. Based on the current facts and circumstances related to our investments in unconsolidated joint ventures, we do not expect that this EITF will have a material impact to our consolidated results of operations, financial condition or cash flows.

FSP FAS 142-3

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangibles. This FSP will allow us to use our own assumptions about renewal or extension of an arrangement, adjusted for our own specific factors, as described in SFAS 142, even when there is likely to be substantial cost or material modifications. FSP 142-3 is effective for us as of January 1, 2009 and applied prospectively for intangible assets acquired or recognized after such date. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on this criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the fourth quarter of the fiscal year covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company are as follows:

Name	Age*	Position

Jay H. Shidler	62	Chairman of the Board of Directors
Dallas E. Lucas	46	President, Chief Executive Officer and Director
Thomas R. Hislop	60	Director
Clay W. Hamlin	64	Director
Michael W. Brennan	52	Director
Robert L. Denton	56	Director
Paul M. Higbee	54	Director
James M. Kasim	40	Chief Financial Officer
Matthew J. Root	43	Chief Investment Officer
James R. Ingebritsen	46	Executive Vice President, Capital Markets/Operations
Lawrence J. Taff	51	Executive Vice President, Honolulu Operations
Kimberly F. Aquino	44	Corporate Secretary

*	At March, 2009

The following is a biographical summary of the experience of our anticipated directors and executive officers.

Jay H. Shidler has been Chairman of our Board of Directors since March 2008. Mr. Shidler is the founder and Managing Partner of The Shidler Group, a national real estate investment firm. Since forming The Shidler Group in 1972, Mr. Shidler and his affiliates have acquired and managed over 2,000 properties in 40 states and Canada. Mr. Shidler has founded and has been the initial investor in numerous public and private companies, including three other public real estate investment trusts — TriNet Corporate Realty Trust, Inc. (formerly NYSE: TRI), now part of iStar Financial; First Industrial Realty Trust, Inc. (NYSE: FR), and Corporate Office Properties Trust (NYSE: OFC). Mr. Shidler serves as Chairman of the Board of Trustees of Corporate Office Properties Trust (NYSE: OFC) and as a director of First Industrial. Mr. Shidler served as Chairman of the board of directors of First Industrial from 1993 through January of 2009 . From 1998 through 2005, Mr. Shidler also served as director of Primus Guaranty, Ltd. (NYSE: PRS), a Bermuda company of which Mr. Shidler is a founder.

Dallas E. Lucas has been our President and Chief Executive Officer and a member of our Board of Directors since March 2008. From 2002 to 2007, Mr. Lucas served as Executive Vice President and Chief Financial Officer of Maguire Properties (NYSE: MPG), a REIT focused on the office market of Southern California. From 1998 to 2002, Mr. Lucas served as the Director, Vice President and Chief Financial Officer of NorthStar Capital Investment Corp., a $2.5 billion privately held REIT. From 1993 to 1998, Mr. Lucas was the Senior Vice President and Chief Financial Officer of Crescent Real Estate Equities Company (NYSE: CEI). Mr. Lucas began his career as an auditor with Arthur Andersen & Company in 1984 and left the firm as an audit manager in 1993. Mr. Lucas is a certified public accountant and received a bachelor’s degree in business administration from the University of Oklahoma.

Thomas R. Hislop served as Chairman of the Board and Chief Executive Officer of Arizona Land Income Corporation, our predecessor registrant, from 1988 until its reincorporation as Pacific Office Properties Trust, Inc. in March 2008 and has remained on our Board of Directors. He has been a Managing Director of Wedbush Morgan Securities since September 2008. Mr. Hislop served as Chief Executive Officer and a director of Peacock, Hislop, Staley and Givens, a full-service securities brokerage firm, from the time of that company’s formation in 1989 through its acquisition by Wedbush Morgan Securities in September 2008. He had been a director of Young, Smith & Peacock, a securities brokerage firm, from 1967 through its acquisition by Peacock, Hislop, Staley and Givens in 1989. Mr. Hislop received a B.S. degree in finance from Arizona State University.

Clay W. Hamlin, III has been a member of our Board of Directors since March 2008. Mr. Hamlin is Vice Chairman of the Board of Trustees of Corporate Office Properties Trust, which he co-founded in 1997. Mr. Hamlin joined The Shidler Group in 1989 as Managing Partner of The Shidler Group’s Mid-Atlantic region, which was contributed to, and merged with, Royale Investments, Inc. to become Corporate Office Properties Trust in 1997. Mr. Hamlin served as Chief Executive Officer of Corporate Office Properties Trust from 1997 through 2005. Mr. Hamlin is an attorney and a certified public accountant, and received an MBA from the Wharton School.

Michael W. Brennan has been a member of our Board of Directors since March 2008. From 1999 to 2008, Mr. Brennan served as President and Chief Executive Officer of First Industrial Realty Trust, Inc. (NYSE: FR) and from 1994, the year he co-founded First Industrial, to 1999, he served as its Chief Operating Officer and Chief Acquisitions Officer. Mr. Brennan joined The Shidler Group as its principal acquisitions executive in 1986 and was named partner of its Mid-West region in 1988. Mr. Brennan has 25 years of real estate experience. He holds a bachelor’s degree in finance from the University of Notre Dame. Mr. Brennan is also a director of Strategic Hotels & Resorts, Inc. (NYSE: BEE) and the Chicago Public Library Foundation Board.

Robert L. Denton has been a member of our Board of Directors since March 2008. Mr. Denton is a Managing Partner with The Shidler Group and the resident principal in its New York office. Prior to joining The Shidler Group in 1994, Mr. Denton co-founded Providence Capital, Inc., a private investment bank, and served in executive positions at First Pacific U.S. Securities, Ltd., Jefferies & Company and Booz Allen & Hamilton, Inc. Mr. Denton graduated with a B.S. in Economics from the University of Pennsylvania and received his MBA from the Wharton School. Mr. Denton is also a member of the board of trustees of Corporate Office Properties Trust (NYSE: OFC).

Paul M. Higbee has been a member of our Board of Directors since March 2008. Mr. Higbee has over 28 years of experience as an investment banker. From September 2001 to present, Mr. Higbee has been a partner of G.C. Andersen Partners, LLC, a merchant banking firm engaged in private equity investments and investment banking for middle-market companies. Prior to joining GC Andersen Partners, Mr. Higbee was a Managing Director of Deutsche Banc Alex. Brown. From 1990 to 1996, Mr. Higbee was a Managing Director at PaineWebber. Mr. Higbee received an A.B. in Economics from Princeton University and an MBA from the Wharton School.

James M. Kasim has been our Chief Financial Officer since March 2008. Prior to serving as our Chief Financial Officer, Mr. Kasim was the Chief Financial Officer of our Advisor in February 2008. Prior to joining us, Mr. Kasim was the Executive Vice President and Chief Financial Officer of BentleyForbes, a privately held real estate investment company. Before joining BentleyForbes in 2005, Mr. Kasim was a Senior Manager with Ernst & Young’s real estate and hospitality practice, where he served for eleven years. Mr. Kasim received an MBA from the Marshall School of Business at the University of Southern California and a bachelor’s degree in business administration from California State University, Northridge. He is a certified public accountant.

Matthew J. Root has been our Chief Investment Officer since January 2009. Mr. Root has been the Chief Investment Officer of our Advisor since February 2008. He has also been a partner of The Shidler Group since 1997, responsible for property acquisitions, leasing and dispositions. Prior to joining The Shidler Group, Mr. Root was Senior Asset Manager for American Assets, Inc. with responsibility for an office and retail portfolio in excess of two million square feet. Mr. Root started his career as a turnaround and restructuring specialist with the Lomas Santa Fe Group focusing on commercial properties in Southern California. Mr. Root is a graduate of Louisiana State University.

James R. Ingebritsen has been our Executive Vice President, Capital Markets/Operations since January 2009. Mr. Ingebritsen has been the Executive Vice President of our Advisor since February 2008. He has also been a partner of The Shidler Group since 1993, responsible for raising debt and equity capital and for overseeing the operations of its western region portfolio. Mr. Ingebritsen joined The Shidler Group as an associate in 1987. A graduate of the University of California San Diego, Mr. Ingebritsen holds an MBA in Real Estate and Capital Markets from the University of California Berkeley, Haas School of Business.

Lawrence J. Taff has been our Executive Vice President, Honolulu Operations since January 2009. Mr. Taff has been the Executive Vice President of our Advisor since February 2008. He has also been a partner of The Shidler Group since 1995, responsible for overseeing financial management and property operations in Hawaii. Mr. Taff began his career with Arthur Andersen LLP in 1980. Rising to the position of Tax Partner in 1993, he was responsible for real estate consulting as well as tax compliance and consulting. Mr. Taff received a bachelor’s degree in accounting from California Polytechnic University, Pomona and is a certified public accountant.

Kimberly F. Aquino has been our Corporate Secretary since March 2008. Ms. Aquino joined The Shidler Group in 1991 and is currently Senior Vice President of The Shidler Group. Prior to joining The Shidler Group, Ms. Aquino managed the national and international referral network at a large real estate brokerage firm.

Term of Office

Our board is divided into three classes. The initial terms of Class I, Class II, and Class III directors expire at the 2009, 2010 and 2011 annual meeting of stockholders, respectively. Newly elected directors of each class will hold office for a term expiring at the third succeeding annual meeting of stockholders. Our officers are appointed by our board of directors and hold office until removed by the board.

Involvement in Certain Legal Proceedings

At December 31, 2008, no officer or director of the Company: (1) had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person’s behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; (2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or (3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

To the best of the Company’s knowledge, and based solely on the Company’s review of the copies of Forms 3, 4 and 5 furnished to us for fiscal year 2008 and on representations that no other reports were required, no persons were late in filing Forms 3, 4 or 5 as of the year ended December 31, 2008.

Code of Ethics

Our directors, officers and employees of the Company are governed by the Company’s code of business conduct and ethics, which is available on our website at http://www.pacificofficeproperties.com and in print free of charge to any stockholder that requests it. Amendments to, or waivers from, a provision of the code of business conduct and ethics will be posted to the Company’s website promptly following the date of the amendment or waiver.

Corporate Governance

Our board of directors has established four committees: an audit committee, a compensation committee, a nominating and corporate governance committee, and an investment committee. Each of the audit, compensation and nominating and corporate governance committees consists solely of independent directors. A brief description of the committees is provided below. Additional information regarding the committees is incorporated by reference to the information set forth under the caption “Board Committees” in our Proxy Statement.

Audit Committee

Our audit committee consists of three independent directors: Messrs. Higbee, Hamlin and Denton. Mr. Higbee serves as chairman of the audit committee and as the “audit committee financial expert”, as defined in applicable SEC rules. The audit committee, among other purposes, serves to assist the board of directors in overseeing:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements and ethical behavior;

•	the retention of independent public auditors, including oversight of their performance, qualifications and independence, as well as the terms of their engagement; and

•	our accounting and financial reporting processes, internal control systems and internal audit function.

Compensation Committee

Our compensation committee consists of two independent directors: Mr. Brennan, who serves as chairman of the committee, and Mr. Higbee. The compensation committee, among other purposes, serves:

•	to establish and periodically review the adequacy of the compensation plans for our executive officers and other employees;

•	to review the performance of executive officers and adjust compensation arrangements as appropriate;

•	to establish compensation arrangements for directors; and

•	to review and monitor management development and succession plans and activities.

Nominating/Corporate Governance Committee

Our nominating and corporate governance committee consists of two independent directors, Mr. Hamlin, who serves as chairman of the committee, and Mr. Higbee. The committee, among other purposes, serves:

•	to identify and recommend to the board individuals qualified to serve as directors and on committees;

•	to advise the board with respect to board composition, procedures and committees;

•	to advise the board with respect to corporate governance principles and to develop and recommend a set of corporate governance guidelines; and

•	to lead the board in its review of the performance of the board and our management team.

Investment Committee

Our investment committee consists of five directors: Mr. Shidler, who serves as chairman of the committee, and Messrs. Lucas, Denton, Brennan and Hamlin. The investment committee, among other purposes, serves to:

•	oversee the implementation of our investment strategy, the principal goal of which is to enhance shareholder value through increases in earnings cash flow and net asset value;

•	review and approve, within parameters set by the board, specific transactions; and

•	regularly apprise the board of our progress and performance with respect to our investment strategy

Item 11.	Executive Compensation

Information regarding executive compensation and director compensation is incorporated by reference to the information set forth under the captions “Director Compensation”, “Executive Officer Compensation”, “Stock Incentive Plan” and “Indemnification Agreements” in our Proxy Statement.

Item 12.	Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership and voting power of all of our common stock as of March 15, 2009, by: (i) each person who we know to own beneficially more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

	Shares Beneficially Owned(2)
	Number of		Percent of
	Shares of	Percent	Total Voting
Name and Address(1)	Common Stock	of Class	Power(3)

Jay H. Shidler(4)	46,597,193	14.0%	94.7%
Dallas E. Lucas	—	—	—
Thomas R. Hislop	7,700	*	*
Clay W. Hamlin	—	—	—
Michael W. Brennan	—	—	—
Robert L. Denton	—	—	—
Paul M. Higbee	—	—	—
James M. Kasim	—	—	—
Matthew J. Root	110,000 (5)	3.6%	*
James R. Ingebritsen	90,000 (6)	3.0%	*
Lawrence J. Taff	100,000	3.3%	*
Kimberly F. Aquino	—	—	—

All directors and executive officers as a group (12 persons)(7)	46,904,893	24.1%	95.3%

James C. Reynolds(8)	276,500	9.1%	*
Steven J. Lewis(9)	180,000	5.9%	*

*	Less than 1%.

(1)	Unless otherwise indicated, the address for each listed person is c/o Pacific Office Properties Trust, Inc., 233 Wilshire Boulevard, Suite 830, Santa Monica, California 90401.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally includes securities that a person has the right to acquire within 60 days of the date hereof.

(3)	In calculating the percentage of total voting power, the voting power of shares of common stock (one vote per share) and Proportionate Voting Preferred Stock (one vote for each share of common stock for which the Common Units and Preferred Units held by Venture could be redeemed) has been aggregated.

(4)	This includes 423,500 shares of common stock held indirectly by Mr. Shidler and 46,173,693 shares of common stock represented by the Common Units and Preferred Units held by POP Venture LLC, which is controlled by Mr. Shidler, and into which the Common Units and Preferred Units would be convertible absent the restrictions currently placed on such conversion. The percentage reported under “Percent of Class” does not reflect the 46,173,693 shares of common stock represented by the Common Units and Preferred Units, as referenced above. Pursuant to a Schedule 13D filed with the SEC on March 31, 2008, Mr. Shidler, Shidler Equities L.P., a Hawaii limited partnership (“Shidler LP”), and Shidler Equities Corp., a Hawaii corporation (“Shidler Corp.” and collectively, with Mr. Shidler and Shidler LP, “Shidler”) have sole voting and sole dispositive power over 423,500 shares of common stock. The address for Shidler is 841 Bishop Street Suite 1700, Honolulu, HI 96813.

(5)	This includes 10,000 shares of common stock held directly by MJR Equities, LLC, of which Mr. Root is the managing member and 100,000 shares of common stock held by a trust of which Mr. Root is the trustee. Mr. Root disclaims beneficial ownership of the 100,000 shares held by this trust. Mr. Root’s minor children are the beneficiaries of the Root Family Investment Trust, an irrevocable trust that owns an additional 90,000 shares of common stock; Mr. Root does not have investment or voting control over these shares.

(6)	All 90,000 shares of common stock are held by a trust of which Mr. Ingebritsen is the trustee. Mr. Ingebritsen disclaims beneficial ownership of the 90,000 shares held by the trust. Mr. Ingebritsen’s minor children are the beneficiaries of the Ingebritsen Children Trust, an irrevocable trust that owns 100,000 shares of common stock; Mr. Ingebritsen does not have investment or voting control over these shares.

(7)	Includes 46,173,693 shares of common stock represented by the Common Units and Preferred Units held by POP Venture LLC, which is controlled by Mr. Shidler, and into which the Common Units and Preferred Units would be convertible absent the restrictions currently placed on such conversion.

(8)	Information based on a Schedule 13G filed with the SEC on March 31, 2008, by James C. Reynolds and The James C. Reynolds Revocable Living Trust, under a Trust Agreement dated May 25, 1982 for The James C. Reynolds Revocable Living Trust (the “Reynolds Trust”), of which Mr. Reynolds is the trustee. The Schedule 13G states that Mr. Reynolds and the Reynolds Trust have sole voting and sole dispositive power over 276,500 shares of common stock. The address for Mr. Reynolds and the Reynolds Trust is 10188 Telesis Court Suite 222, San Diego, CA 92121.

(9)	Information based on a Schedule 13G filed with the SEC on March 31, 2008, by Steven J. Lewis, Cheryl Lewis and The Lewis Family Foundation, under a Trust Agreement dated June 20, 2007 for The Lewis Family Foundation (the “Lewis Trust”), of which Mr. Lewis and Mrs. Lewis are co-trustees. The Schedule 13G states that each of Mr. Lewis, Mrs. Lewis and the Lewis Trust have shared voting and shared dispositive power over 180,000 shares of common stock. The address for each of Mr. Lewis, Mrs. Lewis and the Lewis Trust is 841 Bishop Street Suite 1700, Honolulu, HI 96813.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We are externally advised by our Advisor, an entity owned and controlled by Mr. Shidler and certain related parties of The Shidler Group, who also own beneficial interests in our Company. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to an Amended and Restated Advisory Agreement dated March 3, 2009 (the “Advisory Agreement”). The Advisor is entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum. The corporate management fee is subject to reduction of up to $750,000 based upon the amounts of certain direct costs that we bear. Additionally, the Advisor and its Affiliates are entitled to receive real property transaction management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, as well as property transaction management fees in an amount equal to 1% of the contract price of any acquired or disposed property, provided, however, that such real property management fees and property transaction management fees must be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located. Pursuant to the Advisory Agreement, the Advisor shall bear the cost for any expenses incurred by the Advisor in the course of performing its advisory services for the Company.

Our Advisor is also entitled to certain fees related to any placement of debt or equity that we may undertake, including (i) 0.50% of the total amount of co-investment equity capital procured, (ii) 0.50% of the total gross offering proceeds including, but not limited to, the issuance or placement of equity securities and the issuance of Operating Partnership units, and (iii) 0.50% of the principal amount of any new indebtedness related to properties that we wholly own, and on properties owned in a joint venture with co investment partners or entity-level financings, as well as on amounts available on our credit facilities and on the principal amount of indebtedness we may issue.

The Advisory Agreement terminates on March 19, 2018. Prior to that date, however, we retain the right to terminate the Advisory Agreement upon 30 days’ written notice. In the event we decide to terminate the Advisory Agreement in order to internalize management and become self-managed, we would be obligated to pay the Advisor an internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. Further, the Advisor retains the right to terminate the Advisory Agreement upon 30 days’ prior written notice in the event we default in the performance or observance of any material provision of the Advisory Agreement.

During the year ended December 31, 2008, we incurred $0.587 million, net, in corporate management fees attributable to our Advisor which have been included in general and administrative expenses in the accompanying consolidated statements of operations. No other amounts were incurred under the Advisory Agreement during the year ended December 31, 2008. Included in accounts payable and other liabilities in our consolidated balance sheet at December 31, 2008 is $1.06 million of amounts payable to related parties of The Shidler Group which primarily consist of rental revenues received by us subsequent to the date of the formation transactions, but that related to the Contributed Properties prior to the date of the formation transactions.

We and Waterfront paid amounts to affiliated entities for services provided relating to leasing, property management, and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

		Pacific Office
		Properties Trust,
		Inc.	Waterfront
	Total	For the Period	For the Period
	For the Period from	from March 20,	from January 1,
	January 1, 2008	2008 through	2008 through	Year Ended
	through December 31,	December 31,	March 19,	December 31,
	2008	2008	2008	2007

Property management fees to affiliates of Advisor	$2,573	$2,410	$163	$851
Leasing commissions	388	388	—	209
Corporate management fees to Advisor	587	587	—	—
Interest	1,172	1,172	—	—
Construction management fees and other	111	108	3	13

Total	$4,831	$4,665	$166	$1,073

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

We lease commercial office space to affiliated entities. The annual rents from these leases totaled $0.460 million for the year ended December 31, 2008.

On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, which served to modify and provide substantive participating rights to the non-managing member, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, pursuant to the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”) and EITF Issue No. 04-5. Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities. The JV Basis Differential attributable to Seville Plaza upon the Effective Date was $0.038 million.

In a series of transactions occurring on April 30, 2008, May 30, 2008 and June 19, 2008, following exercise of an option granted to us by Venture and its affiliates as part of the Transactions (the “Option”), we consummated the acquisition, through our Operating Partnership, of a 32.167% managing ownership interest in the POP San Diego I Joint Venture that owns a portfolio of seven commercial office buildings totaling 181,664 rentable square feet located throughout San Diego, California and Carlsbad, California. We acquired the ownership interest pursuant to the Option and assumed the rights and obligations of, an affiliate of The Shidler Group (a “Shidler Affiliate”) under a previously executed purchase and sale agreement. The acquisition price for our managing ownership interest was approximately $2.6 million. This acquisition price was funded by issuing 396,526 Common Units on April 30, 2008 which Common Units were valued at $6.5589 per unit. We accounted for the issuance of our Common Units in accordance with EITF No. 99-12. Upon acquisition, there was no JV Basis Differential attributable to the POP San Diego I Joint Venture, including the acquisition consummated on May 30, 2008 and June 19, 2008.

On April 30, 2008, we consummated with certain Shidler Affiliates the acquisition, through our Operating Partnership, of a 17.5% managing ownership interest in a joint venture that owns a commercial office building totaling 221,784 rentable square feet located in Phoenix, Arizona (the “Black Canyon Corporate Center”). The acquisition price for the managing ownership interest in the Black Canyon Corporate Center was $1.03 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the managing ownership interest in the Black Canyon Corporate Center was approximately equal to the Shidler Affiliates’ cost of investment in the Black Canyon Corporate Center. The JV Basis Differential attributable to the Black Canyon Corporate Center upon acquisition was $0.081 million.

On May 23, 2008, we consummated with certain Shidler Affiliates the acquisition through our Operating Partnership of a 7.5% managing ownership interest in a joint venture that owns a commercial office building and a separate parking and retail complex totaling approximately 355,000 rentable square feet of office space and approximately 15,000 rentable square feet of retail space located in Phoenix, Arizona (the “US Bank Center”). The acquisition price for the managing ownership interest in the US Bank Center was $1.22 million, payable in the form of a subordinated note issued by our Operating Partnership. The purchase price for the managing ownership interest in the US Bank Center was approximately equal to the

Shidler Affiliates’ cost of investment in the US Bank Center. The JV Basis Differential attributable to the US Bank Center upon acquisition was $0.894 million.

On May 23, 2008, we consummated with certain Shidler Affiliates the acquisition, through our Operating Partnership, of a 17.5% managing ownership interest in a joint venture that owns a commercial office building totaling approximately 152,288 rentable square feet located in Honolulu, Hawaii (the “Bank of Hawaii Waikiki Center”). The acquisition price for the managing ownership interest in the Bank of Hawaii Waikiki Center was $0.79 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the managing ownership interest in the Bank of Hawaii Waikiki Center was approximately equal to the Shidler Affiliates’ cost of investment in the Bank of Hawaii Waikiki Center. The JV Basis Differential attributable to the Bank of Hawaii Waikiki Center upon acquisition was $(0.094) million.

On May 30, 2008, the POP San Diego I Joint Venture consummated with certain Shidler Affiliates the acquisition of the managing ownership interest in the Scripps Ranch Business Park. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate, under the purchase agreement. The joint venture acquired the managing ownership interest in the Scripps Ranch Business Park for approximately $2.8 million in cash, including customary closing costs, and the assumption of approximately $5.3 million of existing mortgage indebtedness.

On June 19, 2008, the POP San Diego I Joint Venture acquired two commercial office buildings totaling approximately 81,000 rentable square feet located in San Diego, California. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate, under the respective purchase agreements. The acquisition price for such buildings was approximately $19.15 million including assumption of approximately $12.7 million of mortgage debt and customary closing costs. The acquisition price was funded by issuing 326,576 Common Units on June 19, 2008 which Common Units were valued at $6.8107 per unit.

On August 14, 2008, following exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through our Operating Partnership, of a 10% managing ownership interest in a joint venture (the “SoCal II Joint Venture”) that owns a portfolio of fifteen office and flex buildings totaling over 1,000,000 rentable square feet, situated on seven properties in Los Angeles, Orange and San Diego counties in Southern California. The acquisition price for the managing ownership interest was approximately $4.24 million, payable in the form of a subordinated note issued by our Operating Partnership to a Shidler Affiliate. The purchase price for the managing ownership interest was approximately equal to the Shidler Affiliates’ cost of investment in the SoCal II Joint Venture. The JV Basis Differential attributable to the SoCal II Joint Venture upon acquisition was $0.210 million.

In September 2008, we reduced our balance of unsecured debt to related parties of The Shidler Group, which is included in “Unsecured notes payable to related parties” in the accompanying consolidated balance sheets, by $0.204 million through a non-cash settlement in exchange for a reduction of related party receivables.

Director Independence

Our board is comprised of seven directors, four of whom — Messrs. Hamlin, Brennan, Denton and Higbee — are “independent” directors under the listing standards of the NYSE Amex. Such number represents a majority of the directors as is required under the listing standards of the NYSE Amex. Our board is divided into three classes. The initial terms of Class I, Class II, and Class III directors expire at the 2009, 2010 and 2011 annual meeting of stockholders, respectively. Newly elected directors of each class will hold office for a term expiring at the third succeeding annual meeting of stockholders. In accordance with our corporate governance guidelines, our non-management directors meet in executive session without the presence of management on a regularly scheduled basis and no less than three times a year. At least one such meeting includes only “independent” directors. The individual who serves as the presiding director at these executive sessions shall rotate among the chairs of the audit, compensation and nominating and corporate governance committee of the Board.

Additional information regarding our corporate governance is incorporated by reference to the information set forth under the caption “Corporate Governance — Board of Directors” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following financial statements, schedules and exhibits are filed as part of this Report:

(1) Financial Statements and Supplementary Data.

Page No.

•	Report of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.	F-1
•	Report of Independent Registered Public Accounting Firm McGladrey & Pullen, LLP.	F-2
•	Consolidated Balance Sheets of the Company as of December 31, 2008, and for Waterfront, as of December 31, 2007	F-3
•	Consolidated Statements of Operations, of the Company for the period from March 20, 2008 through December 31, 2008 and for Waterfront, for the period from January 1, 2008 through March 19, 2008, and for the year ended December 31, 2007	F-4
•	Consolidated Statements of Stockholders’ Equity (Members’ Deficit) of the Company for the period from March 20, 2008 through December 31, 2008, and for Waterfront, for the period from January 1, 2008 through March 19, 2008, and for the year ended December 31, 2007	F-5
•	Consolidated Statements of Cash Flows, of the Company for the period from March 20, 2008 through December 31, 2008, and for Waterfront, for the period from January 1, 2008 through March 19, 2008, and for the year ended December 31, 2007	F-6
•	Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedule.

•	Schedule III — Consolidated Real Estate and Accumulated Depreciation of the Company as of December 31, 2008

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) List of Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2008, (File No. 000-53143) (the “March 25, 2008 Form 8-K”) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the March 25, 2008 Form 8-K and incorporated herein by reference).

Exhibit No.	Description

3.3	Articles Supplementary of Board of Directors Classifying and Designating a Series of Preferred Stock as Proportionate Voting Preferred Stock (“Articles Supplementary”)(previously filed as Exhibit 3.3 to the March 25, 2008 Form 8-K and incorporated herein by reference).
3.4	Articles of Amendment to Articles Supplementary (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2009, (File No. 1-09900) and incorporated herein by reference).
10.1	June 13, 1988 Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
10.2	Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
10.3	Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
10.4	Master Formation and Contribution Agreement dated October 3, 2006 between the registrant and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on October 3, 2006, and incorporated herein by reference).
10.5	Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated November 2, 2006, between the Company and POP (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on November 6, 2006, and incorporated herein by reference).
10.6	Second Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on December 11, 2006, and incorporated herein by reference).
10.7	Third Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and Pacific Office Contributor (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on March 29, 2007, and incorporated herein by reference).
10.8	Fourth Amendment to Master Formation and Contribution Agreement, dated November 9, 2007, between the Company and Pacific Office Contributor (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on November 13, 2007, and incorporated herein by reference).
10.9	Master Amendment to Contribution Agreements, dated November 9, 2007, between the Company and Pacific Office Contributor (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on November 13, 2007, and incorporated herein by reference).
10.10	Form of Contribution Agreement, dated November 2, 2006, between the Company and Pacific Office Contributor (previously filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2006, and incorporated herein by reference).
10.11	Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between 5 Torrey Hills Venture, LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-09900) (the “2008 3Q Form 10-Q”) and incorporated herein by reference).
10.12	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 by and among Buie Carlsbad Building A, LLC, Buie Carlsbad Lot 10, LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.2 to the 2008 3Q Form 10-Q and incorporated herein by reference).
10.13	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 by and among Buie Carlsbad Building B LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.3 to the 2008 3Q Form 10-Q and incorporated herein by reference).

Exhibit No.	Description

10.14	Purchase and Sale Agreement and Joint Escrow Instructions dated as of February 27, 2008 between Buie Scripps Ranch Office Building LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.4 to the 2008 3Q Form 10-Q and incorporated herein by reference).
10.15	Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between Buie Carlsbad LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.5 to the 2008 3Q Form 10-Q and incorporated herein by reference).
10.16	Membership Interest Purchase Agreement dated as of April 30, 2008 by and among the Pacific Office Properties, L.P., and STIRR Black Canyon, LLC, and POP/BC Mezzanine, L.L.C. (previously filed as Exhibit 10.6 to the 2008 3Q Form 10-Q and incorporated herein by reference).
10.17	Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR USB Towers, LLC and POP/USB Partners, LLC (previously filed as Exhibit 10.7 to the 2008 3Q Form 10-Q and incorporated herein by reference).
10.18	Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR 2155 Kalakaua, LLC and 2155 Mezzanine, LLC (previously filed as Exhibit 10.8 to the 2008 3Q Form 10-Q and incorporated herein by reference).
10.19	First Amendment to Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of April 30, 2008 (previously filed as Exhibit 10.9 to the 2008 3Q Form 10-Q and incorporated herein by reference).
10.20	Second Amendment to Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of June 19, 2008 (previously filed as Exhibit 10.10 to the 2008 3Q Form 10-Q and incorporated herein by reference).
10.21	Form of Promissory Note (previously filed as Exhibit 10.11 to the 2008 3Q Form 10-Q and incorporated herein by reference).
10.22	Membership Interest Purchase Agreement dated as of August 14, 2008, by and between STIRR SoCal Portfolio II, LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed August 20, 2008, (File No. 1-09900) and incorporated herein by reference).
10.23	Credit Agreement dated as of August 25, 2008, by and among Pacific Office Properties, L.P., Keybank National Association, and Keybank Capital Markets (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed August 29, 2008, (File No. 1-09900) and incorporated herein by reference).
10.24	Amended and Restated Advisory Agreement dated as of March 3, 2009, by and among the Company, Pacific Office Properties, L.P., and Pacific Office Management, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009, (File No. 1-0990) and incorporated herein by reference).
21.1	Subsidiaries of Pacific Office Properties Trust, Inc. (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: March 27, 2009	By:	/s/ Jay H. Shidler Jay H. Shidler Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 27, 2009	/s/ Dallas E. Lucas Dallas E. Lucas, Chief Executive Officer, President

Date: March 27, 2009	/s/ James M. Kasim James M. Kasim Chief Financial Officer

Date: March 27, 2009	/s/ Michael W. Brennan Michael W. Brennan, Director

Date: March 27, 2009	/s/ Robert L. Denton Robert L. Denton, Director

Date: March 27, 2009	/s/ Clay W. Hamlin Clay W. Hamlin, Director

Date: March 27, 2009	/s/ Paul M. Higbee Paul M. Higbee, Director

Date: March 27, 2009	/s/ Thomas R. Hislop Thomas R. Hislop, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
  Pacific Office Properties Trust, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity (members’ deficit), and of cash flows present fairly, in all material respects, the financial position of Pacific Office Properties Trust, Inc. (the “Company”) at December 31, 2008 and the results of their operations and their cash flows for the period from March 20, 2008 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the accompanying consolidated statements of operations, of stockholders’ equity (members’ deficit) and of cash flows present fairly, in all material respect the results of operations and cash flows of Waterfront Partners OP, LLC (“Waterfront”) for the period from January 1, 2008 through March 19, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s and Waterfront’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Los Angeles, California
March 27, 2009

Report of Independent Registered Public Accounting Firm

To the Principals of Waterfront Partners OP, LLC

We have audited the accompanying consolidated balance sheet of Waterfront Partners OP, LLC (Waterfront) as of December 31, 2007 and the related consolidated statements of operations, members’ deficit and cash flows for the year then ended. Our audit also included the financial statement schedule III — real estate and accumulated depreciation of Waterfront for the year ended December 31, 2007. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waterfront as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2007 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  McGladrey & Pullen, LLP

Pasadena, California
March 18, 2008

Pacific Office Properties Trust, Inc.

Consolidated Balance Sheets

		Waterfront
	December 31,	December 31,
	2008	2007
	(In thousands, except share
	and per share data)

ASSETS
Investments in real estate, net (Note 3)	$392,657	$59,587
Cash and cash equivalents	4,463	2,619
Restricted cash	7,267	1,708
Rents and other receivables, net (Note 2)	6,342	1,743
Intangible assets, net (Note 4)	41,379	6,009
Other assets, net (Note 6)	4,680	8,505
Goodwill	61,519	—
Investment in unconsolidated joint ventures (Note 5)	11,590	—

Total assets	$529,897	$80,171

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)
Mortgage and other collateralized loans, net (Note 9)	$400,108	$111,000
Unsecured notes payable to related parties (Note 10)	23,776	—
Accounts payable and other liabilities (Note 8)	17,088	5,831
Acquired below market leases, net (Note 4)	11,817	107

Total liabilities	452,789	116,938
Minority interests (Note 13)	75,823	—
Commitments and contingencies (Note 12)
Stockholders’ equity (members’ deficit):
Proportionate Voting Preferred Stock	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2008	—	—
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 3,031,025 shares issued and outstanding at December 31, 2008	185	—
Class B Common Stock, $0.0001 par value, 200,000 shares authorized, 100 shares issued and outstanding at December 31, 2008	—	—
Additional paid-in capital	8,144	—
Retained deficit	(7,044)	—
Members’ deficit	—	(36,767)

Total stockholders’ equity (members’ deficit)	1,285	(36,767)

Total liabilities, minority interests and stockholders’ equity (members’ deficit)	$529,897	$80,171

See accompanying notes to consolidated financial statements

Pacific Office Properties Trust, Inc.

Consolidated Statements of Operations

		Pacific Office
	Total(1)	Properties Trust, Inc.	Waterfront
	For the Period	For the Period	For the Period
	from January 1,	from March 20,	from January 1,
	2008 Through	2008 Through	2008 Through	Year Ended
	December 31,	December 31,	March 19,	December 31,
	2008	2008	2008	2007
	(In thousands)

Revenue:
Rental	$37,447	$34,446	$3,001	$12,505
Tenant reimbursements	19,375	17,805	1,570	4,922
Parking	6,890	6,328	562	2,569
Other	394	365	29	164

Total revenue	64,106	58,944	5,162	20,160
Expenses:
Rental property operating	37,744	34,098	3,646	14,859
General and administrative	18,547	18,547	—	390
Interest	22,932	21,380	1,552	7,227
Depreciation and amortization	22,295	21,468	827	4,272
Other	143	35	108	1,538

Total expenses	101,661	95,528	6,133	28,286

Loss before equity in net earnings of unconsolidated joint ventures, non-operating income and minority interests	(37,555)	(36,584)	(971)	(8,126)
Equity in net earnings of unconsolidated joint ventures	93	93	—	—
Non-operating income	85	85	—	—

Loss before minority interests	(37,377)	(36,406)	(971)	(8,126)
Minority interests	29,665	29,665	—	—

Net loss	$(7,712)	$(6,741)	$(971)	$(8,126)

(1)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated results of operations of Waterfront and the Company (the “Combined Entities”) for the period from January 1, 2008 through March 19, 2008 and March 20, 2008 through December 31, 2008, respectively.

See accompanying notes to consolidated financial statements

Pacific Office Properties Trust, Inc.

Consolidated Statements of Stockholders’ Equity (Members’ Deficit)

	Pacific Office
	Properties Trust, Inc.	Waterfront
	For the Period from	For the Period from
	March 20, 2008	January 1, 2008	Year Ended
	through December 31,	through March 19,	December 31,
	2008	2008	2007
	(In thousands, except share and unit data)

Common Units:
Balance at beginning of period		3,494,624	3,494,624
Issuance of Common Units		—	—

Balance at end of period:		3,494,624	3,494,624

Preferred Units:
Balance at beginning of period		—	—
Issuance of Preferred Units		—	—

Balance at end of period:		—	—

Shares of Common Stock:
Balance at beginning of period	1,851,125	—	—
Issuance of common stock	1,180,000	—	—

Balance at end of period:	3,031,125	—	—

Common Stock:
Balance at beginning of period	$—	$—	$—
AZL stock converted to PCE stock	185	—	—
Issuance of common stock	—	—	—

Balance at end of period:	$185	$—	$—

Additional Paid-in Capital:
Balance at beginning of period	$—	$—	$—
AZL stock converted to PCE stock	9,255	—	—
Adjustments for minority interest	(7,554)	—	—
Issuance of common stock	6,350	—	—
Stock compensation	93	—	—

Balance at end of period:	$8,144	$—	$—

Retained Deficit (Members’ Deficit):
Balance at beginning of period	$(37,738)	$(36,767)	$(33,013)
Reclassify Waterfront deficit to minority interests	37,738	—	—
Net loss	(6,741)	(971)	(8,126)
Contributions	—	—	4,372
Distributions	—	—	—
Dividends	(303)	—	—

Balance at end of period:	$(7,044)	$(37,738)	$(36,767)

Total Stockholders’ Equity (Member’s Deficit):
Balance at beginning of period	$(37,738)	$(36,767)	$(33,013)
Reclassify Waterfront deficit to minority interests	37,738	—	—
AZL stock converted to PCE stock	9,440	—	—
Net loss	(6,741)	(971)	(8,126)
Issuance of common stock	6,350	—	—
Contributions	—	—	4,372
Distributions	—	—	—
Dividends	(303)	—	—
Adjustments for minority interest	(7,554)	—	—
Stock compensation	93	—	—

Balance at end of period:	$1,285	$(37,738)	$(36,767)

See accompanying notes to consolidated financial statements

Pacific Office Properties Trust, Inc.

Consolidated Statements of Cash Flows

		Pacific Office
	Total(2)	Properties Trust, Inc.	Waterfront
	For the Period from	For the Period from	For the Period from
	January 1, 2008	March 20, 2008	January 1, 2008	Year Ended
	Through December 31,	Through December 31,	Through March 19,	December 31,
	2008	2008	2008	2007
	(In thousands)

Operating activities
Net loss	$(7,712)	$(6,741)	$(971)	$(8,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,295	21,468	827	3,712
Interest amortization	985	985	—	—
Share based compensation charge attributable to the Transaction	16,194	16,194	—	—
Other share based compensation	93	93	—	—
Minority interests	(29,662)	(29,662)	—	—
Below market lease amortization, net	(2,439)	(2,392)	(47)	(175)
Equity in net earnings of unconsolidated joint ventures	(92)	(92)	—	—
Net operating distributions received from unconsolidated joint ventures	178	178	—	—
Bad debt expense	937	857	80	358
Other	365	(3)	368	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,941)	(2,295)	354	(514)
Other assets	1,021	477	544	761
Accounts payable and other liabilities	1,932	2,149	(217)	3,578

Net cash provided by (used in) operating activities	2,154	1,216	938	(406)
Investing activities
Acquisition and improvement of real estate	(8,541)	(8,514)	(27)	(1,397)
Cash held by properties upon Effective Date	6,470	6,470	—	—
Capital distributions from unconsolidated joint ventures	866	866	—	—
Increase in leasing commissions	(789)	(789)	—	(663)
Deferred acquisition costs and other	(4,059)	—	(4,059)	(3,990)
(Increase) decrease in restricted cash	(2,797)	(2,139)	(658)	156

Net cash used in investing activities	(8,850)	(4,106)	(4,744)	(5,894)
Financing activities
Proceeds from issuance of equity securities	6,350	6,350	—	—
Repayment of mortgage notes payable	(252)	(252)	—	—
Proceeds from revolving credit facility	13,000	13,000	—	—
Repayment of revolving credit facility	(10,000)	(10,000)
Deferred financing costs	(1,339)	(1,339)	—	—
Security deposits	116	116	—	—
Dividends	(152)	(152)	—	—
Distributions to minority interests	(1,925)	(1,925)	—	—
Equity contributions	4,167	—	4,167	4,372
Equity distributions	(1,425)	—	(1,425)	—

Net cash provided by financing activities	8,540	5,798	2,742	4,372

Increase (decrease) in cash and cash equivalents	1,844	2,908	(1,064)	(1,928)
Balance at beginning of period	2,619	1,555	2,619	4,547

Balance at end of period	$4,463	$4,463	$1,555	$2,619

Supplemental cash flow information:
Interest paid	$22,804	$20,839	$1,965	$7,173

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Assets, net, acquired on the Effective Date	$386,132	$386,132	$—	$—

Liabilities, net, assumed on the Effective Date	$305,047	$305,047	$—	$—

Issuance of unsecured notes payable to related parties to acquire managing interests in joint ventures	$7,285	$7,285	$—	$—

Issuance of Common Units to acquire managing interest in joint ventures	$4,824	$4,824	$—	$—

(2)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated cash flows of the Combined Entities for the period from January 1, 2008 through March 19, 2008 and for the period from March 20, 2008 through December 31, 2008.

See accompanying notes to consolidated financial statements

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1.	Organization and Ownership

Pacific Office Properties

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Annual Report on Form 10-K refer to Pacific Office Properties Trust, Inc. (the “Company”). Through our controlling interest in Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”), of which we are the sole general partner and hold a 17.49% common ownership interest as of December 31, 2008, and the subsidiaries of our Operating Partnership, we own, manage, lease and acquire commercial real estate office properties located in Honolulu, Southern California, and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”) for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler and certain related parties of The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler. The Advisor is responsible for our day-to-day operation and management.

Through our Operating Partnership, as of December 31, 2008, we owned whole interests in eight office properties and managing ownership interests in six joint ventures holding fifteen office properties, comprising approximately 4.3 million square feet of leasable area in Honolulu, Southern California and Phoenix metropolitan areas (the “Property Portfolio”). As of December 31, 2008, the portion of our Property Portfolio, which was effectively owned by us (representing the leasable square feet of our wholly-owned properties and our respective ownership interests in our unconsolidated joint venture properties) (the “Effective Portfolio”), comprised approximately 2.5 million leasable square feet. Our property statistics as of December 31, 2008, were as follows:

			Property	Effective
	Number of		Portfolio	Portfolio
	Properties	Buildings	Sq. Ft.	Sq. Ft.

Wholly-owned properties	8	11	2,265,339	2,265,339
Unconsolidated joint ventures properties	15	29	2,065,052	262,009

Total	23	40	4,330,391	2,527,348

References to square footage, acreage, occupancy or number of buildings made within the notes to the consolidated financial Statements are unaudited.

Transactions

On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by a Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). AZL was a REIT organized in Arizona on March 10, 1988, whose primary business was that of investing in mortgage loans on unimproved real property located primarily in the metropolitan Phoenix area. As part of the Transactions, AZL Merged with and into its wholly owned subsidiary, Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), with the Company being the surviving corporation. Substantially all of the assets and liabilities of AZL and substantially all of the commercial real estate assets and liabilities of Venture were contributed to a newly formed Delaware limited partnership, the Operating Partnership, in which the Company became the sole general partner and Venture became a limited partner with corresponding 18.25% and 81.75% common ownership interests, respectively. The commercial real estate assets that Venture contributed to the Operating Partnership consisted of eight office properties and a 7.5% joint venture interest in one office property, comprising approximately 2.4 million square feet of rentable area in the Honolulu, San Diego and Phoenix metropolitan areas (the “Contributed Properties”).

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Annual Report on Form 10-K through the Effective Date. Additional explanatory notations are contained in this Annual Report on Form 10-K to distinguish the historical financial information of Waterfront from that of the Company.

The agreed upon gross asset value of the Contributed Properties, including related intangible assets, pursuant to the Master Agreement, was $562.95 million. The aggregate net asset value of the Contributed Properties, including related intangible assets, was $151.51 million on the Effective Date. In exchange for its contribution to the Operating Partnership, Venture received 13,576,165 common limited partner unit interests (“Common Units”) and 4,545,300 convertible preferred limited partner unit interests (“Preferred Units”) in our Operating Partnership. The assets of AZL contributed into the Operating Partnership primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities having an aggregate net asset value of approximately $3.03 million on the Effective Date. We perform periodic evaluations, and expect to continue to perform evaluations through the first quarter of 2009 as final information is received that may impact the amounts we recognized as part of the Transactions. During the fourth quarter of 2008, the amount allocated to goodwill was increased by $1.857 million based on revised information attributable to certain asset values at the Effective Date including final valuations of the assets acquired and liabilities assumed and additional information received regarding asset retirement obligations associated with the Contributed Properties. An additional $0.274 million was added to reflect the recording of conditional asset retirement obligations as explained in Note 12.

The Common Units received by Venture represented 28.99% of the total estimated fair value of the Common Units and Preferred Units issued in the Transactions and were valued using an estimated fair value per share of $2.79 per share. The Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than two years after the Effective Date.

The Preferred Units represented 71.01% of the total estimated fair value of the units issued in the Transactions. Each Preferred Unit has a liquidation preference of $25.00 per unit and is initially convertible into 7.1717 Common Units, but no earlier than the later of March 19, 2010 and the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units will be exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion into Common Units. The Preferred Units have fixed and cumulative rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and have priority over Common Units in the event of a liquidation of the Operating Partnership.

The contractual terms and provisions of the Preferred Units include a beneficial conversion feature (BCF) because it provides the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. The aggregate market price attributable to the Preferred Units is $223.3 million (Market Value), based on a market price per share of the Company’s common stock of $6.85 relative to 32,597,328 common unit equivalents attributable to the 4,545,300 Preferred Units that were issued and are outstanding. The aggregate carrying value of Preferred Units was $70.4 million (Carrying Value) as of the date of their issuance. The aggregate amount of the BCF will be recognized by the UPREIT upon the consummation of an underwritten public offering (of at least $75 million) of our common stock resulting in a increase in the carrying amount of minority interests, and a corresponding decrease in retained deficit, in our consolidated balance sheets. In addition, the BCF will be accreted by the UPREIT through the period ending on the earliest occurrence of either (i) the date we consummate an underwritten public offering (of at least $75 million) of our common stock is consummated or (ii) March 19, 2010. The accretion of the BCF is expected to result in an increase in the carrying amount of our minority interests and a corresponding decrease to our retained deficit in our consolidated balance sheets, resulting in no net impact to our consolidated financial position or net income or loss.

Common Units and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. However, as part of the Transactions, we issued to the Advisor one share of

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on any matters presented to our stockholders, and which represents that number of votes equal to the total number of common shares issuable upon exchange of the Common Units and Preferred Units that were issued in connection with the Transactions. As of December 31, 2008, that share of Proportionate Voting Preferred Stock represented approximately 93.8% of our voting power. This number will decrease to the extent that these Operating Partnership units are exchanged for shares of common stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. The Proportionate Voting Preferred Stock has no dividend rights and a minimal liquidation preference. Venture, as the holder of these Operating Partnership Units, has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by it.

As of December 31, 2008, Venture owned 46,173,693 shares of our common stock assuming that all Operating Partnership units were fully exchanged on such date, notwithstanding the prohibition on exchange for at least two years after the Transactions in the case of the Common Units, and for at least three years, in the case of the Preferred Units. Assuming the immediate exchange of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 94.48% and 95.87% of the total economic interest and voting power, respectively, in our Company, and other holders of Common Units and our stockholders control approximately 5.52% and 4.13% of the total economic interest and voting power, respectively, in our Company.

As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain members of Venture in the aggregate principal amount of $16.70 million in consideration for such members’ contribution of certain properties. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the interest payments for any or all periods up until the date of maturity. The promissory notes mature March 19, 2013. The Operating Partnership may extend maturity for one additional year, and subject to acceleration upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.

As part of the Transactions, we issued one million shares of our common stock to related party designees of Venture for $5.00 per share in cash, or $5 million in aggregate. Further, we issued 180,000 shares of our common stock to an unrelated third party designee of Venture for $7.50 per share in cash, or $1.35 million in aggregate. We contributed the proceeds received from these common stock issuances, along with substantially all of our assets and liabilities, to the Operating Partnership on the Effective Date. We also granted options to related party designees of Venture to purchase up to 500,000 additional shares of our common stock for up to $3.75 million in the aggregate. However, these options were not exercised and expired on June 19, 2008.

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

Advisor

We are externally advised by the Advisor; an entity owned and controlled by Mr. Shidler and certain related parties of The Shidler Group, who also own beneficial interests in our Company. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to an Amended and Restated Advisory Agreement dated as of March 3, 2009 (the “Advisory Agreement”). The Advisor is entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum. The corporate

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

management fee is subject to reduction of up to $750,000 based upon the amounts of certain direct costs that we bear. Additionally, the Advisor and its affiliates are entitled to receive real property transaction management fees and property management fees, respectively, based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located (see Note 14 for additional information related to these fees.) Pursuant to the Advisory Agreement, the Advisor shall bear the cost for any expenses incurred by the Advisor in the course of performing its advisory services for the Company.

The Advisory Agreement terminates on March 19, 2018.  Prior to that date, however, we retain the right to terminate the Advisory Agreement upon 30 days’ written notice. In the event we decide to terminate the Advisory Agreement in order to internalize management and become self-managed, we would be obligated to pay the Advisor an internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. Further, the Advisor retains the right to terminate the Advisory Agreement upon 30 days’ prior written notice in the event we default in the performance or observance of any material provision of the Advisory Agreement.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related disclosures included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-K and Regulation S-X pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

As further described in Note 1, Waterfront was designated as the acquiring entity in the business combination for accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Annual Report on Form 10-K. Explanatory notations have been made where appropriate in this Annual Report on Form 10-K to distinguish the historical financial information of Waterfront from that of the Company.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation with no corresponding net effect on the previously reported consolidated results of operations, or financial position of the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, which served to modify and provide substantive participating rights to the non-managing member, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, pursuant to the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”) and Emerging Issues Task Force (“EITF”) Issue No. 04-5, or EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities.

Investment in Unconsolidated Joint Ventures

In accounting for investments in joint ventures, we apply EITF 04-5, which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If it is determined that we control the joint venture, we consolidate the account balances and transactions of the joint venture in our financial statements from the date that control is determined. If it is determined that we do not control the joint venture, we account for our investment in the joint venture using the equity method of accounting in accordance with APB No. 18.

Our investment in joint ventures that are not variable interest entities is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures within the provisions of EITF 04-5. Based on the guidance set forth in SFAS Interpretation No. 46(R), we have determined that all except one of our joint ventures are not variable interest entities. We are not deemed to be the primary beneficiary of that variable interest entity. Further, our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. Accordingly, we have determined that the equity method of accounting is appropriate for our investments in joint ventures.

Investment in unconsolidated joint ventures is initially recorded at cost and is subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or distributions received from, the joint ventures and other adjustments. We record distributions of operating profit from our investment as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the consolidated statements of cash flows. A description of our impairment policy is set forth in this Note 2.

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. As of December 31, 2008, none of our subsidiaries was considered a TRS.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Waterfront

We computed net loss per Common Unit for the periods prior to the transactions by increasing the historical net loss of Waterfront by the 2% cumulative distributions payable on the Preferred Units received by the former owners of Waterfront and dividing that total by the weighted average number of Common Units received by the former owners of Waterfront. We did not include the dilution impact of Preferred Units because the units are contingently convertible and the probability that the contingency will be satisfied is currently not determinable.

Real Estate Properties

Acquisitions

In accordance with SFAS No. 141, Business Combinations, acquisitions are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.

Investments in real estate are stated at cost, less accumulated depreciation and amortization, except for the assets of Waterfront and certain assets comprising the Contributed Properties. The assets of Waterfront are stated at their historical net cost basis as Waterfront was designated as the acquiring entity in the business combination for accounting purposes. A portion of certain assets comprising the Contributed Properties are stated at their historical net cost basis in an amount attributable to the ownership interests in the Contributed Properties owned by the controlling owner of Waterfront. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing policy is set forth in this Note 2.

Mortgage and Other Collateralized Loans

Mortgage and other collateralized loans assumed upon acquisition of related real estate properties are stated at estimated fair value upon their respective date of assumption, net of unamortized discounts or premiums to their outstanding contractual balances.

Amortization of discount and the accretion of premiums on mortgage and other collateralized loans assumed upon acquisition of related real estate properties are recognized from the date of assumption through their contractual maturity date using the straight line method, which approximates the effective interest method.

Depreciation

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 18 to 42 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (i) the tenant’s remaining lease term or (ii) the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years. Acquired ground leases are depreciated over the remaining life of the related leases as of the date of assumption of the lease.

Pro Forma Financial Information

The following unaudited supplemental pro forma information is presented for the years ended December 31, 2008 and 2007, as if the Transactions and our acquisition of interests in investments in unconsolidated joint ventures had occurred on January 1, 2008 and 2007.

Pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the Transactions and our acquisition of interests in investments in

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

unconsolidated joint ventures been consummated when indicated, nor does it purport to represent the results of the operations for future periods:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	(In thousands, except per share data)

Proforma revenue	$75,440	$69,536

Proforma net loss — basic and diluted	$(8,156)	$(5,001)

Proforma net loss per share — basic and diluted	$(2.69)	$(1.65)

The revenues and expenses attributable to the Contributed Properties are included in the Company’s historical results of operations from the Effective Date. We recognized a one-time non-cash compensation charge in the amount of $16.194 million during the first quarter of 2008. See Note 15 for a more detailed discussion.

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

All tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, rental income is recognized on a straight-line basis over the terms of the related leases. Straight line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Rents and other receivables, net” on the accompanying consolidated balance sheets. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

Rental revenue from parking operations and month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, net of the write-off of associated intangible assets and liabilities and straight-line rent balances which are included in “Other” in the revenue section of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

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

Cash and Cash Equivalents

We consider all short-term cash investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash is excluded from cash and cash equivalents for the purpose of preparing our consolidated statements of cash flows.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Impairment

As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and an impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no indications of impairment were identified for the periods presented in the accompanying consolidated statements of operations.

Goodwill is reviewed for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, an impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its fair value. Based on our impairment testing performed, as of December 31, 2008, the carrying amount of our goodwill was not impaired.

Other-Than-Temporary Impairment

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the year ended December 31, 2008.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for uncollectible accounts. An allowance for uncollectible accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net”, in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors to evaluate the level of reserve necessary, including historical termination, default activity and current economic conditions. At December 31, 2008, the balance of the allowance for doubtful account was $0.789 million, compared to $0.282 million for Waterfront at December 31, 2007.

Preferred Units

Preferred Units have fixed rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit. Accordingly, income or loss of our Operating Partnership is allocated among the general partner interest and limited partner common interests after taking into consideration distribution rights allocable to the Preferred Units.

Deferred Loan Fees

Deferred loan fees include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the interest method. Deferred loan fees are included in other assets in the accompanying consolidated balance sheets. Net deferred loan fees as of December 31, 2008 was $3.447 million and, for Waterfront, $1.137 million as of December 31, 2007. Amortization of deferred loan fees is included in interest in the accompanying consolidated statements of operations. Accumulated amortization attributable to deferred loan fees was $0.769 million at December 31, 2008 and, for Waterfront, $0.172 million at December 31, 2007.

Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage interest rate market risks. Our interest rate derivatives are recorded at fair value and are included in other assets or accounts payable and other liabilities, as the case may be, in our consolidated balance sheets. Our interest rate derivatives balance in our consolidated balance sheet at December 31, 2008 was not significant.

We have chosen to not designate our interest rate derivatives as hedges. Changes in fair value of our interest rate derivatives are included in interest expense in the accompanying consolidated statements of operations. The net decrease in fair value of our interest rate derivatives during the year ended December 31, 2008 was $0.011 million.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the initial valuation and underlying allocations of purchase price for investments in real estate;

•	the assessment of recoverability of long-lived assets;

•	the valuation of investments in unconsolidated joint ventures;

•	the valuation and recognition of equity instruments issued, including: — minority or non-controlling interests; and — share-based compensation

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	the valuation and recognition of derivative financial instruments; and

•	the determination of useful lives of investments in real estate and related assets

Stock-Based Compensation

SFAS No. 123R, Stock-Based Compensation, requires all share-based payments to employees, including directors, to be recognized in the statement of operations based on their fair values. See Note 15 for a more detailed discussion.

Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments, products and services, geographic areas and major customers. Segment information is prepared on the same basis that our chief operating decision makers review information for decision making purposes. We own, manage, lease and acquire commercial real estate office properties located in Honolulu, and the Western United States mainland, including Southern California and the greater Phoenix metropolitan area, which we consider two geographic segments. Additionally, no single tenant accounts for 10% or more of our total revenues.

Revolving Line of Credit

We entered into a Credit Agreement with KeyBank National Association, which provides up to $40 million of availability, of which $30 million is presently committed and immediately available. See Note 9 for a detailed discussion.

Recent Accounting Pronouncements

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

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired business. SFAS No. 141R also expands required disclosure to improve the ability of financial statement users to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

on or after January 1, 2009. We adopted SFAS No. 141R on January 1, 2009. We believe that such adoption could materially impact our future consolidated financial results to the extent that we acquire significant amounts of real estate or real estate related businesses, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets or real estate related businesses acquired. Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of SFAS No. 141R could materially impact our future consolidated financial results, as our existing investment would be adjusted to fair value at the date of acquisition of the controlling interest.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment to ARB No. 51. SFAS 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We adopted SFAS No. 160 on January 1, 2009. We are currently in the process of determining the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position (FSP) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method. The restricted stock awards granted to our board of directors, as described in Note 15, are entitled to receive cash dividends declared on our common stock only for those awards that are vested. As such, we believe that the adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements and results of operations. FSP EITF No. 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009.

EITF No. 08-6

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Consideration (EITF 08-6), which provides guidance for the accounting of contingent consideration, recognition of other-than-temporary impairment (OTTI) of an equity investment investee, and change in level of ownership or degree of influence. The accounting of contingent consideration might result in the recording of a liability with an increase to the corresponding investment balance. The investor must recognize its share of the investee’s OTTI charges. A gain or loss to the investor resulting from a change in level of ownership or influence must be recognized in earnings of the investor. EITF 08-6 is effective as of January 1, 2009 for our Company. Based on the current facts and circumstances related to investments in unconsolidated joint ventures, we do not expect that this EITF will have a material impact to our consolidated results of operations, financial condition or cash flows.

FSP FAS 142-3

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangibles. This FSP will allow us to use our own assumptions about renewal or extension of an arrangement, adjusted for our own specific factors, as described in SFAS 142, even when there is likely to be substantial cost or material modifications. FSP 142-3 is

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

effective for us as of January 1, 2009 and applied prospectively for intangible assets acquired or recognized after such date. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements and results of operations.

3.	Investments in Real Estate

Our investments in real estate, net, at December 31, 2008, and that of Waterfront at December 31, 2007, are summarized as follows:

		Waterfront
	December 31,	December 31,
	2008	2007
	(In thousands)

Land and land improvements	$76,008	$452
Building and building improvements	308,125	60,910
Tenant improvements	24,489	5,808
Furniture, fixtures and equipment	1,210	729
Construction in progress	4,082	474

Investments in real estate	413,914	68,373
Less: accumulated depreciation	(21,257)	(8,786)

Investments in real estate, net	$392,657	$59,587

Acquisitions of Consolidated Properties

In accordance with SFAS No. 141, Business Combinations, the entity with the largest equity balance among those entities that were deemed to have contributed the Contributed Properties, Waterfront, was designated as the acquiring entity in the business combination for financial accounting purposes, and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture and substantially all of the assets and liabilities of AZL were deemed to be businesses acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the net assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. In accordance with EITF No. 90-5; Exchanges of Ownership Interests between Entities under Common Control, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.

In accordance with EITF No. 99-12; Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the price of the common stock of AZL was determined to be $5.10 per share at the Effective Date. The fair value of a Preferred Unit at the Effective Date was estimated to be $37.31 after taking into account the AZL common stock price of $5.10, determined under EITF No. 99-12, and various other factors that determine the value of a convertible security.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed as of the Effective Date (in thousands):

Investments in real estate, net	$337,162
Rents and other receivables, net	2,502
Intangible assets, net	44,087
Other assets, net	2,381

Assets, net, acquired on the Effective Date	386,132

Accounts payable and other liabilities	4,595
Mortgage and other collateralized loans, net	286,060
Acquired below market leases, net	14,392

Liabilities, net, assumed on the Effective Date	305,047

Net assets acquired	$81,085

4.	Intangible Assets and Acquired Below Market Leases Liabilities

Our identifiable intangible assets and acquired below market net lease liabilities at December 31, 2008, and that of Waterfront at December 31, 2007, are summarized as follows:

		Waterfront
	December 31,	December 31,
	2008	2007
	(In thousands)

Acquired leasing commissions
Gross amount	$8,316	$3,109
Accumulated amortization	(2,950)	(1,688)

Net balance	5,366	1,421

Acquired leases in place
Gross amount	18,109	4,165
Accumulated amortization	(6,724)	(2,080)

Net balance	11,385	2,085

Acquired tenant relationship costs
Gross amount	19,588	—
Accumulated amortization	(1,941)	—

Net balance	17,647	—

Acquired other intangibles
Gross amount	7,879	2,922
Accumulated amortization	(898)	(419)

Net balance	6,981	2,503

Intangible assets, net	$41,379	$6,009

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

		Waterfront
	December 31,	December 31,
	2008	2007
	(In thousands)

Acquired below market leases
Gross amount	$16,608	$1,886
Accumulated amortization	(3,755)	(1,404)

Net balance	12,853	482

Acquired above market leases
Gross amount	2,449	1,439
Accumulated amortization	(1,413)	(1,064)

Net balance	1,036	375

Acquired below market leases, net	$11,817	$107

The following table summarizes the estimated net amortization of intangible assets and net below market lease accretion at December 31, 2008 for the next five years:

								Weighted Average
								Amortization
	2009	2010	2011	2012	2013	Thereafter	Total	Period (In years)
	(In thousands)

Leasing Commissions	$1,621	$1,280	$947	$704	$292	$522	$5,366	2.8
Other Intangibles	474	373	277	226	177	5,454	6,981	18.1
Lease in Place	4,131	2,866	1,807	1,128	471	982	11,385	2.7
Tenant Relationship Value	2,480	2,480	2,480	2,479	2,337	5,391	17,647	4.6

Total	$8,706	$6,999	$5,511	$4,537	$3,277	$12,349	$41,379

Net below market lease accretion	$2,350	$1,925	$1,539	$1,039	$600	$4,364	$11,817	5.7

As shown in the following table, we recognized accretion, net of amortization, of acquired below/above market leases. The accretion of acquired below-market leases and the amortization of acquired above-market leases, respectively, are included in rental revenue in the accompanying statement of operations.

We recognized amortization of acquired intangible assets, including acquired leasing commissions, acquired leases in place, acquired legal and marketing costs, acquired tenant relationship costs, and acquired other

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

intangibles as shown in the following table. The amortization of acquired intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations:

		Pacific Office
		Properties Trust,	Waterfront
	Total	Inc.	For the Period
	For the Period from	For the Period from	from January 1,
	January 1, 2008	March 20, 2008	2008 through	Year Ended
	through December 31,	through December 31,	March 19,	December 31,
	2008	2008	2008	2007
	(In thousands)

Total acquired below/above- market lease accretion	$2,439	$2,392	$47	$175

Total intangibles amortization expense	$9,176	$8,924	$252	$1,248

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

At December 31, 2008, the JV Basis Differential, net, was approximately $1.129 million and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. For the year ended December 31, 2008, amortization expense attributable to the JV Basis Differential was not significant.

The following table summarizes financial information for our joint ventures for the period from March 20, 2008 through December 31, 2008 and as of December 31, 2008 (in thousands):

Period from March 20, 2008
through December 31, 2008

Total revenues	$46,438
Total expenses	56,365

Net loss	$(9,927)

Balance as of
December 31, 2008

Investment in real estate, net	$336,409
Other assets	61,591

Total assets	$398,000

Mortgage and other collateralized loans	$314,324
Other liabilities	18,139

Total liabilities	$332,463

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

Acquisitions of Unconsolidated Joint Ventures

On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, which served to modify and provide substantive participating rights to the non-managing member, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, pursuant to the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”) and EITF Issue No. 04-5. Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities. The JV Basis Differential attributable to Seville Plaza upon the Effective Date was $0.038 million.

In a series of transactions occurring on April 30, 2008, May 30, 2008 and June 19, 2008, following exercise of an option granted to us by Venture and its affiliates as part of the Transactions (the “Option”), we consummated the acquisition, through the Operating Partnership, of a 32.167% managing ownership interest in the POP San Diego I Joint Venture that owns a portfolio of seven commercial office buildings totaling 181,664 rentable square feet located throughout San Diego, California and Carlsbad, California. We acquired the managing ownership interest pursuant to the Option and assumed the rights and obligations of an affiliate of The Shidler Group (a “Shidler Affiliate”) under a previously executed purchase and sale agreement. The acquisition price for our managing ownership interest was approximately $2.6 million. This acquisition price was funded by issuing 396,526 Common Units on April 30, 2008 which Common Units were valued at $6.5589 per unit. We accounted for the issuance of our Common Units in accordance with EITF No. 99-12. Upon acquisition, there was no JV Basis Differential attributable to the POP San Diego I Joint Venture, including the acquisition consummated on May 30, 2008 and June 19, 2008.

On April 30, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through the Operating Partnership, of a 17.5% managing ownership interest in a joint venture that owns a commercial office building totaling 221,784 rentable square feet located in Phoenix, Arizona (the “Black Canyon Corporate Center”). The acquisition price for the managing ownership interest in the Black Canyon Corporate Center was $1.03 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the managing ownership interest in the Black Canyon Corporate Center was approximately equal to the Shidler Affiliates’ cost of investment in the Black Canyon Corporate Center. The JV Basis Differential attributable to the Black Canyon Corporate Center upon acquisition was $0.081 million.

On May 23, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through the Operating Partnership, of a 7.5% managing ownership interest in a joint venture that owns a commercial office building and a separate parking and retail complex totaling approximately 355,000 rentable square feet of office space and approximately 15,000 rentable square feet of retail space, located in Phoenix, Arizona (the “US Bank Center”). The acquisition price for the managing ownership interest in the US Bank Center was $1.22 million, payable in the form of a subordinated note issued by the Operating Partnership.. The purchase price for the managing ownership interest in the US Bank Center was approximately equal to the Shidler Affiliates’ cost of investment in the US Bank Center. The JV Basis Differential attributable to the US Bank Center upon acquisition was $0.894 million.

On May 23, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition. through the Operating Partnership, of a 17.5% managing ownership interest in a joint venture that owns a commercial office building totaling 152,288 rentable square feet, located in Honolulu, Hawaii (the “Bank of Hawaii Waikiki Center”; which was formerly known as Kalakaua Business Center). The acquisition price for the managing ownership interest in the Bank of Hawaii Waikiki Center was $0.79 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the managing ownership interest in the Bank of Hawaii Waikiki Center was approximately equal to the Shidler Affiliates’ cost of investment in the Bank of Hawaii Waikiki Center. The JV Basis Differential attributable to the Bank of Hawaii Waikiki Center upon acquisition was $(0.094) million.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

On May 30, 2008, the POP San Diego I Joint Venture consummated with certain Shidler Affiliate the acquisition of the managing ownership interest in the Scripps Ranch Business Park. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate, under the purchase agreement. The joint venture acquired the managing ownership interest in the Scripps Ranch Business Park for approximately $2.8 million in cash, including customary closing costs, and the assumption of approximately $5.3 million of existing mortgage indebtedness.

On June 19, 2008, the POP San Diego I Joint Venture acquired two commercial office buildings totaling approximately 81,000 rentable square feet located in San Diego, California. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate, under the respective purchase agreements. The acquisition price for such buildings was approximately $19.15 million including assumption of approximately $12.7 million of mortgage debt and customary closing costs. The acquisition price was funded by issuing 326,576 Common Units on June 19, 2008 which Common Units were valued at $6.8107 per unit.

On August 14, 2008, following exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through the Operating Partnership, of a 10% managing ownership interest in a joint venture (the “SoCal II Joint Venture”) that owns a portfolio of fifteen office and flex buildings totaling over 1,000,000 rentable square feet, situated on seven properties in Los Angeles, Orange and San Diego counties in Southern California. The acquisition price for the managing ownership interest was approximately $4.24 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for the managing ownership interest was approximately equal to the Shidler Affiliates’ cost of investment in the SoCal II Joint Venture. The JV Basis Differential attributable to the SoCal II Joint Venture upon acquisition was $0.210 million.

We account for our investment in joint ventures under the equity method of accounting.

6.	Other Assets

Other assets consist of the following (in thousands):

		Waterfront
	December 31,	December 31,
	2008	2007

Deferred loan fees, net of accumulated amortization of $769 and $172 at December 31, 2008 and 2007, respectively	$3,447	$1,137
Deferred acquisition costs, net	—	6,824
Prepaid expenses	1,232	494
Other	1	50

Total other assets	$4,680	$8,505

Amortization of Deferred Loan Fees

The following table summarizes the amortization expense of deferred loan fees recorded during 2008 and 2007 (in thousands):

		Pacific Office
	Total	Properties Trust, Inc.	Waterfront
	For the Period from	For the Period from	For the Period from
	January 1, 2008	March 20, 2008	January 1, 2008	Year Ended
	through December 31,	through December 31,	through March 19,	December 31,
	2008	2008	2008	2007

Amortization expense	$602	$574	$28	$129

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Minimum Future Lease Rentals

Future minimum base rentals on non-cancelable office leases for the years succeeding December 31, 2008 are as follows (in thousands):

Year

2009	$37,094
2010	32,342
2011	26,401
2012	19,156
2013	8,808
Thereafter	21,750

Total future minimum base rental revenue	$145,551

The above future minimum base rental revenue excludes tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised. Lease termination fee revenues were not significant for all periods presented.

We and our predecessor have leased space to certain tenants under non-cancelable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the consolidated statements of operations. The following table summarizes the percentage rental income recorded during 2008 and 2007 (in thousands):

		Pacific Office
	Total	Properties Trust, Inc.	Waterfront
	For the Period from	For the Period from	For the Period from
	January 1, 2008	March 20, 2008	January 1, 2008	Year Ended
	through December 31,	through December 31,	through March 19,	December 31,
	2008	2008	2008	2007

Percentage rental income	$109	$85	$24	$260

8.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

		Waterfront
	December 31,	December 31,
	2008	2007

Accounts payable	$1,276	$3,738
Interest payable	1,353	—
Deferred revenue	1,278	524
Security deposits	2,558	672
Deferred straight-line ground rent	2,811	895
Related party payable (see footnote 14)	1,060	2
Accrued expenses	6,281	—
Asset retirement obligations	471	—

Total accounts payable and other liabilities	$17,088	$5,831

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Mortgage and Other Collateralized Loans

As of December 31, 2008, our mortgage and other collateralized loans were collateralized by real property owned by us. A summary of our mortgage and other collateralized loans at December 31, 2008 is as follows (in thousands):

	Outstanding	Unamortized		Interest Rate at
	Principal	Premium		December 31,	Maturity
Property	Balance	(Discount)	Net	2008	Date		Amortization

Clifford Center	$3,760	$—	$3,760	6.00%	8/15/2011	(a)	132 months
Davies Pacific Center	95,000	(1,060)	93,940	5.86%	11/11/2016		Interest Only
First Insurance Center	38,000	(654)	37,346	5.74%	1/1/2016		Interest Only
First Insurance Center	14,000	(244)	13,756	5.40%	1/6/2016		Interest Only
Pacific Business News Building	11,799	62	11,861	6.98%	4/6/2010		360 months
Pan Am Building	60,000	(43)	59,957	6.17%	8/11/2016		Interest Only
Waterfront Plaza	100,000	—	100,000	6.37%	9/11/2016		Interest Only
Waterfront Plaza	11,000	—	11,000	6.37%	9/11/2016		Interest Only
City Square	27,500	(220)	27,280	5.58%	9/1/2010		Interest Only
City Square(b)	26,612	—	26,612	LIBOR + 2.35%	9/1/2010		Interest Only
Sorrento Technology Center	11,800	(204)	11,596	5.75%	1/11/2016		Interest Only

Subtotal	$399,471	$(2,363)	$397,108
Revolving line of credit(c)	3,000	—	3,000	Prime Rate + 2.25% or LIBOR +3.50%	8/25/2010		Interest Only

Total	$402,471	$(2,363)	$400,108

(a)	The terms of the Clifford Center note payable provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee, which the Company expects to exercise.

(b)	The City Square note payable with an outstanding balance of $26.612 million at December 31, 2008 has an additional $1.888 million available to be drawn. In addition, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.

(c)	The revolving line of credit matures on August 25, 2010, but may be extended to February 25, 2011, subject to the satisfaction of certain conditions. At December 31, 2008, the interest rate on the revolving line of credit was 5.50%, based on KeyBank National Association’s Prime Rate plus a spread of 2.25% per annum. The 30-day LIBOR rate at December 31, 2008 was 0.43625%.

The lenders’ collateral for notes payable, with the exception of Clifford Center, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases, rights under certain service agreements, and letters of credit posted by certain related parties of the Company. The lenders’ collateral for the Clifford Center note payable is the leasehold property as well as guarantees from affiliates of the Company.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

The scheduled maturities for our mortgage and other collateralized loans for the years succeeding December 31, 2008, assuming the exercise of extension options in existing debt agreements, are as follows (in thousands):

Year

2009	$405
2010	66,040
2011	3,292
2012	310
2013	329
Thereafter	332,095

Total mortgage and other collateralized loans	$402,471

Revolving Line of Credit

We entered into a Credit Agreement dated as of August 25, 2008 (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. The Credit Facility provides up to $40 million of availability and may be borrowed on a revolving basis by us, subject to the satisfaction of certain conditions, of which $30 million is presently committed and immediately available. Borrowings in excess of $30 million are subject to certain additional conditions and must be requested by us before February 25, 2009. Prior to February 25, 2009, we requested that the availability for borrowings in excess of $30 million be provided to us, pending the satisfaction of certain conditions. Amounts borrowed under the Credit Facility bear interest at LIBOR plus 3.5 percent or at Key Bank’s prime rate plus 2.25 percent at our election. As of December 31, 2008, the Company had outstanding borrowings of $3 million under the Credit Facility at an interest rate of 5.50% per annum, based on KeyBank’s prime rate plus 2.25%. As of December 31, 2008 we had $27.0 million available under our credit facility for borrowings.

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

The Credit Facility contains customary financial and other covenants, including covenants as to maximum leverage ratio, fixed charge coverage and minimum consolidated tangible net worth, and other customary terms and conditions. As of December 31, 2008, we were in compliance with our debt covenants.

10.	Unsecured Notes Payable to Related Parties

At December 31, 2008, we have promissory notes payable by the Operating Partnership to certain affiliates of The Shidler Group in the aggregate principal amount of $23.776 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Further, maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through December 31, 2008, interest payments on unsecured notes payable to related parties of The Shidler Group have been deferred. At December 31, 2008, $1.172 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Derivative Instruments

The Company has an interest rate cap on its City Square note payable (outstanding amount at December 31, 2008 of $26.6 million) for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable. The interest rate cap does not constitute a hedge for accounting purposes. The estimated fair value of the interest rate cap at December 31, 2008 was not significant.

12.	Commitments and Contingencies

Minimum Future Ground Rents

Ground lease rent expenses, including minimum rent and percentage rent, recorded during 2008 and 2007 are shown in the following table:

		Pacific Office
		Properties Trust,
	Total	Inc.	Waterfront
	For the Period from	For the Period	For the Period from
	January 1, 2008	from March 20, 2008	January 1, 2008	Year Ended
	through December 31,	through December 31,	through March 19,	December 31,
	2008	2008	2008	2007
	(In thousands)

Ground lease rent expense(1)	$3,900	$3,117	$783	$3,600

(1)	The amount of percentage rent is not significant.

We have ground lease agreements for both our Clifford Center and Waterfront properties. The following table indicates our future minimum ground lease payments for the years succeeding December 31, 2008 (in thousands):

Year

2009	$2,306
2010	2,430
2011	2,440
2012	2,451
2013	2,463
Thereafter	218,278

Total future minimum ground lease payments	$230,368

The Clifford Center property ground lease expires May 31, 2035. The annual rental obligation is a combination of a base rent amount plus 3% of base rental income from tenants. On June 1, 2016 and 2026, the annual rental obligation will reset to an amount equal to 6% of the fair market value of the land. However, the ground rent cannot be less than the rent for the prior period. For the period prior to June 1, 2016, only the base rent component is included in the minimum future payments. For the periods succeeding May 31, 2016, we estimated the annual minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period.

The Waterfront Property ground lease expires December 31, 2060. The annual rental obligation resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to 8.0% of the fair market value of the land. However, the ground lease rent cannot be less than the rent for the prior period. For the years succeeding December 31, 2035, we estimated the annual minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Concentration of Credit Risk

Our operating properties are located in Honolulu, San Diego, Los Angeles, Orange County and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the markets in which the tenants operate. No single tenant accounts for 10% or more of our total revenues.

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

Conditional Asset Retirement Obligations

We follow FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”) and SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, no major renovation or demolition of any of our properties is contemplated at the present time. Accordingly, as of December 31, 2008 the Company recognized a $0.274 million liability in its consolidated balance sheets for conditional asset retirement obligations and expensed $0.063 million of related accretion for the twelve months ended December 31, 2008.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

improbable that there will ever be an obligation to retire the Clifford Center improvements pursuant to this provision.

Waterfront Ground Lease

We are subject to a surrender clause under the Waterfront Property ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires. Accordingly, as of December 31, 2008 the Company recognized a $0.197 million liability in its consolidated balance sheet for this asset retirement obligation and expensed $0.037 million of related accretion for the twelve months ended December 31, 2008. We believe that it is improbable that there will ever be an obligation to retire the Waterfront Property improvements pursuant to this provision based on our estimates and understanding of the highest and best use of this real property.

Restaurant Row Theatre Venture Lease Termination

We entered into a Termination of Lease Agreement on October 29, 2007 with a tenant that has been leasing 21,541 square feet at the Waterfront Property under a long term lease since 1993, at rates that we believe are currently below market rates. The Termination of Lease Agreement provided us with the option to terminate the lease with 70 days advance written notice to the tenant and, when terminated, to pay a lease termination fee to the tenant in the amount of $2.45 million. We did not exercise the option but placed a deposit of $0.245 million in escrow. The remaining balance due at termination of $2.205 million has been included in accounts payable and other liabilities on the accompanying consolidated balance sheets at December 31, 2007 and December 31, 2008. We anticipate reaching an agreement with the tenant that would extend our option period to terminate the lease through at least July 31, 2009.

Purchase Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of December 31, 2008, this amount is projected to be $8.020 million, of which $2.139 million will be funded through reserves currently classified as restricted cash.

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

13.  Description of Equity Securities and Calculation of Minority Interests and Earnings per Share/Earnings per Unit

The partnership interests of our Operating Partnership are divided into three classes: (i) the general partnership interest; (ii) the limited partnership interest or Common Units; and (iii) the Preferred Units. The general partnership interest may be expressed as a number of Common Units, Preferred Units or any other Operating Partnership unit. The general partnership interest is denominated as a number of Common Units equal to the number of shares of common stock outstanding as of the Effective Date and after considering sales of shares that day.

Each Preferred Unit is convertible into 7.1717 Common Units, but no earlier than the later of March 19, 2010, and the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2008, the cumulative unpaid distributions attributable to Preferred Units were $0.568 million.

The contractual terms and provisions of the Preferred Units include a beneficial conversion feature (BCF) because it provides the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. The aggregate market price attributable to the Preferred Units is $223.3 million (Market Value), based on a market price per share of the Company’s common stock of $6.85 relative to 32,597,328 common unit equivalents attributable to the 4,545,300 Preferred Units that were issued and are outstanding. The aggregate carrying value of Preferred Units was $70.4 million (Carrying Value) as of the date of their issuance. The aggregate amount of the BCF will be recognized by the UPREIT upon the consummation of an underwritten public offering (of at least $75 million) of our common stock resulting in a increase in the carrying amount of minority interests, and a corresponding decrease in retained deficit, in our consolidated balance sheets. In addition, the BCF will be accreted by the UPREIT through the period ending on the earliest occurrence of either (i) the date we consummate an underwritten public offering (of at least $75 million) of our common stock or (ii) March 19, 2010. The accretion of the BCF is expected to result in an increase in the carrying amount of our minority interests and a corresponding decrease to our retained deficit in our consolidated balance sheets, resulting in no net impact to our consolidated financial position or net income or loss.

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

Minority interests include the interests in our Operating Partnership that are not owned by us, which amounted to 82.51% of the Common Units and all of the Preferred Units outstanding as of December 31, 2008. During the year ended December 31, 2008, no Operating Partnership units were redeemed and 723,102 Common Units were issued after the Transactions. As of December 31, 2008, 46,896,795 shares of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

There were no securities outstanding which would, upon conversion, result in dilution of EPS.

Outstanding Preferred Units of the Operating Partnership are convertible into Common Units, but no earlier than the later of March 19, 2010 and the date we consummate an underwritten public offering (of at least $75 million) of our common stock, which is a contingent event. The Common Units into which the Preferred Units will become convertible will become exchangeable for shares of our Common Stock one year after such conversion. Preferred Units outstanding at December 31, 2008 represent 32,597,528 common share equivalents, on an as-if converted basis. The probability that this contingency will be satisfied is currently not determinable. Accordingly, the Preferred Units, on an as-if converted basis, have not been included in our calculation of diluted earnings per share, including our calculation of the weighted average number of common and common equivalent shares outstanding.

Loss per Share/Loss per Unit

The following is the basic and diluted loss per share/unit (in thousands, except share/unit and per share/unit amounts):

		Pacific Office
	Total	Properties Trust, Inc.	Waterfront
	For the Period from	For the Period from	For the Period from
	January 1, 2008	March 20, 2008	January 1, 2008	Year Ended
	through December 31,	through December 31,	through March 19,	December 31,
	2008	2008(2)	2008	2007

Net loss	$(7,712)	$(6,741)	$(971)	$(8,126)
Priority allocation to preferred unit holders	(108)	—	(108)	(497)

Net loss attributable to common share/unit holders — basic and diluted	$(7,820)	$(6,741)	$(1,079)	$(8,623)

Weighted average number of common shares		3,031,125
Potentially dilutive common shares(1) Restricted Stock Units (RSU)		—

Weighted average number of common shares outstanding — basic and diluted		3,031,125

Net loss per share — basic and diluted		$(2.22)

Weighted average number of units outstanding — basic and diluted			3,494,624	3,494,624

Net loss per unit — basic and diluted(3)			$(0.31)	$(2.47)

Notes:

(1)	For the year ended December 31, 2008 the potentially dilutive shares were not included in the net loss per share calculation as their effect is anti-dilutive.

(2)	For the period from March 20, 2008 through December 31, 2008, net loss attributable to common stockholders includes $1.781 million of priority allocation to preferred unit holders, which is included in minority interests in the consolidated statements of operations.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

(3)	We computed net loss per Common Unit for the periods prior to the transactions by increasing the historical net loss of Waterfront by the 2% cumulative distributions payable on the Preferred Units received by the former owners of Waterfront and dividing that total by the weighted average number of Common Units received by the former owners of Waterfront. We did not include the dilution impact of Preferred Units because the units are contingently convertible and the probability that the contingency will be satisfied is currently not determinable.

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

On December 2, 2008, the Company declared a quarterly cash dividend of $0.05 per share of its common stock for the fourth quarter 2008. The dividend was paid on January 15, 2009 to shareholders of record on December 31, 2008. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at December 31, 2008 in the amount of $0.05 per Common Unit, which was paid on January 15, 2009. In addition, we paid 2% distributions to holders of record of Preferred Units at December 31, 2008, which was paid on January 15, 2009.

Dividends declared are included in retained deficit in the accompanying consolidated statements of stockholders’ equity (members’ deficit). Two percent (2%) cumulative distributions on Preferred Units are included in minority interests in the accompanying consolidated balance sheets.

14.	Related Party Transactions

We are externally advised by the Advisor; an entity owned and controlled by Mr. Shidler and certain related parties of The Shidler Group, who also own interests in our Company. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to the Amended and Restated Advisory Agreement dated as of the March 3, 2009 (the “Advisory Agreement”). The Advisor is entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum. The corporate management fee is subject to reduction of up to $750,000 based upon the amounts of certain direct costs that we bear. Additionally, the Advisor and its affiliates are entitled to receive real property transaction management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, as well as property transaction management fees in an amount equal to 1% of the contract price of any acquired or disposed property, provided, however, that such real property management fees and property transaction management fees must be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located. Pursuant to the Advisory Agreement, the Advisor shall bear the cost for any expenses incurred by the Advisor in the course of performing its advisory services for the Company.

Our Advisor is also entitled to certain fees related to any placement of debt or equity that we may undertake, including (i) 0.50% of the total amount of co-investment equity capital procured, (ii) 0.50% of the total gross offering proceeds including, but not limited to, the issuance or placement of equity securities and the issuance of Operating Partnership units, and (iii) 0.50% of the principal amount of any new indebtedness related to properties that we wholly own, and on properties owned in a joint venture with co-investment partners or entity-level financings, as well as on amounts available on our credit facilities and on the principal amount of indebtedness we may issue.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Advisory Agreement terminates on March 19, 2018. Prior to that date, however, we retain the right to terminate the Advisory Agreement upon 30 days’ written notice. In the event we decide to terminate the Advisory Agreement in order to internalize management and become self-managed, we would be obligated to pay the Advisor an internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. Further, the Advisor retains the right to terminate the Advisory Agreement upon 30 days’ prior written notice in the event we default in the performance or observance of any material provision of the Advisory Agreement.

During the year ended December 31, 2008, we incurred $0.587 million, net, in corporate management Advisory fees attributable to our Advisor which have been included in general and administrative expenses in the accompanying consolidated statements of operations. Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the year ended December 31, 2008. Included in accounts payable and other liabilities in our consolidated balance sheet at December 31, 2008 is $1.06 million of amounts payable to related parties of The Shidler Group which primarily consist of rental revenues received by us subsequent to the date of the formation transactions, but that related to the Contributed Properties prior to the date of the formation transactions.

We, and Waterfront, paid amounts to certain related entities of The Shidler Group for services provided relating to leasing, property management and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

		Pacific Office
	Total	Properties Trust, Inc.	Waterfront
	For the Period from	For the Period from	For the Period from
	January 1, 2008	March 20, 2008	January 1, 2008	Year Ended
	through December 31,	through December 31,	through March 19,	December 31,
	2008	2008	2008	2007

Property management fees to affiliates of Advisor	$2,573	$2,410	$163	$851
Leasing commissions	388	388	—	209
Corporate management fees to Advisor	587	587	—	—
Interest	1,172	1,172	—	—
Construction management fees and other	111	108	3	13

Total	$4,831	$4,665	$166	$1,073

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

We lease commercial office space to affiliated entities. The annual rents from these leases totaled $0.460 million for the year ended December 31, 2008.

For the period from March 20, 2008 through December 31, 2008, interest payments on unsecured notes payable to related parties of The Shidler Group have been deferred.

During 2008, following exercise of the Option, we consummated the acquisition of managing ownership interests in five joint ventures. Additionally, we and our joint venture partner in Seville Plaza entered into an

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amended Operating Agreement, which caused the method of accounting to change to the equity method. Please see Note 5 for further discussion on our acquisitions of unconsolidated joint ventures.

In September 2008, we reduced our balance of unsecured debt to related parties of The Shidler Group, which is included in “Unsecured notes payable to related parties” in the accompanying consolidated balance sheets, by $0.204 million through a non-cash settlement in exchange for a reduction of related party receivables. At December 31, 2008, $1.172 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. Please see Note 10 for additional information.

15.	Share-Based Payments

On May 21, 2008, the Board of Directors of the Company adopted the 2008 Directors’ Stock Plan, subject to stockholder approval (the “2008 Directors’ Plan”). The Company reserved 150,000 shares of the Company’s common stock under the 2008 Directors’ Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards. However, only restricted stock awards are permitted to be issued until stockholder approval of the 2008 Directors’ Plan at or prior to the 2009 annual meeting. In the event the 2008 Directors’ Plan is not approved or obtaining stockholder approval otherwise becomes infeasible, the restricted stock awards shall be settled in cash on the date of the 2009 annual meeting. Management determined that the classification of the award as equity is appropriate, as cash settlement is outside of the control of the grantee and cash settlement is not probable.

On May 21, 2008, the Company issued restricted stock awards representing 24,240 shares under the 2008 Directors’ Plan, which awards vest on the date of the Company’s 2009 annual meeting, which we expect to hold in May 2009. The grant date fair value of each restricted stock unit was $6.60, which was the closing stock price on May 21, 2008. Accordingly, as required by FAS No. 123R, the Company recognized $0.093 million of compensation expense attributable to the 2008 Directors’ Plan during the year ended December 31, 2008. This amount is included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the year ended December 31, 2008. As of December 31, 2008, none of our share-based payments to directors are vested.

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

16.	Segment Reporting

FAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision making purposes. We own, manage, lease and acquire commercial real estate office properties located in Honolulu and the Western United States mainland, including Southern California, and the greater Phoenix metropolitan area. We are aggregating our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the statements of operations, total assets, goodwill and capital expenditures, by region of our wholly-owned consolidated properties for the period from March 20, 2008 through December 31, 2008 (in thousands):

		Mainland —
	Honolulu	Western U.S.	Corporate	Total

Revenue:
Rental	$23,549	$10,885	$12	$34,446
Tenant reimbursements	16,832	973	—	17,805
Parking	5,503	825	—	6,328
Other	190	56	119	365

Total revenue	46,074	12,739	131	58,944
Expenses:
Rental property operating	27,585	6,513	—	34,098
General and administrative	—	—	18,547	18,547
Interest	16,775	3,145	1,460	21,380
Depreciation and amortization	14,784	6,684	—	21,468
Other	—	—	35	35

Total expenses	59,144	16,342	20,042	95,528

Loss before equity in earnings of unconsolidated joint ventures, non-operating income and minority interests	$(13,070)	$(3,603)	$(19,911)	$(36,584)

Equity in earnings of unconsolidated joint ventures				93
Non-operating income				85
Minority interests				29,665

Net (loss) income				$(6,741)

Total assets	$383,966	$130,062	$15,869	$529,897

Goodwill	$40,144	$21,375	$—	$61,519

Capital expenditures	$7,000	$1,514	$—	$8,514

For the periods from January 1, 2008 through March 19, 2008, and the twelve months ended December 31, 2007 for Waterfront, which operated in Hawaii, please see the consolidated statements of operations and consolidated balance sheet as of December 31, 2007 for financial information.

17.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about the Fair Value of Financial Instruments, requires us to disclose the fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

The fair market value of debt is determined using the trading price of public debt or a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile including the Company’s non-performance risk. Considerable judgment is necessary to interpret market data and

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. We calculate the fair value of our mortgage and collateralized loans, and unsecured notes payable based on currently available market rates, assuming the loans are outstanding through maturity and considering the collateral. The carrying value of our secured revolving line of credit approximates its fair value.

At December 31, 2008, the carrying value and estimated fair value of the mortgage and other collateralized loans were $400.11 million and $390.43 million, respectively. At December 31, 2008, the carrying value and estimated fair value of the unsecured notes payable to related parties were $23.78 million and $24.64 million, respectively. At December 31, 2007, the carrying amount and estimated fair value of the mortgage notes payable for Waterfront was $111.00 million and $112.22 million, respectively. Estimated fair values are based on the valuation method of SFAS 157 at December 31, 2008 and the valuation method of SFAS 107 at December 31, 2007.

18.	Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2008 and 2007:

	Pacific Office Properties Trust, Inc.
	Three Months Ended				Waterfront
	December 31,	September 30,	June 30,	March 20, 2008 to	January 1, 2008 to
	2008	2008	2008	March 31, 2008(1)	March 19, 2008
	(In thousands, except common share information)

Total revenue	$19,765	$18,599	$18,254	$2,326	$5,162
Loss before minority interests	$(6,157)	$(6,221)	$(7,106)	$(16,922)	$(971)
Net loss	$(1,077)	$(1,188)	$(1,374)	$(3,102)	$(971)
Net loss per common share — basic and diluted	$(0.36)	$(0.39)	$(0.45)	$(1.02)

Weighted average number of common shares outstanding — basic and diluted	3,031,125	3,031,125	3,031,125	3,031,125

Note:

(1)	Amounts have been updated to reflect the deconsolidation of a property, in which we own 7.5% managing interest, which was consolidated in the financial statements reported in our Form 10-Q for the quarter ended March 31, 2008. On April 1, 2008, the partnership agreement was modified which provided substantive participating rights to the non-managing member.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Waterfront
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
	(In thousands)

Total revenue	$5,006	$5,014	$5,162	$4,978
Net loss	$(1,253)	$(2,331)	$(3,296)	$(1,246)

19.	Subsequent Events

On February 6, 2009, the Company filed an initial registration statement on Form S-11 with the Securities and Exchange Commission (SEC). The registration statement provides for the sale and issuance of up to $350 million in shares of Class B Common Stock (“Senior Common Stock”), including up to $300 million in shares to be sold to the public at a price of $10.00 per share and up to $50 million in shares to be issued pursuant to a dividend reinvestment program, at a price of $9.50 per share. The Company intends to sell the Senior Common Stock in a continuous offering through a dealer-manager on a “best efforts” basis and does not intend to list these shares on any exchange. The proceeds from the sale of Senior Common Stock will primarily be used for the acquisition of commercial office buildings in the Company’s targeted markets.

On March 3, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the first quarter of 2009. The dividend will be paid on April 15, 2009 to shareholders of record on March 31, 2009. Commensurate with our declaration of a quarterly cash dividend, we expect to pay distributions to holders of record of Common Units at March 31, 2009 in the amount of $0.05 per Common Unit, on April 15, 2009. In addition, we expect to pay 2% distributions to holders of record of Preferred Units at March 31, 2009, on April 15, 2009.

PACIFIC OFFICE PROPERTIES TRUST, INC.

SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
(dollars in thousands)

						Gross Amounts
					Costs	at Which Carried
			Initial Costs		Capitalized	at December 31, 2008							Depreciable
Office				Bldg. and	Subsequent to		Bldg. and		Accumulated	Date		Date	Life
Property Name	Location	Encumbrances	Land	Imp.(A)	Acquisition	Land	Imp.(A)	Total	Depreciation	Built(B)		Acquired	(Years)

Clifford Center	Hawaii	$3,760	$50	$8,279	$1,054	$50	$9,333	$9,383	$513	1964		2008	5-39
Pacific Business News Building	Hawaii	11,799	5,414	5,911	880	5,472	6,732	12,204	430	1964		2008	5-39
Davies Pacific Center	Hawaii	95,000	15,587	83,181	2,822	15,587	86,002	101,589	3,054	1972		2008	3-34
Pan Am Building	Hawaii	60,000	17,700	52,027	813	17,700	52,840	70,540	1,880	1969		2008	4-42
City Square	Arizona	54,112	20,208	61,099	1,387	20,208	62,485	82,693	3,069	1961/’65/’71		2008	2-40
Sorrento Technology Center	California	11,800	5,872	7,711	12	5,872	7,723	13,595	366	1984		2008	5-35
First Insurance Center	Hawaii	52,000	10,588	43,482	659	10,588	44,140	54,728	1,116	1983		2008	5-41
Waterfront	Hawaii	111,000	—	63,068	6,431	—	69,126	69,126	10,829	1988/2006	(C)	2004	5-42
AZL Land	Arizona	—	56	—	—	56	—	56	—			2008

Total		$399,471	$75,475	$324,758	$14,058	$75,533	$338,381	$413,914	$21,257

(A)	Includes building and improvements; land improvements; tenant improvements, furniture, fixtures and equipment; and construction in progress.

(B)	Represents the year in which the property was first placed in service.

(C)	Year built/renovated

	Pacific Office
	Properties Trust, Inc.	Waterfront
	From March 20, 2008	From January 1, 2008	Year Ended
	through December 31,	through March 19,	December 31,
	2008	2008	2007
	(In thousands)

Real Estate Properties:
Balance, beginning of period	$68,062	$68,373	$67,712
Additions and improvements	346,168	(311)	1,397
Write off of property	(316)	—	(736)

Balance, end of period	$413,914	$68,062	$68,373

Accumulated Depreciation:
Balance, beginning of period	$9,015	$8,786	$6,541
Depreciation	12,379	229	2,738
Write off of property	(137)	—	(493)

Balance, end of period	$21,257	$9,015	$8,786