Form 10-Q
period 2009-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2009-05-15
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of May 14, 2009 there were 3,031,025 shares of common stock, par value $0.0001 per share (the “common stock”), and 100 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), issued and outstanding.

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
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q for the period from January 1, 2008 through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Investments in real estate, net (Note 3)	$389,576	$392,657
Cash and cash equivalents	6,537	4,463
Restricted cash	5,266	7,267
Rents and other receivables, net (Note 2)	5,387	6,342
Intangible assets, net (Note 4)	38,925	41,379
Other assets, net (Note 6 )	5,383	4,680
Goodwill	62,019	61,519
Investment in unconsolidated joint ventures (Note 5)	11,149	11,590

Total assets	$524,242	$529,897

LIABILITIES AND EQUITY
Mortgage and other collateralized loans, net (Note 9)	$400,080	$400,108
Unsecured notes payable to related parties (Note 10)	23,776	23,776
Accounts payable and other liabilities (Note 8)	18,970	17,088
Acquired below market leases, net (Note 4)	11,186	11,817

Total liabilities	454,012	452,789

Non-controlling interests (Note 13)	65,859	71,878

Commitments and contingencies (Note 12)

Equity:
Proportionate Voting Preferred Stock	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and at December 31, 2008	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,031,025 shares issued and outstanding at March 31, 2009 and at December 31, 2008	185	185
Class B Common stock, $0.0001 par value, 200,000 shares authorized, 100 shares issued and outstanding at March 31, 2009 and at December 31, 2008	—	—
Additional paid-in capital	12,439	12,089
Retained deficit	(8,253)	(7,044)

Total equity	4,371	5,230

Total liabilities and equity	$524,242	$529,897

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Pacific Office		Pacific Office
	Properties		Properties
	Trust, Inc.	Total (1)	Trust, Inc.	Waterfront
			For the period	For the period
	For the three	For the three	from March 20,	from January 1,
	months ended	months ended	2008 through	2008 through
	March 31, 2009	March 31, 2008	March 31, 2008	March 19, 2008
Revenue:
Rental	$10,906	$4,521	$1,520	$3,001
Tenant reimbursements	5,722	2,188	618	1,570
Parking	2,057	826	264	562
Other	85	70	41	29

Total revenue	18,770	7,605	2,443	5,162

Operating Expenses:
Rental property operating	9,915	4,897	1,281	3,616
General and administrative	1,149	99	69	30
Share-based compensation attributable to the Transactions (Note 15)	—	16,194	16,194	—
Depreciation and amortization	6,527	1,750	923	827
Interest	6,719	2,454	902	1,552
Other	—	143	35	108

Total operating expenses	24,310	25,537	19,404	6,133

Loss before equity in net earnings (loss) of unconsolidated joint ventures and non-operating income	(5,540)	(17,932)	(16,961)	(971)
Equity in net earnings (loss) of unconsolidated joint ventures	54	—	—	—
Non-operating income	3	—	—	—

Net loss	(5,483)	(17,932)	(16,961)	(971)
Less: net loss attributable to non-controlling interests	4,427	13,248	13,741	(493)

Net loss attributable to stockholders	$(1,056)	$(4,684)	$(3,220)	$(1,464)

Net loss per common share — basic and diluted	$(0.35)		$(1.06)

Weighted average number of common shares outstanding — basic and diluted	3,031,125		3,031,125

Net loss attributable to Common Unit				$(0.42)

Weighted average number of Common Units outstanding — basic and diluted				3,494,624

(1)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated results of operations of Waterfront and the Company (the “Combined Entity”) for the period from January 1, 2008 through March 31, 2008.
See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands and unaudited)

	Pacific Office		Pacific Office
	Properties		Properties
	Trust, Inc.	Total (1)	Trust, Inc.	Waterfront
		For the period	For the period	For the period
	For the three months	from January 1,	from March 20,	from January 1,
	ended March 31,	2008 through	2008 through	2008 through
	2009	March 31, 2008	March 31, 2008	March 19, 2008
Operating activities
Net loss	$(5,483)	$(17,932)	$(16,961)	$(971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,527	1,750	923	827
Interest amortization	385	30	30	—
Share based compensation charge attributable to the Transaction	—	16,194	16,194	—
Other share based compensation	40	—	—	—
Below market lease amortization, net	(631)	(155)	(108)	(47)
Equity in net (loss) earnings of unconsolidated joint ventures	(54)	—	—	—
Net operating distributions received from unconsolidated joint ventures	60	—	—	—
Bad debt expense	632	80	—	80
Other	—	368	—	368
Changes in operating assets and liabilities:
Rents and other receivables	300	351	(3)	354
Other assets	(741)	413	(131)	544
Accounts payable and other liabilities	1,132	(36)	181	(217)

Net cash provided by operating activities	2,167	1,063	125	938

Investing activities
Acquisition and improvement of real estate	(641)	(564)	(537)	(27)
Cash held by properties upon Effective Date	—	8,005	8,005	—
Capital distribution from equity interests	435	—	—	—
Increase in leasing commissions	(58)	—	—	—
Deferred acquisition costs and other	—	(4,059)	—	(4,059)
Decrease (increase) in restricted cash	2,001	(1,203)	(545)	(658)

Net cash provided by (used in) investing activities	1,737	2,179	6,923	(4,744)

Financing activities
Proceeds from issuance of equity securities	—	6,350	6,350	—
Scheduled amortization of mortgage notes payable	(123)	(14)	(14)	—
Deferred financing costs	(8)	(752)	(752)	—
Equity offering costs	(237)	—	—	—
Security deposits	(27)	—	—	—
Dividends	(152)	—	—	—
Distributions to non-controlling interests	(1,283)	—	—	—
Equity contributions	—	4,167	—	4,167
Equity distributions	—	(1,425)	—	(1,425)

Net cash (used in) provided by financing activities	(1,830)	8,326	5,584	2,742

Increase (decrease) in cash and cash equivalents	2,074	11,568	12,632	(1,064)
Balance at beginning of period	4,463	2,619	1,555	2,619

Balance at end of period	$6,537	$14,187	$14,187	$1,555

Supplemental cash flow information
Interest paid	$5,862	$2,217	$252	$1,965

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Assets, net, acquired on the Effective Date	$—	$484,325	$484,325	$—

Liabilities, net, assumed on the Effective Date	$—	$325,985	$325,985	$—

(1)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated cash flows of the Combined Entity for the period from January 1, 2008 through March 31, 2008.
See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
1. Organization and Ownership
     Pacific Office Properties
     The terms “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc. (the “Company”) and its subsidiaries and joint ventures. Through the Company’s controlling interest in Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”), of which the Company is the sole general partner and holds a 17.49% common ownership interest as of March 31, 2009, and the subsidiaries of the Operating Partnership, we own and operate office properties in the western United States, concentrating initially on the long-term growth submarkets of Honolulu, Southern California, and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”) for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity affiliated with and owned by our founder, The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler, our Chairman of the Board. The Advisor is responsible for our day-to-day operation and management.
     Through the Operating Partnership, as of March 31, 2009, we owned eight wholly-owned fee simple and leasehold properties, and owned interests in fifteen properties which we held through six joint ventures. Our current portfolio totals approximately 4.3 million rentable square feet (the “Property Portfolio”). As of March 31, 2009, the portion of our Property Portfolio that was effectively owned by us (representing the rentable square feet of our wholly-owned properties and our respective ownership interests in our unconsolidated joint venture properties) (the “Effective Portfolio”), comprised approximately 2.5 million rentable square feet. Our property statistics as of March 31, 2009, were as follows:

			PROPERTY	EFFECTIVE
	NUMBER OF		PORTFOLIO	PORTFOLIO
	PROPERTIES	BUILDINGS	SQ. FT.	SQ. FT.
Wholly-owned properties	8	11	2,265,339	2,265,339
Unconsolidated joint venture properties	15	29	2,060,855	261,397

Total	23	40	4,326,194	2,526,736

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     Transactions
     On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by a Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). As part of the Transactions, AZL merged with and into its wholly owned subsidiary, Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), with the Company being the surviving corporation. Substantially all of the assets and liabilities of AZL and substantially all of the commercial real estate assets and liabilities of Venture, which included eight office properties and a 7.5% joint venture interest in one office property (the “Contributed Properties”), were contributed to a newly formed Delaware limited partnership, the Operating Partnership, in which the Company became the sole general partner and Venture became a limited partner with corresponding 18.25% and 81.75% common ownership interests, respectively.
     In accordance with the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.
     The agreed upon gross asset value of the Contributed Properties, including related intangible assets, was $562.95 million. The aggregate net asset value of the Contributed Properties, including related intangible assets, was $151.51 million on the Effective Date. In exchange for its contribution to the Operating Partnership, Venture received 13,576,165 common limited partner unit interests (“Common Units”) and 4,545,300 convertible preferred limited partner unit interests (“Preferred Units”) in the Operating Partnership. The assets of AZL contributed into the Operating Partnership primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities having an aggregate net asset value of approximately $3.03 million on the Effective Date.
     The Common Units received by Venture represented 28.99% of the total estimated fair value of the Common and Preferred Units issued in the Transactions and were valued using an estimated fair value per share of $2.79 per share. The Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than two years after the Effective Date. The Preferred Units represented 71.01% of the total estimated fair value of the units issued in the Transactions. The contractual terms and provisions of the Preferred Units include a beneficial conversion feature (“BCF”) because it provides the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. See Note 13 for a detailed discussion of our equity securities.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     As part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on any matters presented to our stockholders, and which represents that number of votes equal to the total number of shares of common stock issuable upon exchange of the Common Units and Preferred Units that were issued in connection with the Transactions. As of March 31, 2009, that share of Proportionate Voting Preferred Stock represented approximately 93.8% of our voting power. This number will decrease to the extent that these Operating Partnership units are exchanged for shares of common stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. Venture, as the holder of these Operating Partnership units, has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by Venture.
     As of March 31, 2009, Venture owned 46,173,693 shares of our common stock assuming that all Operating Partnership units were fully exchanged on such date, notwithstanding the prohibition on exchange for at least two years after the Transactions in the case of the Common Units, and for at least three years, in the case of the Preferred Units. Assuming the immediate exchange of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 94.48% and 95.87% of the total economic interest and voting power, respectively, in the Company.
     As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain members of Venture in the aggregate principal amount of $16.70 million in consideration for such members’ contribution of certain properties. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the interest payments for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) a qualified public offering, as defined under the Master Agreement; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.
     As part of the Transactions, we issued one million shares of our common stock to related party designees of Venture for $5.00 per share in cash and 180,000 shares of our common stock to an unrelated third party designee of Venture for $7.50 per share in cash. We contributed the proceeds received from these common stock issuances, along with substantially all of our assets and liabilities, to the Operating Partnership on the Effective Date.
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
     Advisor
     We are externally advised by the Advisor, an entity owned and controlled by our founder, The Shidler Group. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to an Amended and Restated Advisory Agreement dated as of March 3, 2009 (the “Advisory Agreement”). See Note 14 for a detailed discussion of the Advisor’s role and the Advisory Agreement.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements and related disclosures included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP.
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
     The financial statements of the Company for all periods presented herein and the financial information of Waterfront for the period from January 1, 2008 through March 19, 2008 have not been audited by an independent registered public accounting firm. Further, the interim results of operations for the aforementioned periods are not necessarily indicative of the results of operations that might be expected for a given fiscal year.
     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC and the Explanatory Note on page ii of this Quarterly Report on Form 10-Q.
     Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation with no corresponding net effect on the previously reported consolidated results of operations, financial position of the Company or cash flows from operations.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Joint Ventures
     In accounting for investments in joint ventures, we apply Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”),

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If it is determined that we control the joint venture, we consolidate the account balances and transactions of the joint venture in our financial statements from the date that control is determined. If it is determined that we do not control the joint venture, we account for our investment in the joint venture using the equity method of accounting in accordance with the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”).
     Based on the guidance set forth in the FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), we have determined that one of our joint ventures is a variable interest entity. We are not deemed to be the primary beneficiary of that variable interest entity. Our investment in joint ventures that are not variable interest entities is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures within the provisions of EITF 04-5. Our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. Accordingly, we have determined that the equity method of accounting is appropriate for our investments in joint ventures.
     Investment in unconsolidated joint ventures is initially recorded at cost and is subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or distributions received from, the joint ventures and other adjustments. We record distributions of operating profit from our investment as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the condensed consolidated statements of cash flows. A description of our impairment policy is set forth in this Note 2.
     The difference between the initial cost of the investment in our joint ventures included in our condensed consolidated balance sheet and the underlying equity in net assets of the respective joint ventures (“JV Basis Differential”) is amortized as an adjustment to equity in net income or net loss of the joint ventures in our condensed consolidated statement of operations over the estimated useful lives of the underlying assets of the respective joint ventures.
Income Taxes
     We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Management believes that it has distributed and will continue to distribute a sufficient majority of its

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
taxable income in the form of dividends and distributions to its stockholders and unit holders. Accordingly, no provision for income taxes has been recognized by the Company.
     Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of March 31, 2009, none of our subsidiaries was considered a TRS.
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
Waterfront
     We computed net loss per Common Unit for the period prior to the Transactions by increasing the historical net loss of Waterfront by the 2% cumulative distributions payable on the Preferred Units received by the former owners of Waterfront and dividing that total by the weighted average number of Common Units received by the former owners of Waterfront. We did not include the dilution impact of Preferred Units because the units are contingently convertible and the probability that the contingency will be satisfied is currently not determinable.
Real Estate Properties
     Acquisitions
     In accordance with SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, acquisitions are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.
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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
     Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above and below-market lease amounts are reflected in “Acquired below market leases, net” in the condensed consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.
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
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing policy is set forth in this Note 2. During the three months ended March 31, 2009, we recorded an adjustment to the purchase price allocation we previously recorded upon consummation of the formation transactions. This adjustment resulted in an increase to goodwill and accounts payable and other liabilities by $500,000 in our condensed consolidated balance sheet at March 31, 2009. See Item 1A for additional information.
Mortgage and Other Collateralized Loans
     Mortgage and other collateralized loans assumed upon acquisition of related real estate properties are stated at estimated fair value upon their respective date of assumption, net of unamortized discounts or premiums to their outstanding contractual balances.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
Revenue Recognition
     All tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Rents and other receivables, net” on the accompanying condensed consolidated balance sheets. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.
     We have leased space to certain tenants under non-cancelable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the condensed consolidated statements of operations.
     Rental revenue from parking operations and month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.
     Lease termination fees, net of the write-off of associated intangible assets and liabilities and straight-line rent balances which are included in “Other” in the revenue section of the accompanying condensed consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.
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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Cash and Cash Equivalents
     We consider all short-term cash investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash is excluded from cash and cash equivalents for the purpose of preparing our condensed consolidated statements of cash flows.
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
Impairment
     As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no indications of impairment were identified for the periods presented in the accompanying condensed consolidated statements of operations.
     Goodwill is reviewed for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, an impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its fair value. As of March 31, 2009, nothing has come to our attention to cause us to believe that our carrying amount of goodwill is impaired.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Other-Than-Temporary Impairment
     Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the quarter ended March 31, 2009.
Repairs, Maintenance and Major Improvements
     The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Various lenders have required us to maintain reserve accounts for the funding of future repairs and capital expenditures, and the balances of these accounts are classified as restricted cash on the accompanying condensed consolidated balance sheets.
Tenant Receivables
     Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net”, in the accompanying condensed consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors to evaluate the level of reserve necessary, including historical termination, default activity and current economic conditions. At March 31, 2009, the balance of the allowance for doubtful accounts was $1.30 million, compared to $0.79 million at December 31, 2008.
Preferred Units
     Preferred Units have fixed rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit. Accordingly, income or loss of the Operating Partnership is allocated among the general partner interest and limited partner common interests after taking into consideration distribution rights allocable to the Preferred Units.
Deferred Loan Fees
     Deferred loan fees include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the interest method. Deferred loan fees are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Amortization of deferred loan fees is included in “Interest” in the accompanying condensed consolidated statements of operations.
Equity Offering Costs
     Costs from potential equity offerings are reflected in “Other Assets, net” and will be reclassified as a reduction in additional paid-in capital upon successful completion of the offering.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Derivative Financial Instruments
     Our primary objective for holding derivative financial instruments is to manage interest rate market risks. Our interest rate derivatives are recorded at fair value and are included in “Other assets, net” or “Accounts payable and other liabilities”, as the case may be, in our condensed consolidated balance sheets. Our interest rate derivatives balance in our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 were not significant.
     We have chosen to not designate our interest rate derivatives as hedges. Changes in fair value of our interest rate derivatives are included in interest expense in the accompanying consolidated statements of operations.
Use of Estimates in Financial Statements
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting estimates that require our most significant, difficult and subjective judgments include:
•	the initial valuation and underlying allocations of purchase price for investments in real estate;

•	the assessment of recoverability of long-lived assets;

•	the valuation of investments in unconsolidated joint ventures;

•	the valuation and recognition of equity instruments issued, including:
—	non-controlling interests; and

—	share-based compensation;
•	the valuation and recognition of derivative financial instruments; and

•	the determination of useful lives of investments in real estate and related assets.
Stock-Based Compensation
     SFAS No. 123R, Stock-Based Compensation, requires all share-based payments to employees, including directors, to be recognized in the statement of operations based on their fair values. See Note 15 for a more detailed discussion.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Segments
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments, products and services, geographic areas and major customers. Segment information is prepared on the same basis that our chief operating decision makers review information for decision making purposes. We own and operate office properties in the western United States, concentrating initially on the long-term growth submarkets of Honolulu, and the western United States mainland, Southern California and the greater Phoenix metropolitan area, which we consider two geographic segments. Additionally, no single tenant accounts for 10% or more of our total annualized base rents.
Revolving Line of Credit
     We entered into a Credit Agreement dated as of August 25, 2008 with KeyBank National Association, which provides up to $40 million of availability, subject to certain customary terms and conditions. See Note 9 for a detailed discussion.
Recent Accounting Pronouncements
SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. Our adoption of SFAS No. 157 for the valuation of financial and non-financial assets and liabilities in 2008 did not have a material impact on our consolidated results of operations, financial position or cash flow, as our derivative value is not significant.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired business. SFAS No. 141(R) also expands required disclosure to improve the ability of financial statement users to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for business combinations for which the effective date is on or after January 1, 2009. We adopted SFAS No. 141(R) on January 1, 2009. We believe that such adoption could materially impact our future consolidated financial results to the extent that we acquire significant amounts of real estate or real estate related businesses, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets or real estate related businesses acquired. Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of SFAS No. 141(R) could materially impact our future consolidated financial results, as our existing investment would be adjusted to fair value at the date of acquisition of the controlling interest.
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the condensed consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. We adopted the provisions of SFAS No. 160 on the effective date of January 1, 2009.
     We also adopted the revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”), which became effective upon our adoption of SFAS 160. Based upon the requirements of D-98, the limited partnership common and preferred interests in the UPREIT have been presented in the mezzanine section of our consolidated balance sheets because these units are redeemable at the option of Venture. As discussed in Note 1, because Venture has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by it, the party that controls Venture also controls the Company. Accordingly, we have determined that the holder of our partnership units can control the method of redemption (cash or Company shares) and therefore these partnership units require mezzanine presentation in our consolidated balance sheets. In addition, because D-98 nullified EITF Issue 94-2, Treatment of Minority Interests in Certain Real Estate Investment Trusts and EITF Issue No. 95-7 Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, which previously required us to rebalance the equity in the UPREIT between the general and limited partners each quarter, we have reversed our cumulative rebalancing adjustment of $3.945 million effective for March 31, 2009.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
FSP EITF 03-6-1
     In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method. The restricted stock awards granted to our board of directors, as described in Note 15, “Share-Based Payments”, are entitled to receive cash dividends declared on our common stock only for those awards that are vested. FSP EITF No. 03-6-1 is applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have an impact on our consolidated financial position, results of operations and cash flows.
EITF No. 08-6
     In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6), which provides guidance for the accounting of contingent consideration, recognition of other-than-temporary impairment (OTTI) of an equity investment investee, and change in level of ownership or degree of influence. The accounting of contingent consideration might result in the recording of a liability with an increase to the corresponding investment balance. The investor must recognize its share of the investee’s OTTI charges. A gain or loss to the investor resulting from a change in level of ownership or influence must be recognized in earnings of the investor. EITF 08-6 is effective as of January 1, 2009 for our Company. This EITF did not have an impact on our consolidated financial position, results of operations or cash flows. In the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this EITF No. 08-6 could materially impact our future consolidated financial results.
FSP FAS 142-3
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangibles. This FSP will allow us to use our own assumptions about renewal or extension of an arrangement, adjusted for our own specific factors, as described in SFAS 142, even when there is likely to be substantial cost or material modifications. FSP 142-3 is effective for us as of January 1, 2009 and applied prospectively for intangible assets acquired or recognized after such date. The adoption of this FSP did not have a material impact on our consolidated financial position, results of operations and cash flows.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
FSP 107-1 and APB 28-1
     In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for us beginning April 1, 2009 and will result in increased disclosures in our future interim periods.
FSP No. FAS 141(R) – 1
     In April 2009, the FASB issued FSP No. FAS 141(R) – 1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies.  This FSP amends and clarifies SFAS No. 141 (revised 2007),  Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The impact of the adoption of FSP No. FAS 141(R) – 1 will depend on the nature of acquisitions completed after the date of adoption.
3. Investments in Real Estate
     Our investments in real estate, net, at March 31, 2009, and at December 31, 2008, are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Land and land improvements	$76,054	$76,008
Building and building improvements	308,453	308,125
Tenant improvements	24,370	24,489
Furniture, fixtures and equipment	1,261	1,210
Construction in progress	4,297	4,082

Investments in real estate	414,435	413,914
Less: accumulated depreciation	(24,859)	(21,257)

Investments in real estate, net	$389,576	$392,657

Acquisitions of Consolidated Properties
     See Transactions in Note 1 for a discussion of the properties acquired on March 19, 2008.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
4. Intangible Assets and Acquired Below Market Lease Liabilities
     Our identifiable intangible assets and acquired below market leases, net liabilities at March 31, 2009, and at December 31, 2008, are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Acquired leasing commissions
Gross amount	$8,322	$8,316
Accumulated amortization	(3,309)	(2,950)

Net balance	$5,013	$5,366

Acquired leases in place
Gross amount	$17,846	$18,109
Accumulated amortization	(7,786)	(6,724)

Net balance	$10,060	$11,385

Acquired tenant relationship costs
Gross amount	$19,581	$19,588
Accumulated amortization	(2,560)	(1,941)

Net balance	$17,021	$17,647

Acquired other intangibles
Gross amount	$7,844	$7,879
Accumulated amortization	(1,013)	(898)

Net balance	$6,831	$6,981

Intangible assets, net	$38,925	$41,379

Acquired below market leases
Gross amount	$16,584	$16,608
Accumulated amortization	(4,469)	(3,755)

Net balance	12,115	12,853

Acquired above market leases
Gross amount	$2,397	$2,449
Accumulated amortization	(1,468)	(1,413)

Net balance	929	1,036

Acquired below market leases, net	$11,186	$11,817

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The following table summarizes the estimated net amortization of intangible assets and net below market lease accretion for the periods succeeding March 31, 2009 (in thousands):

	April 1, 2009 through
	December 31, 2009	2010	2011	2012	2013	Thereafter	Total

Intangible amortization	$6,427	$7,004	$5,492	$4,455	$3,246	$12,301	$38,925

Net below market lease accretion	$1,711	$1,927	$1,540	$1,039	$601	$4,368	$11,186

5. Investment in Unconsolidated Joint Ventures
     We own managing interests in six joint ventures, consisting of 15 office properties, including 29 office buildings, comprising approximately 2.06 million rentable square feet. Our ownership interest percentages in these joint ventures range from approximately 7.50% to 32.17%.  In exchange for our managing ownership interest and related equity investment in these joint ventures, we are entitled to fees, preferential allocations of earnings and cash flows from each respective joint venture. We are also entitled to incentive interests in excess of our ownership percentages ranging from approximately 21.41% to 36.00%, subject to returns on invested capital.
     At March 31, 2009, the JV Basis Differential, net, was approximately $1.52 million and is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet. For the three months ended March 31, 2009, we recognized approximately $0.04 million of amortization expense attributable to the JV Basis Differential, which is included in equity in net earnings of unconsolidated joint ventures in our condensed consolidated statement of operations.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The following table summarizes financial information for our unconsolidated joint ventures for the three months ended March 31, 2009 (in thousands):

Revenues:
Rental	$9,309
Other	2,165

Total revenues	11,474

Expenses:
Rental operating expenses	4,765
Depreciation and amortization	4,745
Interest	3,938

Total expenses	13,448

Net loss	$(1,974)

As of
March 31, 2009

Investment in real estate, net	$332,897
Other assets	62,042

Total assets	$394,939

Mortgage and other collateralized loans	$318,177
Other liabilities	15,503

Total liabilities	$333,680

Acquisitions of Unconsolidated Joint Ventures
     On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, which served to modify and provide substantive participating rights to the non-managing member, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, pursuant to APB No. 18 and EITF 04-5. Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to FIN 46(R). The JV Basis Differential attributable to Seville Plaza upon the Effective Date was $0.038 million.
     In a series of transactions occurring on April 30, 2008, May 30, 2008 and June 19, 2008, following exercise of an option granted to us by Venture and its affiliates as part of the Transactions (the “Option”), we consummated the acquisition, through the Operating Partnership, of a 32.167% managing ownership interest in the POP San Diego I Joint Venture that owns a portfolio of seven commercial office buildings totaling 181,664 rentable square feet located throughout San Diego, California and Carlsbad,

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
California. We acquired the managing ownership interest pursuant to the Option and assumed the rights and obligations of an affiliate of The Shidler Group (a “Shidler Affiliate”) under a previously executed purchase and sale agreement. The acquisition price for our managing ownership interest was approximately $2.6 million. This acquisition price was funded by issuing 396,526 Common Units on April 30, 2008 which Common Units were valued at $6.5589 per unit. We accounted for the issuance of our Common Units in accordance with EITF No. 99-12. Upon acquisition, there was no JV Basis Differential attributable to the POP San Diego I Joint Venture, including with respect to the acquisitions consummated on May 30, 2008 and June 19, 2008.
     On April 30, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through the Operating Partnership, of a 17.5% managing ownership interest in a joint venture that owns a commercial office building totaling 221,784 rentable square feet located in Phoenix, Arizona (the “Black Canyon Corporate Center”). The acquisition price for the managing ownership interest in the Black Canyon Corporate Center was $1.03 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for the managing ownership interest in the Black Canyon Corporate Center was approximately equal to the Shidler Affiliates’ cost of investment in the Black Canyon Corporate Center. The JV Basis Differential attributable to the Black Canyon Corporate Center upon acquisition was $0.08 million.
     On May 23, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through the Operating Partnership, of a 7.5% managing ownership interest in a joint venture that owns a commercial office building and a separate parking and retail complex totaling approximately 355,000 rentable square feet of office space and approximately 15,000 rentable square feet of retail space, located in Phoenix, Arizona (the “US Bank Center”). The acquisition price for the managing ownership interest in the US Bank Center was $1.22 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the managing ownership interest in the US Bank Center was approximately equal to the Shidler Affiliates’ cost of investment in the US Bank Center. The JV Basis Differential attributable to the US Bank Center upon acquisition was $0.89 million.
     On May 23, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition. through the Operating Partnership, of a 17.5% managing ownership interest in a joint venture that owns a commercial office building totaling 152,288 rentable square feet, located in Honolulu, Hawaii (the “Bank of Hawaii Waikiki Center”; which was formerly known as Kalakaua Business Center). The acquisition price for the managing ownership interest in the Bank of Hawaii Waikiki Center was $0.79 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the managing ownership interest in the Bank of Hawaii Waikiki Center was approximately equal to the Shidler Affiliates’ cost of investment in the Bank of Hawaii Waikiki Center. The JV Basis Differential attributable to the Bank of Hawaii Waikiki Center upon acquisition was $(0.09) million.
     On May 30, 2008, the POP San Diego I Joint Venture consummated with certain Shidler Affiliates the acquisition of the managing ownership interest in the Scripps Ranch Business Park. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate to acquire the managing ownership interest in the Scripps Ranch Business Park for approximately $2.8 million in cash, including customary closing costs, and the assumption of approximately $5.3 million of existing mortgage indebtedness.
     On June 19, 2008, the POP San Diego I Joint Venture acquired two commercial office buildings totaling approximately 81,000 rentable square feet located in San Diego, California. Pursuant to the terms

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
     On August 14, 2008, following exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through the Operating Partnership, of a 10% managing ownership interest in a joint venture (the “SoCal II Joint Venture”) that owns a portfolio of fifteen office and flex buildings totaling over 1,000,000 rentable square feet, situated on seven properties in Los Angeles, Orange and San Diego counties in Southern California. The acquisition price for the managing ownership interest was approximately $4.24 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for the managing ownership interest was approximately equal to the Shidler Affiliates’ cost of investment in the SoCal II Joint Venture. The JV Basis Differential attributable to the SoCal II Joint Venture upon acquisition was $0.21 million.
     We account for our investment in joint ventures under the equity method of accounting.
6.  Other Assets, net
     Other assets, net consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Deferred loan fees, net of accumulated amortization of $1.05 million and $0.77 million at March 31, 2009 and December 31, 2008, respectively	$3,175	$3,447
Prepaid expenses	1,971	1,232
Equity offering costs	237	—
Other	—	1

Total other assets, net	$5,383	$4,680

7.  Minimum Future Lease Rentals
     Future minimum base rentals on non-cancelable office leases for the periods succeeding March 31, 2009 are as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

Year
April 1, 2009 through December 31, 2009	$27,827
2010	33,057
2011	27,163
2012	20,061
2013	9,572
2014	6,470
Thereafter	15,476

Total future minimum base rental revenue	$139,626

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
8.  Accounts Payable and Other Liabilities
     Accounts payable and other liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Accounts payable	$476	$1,276
Interest payable	1,667	1,353
Deferred revenue	1,786	1,278
Security deposits	2,531	2,558
Deferred straight-line ground rent	3,314	2,811
Related party payable (Note 14 )	1,260	1,060
Accrued expenses	7,355	6,281
Asset retirement obligations	581	471

Total accounts payable and other liabilities	$18,970	$17,088

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
9. Mortgage and Other Collateralized Loans
     As of March 31, 2009, our mortgage and other collateralized loans were collateralized by real property owned by us. A summary of our mortgage and other collateralized loans at March 31, 2009 is as follows (in thousands):

	OUTSTANDING	UNAMORTIZED		INTEREST
	PRINCIPAL	PREMIUM		RATE AT	MATURITY
PROPERTY	BALANCE	(DISCOUNT)	NET	MARCH 31, 2009	DATE		AMORTIZATION
Clifford Center	$3,675	$—	$3,675	6.00%	8/15/2011	(a)	132 months
Davies Pacific Center	95,000	(1,026)	93,974	5.86%	11/11/2016		Interest Only
First Insurance Center	38,000	(631)	37,369	5.74%	1/1/2016		Interest Only
First Insurance Center	14,000	(235)	13,765	5.40%	1/6/2016		Interest Only
Pacific Business News Building	11,760	50	11,810	6.98%	4/6/2010		360 months
Pan Am Building	60,000	(41)	59,959	6.17%	8/11/2016		Interest Only
Waterfront Plaza	100,000	—	100,000	6.37%	9/11/2016		Interest Only
Waterfront Plaza	11,000	—	11,000	6.37%	9/11/2016		Interest Only
City Square	27,500	(187)	27,313	5.58%	9/1/2010		Interest Only
City Square (b)	26,612	—	26,612	LIBOR + 2.35%	9/1/2010		Interest Only
Sorrento Techonology Center	11,800	(197)	11,603	5.75%	1/11/2016		Interest Only

Subtotal	$399,347	$(2,267)	$397,080
Revolving line of credit (c)	3,000	—	3,000	Prime Rate +2.25% or LIBOR +3.50%	8/25/2010		Interest Only

Total	$402,347	$(2,267)	$400,080

(a)	The terms of the Clifford Center note payable provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee, which the Company expects to exercise.

(b)	The City Square note payable with an outstanding balance of $26.61 million at March 31, 2009 has an additional $1.89 million available to be drawn. In addition, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.

(c)	The revolving line of credit matures on August 25, 2010, but may be extended to February 25, 2011, subject to the satisfaction of certain conditions. At March 31, 2009, the interest rate on the revolving line of credit was 5.50%, based on KeyBank National Association’s Prime Rate plus a spread of 2.25% per annum. The 30-day LIBOR rate at March 31, 2009 was 0.50063%.
     The lenders’ collateral for notes payable, with the exception of the Clifford Center note payable, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases, rights under certain service agreements, and letters of credit posted by certain related parties of the Company. The lenders’ collateral for the Clifford Center note payable is the leasehold property as well as guarantees from affiliates of the Company.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The scheduled maturities for our mortgages and other collateralized loans for the periods succeeding March 31, 2009, assuming the exercise of extension options in existing debt agreements, are as follows (in thousands):

April 1, 2009 through December 31, 2009	$281
2010	69,040
2011	292
2012	310
2013	329
2014	2,294
Thereafter	329,801

Total	$402,347

Revolving Line of Credit
     We entered into a Credit Agreement dated as of August 25, 2008 (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. The Credit Facility provides up to $40.0 million of availability and may be borrowed on a revolving basis by us, subject to the satisfaction of certain conditions. Amounts borrowed under the Credit Facility bear interest at LIBOR plus 3.5% or at KeyBank’s prime rate plus 2.25%, at our election. As of March 31, 2009 the Company had outstanding borrowings of $3.0 million under the Credit Facility, with $27.0 million remaining as of that date and additional amounts up to $40.0 million outstanding (in aggregate) available for borrowing subject to the satisfaction of certain conditions. The outstanding borrowings are subject to an interest rate of 5.50% per annum, based on KeyBank’s prime rate plus 2.25%.
     The Credit Facility matures on August 25, 2010, but may be extended to February 25, 2011 at our election, subject to certain conditions. The Credit Facility is collateralized by certain interests in real estate of the Operating Partnership and is guaranteed by a wholly owned subsidiary of the Operating Partnership owning an interest in a commercial office property, certain affiliates of The Shidler Group and the Company. In addition, obligations of the Company and the Operating Partnership to the Advisor, and certain related parties of The Shidler Group, and other related party obligations, have been subordinated to obligations under the Credit Facility.
     The Credit Facility contains customary financial and other covenants, including covenants as to maximum leverage ratio, fixed charge coverage and minimum consolidated tangible net worth, and other customary terms and conditions. As of March 31, 2009, we were in compliance with our debt covenants.
10. Unsecured Notes Payable to Related Parties
     At March 31, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates of The Shidler Group in the aggregate principal amount of $23.78 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) a qualified public offering, as defined under the Master Agreement; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     For the period from March 20, 2008 through March 31, 2009, interest payments on unsecured notes payable to related parties of The Shidler Group have been deferred. At March 31, 2009 and at December 31, 2008, $1.61 million and $1.17 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
11. Derivative Instruments
     The Company has an interest rate cap on its City Square note payable (outstanding amount at March 31, 2009 of $26.61 million) for the notional amount of $28.50 million, which limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable. The interest rate cap does not constitute a hedge for accounting purpose. The estimated fair value of the interest rate cap at March 31, 2009 was not significant.
12. Commitments and Contingencies
Minimum Future Ground Rents
     We have ground lease agreements for both Clifford Center and Waterfront Plaza. The following table indicates our future minimum ground lease payments for the periods succeeding March 31, 2009 (in thousands):

April 1, 2009 through December 31, 2009	$1,678
2010	2,430
2011	2,440
2012	2,451
2013	2,463
2014	2,474
Thereafter	215,804

Total	$229,740

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
     The Waterfront Plaza ground lease expires December 31, 2060. The annual rental obligation resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to 8.0% of the fair market value of the land. However, the ground lease rent cannot be less than the rent for the prior period. For the periods succeeding December 31, 2035, we estimated the annual minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
     Our operating properties are located in Honolulu, San Diego, Los Angeles, Orange County and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the markets in which the tenants operate. No single tenant accounts for 10% or more of our total annualized base rents.
     Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable, and an interest rate contract. We maintain our cash and cash equivalents and restricted cash on deposit with what management believes are relatively stable financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the maximum amount; and, to date, we have not experienced any losses on our invested cash. Restricted cash held by lenders is held by those lenders in accounts maintained at major financial institutions. We perform ongoing credit evaluations of our tenants for potential credit losses.
Conditional Asset Retirement Obligations
     We follow FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”) and SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded when the fair value of the obligation can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties acquired in the Transactions, we recorded conditional asset retirement obligations related to asbestos removal. As of March 31, 2009 and December 31, 2008, the liability in our condensed consolidated balance sheets for conditional asset retirement obligations was $0.30 million and $0.29 million, respectively. The accretion expense was $0.01 million for the three months ended March 31, 2009. No accretion was recorded for the three months ended March 31, 2008.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     Clifford Center Ground Lease
     We are subject to a surrender clause under the Clifford Center property ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land if we have not complied with certain other provisions of the ground lease. These provisions require us to: (1) only make significant improvements or alterations to the building under the supervision of a licensed architect and/or structural engineer with lessor’s written approval; (2) comply with the Americans with Disabilities Act of 1990; and (3) comply with all federal, state, and local laws regarding the handling and use of hazardous materials. The requirement to remove the improvements is contingent, first, on our failure to comply with the terms of the lease and, second, upon the cost of compliance with the lease exceeding the estimated value of the improvements. To our knowledge, we are in substantial compliance with the Americans with Disabilities Act of 1990, all work is supervised by licensed professionals, and we are not aware of any violations of laws regarding the handling or use of hazardous materials at the Clifford Center property. If we fail to satisfy any of these requirements in the future, the obligation is subject to the lessor’s decision to require the improvements to be removed. We believe that it is improbable that there will ever be an obligation to retire the Clifford Center improvements pursuant to this provision.
     Waterfront Plaza Ground Lease
     We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires. Accordingly, as of March 31, 2009 and December 31, 2008, the liability in our condensed consolidated balance sheets for this asset retirement obligation was $0.28 million for both periods. The accretion expense was not significant for the three months ended March 31, 2009. No accretion was recorded for the three months ended March 31, 2008.
     Restaurant Row Theatre Venture Lease Termination
     We entered into a Termination of Lease Agreement on October 29, 2007 with a tenant that has been leasing 21,541 square feet at the Waterfront Property under a long term lease since 1993, at rates that we believe are currently below market rates. The Termination of Lease Agreement provides us with the option to terminate the lease with 70 days advance written notice to the tenant and, when terminated, to pay a lease termination fee to the tenant in the amount of $2.45 million. We did not exercise the option but placed a deposit of $0.25 million in escrow. The remaining balance due at termination of $2.21 million has been included in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets at March 31, 2009 and December 31, 2008. We reached an agreement with the tenant that extends our option period to terminate the lease through September 2009.
Purchase Commitments
     We are required by certain leases and loan agreements to complete tenant and building improvements. As of March 31, 2009, this amount is projected to be $7.82 million, of which $1.60 million will be funded through reserves currently classified as restricted cash.
Tax Protection Arrangements
     The Contributed Properties are subject to certain sale restrictions for ten years after the Effective Date. In the event we decide to sell a Contributed Property that would not provide continued tax deferral

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
to Venture, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Operating Partnership units.
13. Description of Equity Securities and Calculation of Non-controlling Interests and Earnings per Share
     The partnership interests of the Operating Partnership are divided into three classes: (i) the general partnership interest; (ii) the limited partnership interest or Common Units; and (iii) the Preferred Units. The general partnership interest may be expressed as a number of Common Units, Preferred Units or any other Operating Partnership unit. The general partnership interest is denominated as a number of Common Units equal to the number of shares of common stock outstanding as of the Effective Date and after considering sales of shares that day.
     Each Preferred Unit is convertible into 7.1717 Common Units, but no earlier than the later of March 19, 2010, and the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.568 million.
     The contractual terms and provisions of the Preferred Units include a BCF because it provides the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. The aggregate market price attributable to the Preferred Units is $223.30 million, based on a market price per share of the Company’s common stock of $6.85 relative to 32,597,328 common unit equivalents attributable to the 4,545,300 Preferred Units that were issued and are outstanding. The aggregate carrying value of Preferred Units was $70.40 million as of the date of their issuance. The aggregate amount of the BCF at March 31, 2009 was $62.14 million. The aggregate amount of the BCF will be recognized by the UPREIT upon the consummation of an underwritten public offering (of at least $75 million) of our common stock resulting in a increase in the carrying amount of non-controlling interests, and a corresponding decrease in retained deficit, in our condensed consolidated balance sheets. In addition, the BCF will be accreted by the UPREIT through the period ending on the earliest occurrence of either (i) the date we consummate an underwritten public offering (of at least $75 million) of our common stock or (ii) March 19, 2010. The accretion of the BCF is expected to result in an increase in the carrying amount of our non-controlling interests and a corresponding decrease to our retained deficit in our condensed consolidated balance sheets, resulting in no net impact to our consolidated financial position or consolidated net income or loss.
     Common Units and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. However, Venture, as the initial holder of these units, has the contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by Venture. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation. The Proportionate Voting Preferred Stock entitles the Advisor to vote on all matters for which the common stockholders are entitled to vote. The number of votes that the Advisor is entitled to cast at the direction of Venture, as the Operating Partnership unit holder, equals the total number of common shares issuable upon exchange of the Common Units and Preferred Units issued in connection with the Transactions. This number will decrease to the extent that these Operating

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Partnership units are exchanged for shares of common stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.
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
     Non-controlling interests include the interests in the Operating Partnership that are not owned by us, which amounted to 82.51% of the Common Units and all of the Preferred Units outstanding as of March 31, 2009. During the three months ended March 31, 2009, no Operating Partnership units were redeemed or issued. As of March 31, 2009, 46,896,795 shares of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.
     We present both basic and diluted earnings per share. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their ownership percentages in the Operating Partnership of 17.49% and 82.51%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.
     Outstanding Preferred Units of the Operating Partnership are convertible into Common Units, but no earlier than the later of March 19, 2010 and the date we consummate an underwritten public equity offering (of at least $75 million) of our common stock, which is a contingent event. The Common Units into which the Preferred Units will become convertible will become exchangeable for shares of our common stock one year after such conversion. Preferred Units outstanding at March 31, 2009 represent 32,597,528 common share equivalents, on an as-if converted basis. The probability that this contingency will be satisfied is currently not determinable. Accordingly, the Preferred Units, on an as-if converted basis, have not been included in our calculation of diluted earnings per share, including our calculation of the weighted average number of common and common equivalent shares outstanding.
     Upon adoption of FAS 160, previously reported noncontrolling interests have been reclassified. A reconciliation between the amounts previously reported and their current measurements at December 31, 2008 is shown below (there was no impact on December 31, 2007 presentation):

	Non-Controlling	Additional Paid-in
	Interests	Capital

Balance at December 31, 2008, as reported	$75,823	$8,144
Reversal of cumulative prior rebalancing adjustments	(3,945)	3,945

Balances at December 31, 2008, as adjusted	$71,878	$12,089

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The changes in total equity and noncontrolling interests for the period from December 31, 2008 to March 31, 2009 are shown below (in thousands):

	Pacific Office
	Properties Trust,	Non-controlling
	Inc.	interests	Total

Balance at December 31, 2008	$5,230	$71,878	$77,108
Net loss	(1,056)	(4,427)	(5,483)
Stock compensation	40	—	40
Basis adjustment upon consummation of Transactions	309	(309)	—
Dividends and distributions	(152)	(1,283)	(1,435)

Balance at March 31, 2009	$4,371	$65,859	$70,230

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Loss per Share/Loss per Unit
     The following is the basic and diluted loss per share/unit (in thousands, except share/unit and per share/unit amounts):

	Pacific Office Properties		Pacific Office Properties Trust,
	Trust, Inc.	Total	Inc.	Waterfront
		For the period from		For the period from
	For the three months ended	January 1, 2008 through	For the period from March 20,	January 1, 2008 through
	March 31, 2009	March 31, 2008	2008 through March 31, 2008	March 19, 2008
Net loss attributable to common share/unit holders - basic and diluted (1)	$(1,056)	$(4,684)	$(3,220)	$(1,464)

Weighted average number of common shares	3,031,125		3,031,125
Potentially dilutive common shares(2)
Restricted Stock Units (RSU)	—		—

Weighted average number of common shares/units outstanding — basic and diluted	3,031,125		3,031,125

Net loss per share — basic and diluted	$(0.35)		$(1.06)

Weighted average number of units outstanding — basic and diluted				3,494,624

Net loss per unit — basic and diluted(3)				$(0.42)

Notes:

(1)	For the three months ended March 31, 2009 and for the period from March 20, 2008 through March 31, 2008, net loss attributable to common stockholders includes $0.56 million and $0.07 million of priority allocation to preferred unit holders, respectively, which is included in non-controlling interests in the condensed consolidated statements of operations. For the period from January 1, 2008 through March 19, 2008, net loss attributable to common stockholders included $0.11 million of priority allocation to preferred unit holders.

(2)	For the three months ended March 31, 2009 and for the periods presented the potentially dilutive effect of 24,240 restricted stock units were not included in the net loss per share calculation as their effect is anti-dilutive. There were no securities outstanding at March 31, 2009 or March 31, 2008 which would, upon conversion, result in dilution of EPS.

(3)	We computed net loss per Common Unit for the periods prior to the Transactions by increasing the historical net loss of Waterfront by the 2% cumulative distributions payable on the Preferred Units received by the former owners of Waterfront and dividing that total by the weighted average number of Common Units received by the former owners of Waterfront. We did not include the dilution impact of Preferred Units because the units are contingently convertible and the probability that the contingency will be satisfied is currently not determinable.
     Dividends and Distributions
     On May 12, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the second quarter of 2009. The dividend will be paid on July 15, 2009 to holders of record of common stock on June 30, 2009. Commensurate with our declaration of a quarterly cash dividend, we will pay distributions to holders of record of Common Units at June 30, 2009 in the amount of $0.05 per Common Unit, on July 15 2009. In addition, we will pay 2% distributions to holders of record of Preferred Units at June 30, 2009, on July 15, 2009.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     On March 3, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the first quarter of 2009. The dividend was paid on April 15, 2009 to holders of record of common stock on March 31, 2009. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at March 31, 2009 in the amount of $0.05 per Common Unit, on April 15, 2009. In addition, we paid distributions to holders of record of Preferred Units at March 31, 2009, which were paid on April 15, 2009.
     Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.57 million, which were paid on April 15, 2009.
     On December 2, 2008, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the fourth quarter 2008. The dividend was paid on January 15, 2009 to holders of record of common stock at December 31, 2008. In addition, we paid distributions to holders of record of Common Units at December 31, 2008 in the amount of $0.05 per Common Unit, which were paid on January 15, 2009; and we also paid distributions to holders of record of Preferred Units at December 31, 2008, which were paid on January 15, 2009.
     Dividends declared are included in retained deficit in the accompanying condensed consolidated balance sheets. Distributions on Common and Preferred Units are included in non-controlling interests in the accompanying condensed consolidated balance sheets.
14. Related Party Transactions
     We are externally advised by the Advisor, an entity owned and controlled by our founder, The Shidler Group. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to the Advisory Agreement. The Advisor is entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum. The corporate management fee is subject to reduction of up to $750,000 based upon the amounts of certain direct costs that we bear. Additionally, the Advisor and its affiliates are entitled to receive real property transaction management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, as well as property transaction management fees in an amount equal to 1% of the contract price of any acquired or disposed property, provided, however, that such real property management fees and property transaction management fees must be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located. Pursuant to the Advisory Agreement, the Advisor shall bear the cost for any expenses incurred by the Advisor in the course of performing its advisory services for the Company.
     The Advisor is also entitled to certain fees related to any placement of debt or equity that we may undertake, including (i) 0.50% of the total amount of co-investment equity capital procured, (ii) 0.50% of the total gross offering proceeds including, but not limited to, the issuance or placement of equity securities and the issuance of Operating Partnership units, and (iii) 0.50% of the principal amount of any

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
new indebtedness related to properties that we wholly own, and on properties owned in a joint venture with co-investment partners or entity-level financings, as well as on amounts available on our credit facilities and on the principal amount of indebtedness we may issue.
     The Advisory Agreement terminates on March 19, 2018. Prior to that date, however, we retain the right to terminate the Advisory Agreement upon 30 days prior written notice. In the event we decide to terminate the Advisory Agreement in order to internalize management and become self-managed, we would be obligated to pay the Advisor an internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. Further, the Advisor retains the right to terminate the Advisory Agreement upon 30 days prior written notice in the event we default in the performance or observance of any material provision of the Advisory Agreement.
     During the three months ended March 31, 2009 and March 31, 2008, we incurred $0.19 million, net and $0.024 million, net, respectively, in corporate management fees attributable to the Advisor which have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the three months ended March 31, 2009. Included in accounts payable and other liabilities in our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, were $1.26 million and $1.06 million, respectively, of amounts payable to related parties of The Shidler Group which primarily consist of rental revenues received by us subsequent to the date of the formation transactions, but that related to the Contributed Properties prior to the date of the formation transactions.
     We and Waterfront paid amounts to certain related entities of The Shidler Group for services provided relating to leasing, property management and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

	Pacific Office
	Properties Trust,		Pacific Office
	Inc.	Total	Properties Trust, Inc.	Waterfront
			For the period from	For the period from
	For the three	For the three	March 20, 2008	January 1, 2008
	months ended	months ended	through March 31,	through March 19,
	March 31, 2009	March 31, 2008	2008	2008
Property management fees to affiliates of Advisor	$836	$308	$145	$163
Leasing commissions	59	124	124	—
Corporate management fees to Advisor	187	—	—	—
Interest	437	—	—	—
Construction management fees and other	6	4	1	3

Total	$1,525	$436	$270	$166

     Leasing commissions are capitalized as deferred leasing costs and included in “Intangible assets, net” in the accompanying condensed consolidated balance sheets. These costs are amortized over the life of the related lease.
     Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.0% to 4.0%), plus the payroll costs of on-site employees and are included in “Rental property operating” expenses in the accompanying condensed consolidated statements of operations.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     Property financing fees paid to the Advisor are capitalized and included as other assets in the accompanying condensed consolidated balance sheets. These costs are amortized over the term of the related loan.
     We lease commercial office space to affiliated entities. The annual rents from these leases totaled $0.15 million for the three months ended March 31, 2009.
     During 2008, following exercise of the Option, we consummated the acquisition of managing ownership interests in five joint ventures. Additionally, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement, which caused the method of accounting to change to the equity method. Please see Note 5 for further discussion on our acquisitions of unconsolidated joint ventures.
     At March 31, 2009, $1.61 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets. See Note 10 for a detailed discussion on these notes payable.
15. Share-Based Payments
     On May 21, 2008, the Board of Directors of the Company adopted the 2008 Directors’ Stock Plan, as amended and restated (the “2008 Directors’ Plan”), subject to stockholder approval. The Company reserved 150,000 shares of the Company’s common stock under the 2008 Directors’ Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards. However, only restricted stock awards are permitted to be issued until stockholder approval of the 2008 Directors’ Plan at or prior to the 2009 annual meeting. In the event the 2008 Directors’ Plan is not approved or obtaining stockholder approval otherwise becomes infeasible, the restricted stock awards shall be settled in cash on the date of the 2009 annual meeting. Management determined that the classification of the award as equity is appropriate, as cash settlement is outside of the control of the grantee and cash settlement is not probable.
     On May 21, 2008, the Company issued restricted stock awards representing 24,240 shares under the 2008 Directors’ Plan, which awards will vest on the date of the Company’s 2009 annual meeting. The grant date fair value of each restricted stock unit was $6.60, which was the closing stock price on May 21, 2008. Accordingly, as required by SFAS No. 123(R), the Company recognized $0.040 million of compensation expense attributable to the 2008 Directors’ Plan during the three months ended March 31, 2009. This amount is included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009. As of March 31, 2009, none of our share-based payments to directors are vested.
     Upon the Effective Date and in connection with the Transactions, certain employees and officers of the Advisor and the Company were granted fully vested indirect ownership interests in the Operating Partnership with an estimated fair value upon the Effective Date of $16.194 million. Accordingly, the Company recognized a one-time non-cash compensation charge in the amount of $16.194 million for the period from March 20, 2008 through March 31, 2008. This amount has been included in the condensed consolidated statements of operations for the period from March 20, 2008 through March 31, 2008.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
16. Segment Reporting
     SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision making purposes. We own and operate office properties, concentrating initially on the long-term growth submarkets of Honolulu and the western United States including Southern California, and the greater Phoenix metropolitan area. We are aggregating our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.
     The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three months ended March 31, 2009 and March 31, 2008 (in thousands):

	For the three months ended March 31, 2009
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,596	$3,306	$4	$10,906

Tenant reimbursements	5,435	287	—	5,722
Parking	1,807	250	—	2,057
Other	25	10	50	85

Total revenue	14,863	3,853	54	18,770

Expenses:
Rental property operating	7,865	2,050	—	9,915
General and administrative	—	—	1,149	1,149
Depreciation and amortization	4,598	1,929	—	6,527
Interest	5,230	836	653	6,719

Total expenses	17,693	4,815	1,802	24,310

Loss before equity in net earnings of unconsolidated joint ventures and non-operating income	$(2,830)	$(962)	$(1,748)	$(5,540)

Equity in net earnings of unconsolidated joint ventures				54
Non-operating income				3
Net loss attributable to non-controlling interests				4,427

Net loss attributable to stockholders				$(1,056)

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

	For the three months ended March 31, 2008
		Mainland-
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$3,965	$556	$—	$4,521
Tenant reimbursements	2,142	46	—	2,188
Parking	793	33	—	826
Other	32	38	—	70

Total revenue	6,932	673	—	7,605

Expenses:
Rental property operating	4,631	266	—	4,897
General and administrative	—	4	95	99
Share-based compensation expense	—	—	16,194	16,194
Interest	2,211	205	38	2,454
Depreciation and amortization	1,431	319	—	1,750
Other	108	35	—	143

Total expenses	8,381	829	16,327	25,537

Loss before equity in net loss of unconsolidated joint ventures and non-operating income	$(1,449)	$(156)	$(16,327)	$(17,932)

Net loss attributable to non-controlling interests				13,248

Net loss attributable to stockholders				$(4,684)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of March 31, 2009 and December 31, 2008 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
As of March 31, 2009:
Total assets	$381,833	$128,880	$13,529	$524,242

Goodwill	$40,469	$21,550	$—	$62,019

Capital expenditures	$479	$162	$—	$641

As of December 31, 2008:
Total assets	$383,966	$130,062	$15,869	$529,897

Goodwill	$40,144	$21,375	$—	$61,519

Capital expenditures	$7,000	$1,514	$—	$8,514

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
17. Registration Statement
     On February 6, 2009, the Company filed a registration statement on Form S-11 with the SEC. The registration statement provides for the sale and issuance of up to $350 million in shares of a class of common stock (“Senior Common Stock”), including up to $300 million in shares to be sold to the public at a price of $10.00 per share and up to $50 million in shares to be issued pursuant to a dividend reinvestment plan, at a price of $9.50 per share. The Company intends to sell the Senior Common Stock in a continuous offering through a dealer-manager on a “best efforts” basis and does not intend to have these shares listed on any securities exchange or quoted on an automated quotation system. The proceeds from the sale of Senior Common Stock will primarily be used for the acquisition of commercial office buildings in the Company’s targeted markets.

Pacific Office Properties Trust, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q. The following discussion of the Company’s financial information was significantly affected by the consummation of the Transactions. It was determined for purposes of the Transactions that the Contributed Properties were not under common control. In accordance with SFAS No. 141, Waterfront, which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical information of Waterfront from that of the Company. Historical results set forth in the condensed consolidated financial statements included in Item 1 and this Section should not be taken as indicative of our future operations.
Note Regarding Forward-Looking Statements
     Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, strategies, expectations, risks and uncertainties. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements regarding strategic transactions such as mergers or acquisitions or a possible dissolution of the Company; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “believe”, “may”, “will”, “should”, “could”, “would”, “predict”, “potential”, “continue”, “plan”, “anticipate”, “estimate”, “expect”, “intend”, “objective”, “seek”, “strive” and similar expressions, as well as statements in future tense, identify forward-looking statements.
     Certain matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements. The risks and uncertainties inherent in such statements may cause actual future events or results to differ materially and adversely from those described in the forward-looking statements.
     We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008. You should bear this in mind as you consider forward-looking statements.
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Pacific Office Properties Trust, Inc.
Overview
     We are a Maryland corporation and have elected to be treated as a REIT under the Code. Our common stock is currently listed and publicly traded on the NYSE Amex under the symbol “PCE”. We are primarily focused on owning and operating office properties in the western United States, concentrating initially on the long-term growth submarkets of Honolulu, Southern California, and the greater Phoenix metropolitan area. For a detailed discussion of our segment operations, please see Note 16 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Through the Operating Partnership we own eight wholly-owned fee simple and leasehold office properties and interests in fifteen office properties which we hold through six joint ventures. Our current portfolio totals approximately 4.3 million rentable square feet (see the table in Note 1, “Organization and Ownership” for a breakdown between wholly-owned and joint venture properties). We are advised by the Advisor, an entity owned and controlled by our founder, The Shidler Group, pursuant to the Advisory Agreement. The Advisor is responsible for the day-to-day operation and management of the Company.
     We maintain a website at www.pacificofficeproperties.com. Information on this website shall not constitute part of this Form 10-Q. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available without charge on our website. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors.

Pacific Office Properties Trust, Inc.
     Our property statistics as of March 31, 2009 for our wholly-owned properties are as follows:
Consolidated Properties

			RENTABLE
PROPERTY	MARKET	BUILDINGS	SQ. FT.

Waterfront Plaza	Honolulu	1	534,475
500 Ala Moana Boulevard

Davies Pacific Center	Honolulu	1	353,224
841 Bishop Street

Pan Am Building	Honolulu	1	209,889
1600 Kapiolani Boulevard

First Insurance Center	Honolulu	1	202,992
1100 Ward Avenue

Pacific Business News Building	Honolulu	1	90,559
1833 Kalakaua Avenue

Clifford Center	Honolulu	1	72,415
810 Richards Street

City Square	Phoenix	3	738,422
3800 North Central Avenue 3838 North Central Avenue
4000 North Central Avenue

Sorrento Technology Center	San Diego	2	63,363
10140 Barnes Canyon Road
10180 Barnes Canyon Road

Total — Consolidated Properties		11	2,265,339

Pacific Office Properties Trust, Inc.
     We also own managing ownership interests in six joint ventures which own fifteen commercial office properties (the “Unconsolidated Joint Ventures”). The Unconsolidated Joint Ventures are accounted for under the equity method of accounting. Property statistics as of March 31, 2009 for our Unconsolidated Joint Ventures are as follows:
Joint Venture Properties

			RENTABLE	PERCENTAGE
PROPERTY	MARKET	BUILDINGS	SQ. FT.	OWNERSHIP

Seville Plaza	San Diego	3	138,576	7.50%
5469 Kearny Villa Road 5471 Kearny Villa Road 5473 Kearny Villa Road

Torrey Hills Corporate Center	San Diego	1	24,066	32.17%
11250 El Camino Real

Palomar Heights Plaza	San Diego	3	45,538	32.17%
5860 Owens Avenue (Building A) 5876 Owens Avenue (Building B) 5868 Owens Avenue (Building C)

Palomar Heights Corporate Center	San Diego	1	64,812	32.17%
5857 Owens Avenue (Corporate Center)

Scripps Ranch Business Park	San Diego	2	47,248	32.17%
9775 Business Park Avenue 10021 Willow Creek Road

Black Canyon Corporate Center	Phoenix	1	218,694	17.50%
16404 N. Black Canyon Highway

U.S. Bank Center	Phoenix	2	372,676	7.50%
101 N. First Avenue 21 West Van Buren Street

Bank of Hawaii Waikiki Center	Honolulu	1	152,288	17.50%
2155 Kalakaua Avenue

South Coast Executive Center	Orange County	1	61,025	10.00%
1503 South Coast Drive

Via Frontera Business Park	San Diego	2	78,819	10.00%
10965 Via Frontera Drive 10993 Via Frontera Drive

Poway Flex	San Diego	1	112,000	10.00%
13550 Stowe Drive (Poway)

Carlsbad Corporate Center	San Diego	1	121,528	10.00%
1950 Camino Vida Roble

Savi Tech Center	Orange County	4	372,327	10.00%
Savi Tech -22705 Savi Ranch Parkway Savi Tech -22715 Savi Ranch Parkway Savi Tech -22725 Savi Ranch Parkway Savi Tech -22745 Savi Ranch Parkway

Yorba Linda Business Park	Orange County	5	166,042	10.00%
22343 La Palma Avenue 22345 La Palma Avenue 22347 La Palma Avenue 22349 La Palma Avenue 22833 La Palma Avenue

Gateway Corporate Center	San Gabriel	1	85,216	10.00%
1370 Valley Vista Drive

Total — Joint Venture Properties		29	2,060,855

PORTFOLIO TOTALS:		40	4,326,194

Pacific Office Properties Trust, Inc.
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
     In consideration for the Contributed Properties, the Operating Partnership issued to Venture 13,576,165 Common Units and 4,545,300 Preferred Units. The Common Units are convertible into shares of our common stock no earlier than two years after the Effective Date. Each Preferred Unit is convertible into 7.1717 Common Units, but no earlier than the later of March 19, 2010 and the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from Preferred Units to Common Units.
     As a result of the Reincorporation, AZL’s common stock, which traded under the symbol “AZL,” ceased trading on the American Stock Exchange (“AMEX”) following the close of trading on March 19, 2008. On March 20, 2008, the common stock began trading on the NYSE Amex, successor to AMEX, under the symbol “PCE.” For purposes of Rule 12g-3(a) of the Exchange Act, the Company is the successor issuer to AZL.
Market Information
     Market and industry data and other statistical information used throughout this section are based on independent industry publications, including CB Richard Ellis as it relates to our Honolulu office market and Grubb & Ellis as it relates to all our other office markets. Some data are also based on our good faith estimates, which are derived from our review of management’s knowledge of the industry and independent sources. Although we are not aware of any misstatements regarding the industry data that we present in this prospectus, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008, and under “Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Pacific Office Properties Trust, Inc.
Honolulu Segment
     Honolulu Office Market
     We have seven properties that represent approximately 1,490,200 effective rentable square feet (or 58.98% of our Effective Portfolio) located in the Honolulu office submarkets of Honolulu Downtown (Central Business District), Waikiki and Kapiolani at March 31, 2009. These office submarkets, based on a combined weighted average, experienced net negative absorption of approximately 101,900 square feet during the first quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets decreased by 152 basis points from 89.77% occupied as of December 31, 2008 to 88.25% occupied as of March 31, 2009. During the first quarter of 2009, average asking rents decreased by 0.68% from $36.80 per annualized square foot as of December 31, 2008 to $36.55 per annualized square foot as of March 31, 2009.
Western United States Segment
     Phoenix Office Market
     We have three properties that represent approximately 804,600 effective rentable square feet (or 31.85% of our Effective Portfolio) located in the Phoenix office submarkets of Phoenix Downtown North, Downtown South and Deer Valley at March 31, 2009. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 200,700 square feet during the first quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets decreased by 123 basis points from 84.32% occupied as of December 31, 2008 to 83.09% occupied as of March 31, 2009. During the first quarter of 2009, average asking rents decreased by 5.40% from $27.76 per annualized square foot as of December 31, 2008 to $26.26 per square foot annually as of March 31, 2009.
     San Diego Office Market
     We have nine properties that represent approximately 163,400 effective rentable square feet (or 6.47% of our Effective Portfolio) located in the San Diego office submarkets of San Diego North County and Central County at March 31, 2009. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 366,100 square feet during the first quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets decreased by 124 basis points from 85.38% occupied as of December 31, 2008 to 84.14% occupied as of March 31, 2009. During the first quarter of 2009, average asking rents increased by 1.07% from $28.90 per annualized square foot as of December 31, 2008 to $29.21 per annualized square foot as of March 31, 2009.
Critical Accounting Policies
     This discussion and analysis of the historical financial condition and results of operations is based upon the accompanying condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. Summarized below are those accounting policies that require material subjective or complex judgments and that have the most significant impact on financial conditions and results of operations. These estimates have been evaluated on an ongoing basis, based upon

Pacific Office Properties Trust, Inc.
information currently available and on various assumptions that management believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of the results of operations and financial conditions to those of other companies.
     Investment in Real Estate. In accordance with SFAS No. 141, Business Combinations, the entity with the largest equity balance, Waterfront, was designated as the acquiring entity in the business combination pursuant to the Transactions for financial accounting purposes, and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture and substantially all of the assets and certain liabilities of AZL were deemed to be acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. In accordance with EITF No. 90-5, Exchanges of Ownership Interests between Entities under Common Control, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.
     In accordance with EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the price of the common stock of AZL was determined to be $5.10 per share at the Effective Date. The fair value of a Preferred Unit at the Effective Date was estimated to be $37.31 after taking into account the AZL common stock price of $5.10, determined under EITF No. 99-12, and various other factors that determine the value of a convertible security.
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

Pacific Office Properties Trust, Inc.
     Impairment of Long-Lived Assets. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate carrying value is reduced to fair value and impairment loss is recognized. We did not recognize an impairment loss on our long-lived assets during the three month period ended March 31, 2009.
     Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a “reporting unit” on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the reporting unit level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the reporting unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, an impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its fair value. As of March 31, 2009, nothing has come to our attention to cause us to believe that our carrying amount of our goodwill is impaired.
     Revenue Recognition.
     All tenant leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the terms of the leases. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.
     Rental revenue from parking operations and rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.
     Lease termination fees, which are included in rental income in the accompanying condensed consolidated statements of operations, are recognized when the related leases are canceled and where no corresponding continuing obligation to provide services to such former tenants exists.
     Other income on the accompanying condensed consolidated statements of operations generally includes income incidental to operations and are recognized when earned.
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

Pacific Office Properties Trust, Inc.
          Investments in Joint Ventures. We analyze our investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Based on the guidance set forth in SFAS Interpretation No. 46(R), we have determined that one of our joint ventures is a variable interest entity. We are not deemed to be the primary beneficiary of that variable interest entity. Our investment in joint ventures that are not variable interest entities is accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures within the provisions of EITF 04-5. Our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. Accordingly, we have determined that the equity method of accounting is appropriate for our investments in joint ventures.
          Income Taxes. We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Based on our estimates, we do not believe that we have generated taxable income during the period from March 20, 2008 to March 31, 2009. Accordingly, no provision for income taxes has been recognized by the Company.
          Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. As of March 31, 2009, none of our subsidiaries were considered a TRS.
Results of Operations
          The following discussion regarding the results of operations was significantly affected by the Transactions. Accordingly, the historical financial information presented below for periods prior to March 20, 2008 represents that of Waterfront. Further, the historical information presented below for the period beginning after March 20, 2008 represents that of the Company. The business operations of the Company are substantially larger in scope than Waterfront and we do not believe the results are comparable. Our discussion below addresses the historical information for the three months ended March 31, 2009 for the Company, and the historical information for the period January 1, 2008 to March 19, 2008 for Waterfront, plus the period from March 20, 2008 to March 31, 2008 for the Company, on a combined basis (the “Combined Entity”).

Pacific Office Properties Trust, Inc.
Overview
          As of March 31, 2009, the Property Portfolio and Effective Portfolio were 85.39% and 85.21% leased, respectively, to a total of 1,002 tenants. Approximately 10.3% of our Property Portfolio leased square footage expires during the remainder of 2009 and approximately 11.6% of our Property Portfolio leased square footage expires during 2010. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years. See Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion on risk factors pertaining to the current credit market environment.
          As of March 31, 2009, our consolidated Honolulu portfolio was 90.56% leased, with approximately 138,100 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 89.39% leased, with approximately 16,200 square feet available. Our effective Honolulu portfolio was 90.54% leased, with approximately 154,300 square feet available.
          As of March 31, 2009, our consolidated Phoenix portfolio was 73.15% leased, with approximately 198,200 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 75.37% leased, with approximately 145,600 square feet available. Our effective Phoenix portfolio was 73.05% leased, with approximately 343,900 square feet available.
          As of March 31, 2009, our consolidated San Diego portfolio was 100% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 91.35% leased, with approximately 54,700 square feet available. Our effective San Diego portfolio was 95.16% leased, with approximately 54,700 square feet available.
Comparison of three months ended March 31, 2009 to the three months ended March 31, 2008
Revenues
          Rental Revenue. Rental revenue for the Company for the three months ended March 31, 2009 was $10.91 million compared to $4.52 million for the Combined Entity for the three months ended March 31, 2008. The increase of $6.39 million in rental revenue for the Company compared to the Combined Entity was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio, 90 days in the 2009 period compared to 12 days in the 2008 period.
          Tenant Reimbursements. Tenant reimbursements for the Company for the three months ended March 31, 2009 was $5.72 million compared to $2.19 million for the Combined Entity for the three months ended March 31, 2008. The increase of $3.53 million in tenant reimbursements for the Company compared to the Combined Entity was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio, 90 days in the 2009 period compared to 12 days in the 2008 period.
          Parking Revenue. Parking revenue for the Company for the three months ended March 31, 2009 was $2.06 million compared to $0.83 million for the Combined Entity for the three months ended March 31, 2008. The increase of $1.23 million in parking revenues for the Company compared to the Combined Entity was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio, 90 days in the 2009 period compared to 12 days in the 2008 period.

Pacific Office Properties Trust, Inc.
Expenses
          Rental Property Operating Expenses. Rental property operating expenses for the Company for the three months ended March 31, 2009 was $9.92 million compared to $4.90 million for the Combined Entity for the three months ended March 31, 2008. The increase of $5.02 million in rental property operating expenses for the Company compared to the Combined Entity was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio, 90 days in the 2009 period compared to 12 days in the 2008 period.
          General and Administrative. General and administrative expense for the Company for the three months ended March 31, 2009 was $1.15 million compared to $16.29 million for the Combined Entity for the three months ended March 31, 2008. The decrease is primarily due to a $16.19 million share-based compensation charge resulting from the Transactions during the three months ended March 31, 2008.
          Depreciation and Amortization Expense. Depreciation and amortization expense for the Company for the three months ended March 31, 2009 was $6.53 million compared to $1.75 million for the Combined Entity for the three months ended March 31, 2008. The increase of $4.78 million in depreciation and amortization expense for the Company compared to the Combined Entity was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio, 90 days in the 2009 period compared to 12 days in the 2008 period.
          Interest Expense. Interest expense for the Company for the three months ended March 31, 2009 was $6.72 million compared to $2.45 million for the Combined Entity for the three months ended March 31, 2008. The increase of $4.27 million in interest expense for the Company compared to the Combined Entity was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio, 90 days in the 2009 period compared to 12 days in the 2008 period.
Liquidity and Capital Resources
Cash Balances, Available Borrowings and Capital Resources
          As of March 31, 2009, we had $6.54 million in cash and cash equivalents as compared to $4.46 million as of December 31, 2008. In addition, we had restricted cash balances of $5.27 million as of March 31, 2009 as compared to $7.27 million as of December 31, 2008. Restricted cash primarily consists of interest bearing cash deposits required by certain of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs. In addition, we have a revolving credit facility that provides up to $40.0 million of availability and may be borrowed on a revolving basis, subject to the satisfaction of certain conditions. As of March 31, 2009, we had outstanding borrowings of $3.0 million under the credit facility, with $27.0 million remaining as of that date and additional amounts up to $40.0 million outstanding (in aggregate) available for borrowing subject to the satisfaction of certain conditions. We anticipate that our restricted reserves, as well as our existing sources of liquidity, including existing cash on hand, cash flows from operations, and our credit facility will be sufficient to fund our capital expenditures or needs for our existing Property Portfolio during the next twelve months.
          We expect to finance our operations, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow, existing cash on hand, proceeds from refinancing of existing indebtedness and through other available investment and financing activities, including proceeds from our revolving line of credit. We plan for our future financing activities to include selling a portion of the equity in the properties in which we currently hold whole interests. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs for our existing Property Portfolio over the next twelve months, including recurring non-revenue enhancing capital expenditures in our

Pacific Office Properties Trust, Inc.
portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.
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
          As of March 31, 2009, our total consolidated debt was approximately $423.86 million with a weighted average interest rate of 5.891% and a weighted average remaining term of 6.2 years.
Cash Flows
          Net cash provided by operating activities for the Company for the three months ended March 31, 2009 was $2.17 million compared to $1.06 million for the Combined Entity for the three months ended March 31, 2008. The increase of $1.11 million for the Company compared to the Combined Entity was primarily attributable to incremental cash flow due to the number of days the properties acquired at the Effective Date were in our portfolio, 90 days in the 2009 period compared to 12 days in the 2008 period.
          Net cash provided by investing activities for the Company for the three months ended March 31, 2009 was $1.74 million compared to $2.18 million for the Combined Entity for the three months ended March 31, 2008. Cash provided by investing activities for the 2009 period was partially comprised of $2.0 million in restricted cash resulting from $1 million return of escrow deposit and payments of real property taxes from our reserve accounts. We received $0.44 million in capital distributions from our investments in unconsolidated joint ventures. We expect to continue to receive on a periodic basis cash in the form of capital distributions from our investments in unconsolidated joint ventures to the extent that those respective investments generate cash available for distributions and that we, as managing members of these joint ventures, elect to have such distributions of capital paid to the respective members in accordance with the respective operating agreements. Net cash provided by investing activities for the Combined Entity during the 2008 period is partially comprised of $8.01 million attributable to cash held by Contributed Properties upon the Effective Date. The cash we received that was held by Contributed Properties upon the Effective Date was an event that we do not expect to recur as it was specifically attributable to the Transactions. Our cash provided by investing activities for the 2008 period was partially offset by $4.06 million in deferred acquisition costs related to the Transactions, which we also do not expect to be recurring.
          Net cash used in financing activities was $1.83 million for the three months ended March 31, 2009 compared to $8.33 million in net cash provided by financing activities for the Combined Entity for the three months ended March 31, 2008. Our cash used during the 2009 period was primarily attributable to $1.28 million in distributions paid to non-controlling interests, which we expect to continue paying. Net cash provided by financing activities for the 2008 period was partially comprised of $6.35 million of proceeds received from the issuance of equity securities upon the Effective Date and $4.17 million of cash received as equity contributions. We intend to continue to increase our cash flow provided by financing activities from the issuance of equity securities from time to time, subject to the effective registration by the SEC (or an applicable exemption from registration) of the securities we contemplate selling and the existence of optimal market and selling conditions. We do not however expect to continue to receive equity contributions in a manner similar to that received during

Pacific Office Properties Trust, Inc.
the 2008 period based on our capital structure after the Transactions. Our cash provided by financing activities in the 2008 period was partially offset by the $1.43 million paid as equity distributions. We do not expect to continue to pay equity distributions in a manner similar to that paid during this period based on our capital structure after the Transactions.

Pacific Office Properties Trust, Inc.
Indebtedness
Mortgage and Collateralized Loans
          The following table sets forth information relating to the material borrowings with respect to our properties as of March 31, 2009. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and a balloon payment at maturity, and all numbers, other than percentages, are reported in thousands:

						BALANCE
						DUE AT
		INTEREST		MATURITY		MATURITY	PREPAYMENT/
PROPERTY	AMOUNT	RATE		DATE		DATE	DEFEASANCE

Clifford Center (1)	3,675	6.00%		8/15/2011		3,032	(2)
Davies Pacific Center	95,000	5.86%		11/11/2016		95,000	(3)
First Insurance Center	38,000	5.74%		1/1/2016		38,000	(4)
First Insurance Center	14,000	5.40%		1/6/2016		14,000	(5)
Pacific Business News Building (6)	11,760	6.98%		4/6/2010		11,613	(7)
Pan Am Building	60,000	6.17%		8/11/2016		60,000	(8)
Waterfront Plaza	100,000	6.37%		9/11/2016		100,000	(9)
Waterfront Plaza	11,000	6.37%		9/11/2016		11,000	(10)
City Square	27,500	5.58%		9/1/2010		27,500	(11)
City Square (12)	26,612	LIBOR + 2.35%		9/1/2010		26,612	(13)
Sorrento Technology Center (14)	11,800	5.75	%(15)	1/11/2016	(15)	11,800	(16)

Subtotal	$399,347
Revolving line of credit (17)		Prime Rate +2.25%
	3,000	or LIBOR +3.50%		8/25/2010		3,000

Outstanding principal balance	$402,347
Less: Unamortized discount, net	(2,267)

Net	$400,080

(1)	Requires monthly principal and interest payments of $39.8. The initial maturity date is August 15, 2011. We have the option to extend the maturity date to August, 15, 2014 for a nominal fee.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)	Loan is prepayable, after second anniversary of its securitization, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.

(4)	Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance. No premium due after October 1, 2015. Loan may also be defeased after earlier of December 2008 or two years after the “start-up date” of the loan, if securitized.

(5)	Loan is not prepayable until October 6, 2015; however, loan may be defeased after earlier of August 2009 and two years after the “start-up date” of the loan, if securitized. No premium is due upon prepayment.

(6)	Requires monthly principal and interest payments of $81.

(7)	Loan may not be prepaid until February 6, 2010. No premium is due upon prepayment. Loan may be defeased after the earlier of September 2008 or two years after the “start-up date” of the loan, if securitized.

(8)	Loan may be prepaid following second anniversary of its securitization subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(9)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased after the date that is two years from the “start-up date” of the loan, if securitized.

(10)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(11)	Loan may not be prepaid until June 1, 2010. Loan may be defeased at any time.

(12)	Maximum loan amount to be advanced is $28.5 million. In addition, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.

(13)	Loan may be prepaid subject to payment of a fee in amount of $142.

(14)	From and after January 11, 2010, requires monthly principal and interest payments in the amount of $69.

(15)	Although the maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.0%.

(16)	No prepayment is permitted prior to October 11, 2016. Loan may be defeased after the earlier of December 15, 2009 or second anniversary of the “start-up date” of the loan, if securitized.

(17)	The revolving line of credit matures on August 15, 2010, but may be extended to February 25, 2011, subject to the satisfaction of certain conditions, including the compliance of debt covenants and payment of a fee. At December 31, 2008, the interest rate on the revolving line of credit was 5.50% per annum, based on KeyBank National Association’s Prime Rate plus a spread of 2.25% per annum. The 30-day LIBOR rate at March 31, 2009 was 0.50063%.

Pacific Office Properties Trust, Inc.
          Our variable rate debt, as reflected in the above schedule and in Note 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, bears interest at a rate based on 30-day LIBOR, which was 0.50063% as of March 31, 2009, plus a spread. Our variable rate debt at March 31, 2009 has an initial term that matures in September 2010.
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
          As of March 31, 2009, our ratio of total consolidated debt to total consolidated market capitalization was approximately 62.93%. Our total consolidated market capitalization of $673.50 million includes our total consolidated debt of $423.86 million and the market value of our common stock and common stock equivalents outstanding of $249.64 million (based on the closing price of our common stock of $5.00 per share on the NYSE Amex on March 31, 2009).
     At March 31, 2009, the Operating Partnership was subject to a $1.14 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within the control of management. We believe that the subject conditions will be satisfied by management prior to, or during, the fourth quarter ending December 31, 2009 and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.

Pacific Office Properties Trust, Inc.
Revolving Line of Credit
          We entered into a Credit Agreement dated as of August 25, 2008 (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. The Credit Facility provides up to $40.0 million of availability and may be borrowed on a revolving basis by us, subject to the satisfaction of certain conditions. Amounts borrowed under the Credit Facility bear interest at LIBOR plus 3.5% or at KeyBank’s prime rate plus 2.25%, at our election. As of March 31, 2009, we had outstanding borrowings of $3.0 million under the Credit Facility, with $27.0 million remaining as of that date and additional amounts up to $40.0 million outstanding (in aggregate) available for borrowing subject to the satisfaction of certain conditions. The outstanding borrowings are subject to an interest rate of 5.50% per annum, based on KeyBank’s prime rate plus 2.25%.
          The Credit Facility matures on August 25, 2010, but may be extended to February 25, 2011 at our election, subject to certain conditions. The Credit Facility is collateralized by certain interests in real estate of the Operating Partnership and is guaranteed by a wholly owned subsidiary of the Operating Partnership owning an interest in a commercial office property, certain affiliates of The Shidler Group and the Company. In addition, obligations of the Company and the Operating Partnership to the Advisor, and certain related parties of The Shidler Group, and other related party obligations, have been subordinated to obligations under the Credit Facility.
          The Credit Facility contains customary financial and other covenants, including covenants as to maximum leverage ratio, fixed charge coverage and minimum consolidated tangible net worth, and other customary terms and conditions. As of March 31, 2009, we were in compliance with our debt covenants.
Subordinated Promissory Notes
          At March 31, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates of The Shidler Group in the aggregate principal amount of $23.78 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year, and maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.
          For the period from March 20, 2008 through March 31, 2009, interest payments on unsecured notes payable to related parties to The Shidler Group have been deferred. At March 31, 2009, $1.61 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Derivative Instruments
          The Company has an interest rate cap on its City Square note payable (outstanding amount at March 31, 2009 of $26.61 million) for the notional amount of $28.50 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable. The interest rate cap does not constitute a hedge for accounting purposes. The estimated fair value of the interest rate cap at March 31, 2009 was not significant.

Pacific Office Properties Trust, Inc.
Distributions
          We have made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations and intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We generally will not be subject to federal income tax on income that we distribute to our stockholders and UPREIT unit holders, provided that we distribute 100% of our REIT taxable income and meet certain other requirements for qualifying as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect our income and our ability to pay dividends. We believe we have been organized as, and our past and present operations qualify the Company as, a REIT.
          At the date of the Transactions, we were aware that our predecessor, AZL, may have failed to meet certain asset tests required to be satisfied under the Internal Revenue Code to qualify for, and maintain, its REIT status as a result of certain of its investments that exceeded the permissible amount allowed at a given period. If we were found not to have complied with the asset tests, we could be subject to a penalty tax as a result of any such violations, but we do not believe that any such penalty tax would be material. Accordingly, as of March 31, 2009, we have recorded an estimate for such penalties based on the information we have to date in the amount of $500,000, which is included in accounts payable and other liabilities in our condensed consolidated balance sheet. Actual results may differ from this estimate. However, such noncompliance should not adversely affect our qualification as a REIT as long as such noncompliance was due to reasonable cause and not due to willful neglect, and as long as certain other requirements are met. Based on the information we currently have, we believe that any noncompliance was due to reasonable cause and not due to willful neglect, and that such other requirements will be met. However, if the Internal Revenue Service (the “IRS”) were to successfully challenge our position, the IRS could determine that we did not satisfy the asset tests and, consequently, could determine that we failed to qualify as a REIT in one or more of our taxable years.
          One of our primary objectives, consistent with our policy of retaining sufficient cash for reserves and working capital purposes and maintaining our status as a REIT, is to distribute a substantial portion of our funds available from operations to our common stockholders and UPREIT unit holders in the form of dividends or distributions on a quarterly basis. Dividends and distributions by the Company are contingent upon the Company’s receipt of distributions on the Common Units from the Operating Partnership. The Operating Partnership is prohibited from making distributions on the Common Units unless all accumulated distributions on the Preferred Units have been paid, except to pay certain operating expenses of the Company and for the purposes of maintaining our qualification as a REIT. As of March 31, 2009, we considered market factors and our performance in addition to REIT requirements in determining distribution levels.
          On March 3, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the first quarter of 2009. The dividend was paid on April 15, 2009 to holders of record of our common stock on March 31, 2009. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at March 31, 2009 in the amount of $0.05 per Common Unit, on April 15, 2009. In addition, we paid distributions to holders of record of Preferred Units at March 31, 2009, on April 15, 2009.
          Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.57 million, which were paid on April 15, 2009.
          On May 12, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the second quarter of 2009. The dividend will be paid on July 15, 2009 to holders of record of common stock on June 30, 2009. Commensurate with our declaration of a quarterly cash dividend, we will pay distributions to holders of record of Common Units at June 30, 2009 in the amount of $0.05 per Common Unit, on July 15, 2009. In addition, we will pay distributions to holders of record of Preferred Units at June 30, 2009, on July 15, 2009.
Related Party Transactions
          We are externally advised by the Advisor, an entity affiliated with and owned by our founder, The Shidler Group. For a more detailed discussion of the Advisor and other related party transactions, see Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Pacific Office Properties Trust, Inc.
New Accounting Pronouncements
SFAS No. 157
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. Our adoption of SFAS No. 157 for the valuation of financial and non-financial assets and liabilities in 2008 did not have a material impact on our consolidated results of operations, financial position or cash flow, as our derivative value is not significant.
SFAS No. 141(R)
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired business. SFAS No. 141(R) also expands required disclosure to improve the ability of financial statement users to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for business combinations for which the effective date is on or after January 1, 2009. We adopted SFAS No. 141(R) on January 1, 2009. We believe that such adoption could materially impact our future consolidated financial results to the extent that we acquire significant amounts of real estate or real estate related businesses, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets or real estate related businesses acquired. Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of SFAS No. 141(R) could materially impact our future consolidated financial results, as our existing investment would be adjusted to fair value at the date of acquisition of the controlling interest.
SFAS No. 160
          In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the condensed consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. We adopted the provisions of SFAS No. 160 on the effective date of January 1, 2009.
          We also adopted the revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”), which became effective upon our adoption of SFAS 160. Based upon the requirements of D-98, the limited partnership common and preferred interests in the UPREIT have been presented in the mezzanine section of our consolidated balance sheets because these units are redeemable at the option of Venture. As discussed in Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, because Venture has a contractual right to require the Advisor to vote the Proportionate Voting Preferred

Pacific Office Properties Trust, Inc.
Stock as directed by it, the party that controls Venture also controls the Company. Accordingly, we have determined that the holder of our partnership units can control the method of redemption (cash or Company shares) and therefore these partnership units require mezzanine presentation in our consolidated balance sheets. In addition, because D-98 nullified EITF Issue 94-2, Treatment of Minority Interests in Certain Real Estate Investment Trusts and EITF Issue No. 95-7 Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, which previously required us to rebalance the equity in the UPREIT between the general and limited partners each quarter, we have reversed our cumulative rebalancing adjustment of $3.945 million effective for March 31, 2009.
FSP EITF 03-6-1
     In June 2008, the FASB issued FASB Staff Position (FSP) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method. The restricted stock awards granted to our board of directors, as described in Note 15, “Share-Based Payments”, are entitled to receive cash dividends declared on our common stock only for those awards that are vested. FSP EITF No. 03-6-1 is applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have an impact on our consolidated financial position, results of operations and cash flows.
EITF No. 08-6
     In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6), which provides guidance for the accounting of contingent consideration, recognition of other-than-temporary impairment (OTTI) of an equity investment investee, and change in level of ownership or degree of influence. The accounting of contingent consideration might result in the recording of a liability with an increase to the corresponding investment balance. The investor must recognize its share of the investee’s OTTI charges. A gain or loss to the investor resulting from a change in level of ownership or influence must be recognized in earnings of the investor. EITF 08-6 is effective as of January 1, 2009 for our Company. This EITF did not have an impact on our consolidated position, results of operations or cash flows. In the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this EITF 08-6 could materially impact our future consolidated financial results.
FSP FAS 142-3
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangibles.

Pacific Office Properties Trust, Inc.
This FSP will allow us to use our own assumptions about renewal or extension of an arrangement, adjusted for our own specific factors, as described in SFAS No. 142, even when there is likely to be substantial cost or material modifications. FSP 142-3 is effective for us as of January 1, 2009 and applied prospectively for intangible assets acquired or recognized after such date. The adoption of this FSP did not have a material impact on our consolidated financial position, results of operations and cash flows.
FSP 107-1 and APB 28-1
          In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for us beginning April 1, 2009 and will result in increased disclosures in our future interim periods.
FSP No. FAS 141(R) – 1
          In April 2009, the FASB issued FSP No. FAS 141(R) – 1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies. This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of FSP No. FAS 141(R) – 1 will depend on the nature of acquisitions completed after the date of adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Not required.
Item 4T. Controls and Procedures.
Evaluation of disclosure controls and procedures.
          As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pacific Office Properties Trust, Inc.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.
Item 1A. Risk Factors.
If we fail to remain qualified as a REIT, we will be subject to taxation as a regular corporation and could face substantial tax liability.
          We intend to remain qualified as a REIT under the Internal Revenue Code, and conduct our operations accordingly. However, qualification as a REIT requires us to satisfy highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist, and which are subject to change, potentially with retroactive effect. Even a technical or inadvertent mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In particular, our ability to qualify as a REIT depends on the relative values of our common stock and our other classes of equity, which are susceptible to fluctuations, and on the actions of third parties in which we may own an interest but over which we have no control or limited influence.
          If we were to fail to qualify as a REIT in any taxable year, then:
•	we would not be required to make distributions to our shareholders;

•	we would not be allowed to deduct distributions to our shareholders in computing our taxable income;

•	we would be subject to federal income tax, including any applicable alternative minimum tax, at regular corporate rates; and

•	any resulting tax liability could be substantial and could require us to borrow money or sell assets to pay such liability, and would reduce the amount of cash available for distribution to shareholders. Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify as a REIT.
          We have not yet obtained an opinion of counsel as to the continued REIT status of the surviving corporation following consummation of the Transactions, or as to our REIT status since that time. However, in connection with the registration statement on Form S-11 that we have filed with the SEC for the sale and issuance of our Senior Common Stock, we expect to obtain an opinion of counsel as to the continued REIT status of the surviving corporation following consummation of the Transactions and for the periods subsequent to that time.
          At the date of the Transactions, we were aware that our predecessor, AZL, may have failed to meet certain asset tests required to be satisfied under the Internal Revenue Code to qualify for, and maintain, its REIT status as a result of certain of its investments that exceeded the permissible amount allowed at a given period. If we were found not to have complied with the asset tests, we could be subject to a penalty tax as a result of any such violations, but we do not believe that any such penalty tax would be material. Accordingly, as of March 31, 2009, we have recorded an estimate for such penalties based on the information we have to date in the amount of $500,000, which is included in accounts payable and other liabilities in our condensed consolidated balance sheet. Actual results may differ from this estimate. However, such noncompliance should not adversely affect our qualification as a REIT as long as such noncompliance was due to reasonable cause and not due to willful

Pacific Office Properties Trust, Inc.
neglect, and as long as certain other requirements are met. Based on the information we currently have, we believe that any noncompliance was due to reasonable cause and not due to willful neglect, and that such other requirements will be met. However, if the IRS were to successfully challenge our position, the IRS could determine that we did not satisfy the asset tests and, consequently, could determine that we failed to qualify as a REIT in one or more of our taxable years.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.
Item 6. Exhibits.

Pacific Office Properties Trust, Inc.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 000-53143) (the “March 25, 2008 Form 8-K”) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the March 25, 2008 Form 8-K and incorporated herein by reference).

3.3	Articles Supplementary of Board of Directors Classifying and Designating a Series of Preferred Stock as Proportionate Voting Preferred Stock (“Articles Supplementary”)(previously filed as Exhibit 3.3 to the March 25, 2008 Form 8-K and incorporated herein by reference).

3.4	Articles of Amendment to Articles Supplementary (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2009 (File No. 001-09900) and incorporated herein by reference).

10.1	Amended and Restated Advisory Agreement dated as of March 3, 2009, by and among the Company, Pacific Office Properties, L.P., and Pacific Office Management, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 (File No. 001-09900) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Pacific Office Properties Trust, Inc.
SIGNATURES
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.
Date: May 15, 2009	/s/ Dallas E. Lucas
Dallas E. Lucas
Chief Executive Officer

/s/ James M. Kasim
James M. Kasim
Chief Financial Officer