Form 10-Q/A
period 2009-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2009-05-19
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q/A

PACIFIC OFFICE PROPERTIES TRUST, INC.
FORM 10-Q/A
Explanatory Note
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, originally filed on May 14, 2009 (the “Original Filing”), is being filed to correct certain errors related to disclosures regarding the timing of our awareness of certain tax matters of our predecessor. No other information in the Original Filing has been amended or modified hereby.
     We have restated PART I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and PART II, Item 1A, Risk Factors in their entirety in this Form 10-Q/A. Except where specifically indicated, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and accordingly, we have not updated the disclosures contained herein to reflect events that occurred after the Original Filing.
     As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION
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
     Net cash used in financing activities was $1.83 million for the three months ended March 31, 2009 compared to $8.33 million in net cash provided by financing activities for the Combined Entity for the three months ended March 31, 2008. Our cash used during the 2009 period was primarily attributable to $1.28 million in distributions paid to non-controlling interests, which we expect to continue paying. Net cash provided by financing activities for the 2008 period was partially comprised of $6.35 million of proceeds received from the issuance of equity securities upon the Effective Date and $4.17 million of cash received as equity contributions. We intend to continue to increase our cash flow provided by financing activities from the issuance of equity securities from time to time, subject to the effective registration by the SEC (or an applicable exemption from registration) of the securities we contemplate selling and the existence of optimal market and selling conditions. We do not however expect to continue to receive equity contributions in a manner similar to that received during the 2008 period based on our capital structure after the Transactions. Our cash provided by financing activities in the 2008 period was partially offset by the $1.43 million paid as equity distributions. We do not expect to continue to pay equity distributions in a manner similar to that paid during this period based on our capital structure after the Transactions.
Indebtedness
Mortgage and Collateralized Loans
     The following table sets forth information relating to the material borrowings with respect to our properties as of March 31, 2009. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and a balloon payment at maturity, and all numbers, other than percentages, are reported in thousands:

						BALANCE
						DUE AT
		INTEREST		MATURITY		MATURITY	PREPAYMENT/
PROPERTY	AMOUNT	RATE		DATE		DATE	DEFEASANCE
Clifford Center (1)	3,675	6.00%		8/15/2011		3,032	(2)
Davies Pacific Center	95,000	5.86%		11/11/2016		95,000	(3)
First Insurance Center	38,000	5.74%		1/1/2016		38,000	(4)
First Insurance Center	14,000	5.40%		1/6/2016		14,000	(5)
Pacific Business News Building (6)	11,760	6.98%		4/6/2010		11,613	(7)
Pan Am Building	60,000	6.17%		8/11/2016		60,000	(8)
Waterfront Plaza	100,000	6.37%		9/11/2016		100,000	(9)
Waterfront Plaza	11,000	6.37%		9/11/2016		11,000	(10)
City Square	27,500	5.58%		9/1/2010		27,500	(11)
City Square (12)	26,612	LIBOR + 2.35%		9/1/2010		26,612	(13)
Sorrento Technology Center (14)	11,800	5.75	%(15)	1/11/2016	(15)	11,800	(16)

Subtotal	$399,347

Revolving line of credit (17)	3,000	Prime Rate +2.25%or LIBOR +3.50%		8/25/2010		3,000

Outstanding principal balance	$402,347
Less: Unamortized discount, net	(2,267)

Net	$400,080

(1)	Requires monthly principal and interest payments of $39.8. The initial maturity date is August 15, 2011. We have the option to extend the maturity date to August, 15, 2014 for a nominal fee.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)	Loan is prepayable, after second anniversary of its securitization, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.

(4)	Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance. No premium due after October 1, 2015. Loan may also be defeased after earlier of December 2008 or two years after the “start-up date” of the loan, if securitized.

(5)	Loan is not prepayable until October 6, 2015; however, loan may be defeased after earlier of August 2009 and two years after the “start-up date” of the loan, if securitized. No premium is due upon prepayment.

(6)	Requires monthly principal and interest payments of $81.

(7)	Loan may not be prepaid until February 6, 2010. No premium is due upon prepayment. Loan may be defeased after the earlier of September 2008 or two years after the “start-up date” of the loan, if securitized.

(8)	Loan may be prepaid following second anniversary of its securitization subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(9)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased after the date that is two years from the “start-up date” of the loan, if securitized.

(10)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(11)	Loan may not be prepaid until June 1, 2010. Loan may be defeased at any time.

(12)	Maximum loan amount to be advanced is $28.5 million. In addition, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.

(13)	Loan may be prepaid subject to payment of a fee in amount of $142.

(14)	From and after January 11, 2010, requires monthly principal and interest payments in the amount of $69.

(15)	Although the maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.0%.

(16)	No prepayment is permitted prior to October 11, 2016. Loan may be defeased after the earlier of December 15, 2009 or second anniversary of the “start-up date” of the loan, if securitized.

(17)	The revolving line of credit matures on August 15, 2010, but may be extended to February 25, 2011, subject to the satisfaction of certain conditions, including the compliance of debt covenants and payment of a fee. At December 31, 2008, the interest rate on the revolving line of credit was 5.50% per annum, based on KeyBank National Association’s Prime Rate plus a spread of 2.25% per annum. The 30-day LIBOR rate at March 31, 2009 was 0.50063%.
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
     In connection with the Transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Internal Revenue Code. However, we recently became aware that AZL may have failed to meet certain asset tests required to be satisfied under the Internal Revenue Code to qualify for, and maintain, its REIT status as a result of certain of its investments that exceeded the permissible amount allowed at a given period. If we were found not to have complied with the asset tests, we could be subject to a penalty tax as a result of any such violations, but we do not believe that any such penalty tax would be material. However, such noncompliance should not adversely affect our qualification as a REIT as long as such noncompliance was due to reasonable cause and not due to willful neglect, and as long as certain other requirements are met. Based on the information we currently have, we believe that any noncompliance was due to reasonable cause and not due to willful neglect, and that such other requirements will be met. However, if the Internal Revenue Service were to successfully challenge our position, the Internal Revenue Service could determine that we did not satisfy the asset tests and, consequently, could determine that we failed to qualify as a REIT in one or more of our taxable years.
     Accordingly, as of March 31, 2009, we recorded an estimate in the amount of $500,000 for such penalties and related costs, which is included in accounts payable and other liabilities in our condensed consolidated balance sheet, based on the information we have to date.
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

PART II — OTHER INFORMATION
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
     In connection with the Transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Internal Revenue Code. However, we recently became aware that AZL may have failed to meet certain asset tests required to be satisfied under the Internal Revenue Code to qualify for, and maintain, its REIT status as a result of certain of its investments that exceeded the permissible amount allowed at a given period. If we were found not to have complied with the asset tests, we could be subject to a penalty tax as a result of any such violations, but we do not believe that any such penalty tax would be material. However, such noncompliance should not adversely affect our qualification as a REIT as long as such noncompliance was due to reasonable cause and not due to willful neglect, and as long as certain other requirements are met. Based on the information we currently have, we believe that any noncompliance was due to reasonable cause and not due to willful neglect, and that such other requirements will be met. However, if the Internal Revenue Service were to successfully challenge our position, the Internal Revenue Service could determine that we did not satisfy the asset tests and, consequently, could determine that we failed to qualify as a REIT in one or more of our taxable years.

Item 6. Exhibits.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.
Date: May 19, 2009	/s/ Dallas E. Lucas
Dallas E. Lucas
Chief Executive Officer

/s/ James M. Kasim
James M. Kasim
Chief Financial Officer