Form 10-Q
period 2009-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2009-08-10
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2009 there were 3,061,325 shares of common stock, par value $0.0001 per share (the “common stock”), and 100 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), issued and outstanding.

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in our Earnings per Share calculation in Note 11 of our condensed combined consolidated financial statements in this Quarterly Report on Form 10-Q for the period from January 1, 2008 through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$ 387,565	$ 392,657
Cash and cash equivalents	6,881	4,463
Restricted cash	5,055	7,267
Rents and other receivables, net	5,729	6,342
Intangible assets, net	36,875	41,379
Other assets, net	5,080	4,680
Goodwill	62,019	61,519
Investment in unconsolidated joint ventures	10,376	11,590
Total assets	$ 519,580	$ 529,897

LIABILITIES AND EQUITY
Mortgage and other collateralized loans, net	$ 400,504	$ 400,108
Unsecured notes payable to related parties	23,776	23,776
Accounts payable and other liabilities	21,692	17,088
Acquired below market leases, net	10,578	11,817
Total liabilities	456,550	452,789

Non-controlling interests	59,881	71,878

Commitments and contingencies

Equity:
Proportionate Voting Preferred Stock	-	-
Preferred stock, $0.0001 par value, 100,000,000 shares authorized,
no shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized,
3,061,325 shares issued and outstanding at June 30, 2009 and December 31, 2008	185	185
Class B Common Stock, $0.0001 par value, 200,000 shares authorized,
100 shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	12,488	12,089
Retained deficit	(9,524)	(7,044)
Total equity	3,149	5,230
Total liabilities and equity	$ 519,580	$ 529,897

See accompanying notes to condensed combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,
	2009	2008

Revenue:
Rental	$10,607	$11,090
Tenant reimbursements	5,299	4,975
Parking	2,011	2,048
Other	102	141
Total revenue	18,019	18,254

Expenses:
Rental property operating	9,660	10,505
General and administrative	497	1,120
Depreciation and amortization	7,030	7,056
Interest	6,806	6,653
Total expenses	23,993	25,334

Loss before equity in net earnings (loss) of unconsolidated
joint ventures and non-operating income	(5,974)	(7,080)
Equity in net earnings (loss) of unconsolidated
joint ventures	163	(26)
Non-operating income	1	-
Net loss	(5,810)	(7,106)
Less: net loss attributable to non-controlling
interests	4,694	5,732
Net loss attributable to common stockholders	$(1,116)	$(1,374)

Net loss per common share - basic and diluted	$(0.37)	$(0.45)

Weighted average number of common shares
outstanding - basic and diluted	3,034,122	3,031,125

See accompanying notes to condensed combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Combined Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the six months ended June 30,
	2009	2008 (1)

Revenue:
Rental	$21,513	$15,502
Tenant reimbursements	11,021	7,157
Parking	4,068	2,874
Other	187	209
Total revenue	36,789	25,742

Expenses:
Rental property operating	19,575	15,345
General and administrative	1,646	17,408
Depreciation and amortization	13,557	8,763
Interest	13,525	9,053
Other	-	143
Total expenses	48,303	50,712

Loss before equity in net earnings (loss) of unconsolidated
joint ventures and non-operating income	(11,514)	(24,970)
Equity in net earnings (loss) of unconsolidated
joint ventures	217	(29)
Non-operating income	4	-
Net loss	(11,293)	(24,999)
Less: net loss attributable to non-controlling
interests	9,121	19,059
Net loss attributable to common stockholders	$(2,172)	$(5,940)

Net loss per common share - basic and diluted	$(0.72)	(2)

Weighted average number of common shares
outstanding - basic and diluted	3,032,632	(2)

(1)
Amounts reflected in 2008 represent the sum of the amounts included herein as the consolidated results of operations of Waterfront and the Company (the “Combined Entity”) for the period from January 1, 2008 through June 30, 2008.

(2)	Refer to Note 11 for our Earnings per Share calculation for the Combined Entity.

See accompanying notes to condensed combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Combined Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008 (1)

Operating activities
Net loss	$(11,293)	$(24,999)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	13,557	8,763
Interest amortization	793	251
Share based compensation charge attributable to the Transaction	-	16,194
Other share based compensation	90	13
Below market lease amortization, net	(1,239)	(1,001)
Equity in net earnings of unconsolidated joint ventures	(217)	29
Net operating distributions received from unconsolidated
joint ventures	119	112
Bad debt expense	742	282
Other	-	365
Changes in operating assets and liabilities:
Rents and other receivables	(129)	1,042
Other assets	(509)	682
Accounts payable and other liabilities	3,610	907
Net cash provided by operating activities	5,524	2,640
Investing activities
Acquisition and improvement of real estate	(3,060)	(3,724)
Capital distributions from equity investees	1,312	-
Payment of leasing commissions	(377)	(343)
Cash held by properties upon Effective Date	-	7,178
Deferred acquisition costs and other	-	(4,059)
(Increase) decrease in restricted cash	2,212	(1,382)
Net cash provided by (used in) investing activities	87	(2,330)
Financing activities
Proceeds from issuance of equity securities	-	6,350
Repayment of mortgage notes payable	(606)	(74)
Proceeds from mortgage notes payable	811	-
Deferred financing costs	(123)	(752)
Offering costs	(351)	-
Security deposits	(50)	33
Dividends	(308)	-
Distributions to non-controlling interests	(2,566)	-
Equity contributions	-	4,167
Equity distributions	-	(1,425)
Net cash (used in) provided by financing activities	(3,193)	8,299
Increase in cash and cash equivalents	2,418	8,609
Balance at beginning of period	4,463	2,619
Balance at end of period	$6,881	$11,228
Supplemental cash flow information
Interest paid	$11,530	$8,061

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Assets, net, acquired on the Effective Date	$-	$484,325

Liabilities, net, assumed on the Effective Date	$-	$325,985

Issuance of unsecured notes payable to related parties to acquire managing interests in joint ventures	$-	$3,041

Issuance of common units to acquire managing joint venture interests	$-	$4,824

Accrued capital expenditures	$572	$180

_________
(1)	Amounts reflected in 2008 represent the sum of the amounts included herein as the consolidated cash flows of the Combined Entity for the period from January 1, 2008 through June 30, 2008.

See accompanying notes to condensed combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

1. Organization and Ownership

Pacific Office Properties

The terms “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc. (the “Company”) and its subsidiaries and joint ventures. Through the Company’s controlling interest in Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”), of which the Company is the sole general partner and holds a 17.49% common ownership interest as of June 30, 2009, and the subsidiaries of the Operating Partnership, we own and operate office properties in the western United States, concentrating initially on the long-term growth submarkets of Honolulu, Southern California, and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”) for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity affiliated with and owned by our founder, The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler, our Chairman of the Board. The Advisor is responsible for our day-to-day operation and management.

Through the Operating Partnership, as of June 30, 2009, we owned eight wholly-owned fee simple and leasehold properties, and owned interests in fifteen properties which we held through six joint ventures. Our current portfolio totals approximately 4.3 million rentable square feet (the “Property Portfolio”). As of June 30, 2009, the portion of our Property Portfolio that was effectively owned by us (representing the rentable square feet of our wholly-owned properties and our respective ownership interests in our unconsolidated joint venture properties) (the “Effective Portfolio”), comprised approximately 2.5 million rentable square feet. Our property statistics as of June 30, 2009, were as follows:

			PROPERTY	EFFECTIVE
	NUMBER OF		PORTFOLIO	PORTFOLIO
	PROPERTIES	BUILDINGS	SQ. FT.	SQ. FT.

Wholly-owned properties	8	11	2,265,339	2,265,339
Unconsolidated joint venture properties	15	29	2,060,855	261,397
Total	23	40	4,326,194	2,526,736

Transactions

On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by a Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). As part of the Transactions, AZL merged with and into its wholly owned subsidiary, Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), with the Company being the surviving corporation. Substantially all of the assets and liabilities of AZL and substantially all of the commercial real estate assets and liabilities of Venture, which included eight office properties and a 7.5% joint venture interest in one office property (the “Contributed Properties”), were contributed to a newly formed Delaware limited partnership, the Operating Partnership, in which the Company became the sole general partner and Venture became a limited partner with corresponding 18.2% and 81.8% common ownership interests, respectively.

In accordance with the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in our Earnings per Share calculation in Note 11of our condensed combined consolidated financial statements in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

The agreed upon gross asset value of the Contributed Properties, including related intangible assets, was $563.0 million. The aggregate net asset value of the Contributed Properties, including related intangible assets, was $151.5 million on the Effective Date. In exchange for its contribution to the Operating Partnership, Venture received 13,576,165 common limited partner unit interests (“Common Units”) and 4,545,300 convertible preferred limited partner unit interests (“Preferred Units”) in the Operating Partnership. The assets of AZL contributed into the Operating Partnership primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities having an aggregate net asset value of approximately $3.03 million on the Effective Date.

The Common Units received by Venture represented 28.99% of the total estimated fair value of the Common and Preferred Units issued in the Transactions and were valued using an estimated fair value per share of $2.79 per share. The Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than two years after the Effective Date. The Preferred Units represented 71.01% of the total estimated fair value of the units issued in the Transactions. The contractual terms and provisions of the Preferred Units include a beneficial conversion feature (“BCF”) because it provides the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. See Note 11 for a detailed discussion of our equity securities.

As part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on any matters presented to our stockholders, and which represents that number of votes equal to the total number of shares of common stock issuable upon exchange of the Common Units and Preferred Units that were issued in connection with the Transactions. As of June 30, 2009, that share of Proportionate Voting Preferred Stock represented approximately 93.8% of our voting power. This number will decrease to the extent that these Operating Partnership units are exchanged for shares of common stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. Venture, as the holder of these Operating Partnership units, has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by Venture.

As of June 30, 2009, Venture owned 46,173,693 shares of our common stock assuming that all Operating Partnership units were fully exchanged on such date, notwithstanding the prohibition on exchange for at least two years after the Transactions in the case of the Common Units, and for at least three years, in the case of the Preferred Units. Assuming the immediate exchange of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 94.48% and 95.87% of the total economic interest and voting power, respectively, in the Company.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Advisor

We are externally advised by the Advisor, an entity owned and controlled by our founder, The Shidler Group. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to an Amended and Restated Advisory Agreement dated as of March 3, 2009 (the “Advisory Agreement”). See Note 12 for a detailed discussion of the Advisor’s role and the Advisory Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed combined consolidated financial statements and related disclosures included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the condensed combined consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP.

As further described in the Explanatory Note on page 3 of this Quarterly Report on Form 10-Q, Waterfront was designated as the acquiring entity in the business combination for accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in our Earnings per Share calculation in Note 11 of our condensed combined consolidated financial statements in this Quarterly Report on Form 10-Q. Explanatory notations have been made where appropriate in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.

The financial statements of the Company for all periods presented herein have not been audited by an independent registered public accounting firm. Further, the interim results of operations for the aforementioned periods are not necessarily indicative of the results of operations that might be expected for a given fiscal year.

The accompanying condensed combined consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC and the Explanatory Note on page 3 of this Quarterly Report on Form 10-Q.

Certain amounts in the condensed combined consolidated financial statements for prior periods have been reclassified to conform to the current period presentation with no corresponding net effect on the previously reported consolidated results of operations, financial position of the Company or cash flows from operations.

Principles of Consolidation

The accompanying condensed combined consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Joint Ventures

In accounting for investments in joint ventures, we apply Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If it is determined that we control the joint venture, we consolidate the account balances and transactions of the joint venture in our financial statements from the date that control is determined. If it is determined that we do not control the joint venture, we account for our investment in the joint venture using the equity method of accounting in accordance with the Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”).

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Based on the guidance set forth in the FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), we have determined that one of our joint ventures is a variable interest entity. We are not deemed to be the primary beneficiary of that variable interest entity. Our investments in joint ventures that are not variable interest entities are accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures within the provisions of EITF 04-5. Our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. Accordingly, we have determined that the equity method of accounting is appropriate for our investments in joint ventures.

Investments in unconsolidated joint ventures are initially recorded at cost and are subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or distributions received from, the joint ventures and other adjustments. We record distributions of operating profit from our investments as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the condensed combined consolidated statements of cash flows. A description of our impairment policy is set forth in this Note 2.

The difference between the initial cost of the investment in our joint ventures included in our condensed combined consolidated balance sheet and the underlying equity in net assets of the respective joint ventures (“JV Basis Differential”) is amortized as an adjustment to equity in net income or net loss of the joint ventures in our condensed combined consolidated statement of operations over the estimated useful lives of the underlying assets of the respective joint ventures.

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of June 30, 2009, none of our subsidiaries was considered a TRS.

Earnings per Share

Pacific Office Properties Trust, Inc.

We present both basic and diluted earnings per share (“EPS”).  Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Diluted EPS is computed by dividing net income available to common stockholders for the period by the number of common shares that would have been earned and outstanding, assuming the issuance of common shares for all potentially dilutive common shares outstanding during such period.

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

Costs associated with developing space for its intended use are capitalized and amortized over their estimated useful lives, commencing at the earlier of the lease execution date or the lease commencement date.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above and below-market lease amounts are reflected in “Acquired below market leases, net” in the condensed combined consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

The aggregate value of other acquired intangible assets consists of acquired in-place leases. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place lease (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with any other inducements to secure a tenant lease. The value assigned to acquired in-place leases is amortized over the remaining lives of the related leases.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing policy is set forth in this Note 2. During the six months ended June 30, 2009, we recorded an adjustment to the purchase price allocation we previously recorded upon consummation of the formation transactions. This adjustment resulted in an increase to goodwill and accounts payable and other liabilities by approximately $0.5 million in our condensed combined consolidated balance sheet at June 30, 2009.  In connection with the Transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Internal Revenue Code. However, we recently became aware that AZL may have failed to meet certain asset tests required to be satisfied under the Internal Revenue Code to qualify for, and maintain, its REIT status as a result of certain of its investments that exceeded the permissible amount allowed at a given period. If we were found not to have complied with the asset tests, we could be subject to a penalty tax as a result of any such violations, but we do not believe that any such penalty tax would be material. However, such noncompliance should not adversely affect our qualification as a REIT as long as such noncompliance was due to reasonable cause and not due to willful neglect, and as long as certain other requirements are met. Based on the information we currently have, we believe that any noncompliance was due to reasonable cause and not due to willful neglect, and that such other requirements will be met. However, if the Internal Revenue Service were to successfully challenge our position, the Internal Revenue Service could determine that we did not satisfy the asset tests and, consequently, could determine that we failed to qualify as a REIT in one or more of our taxable years.

Mortgage and Other Collateralized Loans

Mortgage and other collateralized loans assumed upon acquisition of related real estate properties are stated at estimated fair value upon their respective dates of assumption, net of unamortized discounts or premiums to their outstanding contractual balances.

Amortization of discount and the accretion of premiums on mortgage and other collateralized loans assumed upon acquisition of related real estate properties are recognized from the date of assumption through their contractual maturity date using the straight line method, which approximates the effective interest method.

Depreciation

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 18 to 42 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (i) the tenant’s remaining lease term or (ii) the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years.  Properties that are acquired that are subject to ground leases are depreciated over the remaining life of the related leases as of the date of assumption of the lease.

Revenue Recognition

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Rents and other receivables, net” on the accompanying condensed combined consolidated balance sheets. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

We have leased space to certain tenants under non-cancelable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the condensed combined consolidated statements of operations.

Rental revenue from parking operations and month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, net of the write-off of associated intangible assets and liabilities and straight-line rent balances which are included in “Other” in the revenue section of the accompanying condensed combined consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

Cash and Cash Equivalents

We consider all short-term cash investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash is excluded from cash and cash equivalents for the purpose of preparing our condensed combined consolidated statements of cash flows.

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

Impairment

As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no indications of impairment were identified for the periods presented in the accompanying condensed combined consolidated statements of operations.

Goodwill is reviewed for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment. During the quarter ended June 30, 2009, we performed an analysis to determine whether the carrying value of the goodwill recorded on our consolidated balance sheet was impaired at June 30, 2009.  Based on the analysis, it was determined that the goodwill was not impaired as of that date.  We may be required to perform similar analyses in the future to determine whether the carrying value of the goodwill recorded on our consolidated balance sheet as of a given reporting date is impaired.  The factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Other-Than-Temporary Impairment

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the three and six months ended June 30, 2009.

Repairs, Maintenance and Major Improvements

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Various lenders have required us to maintain reserve accounts for the funding of future repairs and capital expenditures, and the balances of these accounts are classified as restricted cash on the accompanying condensed combined consolidated balance sheets.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net”, in the accompanying condensed combined consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors to evaluate the level of reserve necessary, including historical termination, default activity and current economic conditions. At June 30, 2009, the balance of the allowance for doubtful accounts was $1.3 million, compared to $0.8 million at December 31, 2008.

Preferred Units

Preferred Units have fixed rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit. Accordingly, income or loss of the Operating Partnership is allocated among the general partner interest and limited partner common interests after taking into consideration distribution rights allocable to the Preferred Units.

Deferred Loan Fees

Deferred loan fees include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the interest method. Deferred loan fees are included in “Other assets, net” in the accompanying condensed combined consolidated balance sheets. Amortization of deferred loan fees is included in “Interest” in the accompanying condensed combined consolidated statements of operations.

Equity Offering Costs

Costs from potential equity offerings are reflected in “Other Assets, net” and will be reclassified as a reduction in additional paid-in capital upon successful completion of the offering.

Leasing Commissions

Leasing commissions are capitalized and amortized over the life of the related lease.  The payment of leasing commissions is included in cash used in investing activities on the accompanying condensed combined consolidated statement of cash flows because we believe that paying leasing commissions for good tenants is a prudent investment in increasing the value of our income-producing assets.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed combined consolidated financial statements and accompanying notes. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the initial valuation and underlying allocations of purchase price for investments in real estate;

•	the assessment of recoverability of long-lived assets;

•	the valuation of investments in unconsolidated joint ventures;

•	the valuation and recognition of equity instruments issued, including:

—        non-controlling interests; and

—        share-based compensation;

•	the valuation and recognition of derivative financial instruments; and

•	the determination of useful lives of investments in real estate and related assets and liabilities.

Stock-Based Compensation

SFAS No. 123R, Stock-Based Compensation, requires all share-based payments to employees, including directors, to be recognized in the statement of operations based on their fair values. See Note 13 for a more detailed discussion.

Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments, products and services, geographic areas and major customers. Segment information is prepared on the same basis that our chief operating decision makers review information for decision making purposes. We own and operate office properties in the western United States.  We have concentrated initially on two long-term growth submarkets, Honolulu and the western United States mainland (in particular, Southern California and the greater Phoenix metropolitan area).  We consider each of our properties to be an operating segment.  We aggregate the operating segments into two geographic segments on the basis of similar economic characteristics.  Additionally, no single tenant accounts for 10% or more of our total annualized base rents.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. Our adoption of SFAS No. 157 for the valuation of financial assets and liabilities in 2008 and the valuation of non-financial assets and liabilities as of January 1, 2009 did not have a material impact on our consolidated results of operations, financial position or cash flow, as our derivative value is not significant.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the condensed combined consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. We adopted the provisions of SFAS No. 160 on the effective date of January 1, 2009.

We also adopted the revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”), which became effective upon our adoption of SFAS 160. Based upon the requirements of D-98, the limited partnership common and preferred interests in the UPREIT have been presented in the mezzanine section of our consolidated balance sheets because these units are redeemable at the option of Venture.  These units are redeemable for cash or Company shares at the option of the Company.  As discussed in Note 1, because Venture has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by it, the party that controls Venture also controls the Company. Accordingly, we have determined that the holder of our partnership units can control the method of redemption (cash or Company shares) and therefore these partnership units require mezzanine presentation in our consolidated balance sheets. In addition, because D-98 nullified EITF Issue 94-2, Treatment of Minority Interests in Certain Real Estate Investment Trusts and EITF Issue No. 95-7 Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, which previously required us to rebalance the equity in the UPREIT between the general and limited partners each quarter, we reversed our cumulative rebalancing adjustment of $3.9 million effective at March 31, 2009.  Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of SFAS No. 160 could materially impact our future consolidated financial results, as our existing investments would be adjusted to fair value at the date of acquisition of the controlling interest.

SFAS No. 165

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 is effective for interim periods or fiscal years ending after June 15, 2009.  The adoption of SFAS No. 165 resulted in additional disclosure but did not have a material impact on our financial statements.

SFAS No. 167

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R), which requires an on-going reassessment of whether an enterprise is the primary beneficiary of a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS No. 167 is effective for us beginning January 1, 2010 and we are in the process of quantifying the impact of the adoption of this standard on our consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS No. 168 is effective for us beginning with our September 30, 2009 consolidated financial statements.  SFAS No. 168 does not change GAAP but will change how we reference GAAP in our consolidated financial statements.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method.  Dividend equivalents corresponding to the cash dividends declared on our common stock are forfeitable for unvested restricted stock unit awards granted to our board of directors, as described in Note 13, “Share-Based Payments”.  FSP EITF No. 03-6-1 is applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have an impact on our consolidated financial position, results of operations and cash flows.

EITF No. 08-6

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6), which provides guidance for the accounting of contingent consideration, recognition of other-than-temporary impairment (OTTI) of an equity method investee, and change in level of ownership or degree of influence. The accounting of contingent consideration might result in the recording of a liability with an increase to the corresponding investment balance. The investor must recognize its share of the investee’s impairment charges. A gain or loss to the investor resulting from a change in level of ownership or influence must be recognized in earnings of the investor. EITF 08-6 is effective as of January 1, 2009 for our Company. This EITF did not have an impact on our consolidated financial position, results of operations or cash flows. In the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this EITF No. 08-6 could materially impact our future consolidated financial results.

FSP FAS 142-3

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangibles. This FSP will allow us to use our own assumptions about renewal or extension of an arrangement, adjusted for our own specific factors, as described in SFAS 142, even when there is likely to be substantial cost or material modifications. FSP 142-3 is effective for us as of January 1, 2009 and applied prospectively for intangible assets acquired or recognized after such date. The adoption of this FSP did not have a material impact on our consolidated financial position, results of operations or cash flows.

FSP 107-1 and APB 28-1

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Our adoption of this FSP during the quarter ended June 30, 2009 resulted in additional disclosures but did not have a material impact on our consolidated financial position, results of operations or cash flows.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

FSP No. FAS 141(R) – 1

In April 2009, the FASB issued FSP No. FAS 141(R) – 1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies.  This FSP amends and clarifies SFAS No. 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Under this FSP, assets and liabilities arising from contingencies are recognized at fair value on the acquisition date.  This FSP is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The impact of the adoption of FSP No. FAS 141(R) – 1 will depend on the nature of acquisitions completed after the date of adoption.

3. Investments in Real Estate, net

Our investments in real estate, net, at June 30, 2009, and at December 31, 2008, are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008

Land and land improvements	$76,054	$76,008
Building and building improvements	309,427	308,125
Tenant improvements	25,867	24,489
Furniture, fixtures and equipment	1,268	1,210
Construction in progress	3,595	4,082
Investments in real estate	416,211	413,914
Less: accumulated depreciation	(28,646)	(21,257)
Investments in real estate, net	$387,565	$392,657

Acquisitions of Consolidated Properties

See Transactions in Note 1 for a discussion of the properties acquired on March 19, 2008.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

4. Intangible Assets and Acquired Above and Below Market Lease Liabilities

Our identifiable intangible assets and acquired above and below market leases, net at June 30, 2009, and at December 31, 2008, are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008

Acquired leasing commissions
Gross amount	$8,472	$8,316
Accumulated amortization	(3,665)	(2,950)
Net balance	$4,807	$5,366

Acquired leases in place
Gross amount	$17,759	$18,109
Accumulated amortization	(8,806)	(6,724)
Net balance	$8,953	$11,385

Acquired tenant relationship costs
Gross amount	$19,581	$19,588
Accumulated amortization	(3,180)	(1,941)
Net balance	$16,401	$17,647

Acquired other intangibles
Gross amount	$7,832	$7,879
Accumulated amortization	(1,118)	(898)
Net balance	$6,714	$6,981

Intangible assets, net	$36,875	$41,379

Acquired below market leases
Gross amount	$16,531	$16,608
Accumulated amortization	(5,123)	(3,755)
Net balance	11,408	12,853

Acquired above market leases
Gross amount	$2,396	$2,449
Accumulated amortization	(1,566)	(1,413)
Net balance	830	1,036
Acquired below market leases, net	$10,578	$11,817

5. Investment in Unconsolidated Joint Ventures

We own managing interests in six joint ventures, consisting of 15 office properties, including 29 office buildings, comprising approximately 2.06 million rentable square feet. Our ownership interest percentages in these joint ventures range from approximately 7.5% to 32.2%.  In exchange for our managing ownership interest and related equity investment in these joint ventures, we are entitled to fees, preferential allocations of earnings and cash flows from each respective joint venture. We are also entitled to incentive interests in excess of our ownership percentages ranging from approximately 21.4% to 36.0%, subject to returns on invested capital.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

At June 30, 2009, the JV Basis Differential, net, was approximately $1.5 million and is included in investments in unconsolidated joint ventures in our condensed combined consolidated balance sheet. For the three and six months ended June 30, 2009, we recognized approximately $0.01 million and $0.05 million of amortization expense, respectively, attributable to the JV Basis Differential, which is included in equity in net earnings of unconsolidated joint ventures in our condensed combined consolidated statement of operations.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Three months ended June 30, 2009	Six months ended June 30, 2009	Three months ended June 30, 2008 (1)
Revenues:
Rental	$9,433	$18,742	$3,163
Other	2,027	4,192	775
Total revenues	11,460	22,934	3,938

Expenses:
Rental operating expenses	4,934	9,699	1,902
Depreciation and amortization	4,211	8,956	1,768
Interest	3,967	7,905	1,374
Total expenses	13,112	26,560	5,044
Net loss	$(1,652)	$(3,626)	$(1,106)

Equity in net income (loss)
of unconsolidated joint venture	$163	$217	$(26)

(1)
The revenue and expense for six months ended June 30, 2008 are the same as the three months ended June 30, 2008.  There is a $(3) difference in the year to date equity pick-up due to the 10 days in March 2008 that are included in the six month calculation.

	As of	As of
	June 30, 2009	December 31, 2008
Investment in real estate, net	$330,681	$336,409
Other assets	59,118	61,591
Total assets	$389,799	$398,000

Mortgage and other collateralized loans	$318,134	$314,324
Other liabilities	12,993	18,139
Total liabilities	$331,127	$332,463

Investment in unconsolidated joint ventures	$10,376	$11,590

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Acquisitions of Unconsolidated Joint Ventures

On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, which served to modify and provide substantive participating rights to the non-managing member, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting, pursuant to APB No. 18 and EITF 04-5. Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza pursuant to EITF 04-5. The JV Basis Differential attributable to Seville Plaza upon the Effective Date was $0.04 million.

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

On April 30, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through the Operating Partnership, of a 17.5% managing ownership interest in a joint venture that owns a commercial office building totaling 221,784 rentable square feet located in Phoenix, Arizona (the “Black Canyon Corporate Center”). The acquisition price for the managing ownership interest in the Black Canyon Corporate Center was $1.0 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for the managing ownership interest in the Black Canyon Corporate Center was approximately equal to the Shidler Affiliates’ cost of investment in the Black Canyon Corporate Center. The JV Basis Differential attributable to the Black Canyon Corporate Center upon acquisition was $0.08 million.

On May 23, 2008, following the exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through the Operating Partnership, of a 7.5% managing ownership interest in a joint venture that owns a commercial office building and a separate parking and retail complex totaling approximately 355,000 rentable square feet of office space and approximately 15,000 rentable square feet of retail space, located in Phoenix, Arizona (the “US Bank Center”). The acquisition price for the managing ownership interest in the US Bank Center was $1.2 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the managing ownership interest in the US Bank Center was approximately equal to the Shidler Affiliates’ cost of investment in the US Bank Center. The JV Basis Differential attributable to the US Bank Center upon acquisition was $0.89 million.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

On June 19, 2008, the POP San Diego I Joint Venture acquired two commercial office buildings totaling approximately 81,000 rentable square feet located in San Diego, California. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate, under the respective purchase agreements. The acquisition price for such buildings was approximately $19.2 million, including assumption of approximately $12.7 million of mortgage debt and customary closing costs. The acquisition price was funded by issuing 326,576 Common Units on June 19, 2008, which Common Units were valued at $6.8107 per unit.

On August 14, 2008, following exercise of the Option, we consummated with certain Shidler Affiliates the acquisition, through the Operating Partnership, of a 10% managing ownership interest in a joint venture (the “SoCal II Joint Venture”) that owns a portfolio of fifteen office and flex buildings totaling over 1,000,000 rentable square feet, situated on seven properties in Los Angeles, Orange and San Diego counties in Southern California. The acquisition price for the managing ownership interest was approximately $4.2 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for the managing ownership interest was approximately equal to the Shidler Affiliates’ cost of investment in the SoCal II Joint Venture. The JV Basis Differential attributable to the SoCal II Joint Venture upon acquisition was $0.2 million.

We account for our investments in joint ventures under the equity method of accounting.

6.	Other Assets, net

Other assets, net consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Deferred loan fees, net of accumulated amortization of $1.4 million and $0.8 million at June 30, 2009 and December 31, 2008, respectively	$2,987	$3,447
Prepaid expenses	1,742	1,232
Other	351	1
Total other assets, net	$5,080	$4,680

7.  Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	June 30, 2009	December 31, 2008
Accounts payable	$889	$1,276
Interest payable	2,108	1,353
Deferred revenue	1,950	1,278
Security deposits	2,521	2,558
Deferred straight-line ground rent	4,488	2,811
Related party payable (Note 12 )	1,335	1,060
Accrued expenses	7,810	6,281
Asset retirement obligations	591	471
Total accounts payable and other liabilities	$21,692	$17,088

8. Mortgage and Other Collateralized Loans

A summary of our mortgage and other collateralized loans, collateralized by real property owned by us, at June 30, 2009 is as follows (in thousands):

PROPERTY	OUTSTANDING PRINCIPAL BALANCE	UNAMORTIZED PREMIUM (DISCOUNT)	NET	INTEREST RATE AT JUNE 30, 2009	MATURITY DATE	AMORTIZATION
Clifford Center	$3,632	$-	$3,632	6.00%	8/15/2011(a)	132 months
Davies Pacific
Center	95,000	(992)	94,008	5.86%	11/11/2016	Interest Only
First Insurance
Center	38,000	(608)	37,392	5.74%	1/1/2016	Interest Only
First Insurance
Center	14,000	(226)	13,774	5.40%	1/6/2016	Interest Only
Pacific
Business
News Building	11,726	37	11,763	6.98%	4/6/2010	360 months
Pan Am
Building	60,000	(39)	59,961	6.17%	8/11/2016	Interest Only
Waterfront
Plaza	100,000	-	100,000	6.37%	9/11/2016	Interest Only
Waterfront
Plaza	11,000	-	11,000	6.37%	9/11/2016	Interest Only
City Square	27,500	(153)	27,347	5.58%	9/1/2010	Interest Only
City Square (b)	27,017	-	27,017	LIBOR + 2.35%	9/1/2010	Interest Only
Sorrento
Techonology
Center	11,800	(190)	11,610	5.75%	1/11/2016	Interest Only
Subtotal	$399,675	$(2,171)	$397,504
Revolving line of
credit (c)	3,000	-	3,000	LIBOR +3.50%	Current	Interest Only
Total	$402,675	$(2,171)	$400,504

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

____________
(a)	The terms of the Clifford Center note payable provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee, which the Company expects to exercise.

(b)
The City Square note payable with an outstanding balance of $27.0 million at June 30, 2009 has an additional $1.5 million available to be drawn. In addition, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.

(c)
The revolving line of credit matures on August 25, 2010, but may be extended to February 25, 2011, subject to the satisfaction of certain conditions, absent an Event of Default. See “Revolving Line of Credit” below.

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

The scheduled maturities for our mortgages and other collateralized loans for the periods succeeding June 30, 2009 are as follows (in thousands):

July 1, 2009 to December 31, 2009	$204
2010	69,445
2011	3,226
2012	-
2013	-
Thereafter	329,800
Total	$402,675

Revolving Line of Credit

We entered into a Credit Agreement dated as of August 25, 2008 (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. The Credit Facility initially provided up to $40.0 million, available for borrowing on a revolving basis by us, subject to the satisfaction of certain conditions. As of June 30, 2009 the Company had outstanding borrowings of $3.0 million under the Credit Facility.

The Credit Facility matures on August 25, 2010, but may be extended to February 25, 2011 at our election, subject to certain conditions, absent an Event of Default. The Credit Facility is collateralized by certain interests in real estate of the Operating Partnership and is guaranteed by a wholly owned subsidiary of the Operating Partnership owning an interest in a commercial office property, certain affiliates of The Shidler Group and the Company. In addition, obligations of the Company and the Operating Partnership to the Advisor, and certain related parties of The Shidler Group, and other related party obligations, have been subordinated to obligations under the Credit Facility.

The Credit Facility contains customary financial and other covenants, including covenants as to maximum leverage ratio, fixed charge coverage and minimum consolidated tangible net worth, and other customary terms and conditions.

Absent an Event of Default, amounts borrowed under the Credit Facility bear interest at the 30-day LIBOR plus 3.5% or at KeyBank’s prime rate plus 2.25%, at our election.  As of June 30, 2009, we had elected the LIBOR-based rate, which would subject our outstanding borrowings to an interest rate of 3.82% per annum at that date.  However, on May 29, 2009, we received a Notice of Default from KeyBank that an Event of Default existed under the Credit Facility agreement.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

As asserted, the Event of Default related to the calculation of a financial covenant required under the Credit Facility, including our delivery of related certificates and statements, for the fiscal quarter ended March 31, 2009.  During the continuance of the asserted Event of Default, no additional borrowings are available to us under the Credit Facility, and the outstanding borrowings under the Credit Facility will bear interest at 7.25%, based on KeyBank’s prime rate plus 4.0%. In addition, during the continuance of the asserted Event of Default, KeyBank would have the right, but has not yet indicated any intention, to accelerate our payment obligations with respect to the outstanding borrowings under the Credit Facility. Subsequent to our receipt of the Notice of Default, we have had, and expect to continue to have, discussions with KeyBank regarding the assertions made by KeyBank in its Notice of Default. While we can offer no assurances as to how these discussions will be resolved, we do not agree with the assertion made by KeyBank and do not believe that an Event of Default exists, or that the penalty interest rate applies, under the terms of the Credit Facility.

9. Unsecured Notes Payable to Related Parties

At June 30, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates of The Shidler Group in the aggregate principal amount of $23.8 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) a qualified public offering, as defined under the Master Agreement; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through June 30, 2009, interest payments on unsecured notes payable to related parties of The Shidler Group have been deferred. At June 30, 2009 and at December 31, 2008, $2.1 million and $1.2 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying condensed combined consolidated balance sheets.

10. Commitments and Contingencies

Minimum Future Ground Rents

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

The Waterfront Plaza ground lease expires December 31, 2060. The annual rental obligation has fixed increases at 5-year intervals until it resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to 8.0% of the fair market value of the land. However, the ground lease rent cannot be less than the rent for the prior period. For the periods succeeding December 31, 2035, we estimated the annual minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period.

Contingencies

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance, subject to deductibles and other customary limitations on recoveries. We believe that the ultimate settlement of these actions will not have a material adverse effect on our consolidated financial position and results of operations or cash flows.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Concentration of Credit Risk

Our operating properties are located in Honolulu, San Diego, Los Angeles, Orange County and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. No single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and an interest rate contract. We maintain our cash and cash equivalents and restricted cash on deposit with what management believes are relatively stable financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the maximum amount; and, to date, we have not experienced any losses on our invested cash. Restricted cash held by lenders is held by those lenders in accounts maintained at major financial institutions.

Conditional Asset Retirement Obligations

We follow FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”) and SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded when the fair value of the obligation can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties acquired in the Transactions, we recorded conditional asset retirement obligations related to asbestos removal. As of June 30, 2009 and December 31, 2008, the liability in our condensed combined consolidated balance sheets for conditional asset retirement obligations was $0.3 million for both periods. The accretion expense was $0.01 and $0.02 million for the three and six months ended June 30, 2009. No accretion was recorded for the three and six months ended June 30, 2008.

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

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of June 30, 2009 and December 31, 2008, the liability in our condensed combined consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three and six months ended June 30, 2009. No accretion was recorded for the three and six months ended June 30, 2008.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Restaurant Row Theatre Venture Lease Termination

We entered into a Termination of Lease Agreement on October 29, 2007 with a tenant that has been leasing 21,541 square feet at the Waterfront Property under a long term lease since 1993, at rates that we believe are currently below market rates. The total termination fee to be paid to the tenant under the Termination of Lease Agreement is $2.5 million, $0.3 million of which we deposited in escrow upon executing the Termination of Lease Agreement.  The remaining balance due at termination of $2.2 million has been included in accounts payable and other liabilities on the accompanying condensed combined consolidated balance sheets at June 30, 2009 and December 31, 2008. On July 13, 2009, we exercised our option to terminate the lease and paid the balance of the lease termination fee into escrow.  The tenant is required to vacate the space no later than August 9, 2009, at which point the lease termination fee will be paid to the tenant.

Purchase Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of June 30, 2009, this amount is projected to be $7.2 million, of which $1.4 million will be funded through reserves currently classified as restricted cash.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditures.

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

11. Description of Equity Securities and Calculation of Non-controlling Interests and Earnings per Share

The partnership interests of the Operating Partnership are divided into (i) the general partnership interest and (ii) the limited partnership interests, consisting of Common Units and Preferred Units. The general partnership interest may be expressed as a number of Common Units, Preferred Units or any other Operating Partnership unit. The general partnership interest is denominated as a number of Common Units equal to the number of shares of common stock outstanding as of the Effective Date and after considering sales of shares that day.

Each Preferred Unit is convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units are exchangeable on a one-for-one basis for shares of our common stock, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At June 30, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million.

The contractual terms and provisions of the Preferred Units include a BCF because they provide the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. The aggregate market price attributable to the Preferred Units is $223.3 million, based on a market price per share of the Company’s common stock of $6.85 relative to 32,597,528 common unit equivalents attributable to the 4,545,300 Preferred Units that were issued and are outstanding. The aggregate carrying value of Preferred Units was $70.4 million as of the date of their issuance. The aggregate amount of the unrecorded BCF at June 30, 2009 was $62.1 million. The aggregate amount of the BCF will be recognized by the UPREIT upon the consummation of an underwritten public offering (of at least $75 million) of our common stock resulting in a increase in the carrying amount of non-controlling interests, and a corresponding decrease in retained deficit, in our condensed combined consolidated balance sheets. In addition, the BCF will be accreted by the UPREIT through the period ending on the earliest occurrence of either (i) the date we consummate an underwritten public offering (of at least $75 million) of our common stock or (ii) March 19, 2010. The accretion of the BCF is expected to result in an increase in the carrying amount of our non-controlling interests and a corresponding decrease to our retained deficit in our condensed combined consolidated balance sheets, resulting in no net impact to our consolidated financial position or consolidated net income or loss.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

Our common stock and Class B Common Stock are identical in all respects, except that in the event of liquidation the Class B Common Stock will not be entitled to any portion of our net assets, which will be allocated and distributed to the holders of the common stock. Shares of our common stock and Class B Common Stock vote together as a single class and each share is entitled to one vote on each matter to be voted upon by our stockholders. Dividends on the common stock and Class B Common Stock are payable at the discretion of our Board of Directors.

Non-controlling interests include the interests in the Operating Partnership that are not owned by us, which amounted to 82.5% of the Common Units and all of the Preferred Units outstanding as of June 30, 2009. During the three and six months ended June 30, 2009, no Operating Partnership units were redeemed or issued. As of June 30, 2009, 46,896,795 shares of our common stock were reserved for issuance upon conversion of outstanding Operating Partnership units.

We present both basic and diluted earnings per share. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their ownership percentages in the Operating Partnership of 17.49% and 82.51%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

Upon adoption of FAS 160, previously reported noncontrolling interests have been reclassified. A reconciliation between the amounts previously reported and their current measurements at December 31, 2008 is shown below (there was no impact on December 31, 2007 presentation):

	Non-Controlling	Additional Paid-in
	Interests	Capital
Balance at December 31, 2008, as reported	$75,823	$8,144
Reversal of cumulative prior rebalancing adjustments	(3,945)	3,945
Balances at December 31, 2008, as adjusted	$71,878	$12,089

The changes in total equity and noncontrolling interests for the period from December 31, 2008 to June 30, 2009 are shown below (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	Pacific Office Properties Trust, Inc.	Non-controlling interests	Total

Balance at December 31, 2008	$5,230	$71,878	$77,108
Net loss	(2,172)	(9,121)	(11,293)
Stock compensation	89	-	89
Basis adjustment	309	(309)	-
Dividends and distributions	(307)	(2,567)	(2,874)
Balance at June 30, 2009	$3,149	$59,881	$63,030

Loss per Share/Loss per Unit

The following is the basic and diluted loss per share/unit (in thousands, except share/unit and per share/unit amounts):

	For the three months ended	For the three months ended
	June 30, 2009	June 30, 2008

Net loss attributable to common
share/unit holders - basic and diluted (1)	$(1,116)	$(1,374)

Weighted average number of common shares	3,034,122	3,031,125
Potentially dilutive common shares (2)
Restricted Stock Units (RSU)	—	—
Weighted average number of common
shares/units outstanding — basic and diluted	3,034,122	3,031,125
Net loss per share — basic and diluted	$(0.37)	$(0.45)

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	Pacific Office Properties Trust, Inc.	Total	Pacific Office Properties Trust, Inc.	Waterfront
	For the six months ended June 30, 2009	For the period from January 1, 2008 through June 30, 2008	For the period from March 20, 2008 through June 30, 2008	For the period from January 1, 2008 through March 19, 2008

Net loss attributable to common
share/unit holders - basic and diluted (1)	$(2,172)	$(5,940)	$(4,476)	$(1,464)

Weighted average number of common shares	3,032,632		3,031,125
Potentially dilutive common shares (2)
Restricted Stock Units (RSU)	—		—
Weighted average number of common
shares/units outstanding — basic and diluted	3,032,632		3,031,125
Net loss per share — basic and diluted	$(0.72)		$(1.48)
Weighted average number of units
outstanding — basic and diluted				3,494,624
Net loss per unit — basic and diluted(3)				$(0.42)

_________________________
Notes:

(1)
For the three and six months ended June 30, 2009, net loss attributable to common stockholders includes $0.56 million and $1.1 million of priority allocation to preferred unit holders, respectively, which is included in non-controlling interests in the condensed combined consolidated statements of operations.  For the three months ended June 30, 2008 and the period from March 20, 2008 through June 30, 2008, net loss attributable to common stockholders includes $0.6 million and $0.6 million of priority allocation to preferred unit holders, respectively, which is included in non-controlling interests in the condensed combined consolidated statements of operations. For the period from January 1, 2008 through March 19, 2008, net loss attributable to common stockholders included $0.11 million of priority allocation to preferred unit holders.

(2)
For the three and six months ended June 30, 2009, the potentially dilutive effect of 52,630 restricted stock units were not included in the net loss per share calculation as their effect is anti-dilutive. For the three and six months ended June 30, 2008, the potentially dilutive effect of 24,240 restricted stock units were not included in the net loss per share calculation as their effect is anti-dilutive.

(3)
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

Dividends and Distributions

On May 12, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the second quarter of 2009. The dividend was paid on July 15, 2009 to holders of record of common stock on June 30, 2009. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at June 30, 2009 in the amount of $0.05 per Common Unit, on July 15 2009. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at June 30, 2009, on July 15, 2009.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.57 million, which were paid on July 15, 2009.

On March 3, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the first quarter of 2009. The dividend was paid on April 15, 2009 to holders of record of common stock on March 31, 2009. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at March 31, 2009 in the amount of $0.05 per Common Unit, on April 15, 2009. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at March 31, 2009, which were paid on April 15, 2009.

Dividends declared are included in retained deficit in the accompanying condensed combined consolidated balance sheets. Distributions on Common and Preferred Units are included in non-controlling interests in the accompanying condensed combined consolidated balance sheets.

12. Related Party Transactions

We are externally advised by the Advisor, an entity owned and controlled by our founder, The Shidler Group. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to the Advisory Agreement. The Advisor is entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum. The corporate management fee is subject to reduction of up to $750,000 based upon the amounts of certain direct costs that we bear. Additionally, the Advisor and its affiliates are entitled to receive real property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, as well as property transaction management fees in an amount equal to 1% of the contract price of any acquired or disposed property, provided, however, that such real property management fees and property transaction management fees must be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located. Pursuant to the Advisory Agreement, the Advisor shall bear the cost for any expenses incurred by the Advisor in the course of performing its advisory services for the Company.

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

During the three and six months ended June 30, 2009, we incurred $0.2 million, net and $0.4 million, net, respectively, in corporate management fees attributable to the Advisor which have been included in general and administrative expenses in the accompanying condensed combined consolidated statements of operations. During the three and six months ended June 30, 2008, we incurred $0.2 million, net, respectively, in corporate management fees attributable to the Advisor.  Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the three and six months ended June 30, 2009. Included in accounts payable and other liabilities in our condensed combined consolidated balance sheets at June 30, 2009 and December 31, 2008, were $1.3 million and $1.1 million, respectively, of amounts payable to related parties of The Shidler Group which primarily consist of rental revenues received by us subsequent to the date of the formation transactions, but that related to the Contributed Properties prior to the date of the formation transactions.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

We and Waterfront paid amounts to certain related entities of The Shidler Group for services provided relating to leasing, property management and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Property management fees
to affiliates of Advisor	$944	$805	$1,780	$1,113
Leasing commissions	100	63	159	187
Corporate management fees to Advisor	187	188	375	188
Interest	443	27	880	27
Construction management fees
and other	28	20	34	24
Total	$1,702	$1,103	$3,228	$1,539

Leasing commissions are capitalized as deferred leasing costs and included in “Intangible assets, net” in the accompanying condensed combined consolidated balance sheets. These costs are amortized over the life of the related lease.

Property management fees are calculated as a percentage of the rental cash receipts collected by the properties plus the payroll costs of on-site employees and are included in “Rental property operating” expenses in the accompanying condensed combined consolidated statements of operations.

Property financing fees paid to the Advisor are capitalized and included as other assets in the accompanying condensed combined consolidated balance sheets. These costs are amortized over the term of the related loan.

We lease commercial office space to affiliated entities. The annual rents from these leases totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2009.  We received $0.2 million from these leases for the three and six months ended June 30, 2008, respectively.

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

At June 30, 2009, $2.1 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying condensed combined consolidated balance sheets. See Note 9 for a detailed discussion on these notes payable.

13. Share-Based Payments

On May 21, 2008, the Board of Directors of the Company adopted the 2008 Directors’ Stock Plan, as amended and restated (the “2008 Directors’ Plan”), subject to stockholder approval. The Company reserved 150,000 shares of the Company’s common stock under the 2008 Directors’ Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards. The 2008 Directors’ Plan was approved by our shareholders at our annual meeting of stockholders on May 12, 2009.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

On May 21, 2008, the Company issued restricted stock awards representing 24,240 shares under the 2008 Directors’ Plan, which awards vested on the date of the Company’s 2009 annual meeting. The grant date fair value of each restricted stock unit was $6.60, which was the closing stock price on May 21, 2008. On June 19, 2009, the Company issued a restricted stock award representing 6,060 shares under the 2008 Directors’ Plan, which vested immediately upon issuance. The grant date fair value of each restricted stock unit was $3.80, which was the closing stock price on June 19, 2009. Accordingly, as required by SFAS No. 123(R), the Company recognized $0.05 million and $0.09 million of compensation expense attributable to the 2008 Directors’ Plan during the three and six months ended June 30, 2009, respectively. These amounts are included in general and administrative expenses in the accompanying condensed combined consolidated statement of operations for the three and six months ended June 30, 2009. As of June 30, 2009, all of our share-based payments to directors in 2008 are vested.

On June 19, 2009, the Company issued restricted stock units representing 52,630 shares under the 2008 Directors’ Plan, which awards vest on the date of the Company’s 2010 annual meeting.  The grant date fair value of each restricted stock unit was $3.80, which was the Company’s closing stock price on June 19, 2009.

Upon the Effective Date and in connection with the Transactions, certain employees and officers of the Advisor and the Company were granted fully vested indirect ownership interests in the Operating Partnership with an estimated fair value upon the Effective Date of $16.2 million. Accordingly, the Company recognized a one-time non-cash compensation charge in the amount of $16.2 million for the period from March 20, 2008 through June 30, 2008. This amount has been included in the condensed combined consolidated statements of operations for the period from March 20, 2008 through June 30, 2008.

14. Segment Reporting

SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision making purposes. We own and operate office properties, concentrating initially on the long-term growth submarkets of Honolulu and the western United States, including Southern California and the greater Phoenix metropolitan area. We are aggregating our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three and six months ended June 30, 2009 and 2008 (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	For the three months ended June 30, 2009
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,393	$3,211	$3	$10,607
Tenant reimbursements	4,983	316	—	5,299
Parking	1,770	241	—	2,011
Other	38	14	50	102
Total revenue	14,184	3,782	53	18,019
Expenses:
Rental property operating	7,764	1,896	—	9,660
General and administrative	—	—	497	497
Depreciation and amortization	5,138	1,892	—	7,030
Interest	5,286	843	677	6,806
Total expenses	18,188	4,631	1,174	23,993
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(4,004)	$(849)	$(1,121)	$(5,974)
Equity in net earnings of unconsolidated joint ventures				163
Non-operating income				1
Net loss attributable to non-controlling interests				4,694
Net loss attributable to common stockholders				$(1,116)

	For the six months ended June 30, 2009
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$14,989	$6,517	$7	$21,513
Tenant reimbursements	10,418	603	—	11,021
Parking	3,577	491	—	4,068
Other	63	24	100	187
Total revenue	29,047	7,635	107	36,789
Expenses:
Rental property operating	15,629	3,946	—	19,575
General and administrative	—	—	1,646	1,646
Depreciation and amortization	9,736	3,821	—	13,557
Interest	10,516	1,679	1,330	13,525
Total expenses	35,881	9,446	2,976	48,303
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(6,834)	$(1,811)	$(2,869)	$(11,514)
Equity in net earnings of unconsolidated joint ventures				217
Non-operating income				4
Net loss attributable to non-controlling interests				9,121
Net loss attributable to common stockholders				$(2,172)

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	For the three months ended June 30, 2008
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,613	$3,473	$4	$11,090
Tenant reimbursements	4,650	325	—	4,975
Parking	1,782	266	—	2,048
Other	28	52	61	141
Total revenue	14,073	4,116	65	18,254
Expenses:
Rental property operating	8,450	2,055	—	10,505
General and administrative	—	5	1,115	1,120
Depreciation and amortization	4,763	2,293	—	7,056
Interest	5,335	1,000	318	6,653
Total expenses	18,548	5,353	1,433	25,334
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(4,475)	$(1,237)	$(1,368)	$(7,080)
Equity in net earnings of unconsolidated joint ventures				(26)
Net loss attributable to non-controlling interests				5,732
Net loss attributable to common stockholders				$(1,374)

	For the six months ended June 30, 2008
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$11,578	$3,920	$4	$15,502
Tenant reimbursements	6,792	365	—	7,157
Parking	2,575	299	—	2,874
Other	60	88	61	209
Total revenue	21,005	4,672	65	25,742
Expenses:
Rental property operating	13,081	2,264	—	15,345
General and administrative	—	4	1,210	1,214
Share-based compensation	—	—	16,194	16,194
Depreciation and amortization	6,194	2,569	—	8,763
Interest	7,546	1,151	356	9,053
Other	108	35	—	143
Total expenses	26,929	6,023	17,760	50,712
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(5,924)	$(1,351)	$(17,695)	$(24,970)
Equity in net earnings of unconsolidated joint ventures				(29)
Net loss attributable to non-controlling interests				19,059
Net loss attributable to common stockholders				$(5,940)

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of June 30, 2009 and December 31, 2008 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
As of June 30, 2009:
Total assets	$377,918	$127,805	$13,857	$519,580
Goodwill	$40,416	$21,603	$—	$62,019
Capital expenditures	$2,832	$240	$—	$3,072
As of December 31, 2008:
Total assets	$383,966	$130,062	$15,869	$529,897
Goodwill	$40,144	$21,375	$—	$61,519
Capital expenditures	$7,000	$1,514	$—	$8,514

15.  Fair Value of Financial Instruments

SFAS No. 107, Disclosures about the Fair Value of Financial Instruments, requires us to disclose the fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

The fair market value of debt is determined using the trading price of public debt or a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

 At June 30, 2009, the carrying value and estimated fair value of the mortgage and other collateralized loans were $400.5 million and $368.1 million, respectively.  At December 31, 2008, the carrying value and estimated fair value of the mortgage and other collateralized loans were $400.1 million and $390.4 million, respectively. At June 30, 2009, the carrying value and estimated fair value of the unsecured notes payable to related parties were $23.8 million and $24.8 million, respectively.  At December 31, 2008, the carrying value and estimated fair value of the unsecured notes payable to related parties were $23.8 million and $24.6 million, respectively.

16. Registration Statement

On June 10, 2009, the Company filed an amendment to its registration statement on Form S-11, initially filed with the SEC on February 6, 2009. The registration statement, as amended, provides for the sale and issuance of up to $400 million in shares of a class of common stock (“Senior Common Stock”), including up to $350 million in shares to be sold to the public and up to $50 million in shares to be issued pursuant to a dividend reinvestment plan, each at a price of $10.00 per share. The Company intends to sell the Senior Common Stock in a continuous offering through an affiliated dealer-manager on a “best efforts” basis and does not intend to have these shares listed on any securities exchange or quoted on an automated quotation system. The proceeds from the sale of Senior Common Stock will primarily be used for the acquisition of commercial office buildings in the Company’s targeted markets.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

17. Subsequent Events

On July 1, 2009, the Company announced that President and Chief Executive Officer, Dallas E. Lucas, will be departing the Company at the end of the term of his current employment agreement, which expires on August 31, 2009.  A committee of the Company’s Board of Directors has been formed to conduct the search for a new Chief Executive Officer.

We have evaluated subsequent events through August 5, 2009, which is the date the financial statements were available to be issued.

Pacific Office Properties Trust, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed combined consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q. The following discussion of the Company’s financial information was significantly affected by the consummation of the Transactions. It was determined for purposes of the Transactions that the Contributed Properties were not under common control. In accordance with SFAS No. 141(R), Waterfront, which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in our Earnings per Share calculation in Note 11 of our condensed combined consolidated financial statements in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical information of Waterfront from that of the Company. Historical results set forth in the condensed combined consolidated financial statements included in Item 1 and this Section should not be taken as indicative of our future operations.

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

Overview

We are a Maryland corporation and have elected to be treated as a REIT under the Code. Our common stock is currently listed and publicly traded on the NYSE Amex under the symbol “PCE”. We are primarily focused on owning and operating office properties in the western United States, concentrating initially on the long-term growth submarkets of Honolulu, Southern California, and the greater Phoenix metropolitan area. For a detailed discussion of our segment operations, please see Note 15 to the condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our property statistics as of June 30, 2009 for our wholly-owned properties are as follows:

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

We also own managing ownership interests in six joint ventures which own fifteen commercial office properties (the “Unconsolidated Joint Ventures”). The Unconsolidated Joint Ventures are accounted for under the equity method of accounting. Property statistics as of June 30, 2009 for our Unconsolidated Joint Ventures are as follows:

Pacific Office Properties Trust, Inc.

Joint Venture Properties

PROPERTY	MARKET	BUILDINGS	RENTABLE SQ. FT.	PERCENTAGE OWNERSHIP

Seville Plaza	San Diego	3	138,576	7.50%
5469 Kearny Villa Road
5471 Kearny Villa Road
5473 Kearny Villa Road
Torrey Hills Corporate Center	San Diego	1	24,066	32.17%
11250 El Camino Real
Palomar Heights Plaza	San Diego	3	45,538	32.17%
5860 Owens Avenue (Building A)
5876 Owens Avenue (Building B)
5868 Owens Avenue (Building C)
Palomar Heights Corporate Center	San Diego	1	64,812	32.17%
5857 Owens Avenue (Corporate Center)
Scripps Ranch Business Park	San Diego	2	47,248	32.17%
9775 Business Park Avenue
10021 Willow Creek Road
Black Canyon Corporate Center	Phoenix	1	218,694	17.50%
16404 N. Black Canyon Highway
U.S. Bank Center	Phoenix	2	372,676	7.50%
101 N. First Avenue
21 West Van Buren Street
Bank of Hawaii Waikiki Center	Honolulu	1	152,288	17.50%
2155 Kalakaua Avenue
South Coast Executive Center	Orange County	1	61,025	10.00%
1503 South Coast Drive
Via Frontera Business Park	San Diego	2	78,819	10.00%
10965 Via Frontera Drive
10993 Via Frontera Drive
Poway Flex	San Diego	1	112,000	10.00%
13550 Stowe Drive (Poway)
Carlsbad Corporate Center	San Diego	1	121,528	10.00%
1950 Camino Vida Roble
Savi Tech Center	Orange County	4	372,327	10.00%
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

Pacific Office Properties Trust, Inc.

The Transactions Included in the Master Agreement

We consummated the Transactions included in the Master Agreement on the Effective Date. As part of the Transactions, AZL merged with and into its wholly-owned subsidiary, the Company, with the Company being the surviving corporation (the “Reincorporation”). Substantially all of the assets and certain liabilities of AZL and substantially all of the commercial real estate assets and related liabilities of Venture were contributed to a newly formed partnership, the Operating Partnership, in which we became the sole general partner and Venture became a limited partner.

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

As a result of the Reincorporation, AZL’s common stock, which traded under the symbol “AZL,” ceased trading on the American Stock Exchange (“AMEX”) following the close of trading on March 19, 2008. On March 20, 2008, the Company’s common stock began trading on the NYSE Amex, successor to AMEX, under the symbol “PCE.” For purposes of Rule 12g-3(a) of the Exchange Act, the Company is the successor issuer to AZL.

Market Information

Market and industry data and other statistical information used throughout this section are based on independent industry publications, including CB Richard Ellis as it relates to our Honolulu office market, and Grubb & Ellis as it relates to all our other office markets. Some data are also based on our good faith estimates, which are derived from our review of management’s knowledge of the industry and independent sources. Although we are not aware of any misstatements regarding the industry data that we present in this Form 10-Q, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008, and under “Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Honolulu Segment

Honolulu Office Market

We have seven properties that represent approximately 1,490,200 effective rentable square feet (or 59.0% of our Effective Portfolio) located in the Honolulu office submarkets of Honolulu Downtown (Central Business District), Waikiki and Kapiolani at June 30, 2009. These office submarkets, based on a combined weighted average, experienced net positive absorption of approximately 39,600 square feet during the second quarter of 2009 due to greater positive sublease space absorption. Based on a combined weighted average, the total percent occupied within these submarkets increased from 88.3% occupied as of March 31, 2009 to 87.0% occupied as of June 30, 2009. During the second quarter of 2009, average asking rents decreased from $36.55 per annualized square foot as of March 31, 2009 to $36.00 per annualized square foot as of June 30, 2009.

Pacific Office Properties Trust, Inc.

Western United States Segment

Phoenix Office Market

We have three properties that represent approximately 804,600 effective rentable square feet (or 31.9% of our Effective Portfolio) located in the Phoenix office submarkets of Phoenix Downtown North, Downtown South and Deer Valley at June 30, 2009. These office submarkets, based upon a combined weighted average, experienced net positive absorption of approximately 88,900 square feet during the second quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets decreased from 83.1% occupied as of March 31, 2009 to 81.9% occupied as of June 30, 2009 because of the addition of completed construction. During the second quarter of 2009, average asking rents decreased from $26.26 per annualized square foot as of March 31, 2009 to $25.75 per square foot annually as of June 30, 2009.

San Diego Office Market

We have nine properties that represent approximately 163,400 effective rentable square feet (or 6.5% of our Effective Portfolio) located in the San Diego office submarkets of San Diego North County and Central County at June 30, 2009. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 463,100 square feet during the first quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets decreased from 84.1% occupied as of March 31, 2009 to 83.5% occupied as of June 30, 2009. During the second quarter of 2009, average asking rents decreased from $29.21 per annualized square foot as of March 31, 2009 to $27.60 per annualized square foot as of June 30, 2009.

Critical Accounting Policies

This discussion and analysis of the historical financial condition and results of operations is based upon the accompanying condensed combined consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. Summarized below are those accounting policies that require material subjective or complex judgments and that have the most significant impact on financial conditions and results of operations. These estimates have been evaluated on an ongoing basis, based upon information currently available and on various assumptions that management believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of the results of operations and financial conditions to those of other companies.

Investment in Real Estate. In accordance with SFAS No. 141(R), Business Combinations, the entity with the largest equity balance, Waterfront, was designated as the acquiring entity in the business combination pursuant to the Transactions for financial accounting purposes, and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture and substantially all of the assets and certain liabilities of AZL were deemed to be acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. In accordance with EITF No. 90-5, Exchanges of Ownership Interests between Entities under Common Control, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.

Pacific Office Properties Trust, Inc.

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

Acquisitions of properties and other business combinations are accounted for using the purchase method and, accordingly, the results of operations of acquired properties are included in our result of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place market leases, acquired below and above market leases and tenant relationships.  Our allocations are typically based on the relative fair value of the assets acquired and initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date. Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases.

Land, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 18 to 42 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (i) the tenant’s remaining lease term or (ii) the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years. Properties that are acquired that are subject to ground leases are depreciated over the remaining life of the related leases as of the date of assumption of the lease.

Impairment of Long-Lived Assets. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate carrying value is reduced to fair value and impairment loss is recognized. We did not recognize an impairment loss on our long-lived assets during the three and six months ended June 30, 2009.

Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a “reporting unit” on an annual basis, during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the reporting unit level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment. During the quarter ended June 30, 2009, we performed an analysis to determine whether the carrying value of the goodwill recorded on our consolidated balance sheet was impaired at June 30, 2009.  Based on the analysis, it was determined that the goodwill was not impaired as of that date.  We may be required to perform similar analyses in the future to determine whether the carrying value of the goodwill recorded on our consolidated balance sheet as of a given reporting date is impaired.  The factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions.

Pacific Office Properties Trust, Inc.

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

Lease termination fees, which are included in rental income in the accompanying condensed combined consolidated statements of operations, are recognized when the related leases are canceled and where no corresponding continuing obligation to provide services to such former tenants exists.

Other income on the accompanying condensed combined consolidated statements of operations generally includes income incidental to operations and are recognized when earned.

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

Investments in Joint Ventures. We analyze our investments in each of our joint ventures to determine whether a joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Based on the guidance set forth in SFAS Interpretation No. 46(R), we have determined that one of our joint ventures is a variable interest entity. We are not deemed to be the primary beneficiary of that variable interest entity. Our investments in joint ventures that are not variable interest entities are accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures within the provisions of EITF 04-5. Our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. Accordingly, we have determined that the equity method of accounting is appropriate for our investments in joint ventures.

Income Taxes. We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Based on our estimates, we do not believe that we have generated taxable income during the period from March 20, 2008 to June 30, 2009. Accordingly, no provision for income taxes has been recognized by the Company.

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. As of June 30, 2009, none of our subsidiaries were considered a TRS.

Pacific Office Properties Trust, Inc.

Results of Operations

The following discussion regarding the results of operations was significantly affected by the Transactions. Our discussion below addresses the historical information for the three and six months ended June 30, 2009 for the Company, and the historical information for the period January 1, 2008 to March 19, 2008 for Waterfront, plus the period from March 20, 2008 to June 30, 2008 for the Company, on a combined basis (the “Combined Entity”).

Overview

As of June 30, 2009, the Property Portfolio and Effective Portfolio were 86.2% and 86.1% leased, respectively, to a total of 1,011 tenants. Approximately 7.5% of our Property Portfolio leased square footage expires during the remainder of 2009 and approximately 11.7% of our Property Portfolio leased square footage expires during 2010. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years. See Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of risk factors pertaining to the current credit market environment.

As of June 30, 2009, our consolidated Honolulu portfolio was 91.0% leased, with approximately 132,500 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 87.1% leased, with approximately 19,600 square feet available. Our effective Honolulu portfolio was 90.9% leased, with approximately 152,000 square feet available.

As of June 30, 2009, our consolidated Phoenix portfolio was 75.1% leased, with approximately 183,800 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 74.7% leased, with approximately 149,500 square feet available. Our effective Phoenix portfolio was 74.8% leased, with approximately 333,300 square feet available.

As of June 30, 2009, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 100% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 93.2% leased, with approximately 42,800 square feet available. Our effective San Diego portfolio was 96.5% leased, with approximately 42,800 square feet available.

Pacific Office Properties Trust, Inc.

Comparison of Property Portfolio for the three months ended June 30, 2009 to the three months ended June 30, 2008

	2009	2008	$ Change	% Change

Revenue:
Rental	$10,607	$11,090	$(483)	(4.4%)
Tenant reimbursements	5,299	4,975	324	6.5%
Parking	2,011	2,048	(37)	(1.8%)
Other	102	141	(39)	(27.7%)
Total revenue	18,019	18,254	(235)	(1.3%)

Expenses:
Rental property operating	9,660	10,505	(845)	(8.0%)
General and administrative	497	1,120	(623)	(55.6%)
Depreciation and amortization	7,030	7,056	(26)	(0.4%)
Interest	6,806	6,653	153	2.3%
Total expenses	23,993	25,334	(1,341)	(5.3%)

Loss before equity in net earnings (loss) of unconsolidated
joint ventures and non-operating income	(5,974)	(7,080)	1,106	(15.6%)
Equity in net earnings (loss) of unconsolidated
joint ventures	163	(26)	189	726.9%
Non-operating income	1	-	1	100.0%
Net loss	$(5,810)	$(7,106)	$1,296	(18.2%)

Pacific Office Properties Trust, Inc.

Revenues

Rental Revenue. Rental revenue decreased by $0.5 million, or 4.4%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was primarily due to decreased average occupancy and rental rates at our Pan Am Building and City Square properties which resulted in a decrease of $0.4 million in rental revenue.

Tenant Reimbursements. Tenant reimbursements increased by $0.3 million, or 6.5%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The increase was primarily attributable to a 0.5 million increase in our common area maintenance expenses recoverable from tenants in Hawaii in 2008.  The increase was offset by a decrease in electricity costs in Hawaii and corresponding decrease in tenant reimbursements in 2009.

Parking Revenue. Parking revenue remained relatively flat for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in parking revenue that was a result of lower occupancy at our Pan Am Building and City Square properties was offset by increased parking rates at other properties in our portfolio.

Expenses

Rental Property Operating Expenses. Rental property operating expenses decreased by $0.8 million, or 8.0%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was primarily attributable to lower electricity rates in Hawaii during the current year compared to the prior year.  Electricity costs in Hawaii during the current year decreased $0.8 million due to lower oil prices in 2009.

General and Administrative. General and administrative expense decreased by $0.6 million, or 55.6%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease is primarily due to the non-recurrence of certain expenses of $0.4 million related to the Transactions.  In addition, professional fees relating to Sarbanes-Oxley compliance decreased by $0.1 million.

Depreciation and Amortization Expense. Depreciation and amortization expense remained flat for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Interest Expense. Interest expense increased by $0.2 million, or 2.3%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase is primarily due to a $7.2 million increase in our consolidated debt balance as well as interest incurred on the credit facility of $0.1 million which was not in place in the prior year.  The increases are offset by a decrease in the interest rate on our variable interest rate debt.

Equity in net earnings (loss) of unconsolidated joint ventures

   Equity in net earnings (loss) of unconsolidated joint ventures increased by $0.2 million, or 726.9%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase is primarily due to the addition of the SoCal II joint venture in August 2008.

Pacific Office Properties Trust, Inc.

Comparison of the Property Portfolio for the six months ended June 30, 2009 to the six months ended June 30, 2008

	2009	2008 (1)	$ Change	% Change

Revenue:
Rental	$21,513	$15,502	$6,011	38.8%
Tenant reimbursements	11,021	7,157	3,864	54.0%
Parking	4,068	2,874	1,194	41.5%
Other	187	209	(22)	(10.5%)
Total revenue	36,789	25,742	11,047	42.9%

Expenses:
Rental property operating	19,575	15,345	4,230	27.6%
General and administrative	1,646	17,408	(15,762)	(90.5%)
Depreciation and amortization	13,557	8,763	4,794	54.7%
Interest	13,525	9,053	4,472	49.4%
Other	-	143	(143)	(100.0%)
Total expenses	48,303	50,712	(2,409)	(4.8%)

Loss before equity in net earnings (loss) of unconsolidated
joint ventures and non-operating income	(11,514)	(24,970)	13,456	(53.9%)
Equity in net earnings (loss) of unconsolidated
joint ventures	217	(29)	246	848.3%
Non-operating income	4	-	4	100.0%
Net loss	$(11,293)	$(24,999)	$13,706	(54.8%)

(1)
Amounts reflected in 2008 represent the sum of the results of the Company for the period from March 21, 2008 to June 30, 2008 and the results of Waterfront for the period from January 1, 2008 to March 20, 2008.

Revenues

Rental Revenue. Rental revenue increased by $6.0 million, or 38.8%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. An increase of $6.4 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during the first quarter, 90 days in the 2009 period compared to 12 days in the 2008 period.  The increase is partially offset by a $0.5 million decrease experienced during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The decrease was due to decreased average occupancy and rental rates at our Pan Am Building and City Square properties which resulted in a decrease of $0.4 million in rental revenue.

Tenant Reimbursements. Tenant reimbursements increased by $3.9 million, or 54.0%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. An increase of $3.5 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during the first quarter, 90 days in the 2009 period compared to 12 days in the 2008 period.  An additional increase of $0.4 million is primarily due to a 0.5 million increase in our common area maintenance expenses recoverable from tenants in Hawaii in 2008, offset by a decrease in electricity costs (and corresponding decrease in tenant reimbursements) in Hawaii in 2009.

Parking Revenue. Parking revenue increased by $1.2 million, or 41.5%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during the first quarter, 90 days in the 2009 period compared to 12 days in the 2008 period.  Parking revenue during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was relatively flat.

Pacific Office Properties Trust, Inc.

Expenses

Rental Property Operating Expenses. Rental property operating expenses increased by $4.2 million, or 27.6%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. An increase of $4.5 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during the first quarter, 90 days in the 2009 period compared to 12 days in the 2008 period.  In addition, due to the current economic environment, we increased our bad debt reserves by $0.5 million to include not only tenants in default but also tenants who either had a higher probability of not paying their rent or potentially not being able to pay their rent but are not currently in default.  These increases are partially offset by a $0.8 million decrease experienced during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The decrease was a result of $0.8 million of lower electricity costs in Hawaii due to lower oil prices in 2009.
General and Administrative. General and administrative expense decreased by $15.8 million, or 90.5%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease is primarily due to a $16.2 million share-based compensation charge resulting from the Transactions during the six months ended June 30, 2008.  The decrease is also due to the non-recurrence of certain expenses of $0.4 million related to the Transactions and a $0.1 million decrease in professional fees relating to Sarbanes-Oxley compliance.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $4.8 million, or 54.7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The $4.8 million increase was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during the first quarter, 90 days in the 2009 period compared to 12 days in the 2008 period.  Depreciation and amortization expense during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was relatively flat.

Interest Expense. Interest expense increased by $4.5 million, or 49.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. An increase of $4.3 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during the first quarter, 90 days in the 2009 period compared to 12 days in the 2008 period. The additional increase of $0.2 million was due to an $7.2 million increase in our consolidated debt balance as well as interest occurred on the credit facility of $0.1 million which was not in place in the prior year offset by a decrease in the interest rate on our variable interest rate debt.

Equity in net earnings (loss) of unconsolidated joint ventures

   Equity in net earnings (loss) of unconsolidated joint ventures increased by $0.2 million, or 848.3%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily attributable to the addition of the SoCal II joint venture in August 2008.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of June 30, 2009, we had $6.9 million in cash and cash equivalents as compared to $4.5 million as of December 31, 2008. In addition, we had restricted cash balances of $5.1 million as of June 30, 2009 as compared to $7.3 million as of December 31, 2008. Restricted cash primarily consists of interest bearing cash deposits required by certain of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs. In addition, we have a revolving credit facility with outstanding borrowings of $3.0 million as of June 30, 2009. We anticipate that our restricted reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditures or needs for our existing Property Portfolio during the next twelve months.

We expect to finance our operations, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow, existing cash on hand, proceeds from refinancing of existing indebtedness and through other available investment and financing activities. We plan for our future financing activities to include selling a portion of the equity in the properties in which we currently hold whole interests. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs for our existing Property Portfolio over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.  In addition, we have $69.5 million in aggregate principal indebtedness maturing in 2010.  We expect to meet these obligations through the refinancing of existing indebtedness and through proceeds from capital market activities, including but not limited to the issuance of equity securities.

Pacific Office Properties Trust, Inc.

We expect to meet our long-term liquidity and capital requirements such as scheduled principal maturities, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, existing cash on hand, refinancing of existing indebtedness, proceeds from our anticipated Senior Common Stock offering and through other available investment and financing activities, including the assumption of mortgage indebtedness upon acquisition or the procurement of new acquisition mortgage indebtedness.

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

As of June 30, 2009, our total consolidated debt was approximately $424.3 million with a weighted average interest rate of 5.87% and a weighted average remaining term of 6.0 years.

Cash Flows

Net cash provided by operating activities for the Company for the six months ended June 30, 2009 was $5.5 million compared to $2.6 million for the Combined Entity for the six months ended June 30, 2008. The increase of $2.4 million for the Company compared to the Combined Entity was primarily attributable to improved vendor payment management in addition to incremental cash flow due to the number of days the properties acquired at the Effective Date were in our portfolio, 180 days in the 2009 period compared to 102 days in the 2008 period.

Net cash provided by investing activities for the Company for the six months ended June 30, 2009 was $0.1 million compared to $2.3 million used in investing activities for the Combined Entity for the six months ended June 30, 2008.  During 2009, our restricted cash decreased by $2.2 million due to a return of escrow deposits and property tax payments made from our reserve accounts.  In addition, we decreased our capital expenditures related to real estate by $1.2 million compared to the same period in the prior year and we received $1.3 million in capital distributions from our investments in unconsolidated joint ventures, primarily from a joint venture not owned by us at June 30, 2008 and a catch up in distributions from another joint venture that we did not elect to receive in the prior year. In addition, we received $7.2 million from Contributed Properties upon the Effective Date. This was offset by our payment of $4.1 million of acquisition costs related to the Transactions during the six months ended June 30, 2008, which did not recur during the six months ended June 30, 2009.

Net cash used in financing activities was $3.2 million for the six months ended June 30, 2009 compared to $8.3 million in net cash provided by financing activities for the Combined Entity for the six months ended June 30, 2008.  Our cash used during the 2009 period was primarily attributable to $2.6 million in distributions paid to non-controlling interests, which we expect to continue paying. During 2008, we received $6.4 million from the issuance of equity securities, as a result of the Transactions. In addition, in 2008, the Combined Entity also received $2.7 million in net equity contributions from the previous partners.  We do not, however, expect to continue to receive equity contributions in a manner similar to that received during the 2008 period based on our capital structure after the Transactions.  We intend to continue to increase our cash flow provided by financing activities from the issuance of equity securities from time to time, subject to the effective registration by the SEC (or an applicable exemption from registration) of the securities we contemplate selling and the existence of optimal market and selling conditions.

Pacific Office Properties Trust, Inc.

Indebtedness

Mortgage and Collateralized Loans

The following table sets forth information relating to the material borrowings with respect to our properties as of June 30, 2009. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

PROPERTY	AMOUNT	INTEREST RATE		MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Clifford Center (1)	3,632	6.00%		8/15/2011	3,032	(2)
Davies Pacific Center	95,000	5.86%		11/11/2016	95,000	(3)
First Insurance Center	38,000	5.74%		1/1/2016	38,000	(4)
First Insurance Center	14,000	5.40%		1/6/2016	14,000	(5)
Pacific Business News
Building (6)	11,726	6.98%		4/6/2010	11,613	(7)
Pan Am Building	60,000	6.17%		8/11/2016	60,000	(8)
Waterfront Plaza	100,000	6.37%		9/11/2016	100,000	(9)
Waterfront Plaza	11,000	6.37%		9/11/2016	11,000	(10)
City Square	27,500	5.58%		9/1/2010	27,500	(11)
City Square (12)	27,017	LIBOR + 2.35%		9/1/2010	26,612	(13)
Sorrento Technology
Center (14)	11,800	5.75	% (15)	1/11/2016 (15)	10,825	(16)
Subtotal	$399,675
Revolving line of
credit (17)	3,000	LIBOR +3.50%		Current	3,000
Outstanding principal balance	$402,675
Less: Unamortized discount, net	(2,171)
Net	$400,504

______________________

(1)	Requires monthly principal and interest payments of $39.8. The initial maturity date is August 15, 2011. We have the option to extend the maturity date to August, 15, 2014 for a nominal fee.
(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.
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
(17)
The revolving line of credit matures on August 15, 2010, but may be extended to February 25, 2011, subject to the satisfaction of certain conditions, absent an Event of Default, including the compliance with debt covenants and payment of a fee. See “Revolving Line of Credit” below.

Pacific Office Properties Trust, Inc.
Our variable rate debt, as reflected in the above schedule and in Note 8 to our condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q, bears interest at a rate based on 30-day LIBOR, which was 0.32% as of June 30, 2009, plus a spread. Our variable rate debt at June 30, 2009 has an initial term that matures in September 2010.

The debt secured by our properties is owed at the property level rather than by the Company or the Operating Partnership. This debt is non-recourse to the Operating Partnership except as noted below. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk.

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

As of June 30, 2009, our ratio of total consolidated debt to total consolidated market capitalization was approximately 69.5%. Our total consolidated market capitalization of $610.3 million includes our total consolidated debt of $424.3 million and the market value of our common stock and common stock equivalents outstanding of $186.0 million (based on the closing price of our common stock of $3.72 per share on the NYSE Amex on June 30, 2009).

At June 30, 2009, the Operating Partnership was subject to a $1.1 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within the control of management. We believe that the subject conditions will be satisfied by management prior to, or during, the fourth quarter ending December 31, 2009, and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.  As such, we have not recorded this as a liability because the probability for recourse is remote.

Revolving Line of Credit

We entered into a Credit Agreement dated as of August 25, 2008 (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. The Credit Facility initially provided up to $40.0 million, available for borrowing on a revolving basis by us, subject to the satisfaction of certain conditions. As of June 30, 2009, the Company had outstanding borrowings of $3.0 million under the Credit Facility.

The Credit Facility matures on August 25, 2010, but may be extended to February 25, 2011 at our election, subject to certain conditions, absent an Event of Default. The Credit Facility is collateralized by certain interests in real estate of the Operating Partnership and is guaranteed by a wholly owned subsidiary of the Operating Partnership owning an interest in a commercial office property, certain affiliates of The Shidler Group and the Company. In addition, obligations of the Company and the Operating Partnership to the Advisor, and certain related parties of The Shidler Group, and other related party obligations, have been subordinated to obligations under the Credit Facility.

The Credit Facility contains customary financial and other covenants, including covenants as to maximum leverage ratio, fixed charge coverage and minimum consolidated tangible net worth, and other customary terms and conditions.

Absent an Event of Default, amounts borrowed under the Credit Facility bear interest at the 30-day LIBOR plus 3.5% or at KeyBank’s prime rate plus 2.25%, at our election.  As of June 30, 2009, we had elected the LIBOR-based rate, which would subject our outstanding borrowings to an interest rate of 3.82% per annum at that date.  However, on May 29, 2009, we received a Notice of Default from KeyBank that an Event of Default existed under the Credit Facility agreement. As asserted, the Event of Default related to the calculation of a financial covenant required under the Credit Facility, including our delivery of related certificates and statements, for the fiscal quarter ended March 31, 2009.  During the continuance of the asserted Event of Default, no additional borrowings are available to us under the Credit Facility, and the outstanding borrowings under the Credit Facility will bear interest at 7.25%, based on KeyBank’s prime rate plus 4.0%. In addition, during the continuance of the asserted Event of Default, KeyBank would have the right, but has not yet indicated any intention, to accelerate our payment obligations with respect to the outstanding borrowings under the Credit Facility. Subsequent to our receipt of the Notice of Default, we have had, and expect to continue to have, discussions with KeyBank regarding the assertions made by KeyBank in its Notice of Default. While we can offer no assurances as to how these discussions will be resolved, we do not agree with the assertion made by KeyBank and do not believe that an Event of Default exists, or that the penalty interest rate applies, under the terms of the Credit Facility.

Pacific Office Properties Trust, Inc.

Subordinated Promissory Notes

At June 30, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates of The Shidler Group in the aggregate principal amount of $23.8 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year, and maturity accelerates upon the occurrence of a qualified public offering, as defined under the Master Agreement. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through June 30, 2009, interest payments on unsecured notes payable to related parties of The Shidler Group have been deferred. At June 30, 2009, $2.1 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying condensed combined consolidated balance sheets.

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

In connection with the Transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Code. However, we recently became aware that AZL may have failed to meet certain asset tests required to be satisfied under the Code to qualify for, and maintain, its REIT status as a result of certain of its investments that exceeded the permissible amount allowed at a given period. If we were found not to have complied with the asset tests, we could be subject to a penalty tax as a result of any such violations, but we do not believe that any such penalty tax would be material. However, such noncompliance should not adversely affect our qualification as a REIT as long as such noncompliance was due to reasonable cause and not due to willful neglect, and as long as certain other requirements are met. Based on the information we currently have, we believe that any noncompliance was due to reasonable cause and not due to willful neglect, and that such other requirements will be met. However, if the Internal Revenue Service (the “IRS”) were to successfully challenge our position, the IRS could determine that we did not satisfy the asset tests and, consequently, could determine that we failed to qualify as a REIT in one or more of our taxable years.

Accordingly, as of June 30, 2009, we recorded an estimate in the amount of $0.5 million for such penalties and related costs, which is included in accounts payable and other liabilities in our condensed combined consolidated balance sheet, based on the information we have to date.

One of our primary objectives, consistent with our policy of retaining sufficient cash for reserves and working capital purposes and maintaining our status as a REIT, is to distribute a substantial portion of our funds available from operations to our common stockholders and UPREIT unit holders in the form of dividends or distributions on a quarterly basis. Dividends and distributions by the Company are contingent upon the Company’s receipt of distributions on the Common Units from the Operating Partnership. The Operating Partnership is prohibited from making distributions on the Common Units unless all accumulated distributions on the Preferred Units have been paid, except to pay certain operating expenses of the Company and for the purposes of maintaining our qualification as a REIT. As of June 30, 2009, we considered market factors and our performance in addition to REIT requirements in determining distribution levels.

Pacific Office Properties Trust, Inc.

On May 12, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the second quarter of 2009. The dividend was paid on July 15, 2009 to holders of record of common stock on June 30, 2009. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at June 30, 2009 in the amount of $0.05 per Common Unit, on July 15, 2009. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at June 30, 2009, on July 15, 2009.

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.57 million, which were paid on July 15, 2009.

On March 3, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the first quarter of 2009. The dividend was paid on April 15, 2009 to holders of record of common stock on March 31, 2009. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at March 31, 2009 in the amount of $0.05 per Common Unit, on April 15, 2009. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at March 31, 2009, which were paid on April 15, 2009.

Although we currently estimate taxable losses for the year ending December 31, 2009, we expect to continue to declare and pay dividends as a return of capital to our stockholders.

Related Party Transactions

We are externally advised by the Advisor, an entity affiliated with and owned by our founder, The Shidler Group. For a more detailed discussion of the Advisor and other related party transactions, see Note 12 to our condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides expanded disclosure about how fair value measurements were determined. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any circumstances. Our adoption of SFAS No. 157 for the valuation of financial assets and liabilities in 2008 and the valuation of non-financial assets and liabilities as of January 1, 2009 did not have a material impact on our consolidated results of operations, financial position or cash flow, as our derivative value is not significant.

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

Pacific Office Properties Trust, Inc.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the condensed combined consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. We adopted the provisions of SFAS No. 160 on the effective date of January 1, 2009.

We also adopted the revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”), which became effective upon our adoption of SFAS 160. Based upon the requirements of D-98, the limited partnership common and preferred interests in the UPREIT have been presented in the mezzanine section of our consolidated balance sheets because these units are redeemable at the option of Venture.  These units are redeemable for cash or Company shares at the option of the Company.  As discussed in Note 1 to our condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q, because Venture has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by it, the party that controls Venture also controls the Company. Accordingly, we have determined that the holder of our partnership units can control the method of redemption (cash or Company shares) and therefore these partnership units require mezzanine presentation in our consolidated balance sheets. In addition, because D-98 nullified EITF Issue 94-2, Treatment of Minority Interests in Certain Real Estate Investment Trusts and EITF Issue No. 95-7 Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, which previously required us to rebalance the equity in the UPREIT between the general and limited partners each quarter, we have reversed our cumulative rebalancing adjustment of $3.9 million effective at March 31, 2009.  Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of SFAS No. 160 could materially impact our future consolidated financial results, as our existing investments would be adjusted to fair value at the date of acquisition of the controlling interest.

SFAS No. 165

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 is effective for interim periods or fiscal years ending after June 15, 2009.  The adoption of SFAS No. 165 resulted in additional disclosure but did not have a material impact on our financial statements.

SFAS No. 167

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R), which requires an on-going reassessment of whether an enterprise is the primary beneficiary of a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS No. 167 is effective for us beginning January 1, 2010 and we are still in the process of quantifying the impact of the adoption of this standard on our consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS No. 168 is effective for us beginning with our September 30, 2009 consolidated financial statements.  SFAS No. 168 does not change GAAP but will change how we reference GAAP in our consolidated financial statements.

Pacific Office Properties Trust, Inc.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position (FSP) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method. Dividend equivalents corresponding to the cash dividends declared on our common stock are forfeitable for unvested restricted stock unit awards granted to our board of directors, as described in Note 13 to our condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q. FSP EITF No. 03-6-1 is applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have an impact on our consolidated financial position, results of operations and cash flows.

EITF No. 08-6

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6), which provides guidance for the accounting of contingent consideration, recognition of other-than-temporary impairment (OTTI) of an equity method investee, and change in level of ownership or degree of influence. The accounting of contingent consideration might result in the recording of a liability with an increase to the corresponding investment balance. The investor must recognize its share of the investee’s OTTI charges. A gain or loss to the investor resulting from a change in level of ownership or influence must be recognized in earnings of the investor. EITF 08-6 is effective as of January 1, 2009 for our Company. This EITF did not have an impact on our consolidated financial position, results of operations or cash flows. In the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this EITF No. 08-6 could materially impact our future consolidated financial results.

FSP FAS 142-3

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangibles. This FSP will allow us to use our own assumptions about renewal or extension of an arrangement, adjusted for our own specific factors, as described in SFAS 142, even when there is likely to be substantial cost or material modifications. FSP 142-3 is effective for us as of January 1, 2009 and applied prospectively for intangible assets acquired or recognized after such date. The adoption of this FSP did not have a material impact on our consolidated financial position, results of operations or cash flows.

FSP 107-1 and APB 28-1

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Our adoption of this FSP during the quarter ended June 30, 2009 resulted in additional disclosures but did not have a material impact on our consolidated financial position, results of operations or cash flows.

FSP No. FAS 141(R) – 1

In April 2009, the FASB issued FSP No. FAS 141(R) – 1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies.  This FSP amends and clarifies SFAS No. 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Under this FSP, continent assets and liabilities arising from contingencies are recognized at fair value on the acquisition date.  This FSP is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The impact of the adoption of FSP No. FAS 141(R) – 1 will depend on the nature of acquisitions completed after the date of adoption.

Pacific Office Properties Trust, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, the end of the period covered by this report.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.  In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in those reports, which could materially affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 12, 2009, the Company held its Annual Meeting of Stockholders. At the meeting, two Class I directors of the Company were elected to serve until the 2012 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. Tabulated with the name of each of the nominees elected is the number of shares of common stock cast for each nominee and the number of shares of common stock withholding authority to vote for each nominee. There were no broker non-votes with respect to the election of directors.

Nominee	Votes For	Votes Withheld

Robert L. Denton	48,009,514	108,062
Thomas R. Hislop	48,027,728	89,848

In addition, the Company’s 2008 Directors’ Stock Plan was approved at the meeting with 47,247,428 shares voting in favor, 51,652 shares voting against, 25,732 shares abstaining and 792,764 broker non-votes.  The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified at the meeting with 48,086,926 shares voting in favor, 29,683 shares voting against, 967 shares abstaining and no broker non-votes.

Dallas E. Lucas, Clay W. Hamlin and Paul M. Higbee continue to serve as Class II directors until their present terms expire in 2010 and their successors are duly elected. Jay H. Shidler and Michael W. Brennan continue to serve as Class III directors until their present terms expire in 2011 and their successors are duly elected.

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

10.1
Pacific Office Properties Trust, Inc. 2008 Directors’ Stock Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 1, 2009 (File No. 001-09900) and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Award Agreement under the Company’s 2008 Directors’ Stock Plan (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Pacific Office Properties Trust, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: August 7, 2009	By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Chief Executive Officer

By:	/s/ James M. Kasim
James M. Kasim
Chief Financial Officer