Form 10-Q
period 2009-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2009-11-23
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to __________

Commission file number:    1-9900

PACIFIC OFFICE PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-0602478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
233 Wilshire Boulevard, Suite 310
Santa Monica, CA  90401
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code): (310) 395-2083

233 Wilshire Boulevard, Suite 830
Santa Monica, CA  90401
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 23, 2009 there were 3,850,420 shares of common stock, par value $0.0001 per share (the “common stock”), and 100 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), issued and outstanding.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

Page
Explanatory Note
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4T. Controls and Procedures	54
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3. Defaults Upon Senior Securities	56
Item 4. Submission of Matters to a Vote of Security Holders	56
Item 5. Other Information	56
Item 6. Exhibits	57
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$385,431	$392,657
Cash and cash equivalents	3,405	4,463
Restricted cash	5,444	7,267
Rents and other receivables, net	6,004	6,342
Intangible assets, net	35,079	41,379
Other assets, net	5,822	4,680
Goodwill	62,019	61,519
Investment in unconsolidated joint ventures	10,016	11,590
Total assets	$513,220	$529,897

LIABILITIES AND EQUITY
Mortgage and other loans, net	$403,347	$400,108
Unsecured notes payable to related parties	21,104	23,776
Accounts payable and other liabilities	20,257	17,088
Acquired below market leases, net	9,997	11,817
Total liabilities	454,705	452,789

Commitments and contingencies

Non-controlling interests	130,679	133,250

Equity:
Proportionate Voting Preferred Stock	-	-
Preferred stock, $0.0001 par value, 100,000,000 shares authorized,
no shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized,
3,850,420 shares issued and outstanding at September 30, 2009 and December 31, 2008	185	185
Class B Common Stock, $0.0001 par value, 200,000 shares authorized,
100 shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	-	-
Retained deficit	(72,349)	(56,327)
Total equity	(72,164)	(56,142)
Total liabilities and equity	$513,220	$529,897

See accompanying notes to condensed combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,
	2009	2008

Revenue:
Rental	$10,486	$10,899
Tenant reimbursements	5,163	5,583
Parking	2,012	1,981
Other	83	136
Total revenue	17,744	18,599

Expenses:
Rental property operating	9,781	11,067
General and administrative	351	429
Depreciation and amortization	6,913	6,740
Interest	6,823	6,769
Loss on extinguishment of debt	171	-
Total expenses	24,039	25,005

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(6,295)	(6,406)
Equity in net earnings of unconsolidated
joint ventures	189	185
Non-operating income	2	-
Net loss	(6,104)	(6,221)
Less: net loss attributable to non-controlling
interests	4,863	5,033
Net loss attributable to common stockholders	$(1,241)	$(1,188)

Net loss per common share - basic and diluted	$(0.40)	$(0.39)

Weighted average number of common shares
outstanding - basic and diluted	3,112,888	3,031,125

See accompanying notes to condensed combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Combined Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the nine months ended September 30,
	2009	2008 (1)

Revenue:
Rental	$31,999	$26,401
Tenant reimbursements	16,184	12,740
Parking	6,080	4,855
Other	270	345
Total revenue	54,533	44,341

Expenses:
Rental property operating	29,356	26,412
General and administrative	1,997	17,837
Depreciation and amortization	20,470	15,503
Interest	20,348	15,822
Loss on extinguishment of debt	171	-
Other	-	143
Total expenses	72,342	75,717

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(17,809)	(31,376)
Equity in net earnings of unconsolidated
joint ventures	406	156
Non-operating income	6	-
Net loss	(17,397)	(31,220)
Less: net loss attributable to non-controlling
interests	13,984	24,563
Net loss attributable to common stockholders	$(3,413)	$(6,657)

Net loss per common share - basic and diluted	$(1.12)	(2)

Weighted average number of common shares
outstanding - basic and diluted	3,059,678	(2)

_________
(1)
Amounts reflected in 2008 represent the sum of the amounts included herein as the consolidated results of operations of Waterfront and the Company (the “Combined Entity”) for the period from January 1, 2008 through September 30, 2008.

(2)	Refer to Note 11 for our Earnings per Share calculation for the Combined Entity.

See accompanying notes to condensed combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Combined Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008 (1)

Operating activities
Net loss	$(17,397)	$(31,220)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	20,470	15,503
Interest amortization	1,135	520
Share based compensation charge attributable to the Transaction	-	16,194
Other share based compensation	140	53
Loss from extinguishment of debt	171	-
Below market lease amortization, net	(1,820)	(1,726)
Equity in net earnings of unconsolidated joint ventures	(406)	(156)
Net operating distributions received from unconsolidated
joint ventures	179	119
Bad debt expense	663	419
Other	-	365
Changes in operating assets and liabilities:
Rents and other receivables	(325)	576
Other assets	(775)	500
Accounts payable and other liabilities	1,292	596
Net cash provided by operating activities	3,326	1,743
Investing activities
Acquisition and improvement of real estate	(4,469)	(6,921)
Capital distributions from equity investees	1,801	313
Payment of leasing commissions	(699)	(556)
Cash held by properties upon Effective Date	-	6,470
Deferred acquisition costs and other	-	(4,059)
Decrease (increase) in restricted cash	1,823	(1,525)
Net cash used in investing activities	(1,544)	(6,278)
Financing activities
Proceeds from issuance of equity securities	-	6,350
Repayment of mortgage notes payable	(706)	(152)
Proceeds from mortgage notes payable	811	-
Repayments of revolving credit facility	(3,000)	-
Borrowings from revolving credit facility	5,847	-
Deferred financing costs	(178)	(936)
Offering costs	(1,178)	-
Security deposits	(86)	70
Dividends	(501)	-
Distributions to non-controlling interests	(3,849)	-
Equity contributions	-	4,167
Equity distributions	-	(1,425)
Net cash (used in) provided by financing activities	(2,840)	8,074
(Decrease) increase in cash and cash equivalents	(1,058)	3,539
Balance at beginning of period	4,463	2,619
Balance at end of period	$3,405	$6,158
Supplemental cash flow information
Interest paid	$17,660	$13,966

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Exchange of unsecured notes payable to related parties	$3,014	$-
for common units

Assets, net, acquired on the Effective Date	$-	$484,325

Liabilities, net, assumed on the Effective Date	$-	$325,985

Issuance of unsecured notes payable to related parties	$-	$7,285
to acquire managing interests in joint ventures

Issuance of common units to acquire managing joint venture interests	$-	$4,824

Accrued capital expenditures	$722	$204

______________________________
(1)	Amounts reflected in 2008 represent the sum of the amounts included herein as the consolidated cash flows of the Combined Entity for the period from January 1, 2008 through September 30, 2008.

See accompanying notes to condensed combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

1. Organization and Ownership

Pacific Office Properties

The terms “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc. (the “Company”) and its subsidiaries and joint ventures. Through the Company’s controlling interest in Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”), of which the Company is the sole general partner and holds a 21.22% common ownership interest as of September 30, 2009, and the subsidiaries of the Operating Partnership, we own and operate office properties in the western United States, concentrating initially on the long-term growth submarkets of Honolulu, Southern California, and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”) for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity affiliated with and owned by our founder, The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler, our Chairman of the Board who is currently serving as our CEO. The Advisor is responsible for our day-to-day operation and management.

Through the Operating Partnership, as of September 30, 2009, we owned eight wholly-owned fee simple and leasehold properties, and owned interests in fifteen properties which we held through six joint ventures. Our current portfolio totals approximately 4.3 million rentable square feet (the “Property Portfolio”). As of September 30, 2009, the portion of our Property Portfolio that was effectively owned by us (representing the rentable square feet of our wholly-owned properties and our respective ownership interests in our unconsolidated joint venture properties) (the “Effective Portfolio”), comprised approximately 2.5 million rentable square feet. Our property statistics as of September 30, 2009, were as follows:

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

For financial accounting purposes, Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination. Accordingly, historical financial information for Waterfront has also been presented in our Earnings per Share calculation in Note 11of our condensed combined consolidated financial statements in this Quarterly Report on Form 10-Q through the Effective Date. Additional explanatory notations are contained in this Quarterly Report on Form 10-Q to distinguish the historical financial information of Waterfront from that of the Company.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

The Common Units received by Venture represented 28.99% of the total estimated fair value of the Common and Preferred Units issued in the Transactions and were valued using an estimated fair value per share of $2.79 per share. The Common Units are redeemable by the holders on a one-for-one basis for shares of our common stock or cash, as elected by the Company, but no earlier than two years after the Effective Date. The Preferred Units represented 71.01% of the total estimated fair value of the units issued in the Transactions. The contractual terms and provisions of the Preferred Units include a beneficial conversion feature (“BCF”) because it provides the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. See Note 11 for a detailed discussion of our equity securities.

As part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on any matters presented to our stockholders, and which represents that number of votes equal to the total number of shares of common stock issuable upon redemption of the Common Units and Preferred Units that were issued in connection with the Transactions. As of September 30, 2009, that share of Proportionate Voting Preferred Stock represented approximately 92.3% of our voting power. This number will decrease to the extent that these Operating Partnership units are redeemed for shares of common stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. Venture, as the holder of these Operating Partnership units, has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by Venture.

As of September 30, 2009, Venture owned 46,173,693 shares of our common stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the prohibition on redemption for at least two years after the Transactions in the case of the Common Units, and for at least three years, in the case of the Preferred Units. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 93.8% and 95.9% of the total economic interest and voting power, respectively, in the Company.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed combined consolidated financial statements and related disclosures included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the condensed combined consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP.

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

The accompanying condensed combined consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Explanatory Note on page 3 of this Quarterly Report on Form 10-Q.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of September 30, 2009, none of our subsidiaries was considered a TRS.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Real Estate Properties

Acquisitions

We account for acquisitions utilizing the acquisition method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

We record the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing policy is set forth in this Note 2. During the nine months ended September 30, 2009, we recorded an adjustment to the purchase price allocation we previously recorded upon consummation of the formation transactions. This adjustment resulted in an increase to goodwill and accounts payable and other liabilities by approximately $0.5 million in our condensed combined consolidated balance sheet at September 30, 2009.  In connection with the Transactions, we received a representation from our predecessor, AZL that it qualified as a REIT under the provisions of the Internal Revenue Code. However, in early 2009, we became aware that AZL may have failed to meet certain asset tests required to be satisfied under the Internal Revenue Code to qualify for, and maintain, its REIT status as a result of certain of its investments that exceeded the permissible amount allowed at a given period. If we were found not to have complied with the asset tests, we could be subject to a penalty tax as a result of any such violations, but we do not believe that any such penalty tax would be material. However, such noncompliance should not adversely affect our qualification as a REIT as long as such noncompliance was due to reasonable cause and not due to willful neglect, and as long as certain other requirements are met. Based on the information we currently have, we believe that any noncompliance was due to reasonable cause and not due to willful neglect.  Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the asset tests, including paying the appropriate penalty tax, and therefore our qualification and that of our predecessor, AZL, as a REIT should not be affected.  However, if the Internal Revenue Service were to successfully challenge our position, the Internal Revenue Service could determine that we did not satisfy the asset tests and, consequently, could determine that we failed to qualify as a REIT in one or more of our taxable years.

Mortgage and Other Loans

Mortgage and other loans assumed upon acquisition of related real estate properties are stated at estimated fair value upon their respective dates of assumption, net of unamortized discounts or premiums to their outstanding contractual balances.

Amortization of discount and the accretion of premiums on mortgage and other loans assumed upon acquisition of related real estate properties are recognized from the date of assumption through their contractual maturity date using the straight line method, which approximates the effective interest method.

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

Goodwill is reviewed for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment. As of September 30, 2009, nothing has come to our attention to cause us to believe that our carrying amount of goodwill is impaired.  The factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions.

Other-Than-Temporary Impairment

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the three and nine months ended September 30, 2009.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net”, in the accompanying condensed combined consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors to evaluate the level of reserve necessary, including historical termination, default activity and current economic conditions. At September 30, 2009, the balance of the allowance for doubtful accounts was $1.0 million, compared to $0.8 million at December 31, 2008.

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

Use of Estimates in Financial Statements

We are required by GAAP to make estimates and assumptions that affect amounts reported in the condensed combined consolidated financial statements and accompanying notes. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the initial valuation and underlying allocations of purchase price for investments in real estate;

•	the assessment of recoverability of long-lived assets;

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

•	the valuation of investments in unconsolidated joint ventures;

•	the valuation and recognition of equity instruments issued, including:

—        non-controlling interests; and

—        share-based compensation;

•	the valuation and recognition of derivative financial instruments; and

•	the determination of useful lives of investments in real estate and related assets and liabilities.

Stock-Based Compensation

All share-based payments to employees, including directors, are recognized in the statement of operations based on their fair values. See Note 13 for a more detailed discussion.

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

Recent Accounting Pronouncements

Pronouncements Affecting Fair Value Measurement

In September 2006, the FASB issued guidance for using fair value to measure assets and liabilities. We adopted this guidance for the valuation of financial assets and liabilities in 2008 and the valuation of non-financial assets and liabilities as of January 1, 2009.  Our adoption of this guidance did not have a material impact on our consolidated results of operations, financial position or cash flow, as our derivative value is not significant.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Our adoption of this guidance on April 1, 2009 resulted in additional disclosures but did not have a material impact on our consolidated financial position, results of operations or cash flows.

Pronouncements Affecting Future Property Acquisitions

In December 2007, the FASB issued guidance broadening the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired business. Companies are also required to enhance disclosure to improve the ability of financial statement users to evaluate the nature and financial effects of business combinations. We adopted the guidance on January 1, 2009 and believe that such adoption could materially impact our future consolidated financial results to the extent that we acquire significant amounts of real estate or real estate related businesses, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets or real estate related businesses acquired.

In April 2009, the FASB issued guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Assets and liabilities arising from contingencies are recognized at fair value on the acquisition date.  We adopted this guidance on July 1, 2009 and will apply it prospectively to business combinations completed on or after that date.  The impact of the adoption will depend on the nature of acquisitions completed after July 1, 2009.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Pronouncements Pertaining to our Investment in Unconsolidated Joint Ventures

In November 2008, the FASB provided guidance for the accounting of contingent consideration, recognition of other-than-temporary impairment (OTTI) of an equity method investee, and change in level of ownership or degree of influence. The accounting of contingent consideration might result in the recording of a liability with an increase to the corresponding investment balance. The investor must recognize its share of the investee’s impairment charges. A gain or loss to the investor resulting from a change in level of ownership or influence must be recognized in earnings of the investor. We adopted the guidance on January 1, 2009 and it did not have an impact on our consolidated financial position, results of operations or cash flows. In the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this guidance could materially impact our future consolidated financial results.

        In June 2009, the FASB issued guidance which requires us to perform an on-going reassessment of whether our enterprise is the primary beneficiary of a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance is effective for us beginning January 1, 2010 and we are in the process of quantifying the impact of the adoption of this standard on our consolidated financial statements.

Pronouncements Pertaining to the Non-controlling Interests in our Operating Partnership

In December 2007, the FASB issued guidance which requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the condensed combined consolidated financial statements. We must also be consistent in the manner of reporting changes in the parent’s ownership interest and the guidance requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. We adopted the guidance on January 1, 2009.

Concurrently with the adoption of the guidance regarding non-controlling interests, we also adopted guidance which required us to present the limited partnership common and preferred interests in the UPREIT in the mezzanine section of our consolidated balance sheets because the decision to redeem for cash or Company shares is not solely within the control of the Company. Because some of the Company’s directors also own limited partnership common and preferred interests indirectly through Venture combined with the existence of the Proportionate Voting Preferred Stock, we have determined that there are hypothetical situations where the holders of our partnership units could control the method of redemption (cash or Company shares) and therefore these partnership units require mezzanine presentation in our consolidated balance sheets. In addition, we are required to measure our outstanding Common Units at their redemption value because the units are considered redeemable for shares or cash after March 19, 2010.  Our Preferred Units do not require redemption value measurement because these units are not considered redeemable until no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock.  In the current capital market environment, management does not consider the completion of the public stock offering probable at this time.  Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this guidance could materially impact our future consolidated financial results, as our existing investments would be adjusted to fair value at the date of acquisition of the controlling interest.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Pronouncement Affecting Treatment of Nonvested Share-Based Payments in Net Loss Available to Common Stockholders per Share

In June 2008, the FASB issued guidance that requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method.  Dividend equivalents corresponding to the cash dividends declared on our common stock are forfeitable for unvested restricted stock unit awards granted to our board of directors, as described in Note 13, “Share-Based Payments”.  We applied this guidance retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations and cash flows.

Pronouncements Resulting in Modified Disclosures in the Financial Statements

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  We adopted this guidance during the quarter ended June 30, 2009 and it resulted in additional disclosure but did not have a material impact on our financial statements.

In June 2009, the FASB Accounting Standards Codification was established as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The guidance does not change GAAP but changed how we reference GAAP in our consolidated financial statements beginning with this Form 10-Q.

3. Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2009, and at December 31, 2008, are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008

Land and land improvements	$76,054	$76,008
Building and building improvements	310,240	308,125
Tenant improvements	27,130	24,489
Furniture, fixtures and equipment	1,385	1,210
Construction in progress	3,064	4,082
Investments in real estate	417,873	413,914
Less: accumulated depreciation	(32,442)	(21,257)
Investments in real estate, net	$385,431	$392,657

Acquisitions of Consolidated Properties

See Transactions in Note 1 for a discussion of the properties acquired on March 19, 2008.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

4. Intangible Assets and Acquired Above and Below Market Lease Liabilities

Our identifiable intangible assets and acquired above and below market leases, net at September 30, 2009, and at December 31, 2008, are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008

Acquired leasing commissions
Gross amount	$8,689	$8,316
Accumulated amortization	(3,903)	(2,950)
Net balance	$4,786	$5,366

Acquired leases in place
Gross amount	$17,551	$18,109
Accumulated amortization	(9,635)	(6,724)
Net balance	$7,916	$11,385

Acquired tenant relationship costs
Gross amount	$19,581	$19,588
Accumulated amortization	(3,799)	(1,941)
Net balance	$15,782	$17,647

Acquired other intangibles
Gross amount	$7,802	$7,879
Accumulated amortization	(1,207)	(898)
Net balance	$6,595	$6,981

Intangible assets, net	$35,079	$41,379

Acquired below market leases
Gross amount	$15,655	$16,608
Accumulated amortization	(4,926)	(3,755)
Net balance	10,729	12,853

Acquired above market leases
Gross amount	$2,393	$2,449
Accumulated amortization	(1,661)	(1,413)
Net balance	732	1,036
Acquired below market leases, net	$9,997	$11,817

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

At September 30, 2009, the JV Basis Differential, net, was approximately $1.5 million and is included in investments in unconsolidated joint ventures in our condensed combined consolidated balance sheet. For the three and nine months ended September 30, 2009, we recognized approximately $0.01 million and $0.05 million of amortization expense, respectively, attributable to the JV Basis Differential, which is included in equity in net earnings of unconsolidated joint ventures in our condensed combined consolidated statement of operations.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Three months ended Sept 30, 2009	Nine months ended Sept 30, 2009	Three months ended Sept 30, 2008	Nine months ended Sept 30, 2008
Revenues:
Rental	$9,513	$28,255	$9,805	$27,979
Other	2,160	6,352	2,132	6,471
Total revenues	11,673	34,607	11,937	34,450

Expenses:
Rental operating expenses	4,768	14,467	5,153	14,223
Depreciation and amortization	4,486	13,442	4,431	14,578
Interest	3,972	11,877	4,484	12,581
Total expenses	13,226	39,786	14,068	41,382
Net loss	$(1,553)	$(5,179)	$(2,131)	$(6,932)

Equity in net income (loss)
of unconsolidated joint venture	$189	$406	$185	$156

	As of	As of
	Sept 30, 2009	December 31, 2008
Investment in real estate, net	$328,757	$336,409
Other assets	58,241	61,591
Total assets	$386,998	$398,000

Mortgage and other collateralized loans	$318,091	$314,324
Other liabilities	13,104	18,139
Total liabilities	$331,195	$332,463

Investment in unconsolidated joint ventures	$10,016	$11,590

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Acquisitions of Unconsolidated Joint Ventures

On April 1, 2008, we and our joint venture partner in Seville Plaza entered into an Amended Operating Agreement. Based on this amendment, which served to modify and provide substantive participating rights to the non-managing member, we have accounted for our 7.5% investment in Seville Plaza under the equity method of accounting. Prior to the date of such amendment, we had consolidated our 7.5% investment in Seville Plaza. The JV Basis Differential attributable to Seville Plaza upon the Effective Date was $0.04 million.

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

We account for our investments in joint ventures under the equity method of accounting.

6.	Other Assets, net

Other assets, net consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Deferred loan fees, net of accumulated amortization of $1.4 million and $0.8 million at September 30, 2009 and December 31, 2008,
respectively	$2,186	$3,447
Prepaid expenses	2,458	1,232
Equity offering costs	1,178	-
Other	-	1
Total other assets, net	$5,822	$4,680

7.  Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	September 30, 2009	December 31, 2008
Accounts payable	$707	$1,276
Interest payable	2,240	1,353
Deferred revenue	1,493	1,278
Security deposits	2,485	2,558
Deferred straight-line ground rent	5,554	2,811
Related party payable (Note 12 )	1,078	1,060
Accrued expenses	6,101	6,281
Asset retirement obligations	599	471
Total accounts payable and other liabilities	$20,257	$17,088

8. Mortgage and Other Loans

A summary of our mortgage and other loans, net, at September 30, 2009 is as follows (in thousands):

PROPERTY	OUTSTANDING PRINCIPAL BALANCE	UNAMORTIZED PREMIUM (DISCOUNT)	NET	INTEREST RATE AT SEPTEMBER 30, 2009	MATURITY DATE	AMORTIZATION
Clifford Center	$3,567	$-	$3,567	6.00%	8/15/2011(a)	132 months
Davies Pacific
Center	95,000	(958)	94,042	5.86%	11/11/2016	Interest Only
First Insurance
Center	38,000	(584)	37,416	5.74%	1/1/2016	Interest Only
First Insurance
Center	14,000	(218)	13,782	5.40%	1/6/2016	Interest Only
Pacific
Business
News Building	11,691	25	11,716	6.98%	4/6/2010	360 months
Pan Am
Building	60,000	(38)	59,962	6.17%	8/11/2016	Interest Only
Waterfront
Plaza	100,000	-	100,000	6.37%	9/11/2016	Interest Only
Waterfront
Plaza	11,000	-	11,000	6.37%	9/11/2016	Interest Only
City Square	27,500	(119)	27,381	5.58%	9/1/2010	Interest Only
City Square (b)	27,017	-	27,017	LIBOR + 2.35%	9/1/2010	Interest Only
Sorrento
Techonology
Center	11,800	(183)	11,617	5.75%	1/11/2016	Interest Only
Subtotal	$399,575	$(2,075)	$397,500
Revolving line of
credit (c)	5,847	-	5,847	1.85%	9/2/2011	Interest Only
Total	$405,422	$(2,075)	$403,347

____________
(a)	The terms of the Clifford Center note payable provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee, which the Company expects to exercise.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

(b)
The City Square note payable with an outstanding balance of $27.0 million at September 30, 2009 has an additional $1.5 million available to be drawn. In addition, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.

(c)
The revolving line of credit matures on September 2, 2011. Amounts borrowed under the FHB Credit Facility will bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

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

The scheduled maturities for our mortgages and other loans for the periods succeeding September 30, 2009 are as follows (in thousands and includes schedule principal paydowns):

October 1, 2009 to December 31, 2009	$104
2010	66,446
2011	9,072
2012	-
2013	-
Thereafter	329,800
Total	$405,422

Revolving Line of Credit

We entered into a Credit Agreement dated as of August 25, 2008 (the “KeyBank Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. As of June 30, 2009 we had outstanding borrowings of $3.0 million under the KeyBank Credit Facility.

On September 3, 2009, we entered into a Termination and Release Agreement (the “Termination Agreement”) with KeyBank terminating the KeyBank Credit Facility.  In connection with the Termination Agreement, we paid to KeyBank on September 3, 2009 a total payoff amount of approximately $2.8 million, representing the total principal amount owed together with all accrued and unpaid contractual interest and fees, less a prorated amount of certain fees paid by us in connection with the origination of the KeyBank Credit Facility.  KeyBank has released all claims to the assets held as security for the KeyBank Credit Facility, and KeyBank and the Company have provided each other with a general release of all claims arising in connection with the KeyBank Credit Facility or any of the related loan documents.

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility provides us with a revolving line of credit in the principal sum of $10.0 million.  Amounts borrowed under the FHB Credit Facility will bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of September 30, 2009, we had outstanding borrowings of $5.8 million under the FHB Credit Facility.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

The FHB Credit Facility matures on September 2, 2011.  As security for the FHB Credit Facility, Shidler Equities L.P., a Hawaii limited partnership controlled by Jay H. Shidler, the chairman of the Company’s board of directors, has pledged to the Lender a certificate of deposit in the principal amount of $10.0 million. Pursuant to an indemnification agreement, we have agreed to pay Shidler Equities L.P. an annual fee of 2% on the $10.0 million certificate of deposit.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we have agreed to pay to Shidler Equities L.P. interest on the withdrawn amount at a rate of 7.00% per annum from the date of withdrawal until the date of repayment in full by us to Shidler Equities L.P.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

9. Unsecured Notes Payable to Related Parties

At September 30, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates of The Shidler Group in the aggregate principal amount of $21.1 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) a qualified public offering, as defined under the Master Agreement; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

On September 23, 2009, the Operating Partnership entered into an Exchange Agreement (the “Exchange Agreement”) with certain affiliates of The Shidler Group (collectively, the “Transferors”).  Pursuant to the terms and conditions of the Exchange Agreement, on September 25, 2009, certain unsecured subordinated promissory notes, in the aggregate outstanding amount (including principal and accrued interest) of approximately $3.0 million, issued by the Operating Partnership to the Transferors were exchanged for 789,095 shares of common stock, par value $0.0001 per share, of the Company.  The price per share of the Company’s common stock issued pursuant to the Exchange Agreement was $3.82, which represented the volume-weighted average closing market price per share of the Company’s common stock on the NYSE Amex for the thirty trading days preceding the date of the Exchange Agreement.

For the period from March 20, 2008 through September 30, 2009, interest payments on the unsecured notes payable to related parties of The Shidler Group have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At September 30, 2009 and at December 31, 2008, $2.2 million and $1.2 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying condensed combined consolidated balance sheets.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties acquired in the Transactions, we recorded conditional asset retirement obligations related to asbestos removal. As of September 30, 2009 and December 31, 2008, the liability in our condensed combined consolidated balance sheets for conditional asset retirement obligations was $0.3 million for both periods. The accretion expense was $0.01 and $0.03 million for the three and nine months ended September 30, 2009. No accretion was recorded for the three and nine months ended September 30, 2008.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of September 30, 2009 and December 31, 2008, the liability in our condensed combined consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three and nine months ended September 30, 2009. No accretion was recorded for the three and nine months ended September 30, 2008.

Restaurant Row Theatre Venture Lease Termination

We entered into a Termination of Lease Agreement on October 29, 2007 with a tenant that has been leasing 21,541 square feet at the Waterfront Property under a long term lease since 1993, at rates that we believe are currently below market rates. The total termination fee paid to the tenant under the Termination of Lease Agreement was $2.5 million, $0.3 million of which we deposited in escrow upon executing the Termination of Lease Agreement.  The remaining balance due at termination of $2.2 million was included in accounts payable and other liabilities on the accompanying condensed combined consolidated balance sheets at December 31, 2008. On July 13, 2009, we exercised our option to terminate the lease and paid the balance of the lease termination fee into escrow.  The tenant vacated the space on August 7, 2009, and the lease termination fee was paid to the tenant out of escrow.  We have no further liabilities related to this lease termination.

Purchase Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of September 30, 2009, this amount is projected to be $12.8 million, of which $1.6 million will be funded through reserves currently classified as restricted cash.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditures.

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

11. Description of Equity Securities and Calculation of Non-controlling Interests and Earnings per Share

The partnership interests of the Operating Partnership are divided into (i) the general partnership interest and (ii) the limited partnership interests, consisting of Common Units and Preferred Units. The general partnership interest may be expressed as a number of Common Units, Preferred Units or any other Operating Partnership unit. The general partnership interest is denominated as a number of Common Units equal to the number of shares of common stock and Class B Common Stock outstanding.

Each Preferred Unit is convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units are redeemable by the holders on a one-for-one basis for shares of our common stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

The contractual terms and provisions of the Preferred Units include a BCF because they provide the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. The aggregate market price attributable to the Preferred Units is $223.3 million, based on a market price per share of the Company’s common stock of $6.85 relative to 32,597,528 common unit equivalents attributable to the 4,545,300 Preferred Units that were issued and are outstanding. The aggregate carrying value of Preferred Units was $70.4 million as of the date of their issuance. The aggregate amount of the unrecorded BCF at September 30, 2009 was $62.1 million. The aggregate amount of the BCF will be recognized by the UPREIT upon the consummation of an underwritten public offering (of at least $75 million) of our common stock resulting in a increase in the carrying amount of non-controlling interests, and a corresponding decrease in retained deficit, in our condensed combined consolidated balance sheets. In addition, the BCF will be accreted by the UPREIT through the period ending on the earliest occurrence of either (i) the date we consummate an underwritten public offering (of at least $75 million) of our common stock or (ii) March 19, 2010. The accretion of the BCF is expected to result in an increase in the carrying amount of our non-controlling interests and a corresponding decrease to our retained deficit in our condensed combined consolidated balance sheets, resulting in no net impact to our consolidated financial position or consolidated net income or loss.

Common Units and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. However, Venture, as the initial holder of these units, has the contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by Venture. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation. The Proportionate Voting Preferred Stock entitles the Advisor to vote on all matters for which the common stockholders are entitled to vote. The number of votes that the Advisor is entitled to cast at the direction of Venture, as the Operating Partnership unit holder, equals the total number of common shares issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the Transactions. This number will decrease to the extent that these Operating Partnership units are redeemed for shares of common stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  The Company has the option to redeem the Proportionate Voting Preferred Stock at the Company’s election if the Advisory Agreement is terminated and the Company becomes self-advised.

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

Non-controlling interests include the interests in the Operating Partnership that are not owned by us, which amounted to 78.78% of the Common Units and all of the Preferred Units outstanding as of September 30, 2009. During the three and nine months ended September 30, 2009, no Operating Partnership units were redeemed or issued. As of September 30, 2009, 46,896,795 shares of our common stock were reserved for issuance upon redemption of outstanding Operating Partnership units.

We present both basic and diluted earnings per share. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their ownership percentages in the Operating Partnership of 21.22% and 78.78%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

Upon adoption of new guidance effective on January 1, 2009, previously reported noncontrolling interests have been restated as the Common Units have been measured at their redemption value. A reconciliation between the amounts previously reported and their current measurements at December 31, 2008 is shown below (there was no impact on December 31, 2007 presentation):

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	Non-Controlling	Additional Paid-in	Retained
	Interests	Capital	Deficit
Balance at December 31, 2008, as previously reported	$75,823	$8,144	$(7,044)
Fair value measurement of Common Units	57,427	(8,144)	(49,283)
Balances at December 31, 2008, as restated	$133,250	$-	$(56,327)

The changes in total equity for the period from December 31, 2008 to September 30, 2009 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interests	Total

Balance at December 31, 2008	$(56,142)	$133,250	$77,108
Net loss	(3,413)	(13,984)	(17,397)
Stock compensation	140	-	140
Note exchange	3,014	-	3,014
Basis adjustment	309	(309)	-
Fair value measurement of Common Units	(15,573)	15,573	-
Dividends and distributions	(499)	(3,851)	(4,350)
Balance at September 30, 2009	$(72,164)	$130,679	$58,515

Loss per Share/Loss per Unit

The following is the basic and diluted loss per share/unit (in thousands, except share/unit and per share/unit amounts):

	For the three months ended September 30,
	2009	2008

Net loss attributable to common
share/unit holders - basic and diluted (1)	$(1,241)	$(1,188)

Weighted average number of common shares	3,112,888	3,031,125
Potentially dilutive common shares (2)
Restricted Stock Units (RSU)	—	—
Weighted average number of common
shares/units outstanding — basic and diluted	3,112,888	3,031,125
Net loss per share — basic and diluted	$(0.40)	$(0.39)

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	Pacific Office Properties Trust, Inc.	Total	Pacific Office Properties Trust, Inc.	Waterfront
	For the nine months ended September 30, 2009	For the period from January 1, 2008 through September 30, 2008	For the period from March 20, 2008 through September 30, 2008	For the period from January 1, 2008 through March 19, 2008

Net loss attributable to common
share/unit holders - basic and diluted (1)	$(3,413)	$(6,657)	$(5,578)	$(1,079)

Weighted average number of common shares	3,059,678		3,031,125
Potentially dilutive common shares (2)
Restricted Stock Units (RSU)	—		—
Weighted average number of common
shares/units outstanding — basic and diluted	3,059,678		3,031,125
Net loss per share — basic and diluted	$(1.12)		$(1.84)
Weighted average number of units
outstanding — basic and diluted				3,494,624
Net loss per unit — basic and diluted(3)				$(0.31)

_________________________
Notes:

(1)
For the three and nine months ended September 30, 2009, net loss attributable to common stockholders includes $0.6 million and $1.7 million of priority allocation to preferred unit holders, respectively, which is included in non-controlling interests in the condensed combined consolidated statements of operations.  For the three months ended September 30, 2008 and the period from March 20, 2008 through September 30, 2008, net loss attributable to common stockholders includes $0.6 million and $1.1 million of priority allocation to preferred unit holders, respectively, which is included in non-controlling interests in the condensed combined consolidated statements of operations. For the period from January 1, 2008 through March 19, 2008, net loss attributable to common stockholders included $0.1 million of priority allocation to preferred unit holders.

(2)
For the three and nine months ended September 30, 2009, the potentially dilutive effect of 52,630 restricted stock units were not included in the net loss per share calculation as their effect is anti-dilutive. For the three and nine months ended September 30, 2008, the potentially dilutive effect of 24,240 restricted stock units were not included in the net loss per share calculation as their effect is anti-dilutive.

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

Dividends and Distributions

On September 10, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the third quarter of 2009. The dividend was paid on October 15, 2009 to holders of record of common stock on September 30, 2009. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at September 30, 2009 in the amount of $0.05 per Common Unit, on October 15, 2009. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at September 30, 2009, on October 15, 2009.

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.57 million, which were paid on October 15, 2009.

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

The Advisory Agreement terminates on March 19, 2018. Prior to that date, however, we retain the right to terminate the Advisory Agreement upon 30 days prior written notice at any time for any reason. In the event we decide to terminate the Advisory Agreement in order to internalize management and become self-managed, we would be obligated to pay the Advisor an internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. Further, the Advisor retains the right to terminate the Advisory Agreement upon 30 days prior written notice in the event we default in the performance or observance of any material provision of the Advisory Agreement.

During the three and nine months ended September 30, 2009, we incurred $0.2 million, net and $0.6 million, net, respectively, in corporate management fees attributable to the Advisor which have been included in general and administrative expenses in the accompanying condensed combined consolidated statements of operations. During the three and nine months ended September 30, 2008, we incurred $0.2 million, net, and $0.4 million, net, respectively, in corporate management fees attributable to the Advisor.  Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the three and nine months ended September 30, 2009. Included in accounts payable and other liabilities in our condensed combined consolidated balance sheets at September 30, 2009 and December 31, 2008, was $1.1 million, respectively, of amounts payable to related parties of The Shidler Group which primarily consist of rental revenues received by us subsequent to the date of the formation transactions, but that related to the Contributed Properties prior to the date of the formation transactions.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

We and Waterfront paid amounts to certain related entities of The Shidler Group for services provided relating to leasing, property management and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Property management fees
to affiliates of Advisor	$764	$661	$2,544	$1,774
Leasing commissions	86	111	245	298
Corporate management fees to Advisor	188	188	563	375
Interest	500	383	1,379	700
Construction management fees
and other	14	48	49	72
Total	$1,552	$1,391	$4,780	$3,219

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

We lease commercial office space to affiliated entities. The annual rents from these leases totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2009.  We received $0.1 million and $0.3 million from these leases for the three and nine months ended September 30, 2008, respectively.

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

Related Party Financing Transactions

On August 19, 2009, we entered into an interim financing agreement with Shidler Equities, L.P., (“Shidler Equities”) a Hawaii limited partnership controlled by Jay H. Shidler, the chairman of the Company’s board of directors.  Upon execution, Shidler Equities provided us with a principal sum of $3.0 million, bearing interest of 7.0% per annum.  The maturity date of the note was ninety days following the date of the promissory note.  We repaid the $3.0 million note on September 22, 2009, in addition to $0.02 million of accrued interest.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

On September 2, 2009, as security for the FHB Credit Facility, Shidler Equities pledged to the Lender (the “Shidler Equities Pledge”) a certificate of deposit in the principal amount of $10 million (the “Certificate of Deposit”).  As a condition to the Shidler Equities Pledge, our Operating Partnership and Shidler Equities entered into an Indemnification Agreement, effective as of September 2, 2009 (the “Indemnification Agreement”), pursuant to which we agreed to indemnify Shidler Equities from any losses, damages, costs and expenses incurred by Shidler Equities in connection with the Shidler Equities Pledge.  In addition, to the extent that all or any portion of the Certificate of Deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we agreed to pay to Shidler Equities interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full to Shidler Equities.  Pursuant to the Indemnification Agreement, we also agreed to pay to Shidler Equities an annual fee of 2.0% of the entire $10.0 million principal amount of the Certificate of Deposit.  As of September 30, 2009, we have $0.02 million of accrued interest attributable to the Shidler Equities Pledge included in accounts payable and other liabilities in the accompanying condensed combined consolidated balance sheets.  See Note 8 for more discussion on the FHB Credit Facility.

At September 30, 2009, $2.2 million of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying condensed combined consolidated balance sheets. See Note 9 for a detailed discussion on these notes payable.

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

On May 21, 2008, the Company issued restricted stock awards representing 24,240 shares under the 2008 Directors’ Plan, which awards vested on the date of the Company’s 2009 annual meeting. The grant date fair value of each restricted stock unit was $6.60, which was the closing stock price on May 21, 2008. On June 19, 2009, the Company issued a restricted stock award representing 6,060 shares under the 2008 Directors’ Plan, which vested immediately upon issuance. The grant date fair value of each restricted stock unit was $3.80, which was the closing stock price on June 19, 2009. Accordingly, the Company recognized $0.05 million and $0.14 million of compensation expense attributable to the 2008 Directors’ Plan during the three and nine months ended September 30, 2009, respectively. These amounts are included in general and administrative expenses in the accompanying condensed combined consolidated statement of operations for the three and nine months ended September 30, 2009. As of September 30, 2009, all of our share-based payments to directors in 2008 are vested.

On June 19, 2009, the Company issued restricted stock units representing 52,630 shares under the 2008 Directors’ Plan, which awards vest on the date of the Company’s 2010 annual meeting.  The grant date fair value of each restricted stock unit was $3.80, which was the Company’s closing stock price on June 19, 2009.

Upon the Effective Date and in connection with the Transactions, certain employees and officers of the Advisor and the Company were granted fully vested indirect ownership interests in the Operating Partnership with an estimated fair value upon the Effective Date of $16.2 million. Accordingly, the Company recognized a one-time non-cash compensation charge in the amount of $16.2 million for the period from March 20, 2008 through September 30, 2008. This amount has been included in the condensed combined consolidated statements of operations for the period from March 20, 2008 through September 30, 2008.

14. Segment Reporting

We own and operate office properties, concentrating initially on the long-term growth submarkets of Honolulu and the western United States, including Southern California and the greater Phoenix metropolitan area. We are aggregating our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.  We also have certain corporate level income and expenses related to our credit facility and legal, accounting, finance and management activities, which are not considered separate operating segments.

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the three months ended September 30, 2009
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,303	$3,179	$4	$10,486
Tenant reimbursements	4,945	218	—	5,163
Parking	1,761	251	—	2,012
Other	34	-	49	83
Total revenue	14,043	3,648	53	17,744
Expenses:
Rental property operating	7,794	1,987	—	9,781
General and administrative	—	—	351	351
Depreciation and amortization	5,044	1,869	—	6,913
Interest	5,341	844	638	6,823
Loss on extinguishment of debt	—	—	171	171
Total expenses	18,179	4,700	1,160	24,039
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(4,136)	$(1,052)	$(1,107)	$(6,295)
Equity in net earnings of unconsolidated joint ventures				189
Non-operating income				2
Net loss attributable to non-controlling interests				4,863
Net loss attributable to common stockholders				$(1,241)

	For the nine months ended September 30, 2009
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$22,292	$9,696	$11	$31,999
Tenant reimbursements	15,363	821	—	16,184
Parking	5,338	742	—	6,080
Other	97	24	149	270
Total revenue	43,090	11,283	160	54,533
Expenses:
Rental property operating	23,423	5,933	—	29,356
General and administrative	—	—	1,997	1,997
Depreciation and amortization	14,780	5,690	—	20,470
Interest	15,857	2,523	1,968	20,348
Loss on extinguishment of debt	—	—	171	171
Total expenses	54,060	14,146	4,136	72,342
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(10,970)	$(2,863)	$(3,976)	$(17,809)
Equity in net earnings of unconsolidated joint ventures				406
Non-operating income				6
Net loss attributable to non-controlling interests				13,984
Net loss attributable to common stockholders				$(3,413)

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	For the three months ended September 30, 2008
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,440	$3,455	$4	$10,899
Tenant reimbursements	5,239	344	—	5,583
Parking	1,716	265	—	1,981
Other	64	15	57	136
Total revenue	14,459	4,079	61	18,599
Expenses:
Rental property operating	8,818	2,249	—	11,067
General and administrative	—	—	429	429
Depreciation and amortization	4,581	2,159	—	6,740
Interest	5,345	993	431	6,769
Total expenses	18,744	5,401	860	25,005
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(4,285)	$(1,322)	$(799)	$(6,406)
Equity in net earnings of unconsolidated joint ventures				185
Net loss attributable to non-controlling interests				5,033
Net loss attributable to common stockholders				$(1,188)

	For the nine months ended September 30, 2008
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$19,018	$7,375	$8	$26,401
Tenant reimbursements	12,031	709	—	12,740
Parking	4,291	564	—	4,855
Other	124	103	118	345
Total revenue	35,464	8,751	126	44,341
Expenses:
Rental property operating	21,899	4,513	—	26,412
General and administrative	—	4	1,639	1,643
Share-based compensation	—	—	16,194	16,194
Depreciation and amortization	10,775	4,728	—	15,503
Interest	12,891	2,144	787	15,822
Other	108	35	—	143
Total expenses	45,673	11,424	18,620	75,717
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(10,209)	$(2,673)	$(18,494)	$(31,376)
Equity in net earnings of unconsolidated joint ventures				156
Net loss attributable to non-controlling interests				24,563
Net loss attributable to common stockholders				$(6,657)

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of September 30, 2009 and December 31, 2008 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
As of September 30, 2009:
Total assets	$374,572	$126,499	$12,149	$513,220
Goodwill	$40,416	$21,603	$—	$62,019
Capital expenditures	$3,608	$861	$—	$4,469
As of December 31, 2008:
Total assets	$383,966	$130,062	$15,869	$529,897
Goodwill	$40,144	$21,375	$—	$61,519
Capital expenditures	$7,000	$1,514	$—	$8,514

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

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. We calculate the fair value of our mortgage and other loans, and unsecured notes payable based on currently available market rates, assuming the loans are outstanding through maturity and considering the collateral. The carrying value of our revolving line of credit approximates its fair value.

 At September 30, 2009, the carrying value and estimated fair value of the mortgage and other loans were $403.3 million and $378.2 million, respectively.  At December 31, 2008, the carrying value and estimated fair value of the mortgage and other loans were $400.1 million and $390.4 million, respectively. At September 30, 2009, the carrying value and estimated fair value of the unsecured notes payable to related parties were $21.1 million and $22.7 million, respectively.  At December 31, 2008, the carrying value and estimated fair value of the unsecured notes payable to related parties were $23.8 million and $24.6 million, respectively.

16.  Subsequent Events

We have evaluated subsequent events through November 23, 2009, which is the date the financial statements were available to be issued.

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

Our property statistics as of September 30, 2009 for our wholly-owned properties are as follows:

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

We also own managing ownership interests in six joint ventures which own fifteen commercial office properties (the “Unconsolidated Joint Ventures”). The Unconsolidated Joint Ventures are accounted for under the equity method of accounting. Property statistics as of September 30, 2009 for our Unconsolidated Joint Ventures are as follows:

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

In consideration for the Contributed Properties, the Operating Partnership issued to Venture 13,576,165 Common Units and 4,545,300 Preferred Units. The Common Units are redeemable by the holders for shares of our common stock or cash, at our election, no earlier than two years after the Effective Date. Each Preferred Unit is convertible into 7.1717 Common Units, but no earlier than the later of March 19, 2010 and the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units are redeemable by the holders on a one-for-one basis for shares of our common stock or cash, at our election, but no earlier than one year after the date of their conversion from Preferred Units to Common Units.

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

Honolulu Segment

Honolulu Office Market

We have seven properties that represent approximately 1,490,200 effective rentable square feet (or 59.0% of our Effective Portfolio) located in the Honolulu office submarkets of Honolulu Downtown (Central Business District), Waikiki and Kapiolani at September 30, 2009. These office submarkets, based on a combined weighted average, experienced net negative absorption of approximately 8,900 square feet during the third quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets decreased from 87.0% occupied as of June 30, 2009 to 86.6% occupied as of September 30, 2009. During the third quarter of 2009, average asking rents decreased from $36.00 per annualized square foot as of June 30, 2009 to $35.34 per annualized square foot as of September 30, 2009.

Pacific Office Properties Trust, Inc.

Western United States Segment

Phoenix Office Market

We have three properties that represent approximately 804,600 effective rentable square feet (or 31.9% of our Effective Portfolio) located in the Phoenix office submarkets of Phoenix Downtown North, Downtown South and Deer Valley at September 30, 2009. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 250,900 square feet during the third quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets decreased from 81.9% occupied as of June 30, 2009 to 80.3% occupied as of September 30, 2009 because of the addition of completed construction. During the third quarter of 2009, average asking rents decreased from $25.75 per annualized square foot as of June 30, 2009 to $24.87 per square foot annually as of September 30, 2009.

San Diego Office Market

We have nine properties that represent approximately 163,400 effective rentable square feet (or 6.5% of our Effective Portfolio) located in the San Diego office submarkets of San Diego North County and Central County at September 30, 2009. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 271,100 square feet during the third quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets decreased from 83.5% occupied as of June 30, 2009 to 83.0% occupied as of September 30, 2009. During the third quarter of 2009, average asking rents decreased from $27.60 per annualized square foot as of June 30, 2009 to $27.43 per annualized square foot as of September 30, 2009.

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

Investment in Real Estate. For financial accounting purposes, Waterfront was designated as the acquiring entity in the business combination pursuant to the Transactions and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture and substantially all of the assets and certain liabilities of AZL were deemed to be acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. As such, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler are recorded at the estimated fair value of the acquired assets and assumed liabilities.

Pacific Office Properties Trust, Inc.

The price of the common stock of AZL was determined to be $5.10 per share at the Effective Date. The fair value of a Preferred Unit at the Effective Date was estimated to be $37.31 after taking into account the AZL common stock price of $5.10 and various other factors that determine the value of a convertible security.

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

Impairment of Long-Lived Assets. We assess the potential for impairment of our long-lived assets; including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate carrying value is reduced to fair value and impairment loss is recognized. We did not recognize an impairment loss on our long-lived assets during the three and nine months ended September 30, 2009.

Goodwill. We record the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a “reporting unit” on an annual basis, during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the reporting unit level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment. As of September 30, 2009, nothing has come to our attention to cause us to believe that our carrying amount of goodwill is impaired.  The factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions.

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

Income Taxes. We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Based on our estimates, we do not believe that we have generated taxable income during the period from March 20, 2008 to September 30, 2009. Accordingly, no provision for income taxes has been recognized by the Company.

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. As of September 30, 2009, none of our subsidiaries were considered a TRS.

Results of Operations

The following discussion regarding the results of operations was significantly affected by the Transactions. Our discussion below addresses the historical information for the three and nine months ended September 30, 2009 for the Company, and the historical information for the period January 1, 2008 to March 19, 2008 for Waterfront, plus the period from March 20, 2008 to September 30, 2008 for the Company, on a combined basis (the “Combined Entity”).

Overview

As of September 30, 2009, the Property Portfolio and Effective Portfolio were 85.5% and 84.9% leased, respectively, to a total of 1,016 tenants. Approximately 5.1% of our Property Portfolio leased square footage expires during the remainder of 2009 and approximately 11.9% of our Property Portfolio leased square footage expires during 2010. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants for terms ranging from 2 to 20 years. See Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of risk factors pertaining to the current credit market environment.

Pacific Office Properties Trust, Inc.

As of September 30, 2009, our consolidated Honolulu portfolio was 90.7% leased, with approximately 136,500 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 86.5% leased, with approximately 20,600 square feet available. Our effective Honolulu portfolio was 90.6% leased, with approximately 157,100 square feet available.

As of September 30, 2009, our consolidated Phoenix portfolio was 71.8% leased, with approximately 208,100 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 73.8% leased, with approximately 154,800 square feet available. Our effective Phoenix portfolio was 71.7% leased, with approximately 363,000 square feet available.

As of September 30, 2009, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 100% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 92.5% leased, with approximately 47,360 square feet available. Our effective San Diego portfolio was 95.8% leased, with approximately 47,400 square feet available.

Comparison of Property Portfolio for the three months ended September 30, 2009 to the three months ended September 30, 2008

	2009	2008	$ Change	% Change

Revenue:
Rental	$10,486	$10,899	$(413)	(3.8%)
Tenant reimbursements	5,163	5,583	(420)	(7.5%)
Parking	2,012	1,981	31	1.6%
Other	83	136	(53)	(39.0%)
Total revenue	17,744	18,599	(855)	(4.6%)

Expenses:
Rental property operating	9,781	11,067	(1,286)	(11.6%)
General and administrative	351	429	(78)	(18.2%)
Depreciation and amortization	6,913	6,740	173	2.6%
Interest	6,823	6,769	54	0.8%
Loss from extinguishment of debt	171	-	171	-%
Total expenses	24,039	25,005	(966)	(3.9%)

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(6,295)	(6,406)	111	1.7%
Equity in net earnings of unconsolidated
joint ventures	189	185	4	2.2%
Non-operating income	2	-	2	100.0%
Net loss	$(6,104)	$(6,221)	$117	1.9%

Pacific Office Properties Trust, Inc.

Revenues

Rental Revenue. Rental revenue decreased by $0.4 million, or 3.8%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily due to decreased average occupancy at our City Square property and lower below market rent amortization, which resulted in a decrease of $0.3 million in rental revenue.

Tenant Reimbursements. Tenant reimbursements decreased by $0.4 million, or 7.5%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease is due to a significant decline in electricity costs in Hawaii and a corresponding decrease in tenant reimbursements in the current year.

Expenses

Rental Property Operating Expenses. Rental property operating expenses decreased by $1.3 million, or 11.6%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily attributable to lower electricity rates in Hawaii during the current year compared to the prior year.  Electricity costs in Hawaii during the current year decreased $1.0 million due to lower oil prices in 2009.  In addition, bad debt expense decreased by $0.2 million.

General and Administrative. General and administrative expense decreased by $0.1 million, or 18.2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease is primarily due to a reduction in audit fees.

Loss from extinguishment of debt. We recognized a $0.2 million loss from extinguishment of debt during the three months ended September 30, 2009 due to the write-off of unamortized loan costs related to the September 2009 termination of the KeyBank Credit Facility.  We did not recognize any comparable losses in the prior year.

Pacific Office Properties Trust, Inc.

Comparison of the Property Portfolio for the nine months ended September 30, 2009 to the nine months ended September 30, 2008

	2009	2008 (1)	$ Change	% Change

Revenue:
Rental	$31,999	$26,401	$5,598	21.2%
Tenant reimbursements	16,184	12,740	3,444	27.0%
Parking	6,080	4,855	1,225	25.2%
Other	270	345	(75)	(21.7%)
Total revenue	54,533	44,341	10,192	23.0%

Expenses:
Rental property operating	29,356	26,412	2,944	11.1%
General and administrative	1,997	17,837	(15,840)	(88.8%)
Depreciation and amortization	20,470	15,503	4,967	32.0%
Interest	20,348	15,822	4,526	28.6%
Loss from extinguishment of debt	171	-	171	100.0%
Other	-	143	(143)	(100.0%)
Total expenses	72,342	75,717	(3,375)	(4.5%)

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(17,809)	(31,376)	13,567	43.2%
Equity in net earnings of unconsolidated
joint ventures	406	156	250	160.3%
Non-operating income	6	-	6	100.0%
Net loss	$(17,397)	$(31,220)	$13,823	44.3%

(1)
Amounts reflected in 2008 represent the sum of the results of the Company for the period from March 21, 2008 to June 30, 2008 and the results of Waterfront for the period from January 1, 2008 to March 20, 2008.

Revenues

Rental Revenue. Rental revenue increased by $5.6 million, or 21.2%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. An increase of $6.0 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.  The increase is partially offset by a $0.4 million decrease due to decreased average occupancy, rental rates and below market rent amortization at our City Square property.

Tenant Reimbursements. Tenant reimbursements increased by $3.4 million, or 27.0%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. An increase of $3.5 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.  This increase is partially offset by a decrease in electricity costs (and corresponding decrease in tenant reimbursements) in Hawaii in 2009.

Parking Revenue. Parking revenue increased by $1.2 million, or 25.2%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.

Pacific Office Properties Trust, Inc.

Expenses

Rental Property Operating Expenses. Rental property operating expenses increased by $2.9 million, or 11.1%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. An increase of $5.2 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.  In addition, we increased our bad debt reserves by $0.2 million.  These increases are partially offset by a $1.9 million decrease in electricity costs in Hawaii due to lower oil prices in 2009.

General and Administrative. General and administrative expense decreased by $15.8 million, or 88.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease is primarily due to a $16.2 million share-based compensation charge resulting from the Transactions during the nine months ended September 30, 2008.  The decrease is also due to the non-recurrence of certain expenses of $0.4 million related to the Transactions and a $0.1 million decrease in professional fees relating to Sarbanes-Oxley compliance.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $5.0 million, or 32.0%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.

Interest Expense. Interest expense increased by $4.5 million, or 28.6%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. An increase of $4.3 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during the 2009 compared to 2008. The additional increase of $0.2 million was due to interest incurred on the credit facility which was not in place in the prior year offset by a decrease in the interest rate on our variable interest rate debt.

Loss from extinguishment of debt. We recognized a $0.2 million loss from extinguishment of debt during the nine months ended September 30, 2009 due to the write-off of unamortized loan costs related to the September 2009 termination of the KeyBank Credit Facility.  We did not recognize any comparable losses in the prior year.

Equity in net earnings of unconsolidated joint ventures

   Equity in net earnings of unconsolidated joint ventures increased by $0.3 million, or 160.3%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily attributable to the addition of the SoCal II joint venture in August 2008.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of September 30, 2009, we had $3.4 million in cash and cash equivalents as compared to $4.5 million as of December 31, 2008. In addition, we had restricted cash balances of $5.4 million as of September 30, 2009 as compared to $7.3 million as of December 31, 2008. Restricted cash primarily consists of interest bearing cash deposits required by certain of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs. In addition, we have a revolving credit facility with outstanding borrowings of $5.8 million as of September 30, 2009. We anticipate that our restricted reserves, as well as other sources of liquidity, including existing cash on hand, our credit facility, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditures or needs for our existing Property Portfolio during the next twelve months.

We expect to finance our operations, non-acquisition-related capital expenditures and long-term indebtedness repayment obligations primarily with internally generated cash flow, existing cash on hand, proceeds from refinancing of existing indebtedness and through other available investment and financing activities. We may plan for our future financing activities to include selling a portion of the equity in the properties in which we currently hold whole interests. We believe these sources of liquidity will be sufficient to fund our short-term liquidity needs for our existing Property Portfolio over the next twelve months, including recurring non-revenue enhancing capital expenditures in our portfolio, debt service requirements, dividend and distribution payments, tenant improvements and leasing commissions.  In addition, we have $66.4 million in aggregate principal indebtedness maturing in 2010.  We expect to meet these obligations through the refinancing of existing indebtedness and through proceeds from capital market activities, including but not limited to the issuance of equity securities.

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

As of September 30, 2009, our total consolidated debt was approximately $424.5 million with a weighted average interest rate of 5.82% and a weighted average remaining term of 5.7 years.

Cash Flows

Net cash provided by operating activities for the Company for the nine months ended September 30, 2009 was $3.3 million compared to $1.7 million for the Combined Entity for the nine months ended September 30, 2008. The increase of $1.6 million for the Company compared to the Combined Entity was primarily attributable to improved vendor payment management in addition to incremental cash flow due to the number of days the properties acquired at the Effective Date were in our portfolio, 270 days in the 2009 period compared to 192 days in the 2008 period.

Net cash used in investing activities for the Company for the nine months ended September 30, 2009 was $1.5 million compared to $6.3 million used in investing activities for the Combined Entity for the nine months ended September 30, 2008.  During 2009, our restricted cash decreased by $3.3 million due to a return of escrow deposits and property tax payments made from our reserve accounts.  In addition, we decreased our capital expenditures related to real estate by $2.5 million compared to the same period in the prior year and we received $1.5 million in capital distributions from our investments in unconsolidated joint ventures and a catch up in distributions from another joint venture that we did not elect to receive in the prior year. In addition, we received $6.5 million from Contributed Properties upon the Effective Date. This was offset by our payment of $4.1 million of acquisition costs related to the Transactions during the nine months ended September 30, 2008, which did not recur during the nine months ended September 30, 2009.

Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2009 compared to $8.1 million in net cash provided by financing activities for the Combined Entity for the nine months ended September 30, 2008.  Our cash used during the 2009 period was primarily attributable to $3.8 million in distributions paid to non-controlling interests, which we expect to continue paying. During 2008, we received $6.4 million from the issuance of equity securities, as a result of the Transactions. In addition, in 2008, the Combined Entity also received $2.7 million in net equity contributions from the previous partners.  We do not, however, expect to continue to receive equity contributions in a manner similar to that received during the 2008 period based on our capital structure after the Transactions.  We intend to continue to increase our cash flow provided by financing activities from the issuance of equity securities from time to time, subject to the effective registration by the SEC (or an applicable exemption from registration) of the securities we contemplate selling and the existence of optimal market and selling conditions.

Pacific Office Properties Trust, Inc.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties as of September 30, 2009. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

PROPERTY	AMOUNT	INTEREST RATE		MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Clifford Center (1)	3,567	6.00%		8/15/2011	3,032		(2)
Davies Pacific Center	95,000	5.86%		11/11/2016	95,000		(3)
First Insurance Center	38,000	5.74%		1/1/2016	38,000		(4)
First Insurance Center	14,000	5.40%		1/6/2016	14,000		(5)
Pacific Business News
Building (6)	11,691	6.98%		4/6/2010	11,613		(7)
Pan Am Building	60,000	6.17%		8/11/2016	60,000		(8)
Waterfront Plaza	100,000	6.37%		9/11/2016	100,000		(9)
Waterfront Plaza	11,000	6.37%		9/11/2016	11,000		(10)
City Square	27,500	5.58%		9/1/2010	27,500		(11)
City Square (12)	27,017	LIBOR + 2.35%		9/1/2010	26,612		(13)
Sorrento Technology
Center (14)	11,800	5.75	% (15)	1/11/2016 (15)	10,825		(16)
Subtotal	$399,575
Revolving line of
credit (17)	5,847	1.85%		9/2/2011	5,847
Outstanding principal balance	$405,422
Less: Unamortized discount, net	(2,075)
Net	$403,347

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

(16)	No prepayment is permitted prior to October 11, 2016. Loan may be defeased after the earlier of December 15, 2009 or second anniversary of the “start-up date” of the loan, if securitized.
(17)	The revolving line of credit matures on September 2, 2011. See “Revolving Line of Credit” below.

Pacific Office Properties Trust, Inc.

Our variable rate debt, as reflected in the above schedule and in Note 8 to our condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q, bears interest at a rate based on 30-day LIBOR, which was 0.25% as of September 30, 2009, plus a spread. Our variable rate debt at September 30, 2009 has an initial term that matures in September 2010.

The debt secured by our properties is owed at the property level rather than by the Company or the Operating Partnership. This debt is non-recourse to the Operating Partnership except for customary recourse carve-outs for borrower misconduct and environmental liabilities and one fully recourse mortgage loan for the Contributed Property known as Clifford Center.  The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler and James C. Reynolds, an affiliate of The Shidler Group, and entities wholly-owned or controlled by them, and the Operating Partnership has indemnified them to the extent of their guaranty liability.  This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk.

As of September 30, 2009, our ratio of total consolidated debt to total consolidated market capitalization was approximately 65.8%. Our total consolidated market capitalization of $644.7 million includes our total consolidated debt of $424.5 million and the market value of our common stock and common stock equivalents outstanding of $220.2 million (based on the closing price of our common stock of $4.34 per share on the NYSE Amex on September 30, 2009).

At September 30, 2009, the Operating Partnership was subject to a $1.5 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within the control of management. We believe that the subject conditions will be satisfied by management prior to, or during, the fourth quarter ending December 31, 2009, and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.  As such, we have not recorded this as a liability because the probability for recourse is remote.

Revolving Line of Credit

We entered into a Credit Agreement dated as of August 25, 2008 (the “KeyBank Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. As of June 30, 2009 we had outstanding borrowings of $3.0 million under the KeyBank Credit Facility.

On September 3, 2009, we entered into a Termination and Release Agreement (the “Termination Agreement”) with KeyBank terminating the KeyBank Credit Facility.  In connection with the Termination Agreement, we paid to KeyBank on September 3, 2009 a total payoff amount of approximately $2.8 million, representing the total principal amount owed together with all accrued and unpaid contractual interest and fees, less a prorated amount of certain fees paid by us in connection with the origination of the KeyBank Credit Facility.  KeyBank has released all claims to the assets held as security for the KeyBank Credit Facility, and KeyBank and the Company have provided each other with a general release of all claims arising in connection with the KeyBank Credit Facility or any of the related loan documents.

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility provides us with a revolving line of credit in the principal sum of $10.0 million.  Amounts borrowed under the FHB Credit Facility will bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of September 30, 2009, we had outstanding borrowings of $5.8 million under the FHB Credit Facility.

The FHB Credit Facility matures on September 2, 2011.  As security for the FHB Credit Facility, Shidler Equities L.P., a Hawaii limited partnership controlled by Jay H. Shidler, the chairman of the Company’s board of directors, has pledged to the Lender a certificate of deposit in the principal amount of $10.0 million. Pursuant to an indemnification agreement, we have agreed to pay Shidler Equities L.P. an annual fee of 2% on the $10.0 million certificate of deposit.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we have agreed to pay to Shidler Equities L.P. interest on the withdrawn amount at a rate of 7.00% per annum from the date of withdrawal until the date of repayment in full by us to Shidler Equities L.P.

Pacific Office Properties Trust, Inc.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes

At September 30, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates of The Shidler Group in the aggregate principal amount of $21.1 million. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) a qualified public offering, as defined under the Master Agreement; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

On September 23, 2009, the Operating Partnership entered into an Exchange Agreement (the “Exchange Agreement”) with certain affiliates of The Shidler Group (collectively, the “Transferors”).  Pursuant to the terms and conditions of the Exchange Agreement, on September 25, 2009, certain unsecured subordinated promissory notes, in the aggregate outstanding amount (including principal and accrued interest) of approximately $3.0 million, issued by the Operating Partnership to the Transferors were exchanged for 789,095 shares of common stock, par value $0.0001 per share, of the Company.  The price per share of the Company’s common stock issued pursuant to the Exchange Agreement was $3.82, which represented the volume-weighted average closing market price per share of the Company’s common stock on the NYSE Amex for the thirty trading days preceding the date of the Exchange Agreement.

For the period from March 20, 2008 through September 30, 2009, interest payments on the unsecured notes payable to related parties of The Shidler Group have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At September 30, 2009 and at December 31, 2008, $2.2 million and $1.2 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying condensed combined consolidated balance sheets.

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

In connection with the Transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Code. However, in early 2009, we became aware that AZL may have failed to meet certain asset tests required to be satisfied under the Code to qualify for, and maintain, its REIT status as a result of certain of its investments that exceeded the permissible amount allowed at a given period. If we were found not to have complied with the asset tests, we could be subject to a penalty tax as a result of any such violations, but we do not believe that any such penalty tax would be material. However, such noncompliance should not adversely affect our qualification as a REIT as long as such noncompliance was due to reasonable cause and not due to willful neglect, and as long as certain other requirements are met. Based on the information we currently have, we believe that any noncompliance was due to reasonable cause and not due to willful neglect. Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the asset tests, including paying the appropriate penalty tax, and therefore our qualification and that of our predecessor, AZL, as a REIT should not be affected.  However, if the Internal Revenue Service (the “IRS”) were to successfully challenge our position, the IRS could determine that we did not satisfy the asset tests and, consequently, could determine that we failed to qualify as a REIT in one or more of our taxable years.

Pacific Office Properties Trust, Inc.

Accordingly, as of September 30, 2009, we recorded an estimate in the amount of $0.5 million for such penalties and related costs, which is included in accounts payable and other liabilities in our condensed combined consolidated balance sheet, based on the information we have to date.

One of our primary objectives, consistent with our policy of retaining sufficient cash for reserves and working capital purposes and maintaining our status as a REIT, is to distribute a substantial portion of our funds available from operations to our common stockholders and UPREIT unit holders in the form of dividends or distributions on a quarterly basis. Dividends and distributions by the Company are contingent upon the Company’s receipt of distributions on the Common Units from the Operating Partnership. The Operating Partnership is prohibited from making distributions on the Common Units unless all accumulated distributions on the Preferred Units have been paid, except to pay certain operating expenses of the Company and for the purposes of maintaining our qualification as a REIT. As of September 30, 2009, we considered market factors and our performance in addition to REIT requirements in determining distribution levels.

On September 10, 2009, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the third quarter of 2009. The dividend was paid on October 15, 2009 to holders of record of common stock on September 30, 2009. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at September 30, 2009 in the amount of $0.05 per Common Unit, on October 15, 2009. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at September 30, 2009, on October 15, 2009.

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.57 million, which were paid on October 15, 2009.

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

New Accounting Pronouncements

Pronouncements Affecting Fair Value Measurement

In September 2006, the FASB issued guidance for using fair value to measure assets and liabilities. We adopted this guidance for the valuation of financial assets and liabilities in 2008 and the valuation of non-financial assets and liabilities as of January 1, 2009.  Our adoption of this guidance did not have a material impact on our consolidated results of operations, financial position or cash flow, as our derivative value is not significant.

Pacific Office Properties Trust, Inc.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Our adoption of this guidance on April 1, 2009 resulted in additional disclosures but did not have a material impact on our consolidated financial position, results of operations or cash flows.

Pronouncements Affecting Future Property Acquisitions

In December 2007, the FASB issued guidance broadening the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. Under this pronouncement, acquisition-related costs must be expensed rather than capitalized as part of the basis of the acquired business. Companies are also required to enhance disclosure to improve the ability of financial statement users to evaluate the nature and financial effects of business combinations. We adopted the guidance on January 1, 2009 and believe that such adoption could materially impact our future consolidated financial results to the extent that we acquire significant amounts of real estate or real estate related businesses, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets or real estate related businesses acquired.

In April 2009, the FASB issued guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Assets and liabilities arising from contingencies are recognized at fair value on the acquisition date.  We adopted this guidance on July 1, 2009 and will apply it prospectively to business combinations completed on or after that date.  The impact of the adoption will depend on the nature of acquisitions completed after July 1, 2009.

Pronouncements Pertaining to our Investment in Unconsolidated Joint Ventures

In November 2008, the FASB provided guidance for the accounting of contingent consideration, recognition of other-than-temporary impairment (OTTI) of an equity method investee, and change in level of ownership or degree of influence. The accounting of contingent consideration might result in the recording of a liability with an increase to the corresponding investment balance. The investor must recognize its share of the investee’s impairment charges. A gain or loss to the investor resulting from a change in level of ownership or influence must be recognized in earnings of the investor. We adopted the guidance on January 1, 2009 and it did not have an impact on our consolidated financial position, results of operations or cash flows. In the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this guidance could materially impact our future consolidated financial results.

        In June 2009, the FASB issued guidance which requires us to perform an on-going reassessment of whether our enterprise is the primary beneficiary of a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance is effective for us beginning January 1, 2010 and we are in the process of quantifying the impact of the adoption of this standard on our consolidated financial statements.

Pronouncements Pertaining to the Non-controlling Interests in our Operating Partnership

In December 2007, the FASB issued guidance which requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the condensed combined consolidated financial statements. We must also be consistent in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. We adopted the guidance on January 1, 2009.

Pacific Office Properties Trust, Inc.

Concurrently with the adoption of the guidance regarding non-controlling interests, we also adopted guidance which required us to present the limited partnership common and preferred interests in the UPREIT in the mezzanine section of our consolidated balance sheets because the decision to redeem for cash or Company shares is not solely within the control of the Company. Because some of the Company’s directors also own limited partnership common and preferred interests indirectly through Venture combined with the existence of the Proportionate Voting Preferred Stock, we have determined that there are hypothetical situations where the holders of our partnership units could control the method of redemption (cash or Company shares) and therefore these partnership units require mezzanine presentation in our consolidated balance sheets. In addition, we are required to measure our outstanding Common Units at their redemption value because the units are considered redeemable for shares or cash after March 19, 2010.  Our Preferred Units do not require redemption value measurement because these units are not considered redeemable until no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock.  In the current capital market environment, management does not consider the completion of the public stock offering probable at this time.  Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this guidance could materially impact our future consolidated financial results, as our existing investments would be adjusted to fair value at the date of acquisition of the controlling interest.

Pronouncement Affecting Treatment of Nonvested Share-Based Payments in Net Loss Available to Common Stockholders per Share

In June 2008, the FASB issued guidance that requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method.  Dividend equivalents corresponding to the cash dividends declared on our common stock are forfeitable for unvested restricted stock unit awards granted to our board of directors, as described in Note 13 to our condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q.  We applied this guidance retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations and cash flows.

Pronouncements Resulting in Modified Disclosures in the Financial Statements

        In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  We adopted this guidance during the quarter ended June 30, 2009 and it resulted in additional disclosure but did not have a material impact on our financial statements.

In June 2009, the FASB Accounting Standards Codification was established as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The guidance does not change GAAP but changed how we reference GAAP in our consolidated financial statements beginning with this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In connection with the preparation of the financial statements included in this Quarterly Report on Form 10-Q, we determined that we had not properly recorded certain non-cash fair value measurements of the common units of the Operating Partnership in accordance with the Company’s adoption on January 1, 2009 of guidance issued by the Financial Accounting Standards Board which required the Company to evaluate the presentation of the limited partnership common and preferred interests in our audited consolidated financial statements as of and for the year ended December 31, 2008 and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2009 and June 30, 2009.  On November 18, 2009, we determined that we would restate our financial statements for these periods.  Because of these restatements, management determined that a material weakness in internal control over financial reporting existed as of September 30, 2009.  Based on the existence of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009, the end of the period covered by this report.

Pacific Office Properties Trust, Inc.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to September 30, 2009, we identified a material weakness in our internal controls over the financial reporting close process with respect to our recording of certain non-cash fair value measurements of the common units of our operating partnership, Pacific Office Properties, L.P., which resulted in the restatement of the amounts previously reported in the non-controlling interests, additional paid in capital and retained deficit of our consolidated balance sheets for the year ended December 31, 2008 and subsequent quarters.  During the quarter ended December 31, 2009, we have begun to execute actions to remediate these weaknesses by revising our financial statement close process to include a more rigorous review process, the use of more comprehensive checklists and engaging experienced consultants to assist us in the interpretation and application of generally accepted accounting principles.  For the period ended December 31, 2008 and the first and second quarters of 2009, we previously recorded our redeemable common operating partnership units of our operating partnership at its historical cost.  We subsequently discovered that this accounting treatment did not appropriately reflect the measurement provisions for redeemable non-controlling interests as required by ASC 480-10-S99-3 which discusses the accounting for classification and measurement of redeemable securities.  These errors will be remediated during the quarter ended December 31, 2009.  We may make further changes in our internal control processes from time to time in the future.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Item 1A. Risk Factors

 Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 as well as the risk factors set forth below.  In addition to the other information set forth in this report, you should carefully consider these risk factors, which could materially affect our business, financial condition and results of operations.

If our common stock fails to meet all applicable listing standards, it could be delisted from the NYSE Amex, which could adversely affect the market price and liquidity of our common stock and harm our financial condition and business.

Our common stock currently is listed and traded on the NYSE Amex under the symbol “PCE.” If we fail to meet any of the continued listing standards of the NYSE Amex, our common stock could be delisted from the NYSE Amex.  Because our stockholders’ equity balance currently is not in compliance with the standards of the exchange, although we expect to again be in compliance as of December 31, 2009, there can be no assurance that the NYSE Amex will not consider initiating suspension or delisting procedures.  The NYSE Amex will consider the removal of a listed security on its exchange when, in the opinion of the NYSE Amex, the financial condition and/or operating results of the issuer appear to be unsatisfactory, it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the NYSE Amex inadvisable, the issuer has sold or otherwise disposed of its principal operating assets or has ceased to be an operating company, the issuer has failed to comply with its listing agreements with the NYSE Amex or any other event shall occur or any condition shall exist which makes further dealings on the NYSE Amex unwarranted.

Pacific Office Properties Trust, Inc.

If our common stock were to be delisted from the NYSE Amex, our common stock could be traded in the over-the-counter market or on an automated quotation system, such as the OTC Bulletin Board or the Pink Sheets. Any delisting could adversely affect the market price and the liquidity of our common stock and negatively impact our financial condition and business.

Failure to maintain effective internal control over financial reporting could have an adverse effect on our operations, financial results or stock price.

On November 18, 2009, the Company determined that there was a material weakness in its internal control over financial reporting that existed as of September 30, 2009 and, as a result, the Company determined that its disclosure controls and procedures were not effective as of September 30, 2009. As a result of this material weakness, errors occurred in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008 and its unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2009 and June 30, 2009 related to the fair value measurements of the common units of the Operating Partnership.  These errors were not detected on a timely basis and ultimately resulted in [(or will result in)] the restatement of the Company’s financial statements for these periods. Although the Company has subsequently remediated the material weakness in its internal control over financial reporting, the Company may fail to maintain effective internal control over financial reporting in the future. Failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this item was previously included in the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 20, 2009, the Company filed with the Maryland State Department of Assessments and Taxation (i) articles supplementary to its charter reclassifying 199,900 authorized but unissued shares of Class B Common Stock as common stock, and (ii) articles of amendment to its charter increasing the number of authorized shares of common stock by 40,000,000 shares.  These articles supplementary and articles of amendment are filed as Exhibits 3.2 and 3.3, respectively, to this Quarterly Report on Form 10-Q.

Pacific Office Properties Trust, Inc.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement (Filed herewith).

3.2	Articles Supplementary of the Company (Filed herewith).

3.3	Articles of Amendment of the Company (Filed herewith).

3.4	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 25, 2008 and incorporated herein by reference).

10.1
Credit Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and First Hawaiian Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2009 and incorporated herein by reference).

10.2
Promissory Note dated September 2, 2009 issued by Pacific Office Properties, L.P. to First Hawaiian Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 4, 2009 and incorporated herein by reference).

10.3
Indemnification Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 4, 2009 and incorporated herein by reference).

10.4
Exchange Agreement, dated as of September 23, 2009, by and among Pacific Office Properties, L.P., Shidler Equities, L.P., Reynolds Partners, L.P., MJR Equities, LLC, JRI Equities, LLC and Lawrence J. Taff (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2009 and incorporated herein by reference).

10.5
Third Amendment to Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of September 25, 2009 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2009 and incorporated herein by reference).

10.6
First Amendment to Amended and Restated Advisory Agreement dated as of September 25, 2009, by and among Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and Pacific Office Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 28, 2009 and incorporated herein by reference).

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: November 23, 2009                                                                                     /s/ Jay H. Shidler
Jay H. Shidler
Chief Executive Officer

/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Financial Officer