Form 10-Q/A
period 2009-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2009-12-15
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q/A

Page
Explanatory Note	1
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 4T. Controls and Procedures	49
PART II – OTHER INFORMATION
Item 6. Exhibits	50
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer

PACIFIC OFFICE PROPERTIES TRUST, INC.
FORM 10-Q/A

Explanatory Note

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009, originally filed on May 14, 2009 and subsequently amended on May 19, 2009 (the “Original Filing”), is being filed to correct an error in the previously filed consolidated financial statements.  Specifically, management determined that the common units of our operating partnership, Pacific Office Properties, L.P., are required to be reflected at the fair value of our common stock in accordance with revisions of EITF Topic D-98 Classification and Measurement of Redeemable Securities, which became effective upon our adoption on January 1, 2009 of Financial Accounting Standards (SFAS) No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  We are filing this amendment to our Quarterly Report for the three months ended March 31, 2009 to correct this error.  The effect of this restatement is as follows.  Changes to our December 31, 2008 numbers as presented in this Form 10-Q/A are also reflected below.

As of March 31, 2009	As Previously Reported	As Restated
Non-controlling interests	65,859	140,117
Additional paid in capital	12,439	-
Retained deficit	(8,253)	(70,072)

As of December 31, 2008	As Previously Reported	As Restated
Non-controlling interests	71,878	133,250
Additional paid in capital	12,089	-
Retained deficit	(7,044)	(56,327)

The restatement has no effect on the Company’s results of operations, cash flows or total assets and liabilities.  No other information in the Original Filing has been amended or modified hereby.

We have restated PART I, Item 1 Financial Statements and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in their entirety in this Form 10-Q/A.  Except where specifically indicated, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and accordingly, we have not updated the disclosures contained herein to reflect events that occurred after the Original Filing.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2009 (As Restated)	December 31, 2008

ASSETS
Investments in real estate, net (Note 3)	$389,576	$392,657
Cash and cash equivalents	6,537	4,463
Restricted cash	5,266	7,267
Rents and other receivables, net (Note 2)	5,387	6,342
Intangible assets, net (Note 4)	38,925	41,379
Other assets, net (Note 6 )	5,383	4,680
Goodwill	62,019	61,519
Investment in unconsolidated joint ventures (Note 5)	11,149	11,590
Total assets	$524,242	$529,897
LIABILITIES AND EQUITY
Mortgage and other collateralized loans, net (Note 9)	$400,080	$400,108
Unsecured notes payable to related parties (Note 10)	23,776	23,776
Accounts payable and other liabilities (Note 8)	18,970	17,088
Acquired below market leases, net (Note 4)	11,186	11,817
Total liabilities	454,012	452,789
Non-controlling interests (Note 13)	140,117	133,250
Commitments and contingencies (Note 12)
Equity:
Proportionate Voting Preferred Stock	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and at December 31, 2008	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,031,025 shares issued and outstanding at March 31, 2009 and at December 31, 2008	185	185
Class B Common stock, $0.0001 par value, 200,000 shares authorized, 100 shares issued and outstanding at March 31, 2009 and at December 31, 2008	—	—
Additional paid-in capital	—	—
Retained deficit	(70,072)	(56,327)
Total equity	(69,887)	(56,142)
Total liabilities and equity	$524,242	$529,897

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data
(unaudited)

	Pacific Office Properties Trust, Inc.	Total (1)	Pacific Office Properties Trust, Inc.	Waterfront
	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from March 20, 2008 through March 31, 2008	For the period from January 1, 2008 through March 19, 2008
Revenue:
Rental	$10,906	$4,521	$1,520	$3,001
Tenant reimbursements	5,722	2,188	618	1,570
Parking	2,057	826	264	562
Other	85	70	41	29
Total revenue	18,770	7,605	2,443	5,162
Operating Expenses:
Rental property operating	9,915	4,897	1,281	3,616
General and administrative	1,149	99	69	30
Share-based compensation attributable to the Transactions (Note 15)	—	16,194	16,194	—
Depreciation and amortization	6,527	1,750	923	827
Interest	6,719	2,454	902	1,552
Other	—	143	35	108
Total operating expenses	24,310	25,537	19,404	6,133
Loss before equity in net earnings (loss) of unconsolidated joint ventures and non-operating income	(5,540)	(17,932)	(16,961)	(971)
Equity in net earnings (loss) of unconsolidated joint ventures	54	—	—	—
Non-operating income	3	—	—	—
Net loss	(5,483)	(17,932)	(16,961)	(971)
Less: net loss attributable to non-controlling interests	4,427	13,248	13,741	(493)
Net loss attributable to stockholders	$(1,056)	$(4,684)	$(3,220)	$(1,464)
Net loss per common share — basic and diluted	$(0.35)		$(1.06)
Weighted average number of common shares outstanding — basic and diluted	3,031,125		3,031,125
Net loss attributable to Common Unit				$(0.42)
Weighted average number of Common Units outstanding — basic and diluted				3,494,624
____________
(1)
Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated results of operations of Waterfront and the Company (the “Combined Entity”) for the period from January 1, 2008 through March 31, 2008.

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands and unaudited)

	Pacific Office Properties Trust, Inc.	Total (1)	Pacific Office Properties Trust, Inc.	Waterfront
	For the three months ended March 31, 2009	For the period from January 1, 2008 through March 31, 2008	For the period from March 20, 2008 through March 31, 2008	For the period from January 1, 2008 through March 19, 2008
Operating activities
Net loss	$(5,483)	$(17,932)	$(16,961)	$(971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,527	1,750	923	827
Interest amortization	385	30	30	—
Share based compensation charge attributable to the Transaction	—	16,194	16,194	—
Other share based compensation	40	—	—	—
Below market lease amortization, net	(631)	(155)	(108)	(47)
Equity in net (loss) earnings of unconsolidated joint ventures	(54)	—	—	—
Net operating distributions received from unconsolidated joint ventures	60	—	—	—
Bad debt expense	632	80	—	80
Other	—	368	—	368
Changes in operating assets and liabilities:
Rents and other receivables	300	351	(3)	354
Other assets	(741)	413	(131)	544
Accounts payable and other liabilities	1,132	(36)	181	(217)
Net cash provided by operating activities	2,167	1,063	125	938
Investing activities
Acquisition and improvement of real estate	(641)	(564)	(537)	(27)
Cash held by properties upon Effective Date	—	8,005	8,005	—
Capital distribution from equity interests	435	—	—	—
Increase in leasing commissions	(58)	—	—	—
Deferred acquisition costs and other	—	(4,059)	—	(4,059)
Decrease (increase) in restricted cash	2,001	(1,203)	(545)	(658)
Net cash provided by (used in) investing activities	1,737	2,179	6,923	(4,744)
Financing activities
Proceeds from issuance of equity securities	—	6,350	6,350	—
Scheduled amortization of mortgage notes payable	(123)	(14)	(14)	—
Deferred financing costs	(8)	(752)	(752)	—
Equity offering costs	(237)	—	—	—
Security deposits	(27)	—	—	—
Dividends	(152)	—	—	—
Distributions to non-controlling interests	(1,283)	—	—	—
Equity contributions	—	4,167	—	4,167
Equity distributions	—	(1,425)	—	(1,425)
Net cash (used in) provided by financing activities	(1,830)	8,326	5,584	2,742
Increase (decrease) in cash and cash equivalents	2,074	11,568	12,632	(1,064)
Balance at beginning of period	4,463	2,619	1,555	2,619
Balance at end of period	$6,537	$14,187	$14,187	$1,555
Supplemental cash flow information
Interest paid	$5,862	$2,217	$252	$1,965
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Assets, net, acquired on the Effective Date	$—	$484,325	$484,325	$—
Liabilities, net, assumed on the Effective Date	$—	$325,985	$325,985	$—
______________________________
(1)	Amounts reflected in the Total column represent the sum of the amounts included herein as the consolidated cash flows of the Combined Entity for the period from January 1, 2008 through March 31, 2008.

See accompanying notes to condensed consolidated financial statements

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

The agreed upon gross asset value of the Contributed Properties, including related intangible assets, was $562.95 million. The aggregate net asset value of the Contributed Properties, including related intangible assets, was $151.51 million on the Effective Date

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

In exchange for its contribution to the Operating Partnership, Venture received 13,576,165 common limited partner unit interests (“Common Units”) and 4,545,300 convertible preferred limited partner unit interests (“Preferred Units”) in the Operating Partnership. The assets of AZL contributed into the Operating Partnership primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities having an aggregate net asset value of approximately $3.03 million on the Effective Date.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies

Restatement of the Measurement of Non-Controlling Interests

In the financial statements included in the Original Filing, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) and the revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities, which became effective upon our adoption of SFAS 160 effective January 1, 2009. SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for deconsolidation of subsidiaries and requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 also requires that consolidated net income be adjusted to include net income attributable to noncontrolling interests. In addition, SFAS 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions. The presentation and disclosure requirements under SFAS 160 are being applied retrospectively for all periods presented. SFAS 160 primarily affected how we refer to noncontrolling interests on our consolidated balance sheets, statements of operations and cash flows but did not otherwise have a material effect on our financial position, results of operations or cash flows.

We also adopted the revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”), which became effective upon our adoption of SFAS 160. Based upon the requirements of D-98, the limited partnership common and preferred interests in the UPREIT have been presented in the mezzanine section of our consolidated balance sheets because the decision to redeem for cash or Company shares is not solely within the control of the Company. Because some of the Company’s directors also own limited partnership common and preferred interests indirectly through Venture we have determined that there are hypothetical situations where the holders of our partnership units could control the method of redemption (cash or Company shares) and therefore these partnership units require mezzanine presentation in our consolidated balance sheets. In addition, we are required to measure our outstanding Common Units at fair value because the units are considered redeemable for shares or cash after March 19, 2010.  Our Preferred Units do not require fair value measurement because these units are not considered redeemable until no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock.  In the current capital market environment, management does not consider the completion of the public stock offering probable at this time.

The Original Filing failed to correctly measure the Common Units classified as noncontrolling interests at fair value as required.  Accordingly, we are restating our financial statements to correct this error. This restatement impacts certain of the equity accounts and increases the amount recorded in Noncontrolling Interests and decreases the amount recorded in Additional Paid in Capital and presents the Common Units in Noncontrolling Interests at fair value based on the market price of the common stock into which such common units are exchangeable. The impact on these accounts included in the restated balance sheet and statement of equity (deficit) are as follows:

	Non-Controlling	Additional Paid-in	Retained
	Interests	Capital	Deficit
Balance at March 31, 2009, as previously reported	$65,859	$12,439	$(8,253)
Reinstatement of cumulative prior rebalancing adjustments	3,945	(3,945)	-
Cumulative fair value measurement of Common Units	70,313	(8,494)	(61,819)
Balances at March 31, 2009, as restated	140,117	-	(70,072)

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the our Current Report on Form 8-K/A filed on November 23, 2009 for the fiscal year ended December 31, 2008 filed with the SEC and the Explanatory Note on page ii of this Quarterly Report on Form 10-Q.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

We also adopted the revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”), which became effective upon our adoption of SFAS 160. Based upon the requirements of D-98, we present the limited partnership common and preferred interests in the UPREIT in the mezzanine section of our consolidated balance sheets because the decision to redeem for cash or Company shares is not solely within the control of the Company. Because some of the Company’s directors also own limited partnership common and preferred interests indirectly through Venture combined with the existence of the Proportionate Voting Preferred Stock we have determined that there are hypothetical situations where the holders of our partnership units could control the method of redemption (cash or Company shares) and therefore these partnership units require mezzanine presentation in our consolidated balance sheets. In addition, we are required to measure our outstanding Common Units at redemption value because the units are considered redeemable for shares or cash after March 19, 2010.  Our Preferred Units do not require redemption value measurement because these units are not considered redeemable until no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock.  In the current capital market environment, management does not consider the completion of the public stock offering probable at this time.  Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this guidance could materially impact our future consolidated financial results, as our existing investments would be adjusted to fair value at the date of acquisition of the controlling interest.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

9. Mortgage and Other Collateralized Loans

As of March 31, 2009, our mortgage and other collateralized loans were collateralized by real property owned by us. A summary of our mortgage and other collateralized loans at March 31, 2009 is as follows (in thousands):

PROPERTY	OUTSTANDING PRINCIPAL BALANCE	UNAMORTIZED PREMIUM (DISCOUNT)	NET	INTEREST RATE AT MARCH 31, 2009	MATURITY DATE	AMORTIZATION
Clifford Center	$3,675	$—	$3,675	6.00%	8/15/2011(a)	132 months
Davies Pacific Center	95,000	(1,026)	93,974	5.86%	11/11/2016	Interest Only
First Insurance Center	38,000	(631)	37,369	5.74%	1/1/2016	Interest Only
First Insurance Center	14,000	(235)	13,765	5.40%	1/6/2016	Interest Only
Pacific Business News Building	11,760	50	11,810	6.98%	4/6/2010	360 months
Pan Am Building	60,000	(41)	59,959	6.17%	8/11/2016	Interest Only
Waterfront Plaza	100,000	—	100,000	6.37%	9/11/2016	Interest Only
Waterfront Plaza	11,000	—	11,000	6.37%	9/11/2016	Interest Only
City Square	27,500	(187)	27,313	5.58%	9/1/2010	Interest Only
City Square (b)	26,612	—	26,612	LIBOR + 2.35%	9/1/2010	Interest Only
Sorrento Techonology Center	11,800	(197)	11,603	5.75%	1/11/2016	Interest Only
Subtotal	$399,347	$(2,267)	$397,080
Revolving line of credit (c)	3,000	—	3,000	Prime Rate +2.25% or LIBOR +3.50%	8/25/2010	Interest Only
Total	$402,347	$(2,267)	$400,080
____________
(a)	The terms of the Clifford Center note payable provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee, which the Company expects to exercise.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Upon adoption of FAS 160, previously reported noncontrolling interests have been restated as the Common Units have been measured at redemption value.  A reconciliation between the amounts previously reported and their current measurements at December 31, 2008 is shown below (there was no impact on December 31, 2007 presentation):

	Non-Controlling	Additional Paid-in	Retained
	Interests	Capital	Deficit
Balance at December 31, 2008, as previously reported	$75,823	$8,144	$(7,044)
Reversal of cumulative prior rebalancing adjustments	(3,945)	3,945	-
Balances at December 31, 2008, as previously adjusted	71,878	12,089	(7,044)
Reinstatement of cumulative prior rebalancing adjustments	3,945	(3,945)	-
Fair value measurement of Common Units	57,427	(8,144)	(49,283)
Balances at December 31, 2008, as restated	133,250	-	(56,327)

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

The changes in total equity and noncontrolling interests for the period from December 31, 2008 to March 31, 2009 are shown below (in thousands):

	Pacific Office
	Properties Trust,	Non-controlling
	Inc.	interests	Total

Balance at December 31, 2008	$(56,142)	$133,250	$77,108
Net loss	(1,056)	(4,427)	(5,483)
Stock compensation	40	—	40
Basis adjustment upon consummation of Transactions	309	(309)	—
Fair value measurement of Common Units	(12,886)	12,886	—
Dividends and distributions	(152)	(1,283)	(1,435)
Balance at March 31, 2009	$(69,887)	$140,117	$70,230

Loss per Share/Loss per Unit

The following is the basic and diluted loss per share/unit (in thousands, except share/unit and per share/unit amounts):

	Pacific Office Properties Trust, Inc.	Total	Pacific Office Properties Trust, Inc.	Waterfront
	For the three months ended March 31, 2009	For the period from January 1, 2008 through March 31, 2008	For the period from March 20, 2008 through March 31, 2008	For the period from January 1, 2008 through March 19, 2008
Net loss attributable to common share/unit holders - basic and diluted (1)	$(1,056)	$(4,684)	$(3,220)	$(1,464)
Weighted average number of common shares	3,031,125		3,031,125
Potentially dilutive common shares(2)
Restricted Stock Units (RSU)	—		—
Weighted average number of common shares/units outstanding — basic and diluted	3,031,125		3,031,125
Net loss per share — basic and diluted	$(0.35)		$(1.06)
Weighted average number of units outstanding — basic and diluted				3,494,624
Net loss per unit — basic and diluted(3)				$(0.42)
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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

We and Waterfront paid amounts to certain related entities of The Shidler Group for services provided relating to leasing, property management and property acquisition underwriting, and property financing. The fees paid are summarized in the table below for the indicated periods (in thousands):

	Pacific Office Properties Trust, Inc.	Total	Pacific Office Properties Trust, Inc.	Waterfront
	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from March 20, 2008 through March 31, 2008	For the period from January 1, 2008 through March 19, 2008
Property management fees to affiliates of Advisor	$836	$308	$145	$163
Leasing commissions	59	124	124	—
Corporate management fees to Advisor	187	—	—	—
Interest	437	—	—	—
Construction management fees and other	6	4	1	3
Total	$1,525	$436	$270	$166

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three months ended March 31, 2009 and March 31, 2008 (in thousands):

	For the three months ended March 31, 2009
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,596	$3,306	$4	$10,906
Tenant reimbursements	5,435	287	—	5,722
Parking	1,807	250	—	2,057
Other	25	10	50	85
Total revenue	14,863	3,853	54	18,770
Expenses:
Rental property operating	7,865	2,050	—	9,915
General and administrative	—	—	1,149	1,149
Depreciation and amortization	4,598	1,929	—	6,527
Interest	5,230	836	653	6,719
Total expenses	17,693	4,815	1,802	24,310
Loss before equity in net earnings of unconsolidated joint ventures and non-operating income	$(2,830)	$(962)	$(1,748)	$(5,540)
Equity in net earnings of unconsolidated joint ventures				54
Non-operating income				3
Net loss attributable to non-controlling interests				4,427
Net loss attributable to stockholders				$(1,056)

	For the three months ended March 31, 2008
	Honolulu	Mainland- Western U.S.	Corporate	Total
Revenue:
Rental	$3,965	$556	$—	$4,521
Tenant reimbursements	2,142	46	—	2,188
Parking	793	33	—	826
Other	32	38	—	70
Total revenue	6,932	673	—	7,605
Expenses:
Rental property operating	4,631	266	—	4,897
General and administrative	—	4	95	99
Share-based compensation expense	—	—	16,194	16,194
Interest	2,211	205	38	2,454
Depreciation and amortization	1,431	319	—	1,750
Other	108	35	—	143
Total expenses	8,381	829	16,327	25,537
Loss before equity in net loss of unconsolidated joint ventures and non-operating income	$(1,449)	$(156)	$(16,327)	$(17,932)
Net loss attributable to non-controlling interests				13,248
Net loss attributable to stockholders				$(4,684)

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.

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

Pacific Office Properties Trust, Inc.

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

Pacific Office Properties Trust, Inc.

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

Indebtedness

Mortgage and Collateralized Loans

The following table sets forth information relating to the material borrowings with respect to our properties as of March 31, 2009. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and a balloon payment at maturity, and all numbers, other than percentages, are reported in thousands:

Pacific Office Properties Trust, Inc.

					BALANCE
					DUE AT
		INTEREST		MATURITY	MATURITY	PREPAYMENT/
PROPERTY	AMOUNT	RATE		DATE	DATE	DEFEASANCE
Clifford Center (1)	3,675	6.00%		8/15/2011	3,032	(2)
Davies Pacific Center	95,000	5.86%		11/11/2016	95,000	(3)
First Insurance Center	38,000	5.74%		1/1/2016	38,000	(4)
First Insurance Center	14,000	5.40%		1/6/2016	14,000	(5)
Pacific Business News Building (6)	11,760	6.98%		4/6/2010	11,613	(7)
Pan Am Building	60,000	6.17%		8/11/2016	60,000	(8)
Waterfront Plaza	100,000	6.37%		9/11/2016	100,000	(9)
Waterfront Plaza	11,000	6.37%		9/11/2016	11,000	(10)
City Square	27,500	5.58%		9/1/2010	27,500	(11)
City Square (12)	26,612	LIBOR + 2.35%		9/1/2010	26,612	(13)
Sorrento Technology Center (14)	11,800	5.75	%(15)	1/11/2016(15)	11,800	(16)
Subtotal	$399,347
Revolving line of credit (17)	3,000	Prime Rate +2.25% or LIBOR +3.50%		8/25/2010	3,000
Outstanding principal balance	$402,347
Less: Unamortized discount, net	(2,267)
Net	$400,080
______________________
(1)	Requires monthly principal and interest payments of $39.8. The initial maturity date is August 15, 2011. We have the option to extend the maturity date to August, 15, 2014 for a nominal fee.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

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

Pacific Office Properties Trust, Inc.

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

Pacific Office Properties Trust, Inc.

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

Pacific Office Properties Trust, Inc.

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

We also adopted the revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”), which became effective upon our adoption of SFAS 160.  Based upon the requirements of D-98, we present the limited partnership common and preferred interests in the UPREIT in the mezzanine section of our consolidated balance sheets because the decision to redeem for cash or Company shares is not solely within the control of the Company. Because some of the Company’s directors also own limited partnership common and preferred interests indirectly through Venture combined with the existence of the Proportionate Voting Preferred Stock we have determined that there are hypothetical situations where the holders of our partnership units could control the method of redemption (cash or Company shares) and therefore these partnership units require mezzanine presentation in our consolidated balance sheets. In addition, we are required to measure our outstanding Common Units at redemption value because the units are considered redeemable for shares or cash after March 19, 2010.  Our Preferred Units do not require redemption value measurement because these units are not considered redeemable until no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock.  In the current capital market environment, management does not consider the completion of the public stock offering probable at this time.  Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this guidance could materially impact our future consolidated financial results, as our existing investments would be adjusted to fair value at the date of acquisition of the controlling interest.

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

Pacific Office Properties Trust, Inc.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures.

As described in the Original Filing, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. However, as a result of the material weakness subsequently identified and described below, the Chief Executive Officer and Chief Financial Officer of the Company re-evaluated disclosure controls and procedures and have subsequently concluded that they were not effective as of March 31, 2009.

In connection with the preparation of our financial statements for the quarter ended September 30, 2009, we determined that we had not properly recorded certain non-cash fair value measurements of the common units of the Operating Partnership in accordance with the Company’s adoption on January 1, 2009 of guidance issued by the Financial Accounting Standards Board which required the Company to evaluate the presentation of the limited partnership common and preferred interests in our audited consolidated financial statements as of and for the year ended December 31, 2008 and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2009 and June 30, 2009.  On November 18, 2009, we determined that we would restate our financial statements for these periods.  Because of these restatements, management determined that a material weakness in internal control over financial reporting existed as of March 31, 2009.  Based on the existence of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to March 31, 2009, we identified a material weakness in our internal controls over the financial reporting close process with respect to our recording of certain non-cash fair value measurements of the common units of our operating partnership, Pacific Office Properties, L.P., which resulted in the restatement of the amounts previously reported in the non-controlling interests, additional paid in capital and retained deficit of our consolidated balance sheets for the period ended December 31, 2008 and subsequent quarters.  During the quarter ended December 31, 2009, we have begun to execute actions to remediate these weaknesses by revising our financial statement close process to include a more rigorous review process, the use of more comprehensive checklists and engaging experienced consultants to assist us in the interpretation and application of generally accepted accounting principles.  For the period ended December 31, 2008 and the first and second quarters of 2009, we previously recorded our redeemable common operating partnership units of our operating partnership at its historical cost.  We subsequently discovered that this accounting treatment did not appropriately reflect the measurement provisions for redeemable non-controlling interests as required by FAS 160 and D-98, which discuss the accounting for classification and measurement of redeemable securities.  These errors will be remediated during the quarter ended December 31, 2009.  We may make further changes in our internal control processes from time to time in the future.

Pacific Office Properties Trust, Inc.

PART II — OTHER INFORMATION

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: December 14, 2009	By:	/s/ Jay H. Shidler
Jay H. Shidler
Chief Executive Officer

By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Financial Officer