Form 10-Q/A
period 2009-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2009-12-15
CIK 830748

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

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q/A

Page
Explanatory Note	3
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 4T. Controls and Procedures	60
PART II – OTHER INFORMATION
Item 6. Exhibits	62
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer

PACIFIC OFFICE PROPERTIES TRUST, INC.
FORM 10-Q/A

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended June 30, 2009, originally filed on August 10, 2009 (the “Original Filing”), is being filed to correct an error in the previously filed consolidated financial statements.  Specifically, management determined that the common units of our operating partnership, Pacific Office Properties, L.P., are required to be reflected at the fair value of our common stock in accordance with revisions of EITF Topic D-98 Classification and Measurement of Redeemable Securities, which became effective upon our adoption on January 1, 2009 of Financial Accounting Standards (SFAS) No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  We are filing this amendment to our Quarterly Report for the three months ended June 30, 2009 to correct this error.  The effect of this restatement is as follows.  Changes to our December 31, 2008 numbers as presented in this Form 10-Q/A are also reflected below.

As of June 30, 2009	As Previously Reported	As Restated
Non-controlling interests	59,881	121,810
Additional paid in capital	12,488	-
Retained deficit	(9,524)	(58,965)

As of December 31, 2008	As Previously Reported	As Restated
Non-controlling interests	71,878	133,250
Additional paid in capital	12,089	-
Retained deficit	(7,044)	(56,327)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2009 (Restated)	December 31, 2008
ASSETS
Investments in real estate, net	$387,565	$392,657
Cash and cash equivalents	6,881	4,463
Restricted cash	5,055	7,267
Rents and other receivables, net	5,729	6,342
Intangible assets, net	36,875	41,379
Other assets, net	5,080	4,680
Goodwill	62,019	61,519
Investment in unconsolidated joint ventures	10,376	11,590
Total assets	$519,580	$529,897

LIABILITIES AND EQUITY
Mortgage and other collateralized loans, net	$400,504	$400,108
Unsecured notes payable to related parties	23,776	23,776
Accounts payable and other liabilities	21,692	17,088
Acquired below market leases, net	10,578	11,817
Total liabilities	456,550	452,789

Non-controlling interests	121,810	133,250

Commitments and contingencies

Equity
Proportionate Voting Preferred Stock	-	-
Preferred stock, $0.0001 par value, 100,000,000 shares authorized,
no shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized,
3,061,325 shares issued and outstanding at June 30, 2009 and December 31, 2008	185	185
Class B Common Stock, $0.0001 par value, 200,000 shares authorized,
100 shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	-	-
Retained deficit	(58,965)	(56,327)
Total equity	(58,780)	(56,142)

Total liabilities and equity	$519,580	$529,897

See accompanying notes to condensed combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,
	2009	2008

Revenue:
Rental	$10,607	$11,090
Tenant reimbursements	5,299	4,975
Parking	2,011	2,048
Other	102	141
Total revenue	18,019	18,254

Expenses:
Rental property operating	9,660	10,505
General and administrative	497	1,120
Depreciation and amortization	7,030	7,056
Interest	6,806	6,653
Total expenses	23,993	25,334

Loss before equity in (loss) earnings of unconsolidated
joint ventures and non-operating income	(5,974)	(7,080)
Equity in net income (loss) of unconsolidated
joint ventures	163	(26)
Non-operating income	1	-
Net loss	(5,810)	(7,106)
Less: net loss attributable to non-controlling
interests	4,694	5,732
Net loss attributable to common stockholders	$(1,116)	$(1,374)

Net loss per common share - basic and diluted	$(0.37)	$(0.45)

Weighted average number of common shares
outstanding - basic and diluted	3,034,122	3,031,125

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

Pacific Office Properties Trust, Inc.
Condensed Combined Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008 (1)

Operating activities
Net loss	$(11,293)	$(24,999)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	13,557	8,763
Interest amortization	793	251
Share based compensation charge attributable to the Transaction	-	16,194
Other share based compensation	90	13
Below market lease amortization, net	(1,239)	(1,001)
Equity in net earnings of unconsolidated joint ventures	(217)	29
Net operating distributions received from unconsolidated
joint ventures	119	112
Bad debt expense	742	282
Other	-	365
Changes in operating assets and liabilities:
Rents and other receivables	(129)	1,042
Other assets	(509)	682
Accounts payable and other liabilities	3,610	907
Net cash provided by operating activities	5,524	2,640
Investing activities
Acquisition and improvement of real estate	(3,060)	(3,724)
Capital distributions from equity investees	1,312	-
Payment of leasing commissions	(377)	(343)
Cash held by properties upon Effective Date	-	7,178
Deferred acquisition costs and other	-	(4,059)
(Increase) decrease in restricted cash	2,212	(1,382)
Net cash provided by (used in) investing activities	87	(2,330)
Financing activities
Proceeds from issuance of equity securities	-	6,350
Repayment of mortgage notes payable	(606)	(74)
Proceeds from mortgage notes payable	811	-
Deferred financing costs	(123)	(752)
Offering costs	(351)	-
Security deposits	(50)	33
Dividends	(308)	-
Distributions to non-controlling interests	(2,566)	-
Equity contributions	-	4,167
Equity distributions	-	(1,425)
Net cash (used in) provided by financing activities	(3,193)	8,299
Increase in cash and cash equivalents	2,418	8,609
Balance at beginning of period	4,463	2,619
Balance at end of period	$6,881	$11,228
Supplemental cash flow information
Interest paid	$11,530	$8,061

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Assets, net, acquired on the Effective Date	$-	$484,325

Liabilities, net, assumed on the Effective Date	$-	$325,985

Issuance of unsecured notes payable to related parties	$-	$3,041
to acquire managing interests in joint ventures

Issuance of common units to acquire managing joint venture interests	$-	$4,824

Accrued capital expenditures	$572	$180

______________________________
(1)	Amounts reflected in 2008 represent the sum of the amounts included herein as the consolidated cash flows of the Combined Entity for the period from January 1, 2008 through June 30, 2008.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	Non-Controlling	Additional Paid-in	Retained
	Interests	Capital	Deficit
Balance at June 30, 2009, as previously reported	$59,881	$12,488	$(9,524)
Reinstatement of cumulative prior rebalancing adjustments	3,945	(3,945)	-
Cumulative fair value measurement of Common Units	57,984	(8,543)	(49,441)
Balances at June 30, 2009, as restated	121,810	-	(58,965)

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

The accompanying condensed combined consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Current Report on Form 8-K/A filed on November 23, 2009 for the fiscal year ended December 31, 2008 filed with the SEC and the Explanatory Note on page 3 of this Quarterly Report on Form 10-Q.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

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

Upon adoption of FAS 160, previously reported noncontrolling interests have been restated as the Common Units have been measured at redemption value.  A reconciliation between the amounts previously reported and their current measurements at December 31, 2008 is shown below (there was no impact on December 31, 2007 presentation):

	Non-Controlling	Additional Paid-in	Retained
	Interests	Capital	Deficit
Balance at December 31, 2008, as previously reported	$75,823	$8,144	$(7,044)
Reversal of cumulative prior rebalancing adjustments	(3,945)	3,945	-
Balances at December 31, 2008, as previously adjusted	71,878	12,089	(7,044)
Reinstatement of cumulative prior rebalancing adjustments	3,945	(3,945)	-
Fair value measurement of Common Units	57,427	(8,144)	(49,283)
Balances at December 31, 2008, as restated	133,250	-	(56,327)

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

The changes in total equity and noncontrolling interests for the period from December 31, 2008 to June 30, 2009 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interests	Total

Balance at December 31, 2008	$(56,142)	$133,250	$77,108
Net loss	(2,172)	(9,121)	(11,293)
Stock compensation	89	-	89
Basis adjustment	309	(309)	-
Fair value measurement of Common Units	(557)	557	-
Dividends and distributions	(307)	(2,567)	(2,874)
Balance at June 30, 2009	$(58,780)	$121,810	$63,030

Loss per Share/Loss per Unit

The following is the basic and diluted loss per share/unit (in thousands, except share/unit and per share/unit amounts):

	For the three months ended
	June 30, 2009	June 30, 2008

Net loss attributable to common
share/unit holders - basic and diluted (1)	$(1,116)	$(1,374)

Weighted average number of common shares	3,034,122	3,031,125
Potentially dilutive common shares (2)
Restricted Stock Units (RSU)	—	—
Weighted average number of common
shares/units outstanding — basic and diluted	3,034,122	3,031,125
Net loss per share — basic and diluted	$(0.37)	$(0.45)

Pacific Office Properties Trust, Inc.
Notes to Condensed Combined Consolidated Financial Statements

	Pacific Office Properties Trust, Inc.	Total	Pacific Office Properties Trust, Inc.	Waterfront
	For the six months ended June 30, 2009	For the period from January 1, 2008 through June 30, 2008	For the period from March 20, 2008 through June 30, 2008	For the period from January 1, 2008 through March 19, 2008

Net loss attributable to common
share/unit holders - basic and diluted (1)	$(2,172)	$(5,940)	$(4,476)	$(1,464)

Weighted average number of common shares	3,032,632		3,031,125
Potentially dilutive common shares (2)
Restricted Stock Units (RSU)	—		—
Weighted average number of common
shares/units outstanding — basic and diluted	3,032,632		3,031,125
Net loss per share — basic and diluted	$(0.72)		$(1.48)
Weighted average number of units
outstanding — basic and diluted				3,494,624
Net loss per unit — basic and diluted(3)				$(0.42)

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

Tenant Reimbursements. Tenant reimbursements increased by $3.9 million, or 54.0%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. An increase of $3.5 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during the first quarter, 90 days in the 2009 period compared to 12 days in the 2008 period.  An additional increase of $0.4 million is primarily attributable to a 0.5 million increase in our common area maintenance expenses recoverable from tenants in Hawaii in 2008, offset by a decrease in electricity costs (and corresponding decrease in tenant reimbursements) in Hawaii in 2009.

Pacific Office Properties Trust, Inc.

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

Pacific Office Properties Trust, Inc.

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

As described in the Original Filing, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. However, as a result of the material weakness subsequently identified and described below, the Chief Executive Officer and Chief Financial Officer of the Company re-evaluated disclosure controls and procedures and have subsequently concluded that they were not effective as of June 30, 2009.

In connection with the preparation of our financial statements for the quarter ended September 30, 2009, we determined that we had not properly recorded certain non-cash fair value measurements of the common units of the Operating Partnership in accordance with the Company’s adoption on January 1, 2009 of guidance issued by the Financial Accounting Standards Board which required the Company to evaluate the presentation of the limited partnership common and preferred interests in our audited consolidated financial statements as of and for the year ended December 31, 2008 and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2009 and June 30, 2009.  On November 18, 2009, we determined that we would restate our financial statements for these periods.  Because of these restatements, management determined that a material weakness in internal control over financial reporting existed as of June 30, 2009.  Based on the existence of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009, the end of the period covered by this report.

Pacific Office Properties Trust, Inc.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to June 30, 2009, we identified a material weakness in our internal controls over the financial reporting close process with respect to our recording of certain non-cash fair value measurements of the common units of our operating partnership, Pacific Office Properties, L.P., which resulted in the restatement of the amounts previously reported in the non-controlling interests, additional paid in capital and retained deficit of our consolidated balance sheets for the period ended December 31, 2008 and subsequent quarters.  During the quarter ended December 31, 2009, we have begun to execute actions to remediate these weaknesses by revising our financial statement close process to include a more rigorous review process, the use of more comprehensive checklists and engaging experienced consultants to assist us in the interpretation and application of generally accepted accounting principles.  For the period ended December 31, 2008 and the first and second quarters of 2009, we previously recorded our redeemable common operating partnership units of our operating partnership at its historical cost.  We subsequently discovered that this accounting treatment did not appropriately reflect the measurement provisions for redeemable non-controlling interests as required by FAS 160 and D-98, which discuss the accounting for classification and measurement of redeemable securities.  These errors will be remediated during the quarter ended December 31, 2009.  We may make further changes in our internal control processes from time to time in the future.

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

10.2	Form of Restricted Stock Unit Award Agreement under the Company’s 2008 Directors’ Stock Plan (Filed with the Original Filing.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

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