Form 10-K
period 2009-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2010-03-23
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐               Accelerated filer ☐                Non-accelerated filer ☐              Smaller reporting company ☑
                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s Common Stock on the NYSE Amex Stock Exchange (formerly the American Stock Exchange) on June 30, 2009 was $7,555,785.

As of March 22, 2010, there were 3,850,420 shares of Common Stock, par value $0.0001 per share, and 100 shares of Class B Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2009.

PACIFIC OFFICE PROPERTIES TRUST, INC.

TABLE OF CONTENTS

FORM 10-K

i

PACIFIC OFFICE PROPERTIES TRUST, INC.

FORM 10-K

Explanatory Note

On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by a Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). As part of the Transactions, AZL merged with and into its wholly-owned subsidiary, Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), with the Company being the surviving corporation. Substantially all of the assets and certain liabilities of AZL and substantially all of the commercial real estate assets and related liabilities of Venture were contributed to a newly formed Delaware limited partnership, Pacific Office Properties, L.P. (the “Operating Partnership” or “UPREIT”), in which the Company became the sole general partner and Venture became a limited partner. The commercial real estate assets of Venture contributed to the UPREIT consisted of eight office properties and a 7.5% joint venture interest in one office property, comprising approximately 2.4 million square feet of rentable area in the Honolulu, San Diego and Phoenix metropolitan areas (the “Contributed Properties”).

Waterfront Partners OP, LLC (“Waterfront”), which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Annual Report on Form 10-K for the period from January 1, 2008 through the Effective Date. Additional explanatory notations are contained in this Annual Report on Form 10-K to distinguish the historical financial information of Waterfront from that of the Company.

Unless the context otherwise requires, the terms “us”, “we”, “our”, “Company” and “registrant” as used in this Annual Report on Form 10-K refer to Pacific Office Properties Trust, Inc. and its subsidiaries (including the Operating Partnership) subsequent to the Transactions consummated on March 19, 2008.

ii

PART I

ITEM 1.  -  BUSINESS

Pacific Office Properties Trust, Inc. is a Maryland corporation which has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986 (the “Code”). We are primarily focused on acquiring, owning and operating office properties in selected submarkets of long term growth markets in Honolulu and the western United States, including southern California and the greater Phoenix metropolitan area. For a detailed discussion of our geographic segments, see Note 15 to the combined consolidated financial statements included in this Annual Report on Form 10-K.

Through our Operating Partnership, we own whole interests in eight fee simple and leasehold office properties (comprising 11 office buildings) and we own interests in seven joint ventures (including managing ownership interests in six of those seven) holding 16 office properties (comprising 34 office buildings). Our property portfolio, or “Property Portfolio”, is approximately 4.7 million rentable square feet. The portion of our Property Portfolio that is effectively owned by us (representing leasable square feet of our wholly owned properties and our respective ownership interests in our unconsolidated joint venture properties), which we refer to as our “Effective Portfolio”, comprised approximately 2.5 million leasable square feet as of December 31, 2009.  Our unconsolidated joint ventures are accounted for under the equity method of accounting.

We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler, pursuant to an Amended and Restated Advisory Agreement dated as of March 3, 2009, entered into by us, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”).  The Advisor is responsible for the day-to-day operation and management of the Company.

We operate in a manner that permits us to satisfy the requirements for taxation as a REIT under the Code. As a REIT, we generally are not subject to federal income tax on our taxable income that is distributed to our stockholders and are required to distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gains).

Our corporate headquarters office and that of our Advisor are located at 233 Wilshire Blvd., Suite 310, Santa Monica, California 90401, and our telephone number is (310) 395-2083.

Business Objectives and Growth Strategies

Our primary business objectives are to achieve sustainable long-term growth in funds from operations (“FFO”) per share and dividends per share and to maximize long-term stockholder value. We intend to achieve these objectives primarily through external growth and through internal growth as we improve the operations of our properties. Our external growth will be focused upon the acquisition and operation of “value-added” office properties located in the western United States.

Key elements of our business objectives and growth strategies include:

External Growth

Our external growth strategy is based on the following:

•
Opportunistic Acquisition and Repositioning.  We intend to selectively acquire existing office properties at significant discounts to replacement cost, that are under-managed or under-leased, and which are best positioned to benefit from improving office market fundamentals;

•
Co-investment Strategy.  We believe that the acquisition of commercial properties in partnership with institutional co-investors provides us the opportunity to earn greater returns on invested equity through incentive participations and management fees; and

•	Recycling of Capital. We intend to seek opportunities to sell stabilized properties and reinvest proceeds into new “value-added” office acquisition opportunities.

Internal Growth

The majority of our existing properties are located in what we believe are some of the healthiest office markets in the United States, including southern California and Honolulu. These markets are characterized by office employment growth, low office vacancy and low office construction starts. Over the long term, we expect to utilize our in-depth local market knowledge and managerial expertise to execute on our leasing and management initiatives as follows:

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

Our Structure

We were formed on March 19, 2008 via a merger, and related transactions, of The Shidler Group’s western U.S. office portfolio and joint venture operations into Arizona Land Income Corporation, a publicly-traded real estate investment trust.  We are the sole general partner of our Operating Partnership, Pacific Office Properties, L.P., a Delaware limited partnership.

As part of the formation transactions, POP Venture, LLC, a Delaware limited liability company, which we refer to as Venture, contributed to our Operating Partnership ownership interests in eight wholly-owned properties and one property in which it held a 7.5% managing ownership interest. We refer to these properties as the Contributed Properties.  In exchange for its contribution to the Operating Partnership of the Contributed Properties, Venture received 13,576,165 common units in our Operating Partnership, referred to as Common Units, together with 4,545,300 Class A convertible preferred units in our Operating Partnership, referred to as Preferred Units, and $16,695,000 in promissory notes.

The Common Units held by Venture are redeemable by Venture on a one-for-one basis for shares of our common stock listed on the NYSE Amex, referred to as our Listed Common Stock, or a new class of common units without redemption rights, as elected by a majority of our independent directors. Each Preferred Unit is initially convertible into 7.1717 Common Units, but such conversion may not occur before the date we consummate an underwritten public offering (of at least $75 million) of our Listed Common Stock. Upon conversion of the Preferred Units to Common Units, such Common Units will be redeemable by Venture on a one-for-one basis for shares of our Listed Common Stock or a new class of common units without redemption rights, as elected by a majority of our independent directors, but no earlier than one year after the date of their conversion from Preferred Units to Common Units.

As part of our formation transactions, we issued to our Advisor one share of proportionate voting preferred stock, which we refer to as the Proportionate Voting Preferred Stock. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles our Advisor to vote on all matters for which the holders of Listed Common Stock are entitled to vote. Our Advisor has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions. The number of votes that our Advisor is entitled to cast equals the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units (representing 46,173,693 common share equivalents) issued in connection with the formation transactions, notwithstanding any restrictions on redemption of the Operating Partnership units. This number will decrease to the extent that these Operating Partnership units are redeemed in the future. The number will not increase in the event of subsequent unit issuances by our Operating Partnership. As of December 31, 2009, that share of Proportionate Voting Preferred Stock represented approximately 92.3% of our voting power.

In connection with these transactions, Venture also granted us options to acquire managing ownership interests in five joint ventures holding 14 additional office properties. We exercised those options in multiple transactions. The acquisition price for one of the joint ventures was funded by issuing a total of 723,102 Common Units.  These Common Units are redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by a majority of our independent directors.

On January 12, 2010, we commenced a registered continuous public offering of up to 40,000,000 shares of our Senior Common Stock, which ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  The Senior Common Stock has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock will be entitled to receive, when and as declared by our Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on our Listed Common Stock exceed its current rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Proportionate Voting Preferred Stock.  Each share of Senior Common Stock is entitled to one vote on each matter to be voted upon by our stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.

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

Competitive Factors

We compete with a number of developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends to you may be adversely affected.

Employment

We do not have any employees. We are externally advised by our Advisor, an entity owned and controlled by Mr. Shidler and by its directors and officers, certain of whom are also our executive officers and who own substantial beneficial interests in our Company. In accordance with our Advisory Agreement, our Advisor manages, operates and administers our day-to-day operations, business and affairs. Our Advisor employs approximately 70 executives and staff members. This same management team has overseen the acquisition, leasing and operations of many of our existing assets since their original acquisition by entities affiliated with The Shidler Group, and prior to our formation transactions.

Available Information

Our corporate headquarters office and that of our Advisor are located at 233 Wilshire Boulevard, Suite 310, Santa Monica, CA 90401. Our website is located at http://www.pacificofficeproperties.com. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330), on official business days during the hours of 10:00 am to 3:00 pm. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  -  RISK FACTORS

The following section sets forth material factors that may adversely affect our business and operations.  This is not an exhaustive list, and additional factors could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  This discussion of risk factors includes many forward-looking statements.  For cautions about relying on forward-looking statements, please refer to the section entitled “Note Regarding Forward Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. “

Risks Related To Our Business And Properties

We need to raise additional capital, which may not be available to us and may limit our growth and profitability.

        Our business is capital intensive and our ability to maintain our operations and acquire additional properties depends on our cash flow from operations and our ability to raise additional capital on acceptable terms. We have not achieved positive cash flow since our formation transactions were consummated in March 2008. We expect that our funds from operations will be insufficient to fund expected capital expenditures and future acquisition costs. Accordingly, we expect that we will need to raise additional capital, either from debt or equity, or the sale of existing properties to meet these needs. We cannot be certain that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise needed capital, our ability to operate our properties may suffer and our ability to grow the Company will be impaired.

The current volatility in the credit markets could limit demand for our office properties and affect the overall availability and cost of credit.

The current volatility in the credit markets could limit demand for our office properties and affect the overall availability and cost of credit. At this time, there can be no assurance that the actions taken by the U.S. government, Federal Reserve or other government and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. The impact of the current credit environment on our ability to obtain financing in the future and the costs and terms of the same is unclear. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition, results of operations or trading price of our Listed Common Stock.

In addition, given these current conditions, the Company’s business and results of operations could be adversely affected as follows:

•
Our tenants may experience deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and tenant recoveries. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting our ability to maintain occupancy levels.

•
Constraints on the availability of credit to tenants, necessary to purchase and install improvements, fixtures and equipment and to fund start-up business expenses, could impact our ability to procure new tenants for spaces currently vacant in existing operating properties or properties under development.

•
The prolonged economic slowdown has resulted in, and may continue to result in, decreased demand for office space, forcing us, in some cases, to offer rent concessions, fund greater tenant improvement allowances and provide other concessions or additional services to attract tenants.

•
Our co-investment partners could experience difficulty obtaining financing in the future for the same reasons discussed above. Their inability to obtain financing on acceptable terms, or at all, could negatively impact our ability to acquire additional properties.

•
Further deterioration in the real estate market after we acquire properties may result in a decline in the market value of our properties or cause us to experience other losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

  We have a substantial amount of indebtedness outstanding on a consolidated basis, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

As of December 31, 2009, our total consolidated indebtedness was approximately $427.5 million. Our joint venture properties are also leveraged and we may incur significant additional debt for various purposes, including the funding of future acquisitions of property.

We have $66.4 million in aggregate principal indebtedness maturing in 2010.  We have initiated discussions with the servicers for each of these non-recourse loans regarding an agreement to extend the maturity date of the loans and to make certain other modifications to the terms of the loans.  If we are unable to extend the maturity date of any of the loans, we may attempt to refinance the indebtedness or utilize a combination of cash on hand, available borrowings under our credit facility and any available proceeds from our continuous offering of Senior Common Stock to repay the loan.  If we are unable to repay any loan at maturity, we may not be able to retain our equity in the properties in question.

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and our ability to satisfy our debt service obligations and to pay dividends to you could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

  Our organizational documents have no limitation on the amount of indebtedness that we may incur. As a result, we may become more highly leveraged in the future, which could adversely affect our financial condition.

Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur. Accordingly, we could, without stockholder approval, become more highly leveraged, which could result in an increase in our debt service, could materially adversely affect our cash flow and our ability to make distributions to our stockholders and/or the distributions required to maintain our REIT qualification, and could harm our financial condition. Higher leverage will also increase the risk of default on our obligations.

All of our properties are located in southern California, Phoenix and Honolulu. We are dependent on the southern California, Phoenix and Honolulu office markets and economies, and are therefore susceptible to risks of events in those markets that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations, and natural disasters.

Because all of our properties are concentrated in southern California, Phoenix and Honolulu, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. We are susceptible to adverse developments in the southern California, Phoenix and Honolulu economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events). In addition, the State of California is also regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate markets in southern California, Phoenix or Honolulu, or any decrease in demand for office space resulting from the southern California, Phoenix or Honolulu regulatory or business environments, could adversely impact our financial condition, results of operations and cash flow, the per share trading price of our Listed Common Stock and our ability to satisfy our debt service obligations and to pay dividends to you.

We are prohibited from disposing of or refinancing the Contributed Properties under certain circumstances until March 2018.

A sale of any of the Contributed Properties that would not provide continued tax deferral to POP Venture, LLC, which we refer to as Venture, is prohibited under the Master Agreement and the contribution agreements for such properties for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. These restrictions limit our ability to refinance indebtedness on those properties and to manage our debt structure. As a result, we may be unable to access certain capital resources that would otherwise be available to us. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we will be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Real estate investments, especially office properties like the properties we currently own and intend to acquire, are relatively illiquid and may become even more illiquid during periods of economic downturn. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. As a result, we may not be able to sell a property or properties quickly or on favorable terms and realize our investment objectives, or otherwise promptly modify our portfolio, in response to changing economic, financial and investment conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties and sell an unprofitable property could adversely affect our cash flows and results of operations, thereby limiting our ability to make distributions to our stockholders. Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity.

The Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our cash flows, financial condition, results of operations, and our ability to pay distributions on, and the market price of, our Listed Common Stock.

In addition, our ability to dispose of some of our properties could be constrained by their tax attributes. Properties which we own for a significant period of time or which we acquire through tax deferred contribution transactions in exchange for units in our Operating Partnership may have low tax bases. If we dispose of these properties outright in taxable transactions, we may need to distribute a significant amount of the taxable gain to our stockholders under the requirements of the Code for REITs or pay federal income tax at regular corporate rates on the amount of any gain, which in turn would impact our cash flow and increase our leverage. To dispose of low basis or tax-protected properties efficiently, we may from time to time use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in economic and demographic conditions;

•	vacancies or our inability to rent space on favorable terms;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly-traded REITs and institutional investment funds;

•	reductions in the level of demand for office space and changes in the relative popularity of properties;

•	increases in the supply of office space;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases without a corresponding decrease in expenses. Costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced even if the vacancy rate at a property increases or rental rates decrease. If we cannot operate our properties so as to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends to you could be adversely affected. There can be no assurance that we can achieve our economic objectives.

We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenues do not increase, causing our results of operations to be adversely affected.

Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues decline, we may not be able to reduce our expenses accordingly. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take possession of the property, resulting in a further reduction in net income.

  We are subject to risks and liabilities unique to joint venture relationships.

We own properties through “joint venture” investments in which we co-invest with another investor. Our business plan contemplates further acquisitions of office properties through joint ventures and sales to institutions of partial ownership of properties that we wholly own. Joint venture investments involve certain risks, including:

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

Adverse market and economic conditions could cause us to recognize impairment charges.

We regularly review our real estate assets for impairment indicators, such as a decline in a property’s occupancy rate. If we determine that indicators of impairment are present, we review the properties affected by these indicators to determine whether an impairment charge is required. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the real estate assets owned by us as well as the value of our interests in unconsolidated joint ventures. There may be significant uncertainty in the valuation, or in the stability of the cash flows, discount rates and other factors related to such assets due to the adverse market and economic conditions that could result in a substantial decrease in their value. We may be required to recognize additional asset and goodwill impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

If we are deemed an “investment company” under the Investment Company Act of 1940, it could have a material adverse effect on our business.

We do not expect to operate as an “investment company” under the Investment Company Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under this Act and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company and be required to register under the Act. Registered investment companies are subject to a variety of substantial requirements that could significantly impact our operations. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and your investment return. In order to operate in a manner to avoid being required to register as an investment company we may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire interests in companies or entities that we would otherwise want to acquire.

Our success depends on the ability of our Advisor to operate properties, and our Advisor’s failure to operate our properties in a sufficient manner could have a material adverse effect on the value of our real estate investments and results of operations.

We presently have no employees. Our officers are employees of our Advisor. We depend on the ability of our Advisor to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses. Our Advisor is not required to dedicate any particular number of employees or employee hours to our business in order to fulfill its obligations under the Advisory Agreement. We are subject to the risk that our Advisor will terminate the Advisory Agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of our Advisor’s executive officers, whose continued service is not guaranteed. If our Advisor terminates the Advisory Agreement, we may not be able to execute our business plan and may suffer losses, which could have a material adverse effect on our ability to make distributions to our stockholders. The failure of our Advisor to operate our properties and manage our other investments will adversely affect the underlying value of our real estate investments, the results of our operations and our ability to make distributions to our stockholders and to pay amounts due on our indebtedness.

We depend on the experience and expertise of our and our Advisor’s senior management team, and the loss of the services of our key personnel could have a material adverse effect on our business strategy, financial condition and results of operations.

We are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Advisor. Our continued success will depend on the continued service of our and our Advisor’s senior management team. The loss of their services could harm our business strategy, financial condition and results of operations, which would adversely affect the value of our Listed Common Stock.

Our Advisor’s corporate management fee is payable regardless of our performance, which may reduce its incentive to devote time and resources to our portfolio.

Our Advisor is entitled to receive a corporate management fee of $1.5 million per year, less direct expenses incurred by us, as defined, up to a maximum reduction of $750,000, regardless of the performance of our portfolio. Our Advisor’s entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time.

We may be unable to realize our asking rents across the properties in our portfolio because of:

•	competitive pricing pressure in our submarkets;

•	adverse conditions in the southern California, Phoenix or Honolulu real estate markets;

•	general economic downturn; and

•	the desirability of our properties compared to other properties in our submarkets.

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

As of December 31, 2009, leases representing approximately 12.5% of the 4,682,698 rentable square feet of our total portfolio were scheduled to expire in 2010, and an additional 14.8% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Accordingly, portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants, causing a decline in operating revenues and reducing cash available for debt service and distributions to stockholders.

To the extent adverse economic conditions continue in the real estate market and demand for office space remains low, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenues from operations and reduce cash available for debt service and distributions to stockholders.

We may face potential adverse effects from bankruptcies or insolvencies of our tenants, which could decrease our cash flow and revenues.

The bankruptcy or insolvency of one or more of our tenants may adversely affect the income produced by our properties. Our tenants could file for bankruptcy protection or become insolvent in the future. In the event a tenant that is in default under its lease files for bankruptcy protection, we may experience delays in recapturing the leased premises and incur substantial costs in enforcing our rights. Once a tenant files for bankruptcy, we are prohibited from evicting the tenant or obtaining damages without bankruptcy court approval. A bankruptcy court, however, could authorize a tenant to reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Under any circumstances, it is unlikely that a bankrupt tenant will pay, in full, amounts owed to us under a lease. Any such shortfalls could adversely affect our cash flow and results of operations.

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

We face possible risks associated with climate change.

We cannot predict with certainty whether global warming or cooling is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. All of our properties are concentrated in southern California, Phoenix and Honolulu. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable and increasing the cost of energy at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends to you may be adversely affected.

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

These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. Contamination resulting from any of these substances or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using the property as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials, a substance known to be present in a number of our buildings. In other cases, some of our properties may have been impacted by contamination from past operations or from off-site sources. As a result, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.

Although most of our properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable law, we may decide not to further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments. Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distribution to our stockholders.

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our financial condition, results of operations, cash flow, market price of our Listed Common Stock and our ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

We may be unable to complete acquisitions that would grow our business and, even if consummated, we may fail to successfully integrate and operate acquired properties.

We plan to acquire additional properties as opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them is subject to the following significant risks:

•
we may be unable to acquire desired properties because of competition from other real estate investors with better access to less expensive capital, including other real estate operating companies, publicly-traded REITs and investment funds;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	competition from other potential acquirers may significantly increase purchase prices;

•	we may be unable to generate sufficient cash from operations or obtain the necessary debt or equity financing to consummate an acquisition on favorable terms or at all;

•	we may need to spend more than anticipated amounts to make necessary improvements or renovations to acquired properties;

•	we may spend significant time and money on potential acquisitions that we do not consummate;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations;

•	we may suffer higher than expected vacancy rates and/or lower than expected rental rates; and

•	we may acquire properties without any recourse, or with only limited recourse, for liabilities against the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends to you could be adversely affected.

We may be unable to successfully expand our operations into new markets in the western United States.

Each of the risks applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends to you.

If we default on the ground leases to which two of our properties are subject, our business could be adversely affected.

Our interests in two of our properties are ground leasehold interests. If we default under the terms of these leases, we may be liable for damages and could lose our leasehold interest in the property. If any of these events were to occur, our business and results of operations would be adversely affected.

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.

We will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially and we may be unable to fully recover these increased costs from our tenants. If the property taxes we pay increase and we are unable to fully recover these increased costs from our tenants, our cash flow would be impacted, and our ability to pay expected dividends to our stockholders could be adversely affected.

We may become subject to litigation, which could have a material adverse effect on our financial condition.

In the future, we may become subject to litigation, including claims relating to our operations, offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

Risks Related to Conflicts of Interest and Certain Relationships

There may be various conflicts of interest resulting from the relationships among us, our management, our Advisor, our dealer manager and other parties.

There may be conflicts of interest among us, our management, our Advisor and our affiliated dealer manager of our continuous offering of Senior Common Stock. These potential conflicts of interest include the following:

•
Certain of our officers are also officers, directors and stockholders of our Advisor and may, therefore, benefit from the compensation arrangements relating to our Advisor under the Advisory Agreement, which were not the result of arm’s-length negotiations.

•
Certain of our directors and officers may engage in the management of other business entities and properties in other business entities, which may result in a potential conflict with respect to the allocation of time of such key personnel.

•
The dealer manager of our continuous offering of Senior Common Stock is owned in part and controlled by Mr. Shidler and therefore is affiliated with us. As a result, the fees paid to the dealer manager for the services provided to us in connection with that offering were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

•
In the event that the sale by us of any of the Contributed Properties would be beneficial to us but would negatively impact the tax treatment of Venture, it is possible that any of our directors or officers with a financial interest in Venture may experience a conflict of interest.

•
In the registration rights agreement we entered into with Venture, we retained certain rights to defer registration in circumstances where such registration would be detrimental to us. It is possible that any of our directors or officers having a financial interest in Venture or its affiliates may experience a conflict of interest in circumstances where a registration would be advantageous to such persons, but detrimental to us.

•
Certain entities affiliated with us hold promissory notes payable by our Operating Partnership. Those entities have rights under the promissory notes, and their exercise of these rights and pursuit of remedies may be affected by their relationship with each other.

•
In connection with our formation transactions, certain Contributed Properties were encumbered by debt or, in the case of one Contributed Property, which we refer to as “Clifford Center,” obligations under the ground lease. These encumbrances are secured, in part, by certain guaranty and indemnity obligations of Mr. Shidler and James C. Reynolds and entities wholly-owned or controlled by them, or the Indemnitees. Our Operating Partnership entered into certain indemnity agreements with the Indemnitees on March 19, 2008, referred to as the Indemnity Agreements, in order to indemnify the Indemnitees under these guaranties and indemnities. Our Operating Partnership’s specific indemnity obligations in each Indemnity Agreement are basically to defend, indemnify and hold harmless the Indemnitee from and against any and all demands, claims, causes of action, judgments, losses, costs, damages and expenses, including attorneys’ fees and costs of litigation arising from or relating to any or all of the guaranty or indemnity obligations of the Indemnitee following formation.

•
An entity controlled by Mr. Shidler has pledged a certificate of deposit in the amount of $15 million as security for our Operating Partnership’s credit agreement with First Hawaiian Bank, for which the Operating Partnership has agreed to pay certain fees and provide certain indemnification rights.

These conflicts may result in terms that are more favorable to our management, our Advisor and/or our other affiliates than would have been obtained on an arm’s-length basis, and may operate to the detriment of our stockholders.

We are controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our board of directors, controls Venture and is a stockholder and a director of our Advisor. As part of our formation transactions, we issued to our Advisor one share of Proportionate Voting Preferred Stock, which is entitled to cast a number of votes equal to the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units that we issued in connection with the formation transactions. Our Advisor has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions. Venture holds those Common Units and Preferred Units and is controlled by Mr. Shidler. As of December 31, 2009, the one share of Proportionate Voting Preferred Stock represented approximately 92% of our voting power. In addition, under the Advisory Agreement, our Advisor effectively controls our operations and management and that of our Operating Partnership. Therefore, because of his position with us, Venture and our Advisor, and the additional shares of our Listed Common Stock that he holds, Mr. Shidler has the ability to effectively vote approximately 94% of our currently outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other stockholders do not support.

Jay H. Shidler may compete with us and, therefore, may have conflicts of interest with us.

We have entered into a Noncompetition Agreement with Jay H. Shidler, who is the Chairman of our board of directors. The Noncompetition Agreement with Mr. Shidler prohibits, without our prior written consent, Mr. Shidler from investing in certain office properties in any county in which we own an office property or in our targeted geographic operating region. However, this covenant not to compete does not restrict:

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

Risks Related to our Capital Stock, our Corporate Structure and our Status as a REIT

Unless our Listed Common Stock meets all applicable listing standards, it could be suspended or delisted from the NYSE Amex, which may decrease the liquidity of our Listed Common Stock, make capital raising efforts more difficult and harm our financial condition and business.

Our Listed Common Stock is listed and traded on the NYSE Amex under the symbol “PCE.”  If we were to fail to meet any of the continued listing standards of the NYSE Amex, our Listed Common Stock could be suspended or delisted from the exchange.  The NYSE Amex will consider the suspension or removal of a listed security when, in the opinion of the NYSE Amex:

•	the financial condition and/or operating results of the issuer appear to be unsatisfactory,

•	it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the NYSE Amex inadvisable,

•	the issuer has sold or otherwise disposed of its principal operating assets or has ceased to be an operating company,

•	the issuer has failed to comply with its listing agreements with the NYSE Amex, or

•	any other event occurs or any condition exists which makes further dealings on the NYSE Amex unwarranted.

As of December 31, 2009, our stockholders’ equity, which on a GAAP basis does not include the value of non-controlling interests (namely, the Common Units and Preferred Units of our Operating Partnership), was below the exchange’s minimum threshold for that specific metric under the NYSE Amex’s continued listing standards.  While our total equity, which includes the value of non-controlling interests, substantially exceeds the minimum threshold for stockholders’ equity, we have not determined the exchange’s view of these circumstances.  Because we are not currently in technical compliance with the exchange’s minimum threshold for stockholders’ equity, there can be no assurance that the NYSE Amex will not consider initiating suspension or delisting procedures.  In the event that we were to receive a formal deficiency notice, we would be required to issue a press release and to file the appropriate report with the SEC. We would then expect to have an opportunity to regain compliance within a specified period of time or to provide the exchange with a plan to regain compliance with the appropriate listing standard or, if the exchange were to fail to accept such a plan, appeal any decision by the exchange to delist our Listed Common Stock. There can be no assurance that the exchange would accept such a plan, that such a plan would be successful, or that any appeals by us to the exchange would be successful.  Any suspension or delisting could adversely affect the market price and the liquidity of our Listed Common Stock and negatively impact our financial condition and business.

The partnership units of our Operating Partnership, future offerings of debt, securities and preferred stock may dilute the holdings of our existing stockholders.

We may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium term notes, senior or subordinated notes and classes of preferred stock, convertible preferred units or common stock. Upon liquidation, holders of our debt securities, holders of our Senior Common Stock or any preferred stock we may issue and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Listed Common Stock. Future equity offerings and the issuance of Listed Common Stock in exchange for partnership units of our Operating Partnership may dilute the holdings of our existing stockholders. If we decide to issue preferred stock in addition to our Proportionate Voting Preferred Stock already issued, it could have a preference on liquidation distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to our existing stockholders.

If we fail to remain qualified as a REIT in any taxable year, our operations and ability to make distributions will be adversely affected because we will be subject to U.S. federal income tax on our taxable income at regular corporate rates with no deduction for distributions made to stockholders.

We believe that we are organized and operate in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our method of operation enables us to continue to meet the requirements for qualification and taxation as a REIT under the Code.  However, qualification as a REIT requires us to satisfy highly technical and complex Code provisions for which only limited judicial and administrative authorities exist, and which are subject to change, potentially with retroactive effect. Even a technical or inadvertent mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In particular, our ability to qualify as a REIT depends on the relative values of our common stock and our other classes of equity, which are susceptible to fluctuations, and on the actions of third parties in which we may own an interest but over which we have no control or limited influence.

If we were to fail to qualify as a REIT in any tax year, then:

•	we would not be required to make distributions to our stockholders;

•	we would not be allowed to deduct distributions to our stockholders in computing our taxable income;

•	we would be subject to federal income tax, including any applicable alternative minimum tax, at regular corporate rates; and

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

In connection with our formation transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Code. However, during 2009 we became aware that AZL historically invested excess cash from time to time in money market funds that, in turn, were invested exclusively or primarily in short-term federal government securities.  Additionally, during 2009 we became aware that AZL made two investments in local government obligations.  Our predecessor, AZL, with no objection from outside advisors, treated these investments as qualifying assets for purposes of the 75% gross asset test.  However, if these investments were not qualifying assets for purposes of the 75% gross asset test, then AZL may not have satisfied the REIT gross asset tests for certain quarters, in part, because they may have exceeded 5% of the gross value of AZL’s assets.  If these investments resulted in AZL’s noncompliance with the REIT gross asset tests, however, we and our predecessor, AZL, would retain qualification as a REIT pursuant to certain mitigation provisions of the Code, which provide that so long as any noncompliance was due to reasonable cause and not due to willful neglect, and certain other requirements are met, qualification as a REIT may be retained but a penalty tax would be owed.  Any potential noncompliance with the gross asset tests would be due to reasonable cause and not due to willful neglect so long as ordinary business care and prudence were exercised in attempting to satisfy such tests.  Based on our review of the circumstances surrounding the investments, we believe that any noncompliance was due to reasonable cause and not due to willful neglect.  Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the gross asset tests (and have paid the appropriate penalty tax), and, therefore, our qualification, and that of our predecessor, AZL, as a REIT should not be affected.  The Internal Revenue Service is not bound by our determination, however, and no assurance can be provided that the Internal Revenue Service will not assert that AZL failed to comply with the REIT gross asset tests as a result of the money market fund investments and the local government securities investments and that such failures were not due to reasonable cause.  If the Internal Revenue Service were to successfully challenge this position, then it could determine that we and AZL failed to qualify as a REIT in one or more of our taxable years.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% (through 2010). Dividends payable by REITs, however, generally are not eligible for the reduced tax rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the market price of the stock of REITs, including our Listed Common Stock.

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

At any time, the federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. REIT dividends, with only very limited exceptions, do not qualify for preferential tax rates, which might cause shares of common stock in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and could have an adverse effect on the value of our common stock.

REIT restrictions on ownership of our capital stock may delay or prevent our acquisition by a third party, even if an acquisition is in the best interests of our stockholders.

In order for us to qualify as a REIT, not more than 50% of the value of our capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year.

Our charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 4.9% in economic value of the aggregate of the outstanding shares of capital stock, or more than 4.9% in economic value or number of shares, whichever is more restrictive, of our outstanding shares of common stock. While these restrictions may prevent any five individuals from owning more than 50% of the shares, they could also discourage a change in control of our company. These restrictions may also deter tender offers that may be attractive to stockholders or limit the opportunity for stockholders to receive a premium for their shares if an investor seeks to acquire a block of shares of our capital stock.

Provisions in our charter, bylaws and Maryland law may delay or prevent our acquisition by a third party, even if such acquisition were in the best interests of our stockholders.

Certain provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of their performance.  These provisions cover, among other topics, the following:

•	removal of directors;

•	limitation on stockholder-requested special meetings;

•	advance notice provisions for stockholder nominations and proposals;

•	exclusive power of our board to amend our bylaws;

•	issuance of preferred stock;

•	duties of directors with respect to unsolicited takeovers;

•	restrictions on transfer and ownership of shares of our stock;

•	restrictions of the Maryland Business Combination Act; and

•	power of our board to subject us to statutory provisions related to unsolicited takeovers without a stockholder vote.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of our existing stockholders. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our existing stockholders.  Our board of directors may also, without stockholder approval, amend our charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, U.S. government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot comprise more than 10% of the outstanding voting power, or more than 10% of the total value of the outstanding securities, of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than assets which qualify for purposes of the 75% asset test) may consist of the securities of any one issuer, and no more than 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we generally must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Liquidation of collateral may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risks, or any income from foreign currency or other hedges, will generally be treated as nonqualifying income for purposes of the REIT 75% and 95% gross income tests unless specified requirements are met. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

ITEM 1B.  -  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  -  PROPERTIES

Our property portfolio is comprised of quality office buildings located in selected submarkets of long-term growth of Honolulu and the western United States, including southern California and the greater Phoenix metropolitan area. Each property is owned either through entities wholly-owned by us or through joint ventures.  We hold managing ownership interests in six of our seven joint ventures.

As of December 31, 2009, our Property Portfolio consisted of 24 institutional quality office properties, including co-owned properties, comprising 4.7 million rentable square feet in 45 separate buildings. Each of our properties is suitable and adequate for its intended use. Currently, approximately half of our Property Portfolio, on a rentable area basis, is owned in partnership with institutional investors. The following tables contain descriptive information about all of our properties as of December 31, 2009.

PROPERTY	NO. OF BUILDINGS	YEAR BUILT/ RENOVATED	RENTABLE SQ. FT.	PERCENTAGE OWNERSHIP	ANNUALIZED RENT(1)(2)
Consolidated Properties
Waterfront Plaza
500 Ala Moana Blvd.	1	1988/2006	534,475	100.0%	$17,092,221
Honolulu, HI 96813

Davies Pacific Center
841 Bishop Street	1	1972/2006	353,224	100.0%	10,648,452
Honolulu, HI 96813

Pan Am Building
1600 Kapiolani Blvd.	1	1969/2005	209,889	100.0%	7,542,984
Honolulu, HI 96814

First Insurance Center
1100 Ward Avenue	1	1960	202,992	100.0%	6,959,220
Honolulu, HI 96814

PBN Building
1833 Kalakaua Avenue	1	1964/2006	90,559	100.0%	2,121,576
Honolulu, HI 96815

Clifford Center
810 Richards Street	1	1964/2005	72,415	100.0%	1,679,772
Honolulu, HI 96813

Sorrento Technology Center
10140 Barnes Canyon Rd.	2	1985	63,363	100.0%	1,550,568
10180 Barnes Canyon Rd.
San Diego, CA 92121

City Square
3800 N. Central Ave.	3	1961/1988	738,422	100.0%	10,954,716
3838 N. Central Ave.		1971/1994
4000 N. Central Ave.		1965/2000
Phoenix, AZ 85012

Total Consolidated Properties	11		2,265,339		$58,549,509

PROPERTY	NO. OF BUILDINGS	YEAR BUILT/ RENOVATED	RENTABLE SQ. FT.	PERCENTAGE OWNERSHIP	ANNUALIZED RENT(1)(2)
Joint Venture Properties
Torrey Hills Corp. Center
11250 El Camino Real	1	1998	24,066	32.2%	$893,796
San Diego, CA 92130

Palomar Heights Plaza
5860 Owens Avenue	3	2001	45,538	32.2%	740,436
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008

Palomar Heights Corp. Center
5857 Owens Avenue	1	1999	64,812	32.2%	1,617,564
Carlsbad, CA 92008

Scripps Ranch Bus. Park
9775 Business Park Ave.	2	1984/2006	47,248	32.2%	545,988
10021 Willow Creek Rd.
San Diego, CA 92131

Via Frontera Bus. Park
10965 Via Frontera Dr.	2	1979/1996	78,819	10.0%	1,472,388
10993 Via Frontera Dr.
San Diego, CA 92127

Poway Flex
13550 Stowe Drive	1	1991	112,000	10.0%	1,048,320
Poway, CA 92064

Carlsbad Corp. Center.
1950 Camino Vida Roble	1	1996	121,528	10.0%	1,836,816
Carlsbad, CA 92008

Savi Tech Center
22705 Savi Ranch Pkwy.	4	1989	372,327	10.0%	6,953,748
22715 Savi Ranch Pkwy.
22725 Savi Ranch Pkwy.
22745 Savi Ranch Pkwy.
Yorba Linda, CA 92887

Yorba Linda Bus. Park
22833 La Palma Ave.	5	1988	166,042	10.0%	1,817,652
22343 La Palma Ave.
22345 La Palma Ave.
22347 La Palma Ave.
22349 La Palma Ave.
Yorba Linda, CA 92887

South Coast Exec. Center
1503 South Coast Dr.	1	1980/1997	61,025	10.0%	807,036
Costa Mesa, CA 92626

Gateway Corp. Center
1370 Valley Vista Dr.	1	1987	85,216	10.0%	2,009,940
Diamond Bar, CA 91765

PROPERTY	NO. OF BUILDINGS	YEAR BUILT/ RENOVATED	RENTABLE SQ. FT.	PERCENTAGE OWNERSHIP	ANNUALIZED RENT(1)(2)
Black Canyon Corp. Ctr.
16404 N. Black Canyon Hwy.	1	1980/2006	218,694	17.5%	2,524,680
Phoenix, AZ 85053

Bank of Hawaii Waikiki Center
2155 Kalakaua Avenue	1	1980/1989	152,288	17.5%	6,809,940
Honolulu, HI 96815

Seville Plaza
5469 Kearny Villa Rd.	3	1976/2002	138,576	7.5%	2,819,796
5471 Kearny Villa Rd.
5473 Kearny Villa Rd.
San Diego, CA 92123

U.S. Bank Center
101 North First Ave.	2	1976/2000-05	372,676	7.5%	6,610,941
21 West Van Buren St.		1954
Phoenix, AZ 85003

Seaview Corporate Center	5	1983-2001/	356,504	5.0%	10,015,356
10180 Telesis Court		2005
10190 Telesis Court
10182 Telesis Court
10188 Telesis Court
San Diego, CA 92121

Total Joint Venture Properties	34		2,417,359		$48,524,397
Total Property Portfolio (3)	45		4,682,698		$107,073,906
Total Effective Portfolio (4)			2,544,562		$64,207,364

(1)
Represents annualized monthly contractual rent under existing leases as of December 31, 2009. This amount reflects total rent before abatements and includes expense reimbursements, some of which are estimated. Total abatements committed to as of December 31, 2009 for the twelve months ended December 31, 2010 were approximately $0.213 million for our consolidated properties and $0.068 million for our unconsolidated joint venture properties.  Annualized rent for the unconsolidated joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest.

(2)	Existing net rents are converted to gross rents by adding estimated annualized operating expense reimbursements to base rents.

(3)
Rentable square feet and annualized rent for the Total Property Portfolio are reported as the sum of the amounts reported for each property in its entirety, rather than the portion of the property represented by our ownership interest.

(4)	Rentable square feet and annualized rent for the Total Effective Portfolio are reported with respect to the portion of our properties represented by our ownership interest.

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our properties at December 31st of each of the past five years commencing with the year of the property’s acquisition by either the Company or affiliates of The Shidler Group.

Consolidated Properties

	OCCUPANCY RATES(1)					ANNUALIZED RENT PER LEASED SF(2) (3)
Property	2005	2006	2007	2008	2009	2005	2006	2007	2008	2009
Waterfront Plaza	85%	94%	91%	86%	94%	$29.52	$29.41	$31.37	$33.95	$37.12
Davies Pacific Center	89%	90%	85%	87%	86%	27.25	30.10	31.54	35.93	35.12
Pan Am Building	93%	93%	98%	97%	93%	28.77	31.60	31.73	38.83	38.57
First Insurance Center	97%	97%	97%	97%	99%	24.54	30.59	33.07	35.82	34.61
PBN Building	81%	75%	72%	73%	73%	24.66	27.92	29.06	31.36	32.33
Clifford Center	69%	79%	79%	81%	83%	20.46	24.36	27.18	29.39	31.95
Sorrento Tech. Center	100%	100%	100%	100%	100%	24.90	21.41	22.14	23.70	24.47
City Square	63%	73%	77%	77%	72%	17.11	18.39	18.29	20.35	20.64
Total/Weighted Average	80%	86%	86%	85%	85%	$24.71	$26.33	$27.27	$30.39	$31.26

Joint Venture Properties

	OCCUPANCY RATES(1)					ANNUALIZED RENT PER LEASED SF(2)(3)
PROPERTY	2005	2006	2007	2008	2009	2005	2006	2007	2008	2009
Torrey Hills Corp. Center	–	–	–	100%	89%	$–	$–	$–	$40.00	$41.81
Palomar Heights Plaza	–	–	–	88%	70%	–	–	–	25.08	23.07
Palomar Heights Corp. Center	–	–	–	90%	87%	–	–	–	27.67	28.85
Scripps Ranch Business Park	–	–	–	85%	44%	–	–	–	18.89	26.20
Via Frontera Bus. Park	–	70%	93%	93%	100%	–	17.21	16.47	19.39	18.68
Poway Flex	–	100%	100%	100%	100%	–	8.40	9.49	9.00	9.36
Carlsbad Corp. Center	–	44%	44%	67%	95%	–	15.15	15.42	16.47	17.60
Savi Tech Center	–	97%	97%	97%	97%	–	16.87	18.39	18.80	19.26
Yorba Linda Bus. Park	–	94%	95%	87%	94%	–	9.99	10.79	11.65	11.66
South Coast Exec. Center	–	100%	80%	60%	51%	–	24.34	24.10	25.43	25.82
Gateway Corp. Center	–	84%	94%	94%	91%	–	24.62	25.90	27.45	26.65
Black Canyon Corp. Center	–	–	65%	65%	65%	–	–	15.60	16.43	17.85
Bank of Hawaii Waikiki Center	–	–	88%	87%	86%	–	–	38.90	54.05	52.25
Seville Plaza	94%	90%	92%	77%	75%	21.54	24.93	26.94	26.84	27.04
U.S. Bank Center	–	77%	79%	80%	80%	–	18.64	20.53	22.37	22.26
Seaview Corporate Center	–	–	–	–	92%	–	–	–	–	31.05
Total/Weighted Average	94%	85%	84%	84%	85%	$21.54	$17.21	$19.95	$22.39	$23.73
Portfolio Totals	81%	85%	85%	85%	85%	$24.50	$22.70	$23.98	$26.60	$27.33

(1)  Based on leases commenced as of December 31st of each historical year.

(2)  Annualized Rent Per SF represents annualized gross rent divided by total occupied square feet.

(3)  Annualized rent for existing net rents are converted to gross rent by adding estimated expense reimbursements to base rents.

 Tenant Diversification

The following tables provide information on the largest tenants, by annualized rental revenue, in our properties as a portfolio as of December 31, 2009. No single tenant accounts for 10% or more of our total consolidated revenues.

Consolidated Properties

Tenant	Lease Expiration	Market Rentable Square Feet	Annualized Rental Revenue(1)	% of Total Annualized Rent	Property	Industry
First Insurance Company of Hawaii Ltd.	02/28/18	109,755	$3,976,236	6.79%	First Insurance Ctr.	Insurance
Hawaii InsuranceConsultants, Ltd.	12/31/12	79,159	3,230,859	5.52%	Waterfront Plaza	Insurance
AZ Dept. of Economic Security.	12/31/12	104,059	1,974,852	3.37%	City Square	Government
Straub Clinic & Hospital	01/31/13	55,986	1,727,376	2.95%	First Insurance Ctr.	Healthcare
AT&T Corp.	06/30/10	26,160	1,097,040	1.87%	Waterfront Plaza	Communications
Mc Corriston, Miho, Miller, Mukai, LLP	12/31/11	35,828	1,025,508	1.75%	Waterfront Plaza	Legal Services
Oahu Publications, Inc.	01/31/13	25,691	1,006,716	1.72%	Waterfront Plaza	Journalism
Fujitsu Transaction Solutions, Inc.	12/31/10	37,886	912,024	1.56%	Sorrento Technology Ctr.	Technology
Royal State Financial Corp.	10/31/11	22,119	855,096	1.46%	Pan Am Building	Insurance
AZ DES-Social Security	05/31/14	39,524	820,908	1.41%	City Square	Government
Total Annualized Rental Revenue for Top Ten Tenants			$16,626,615	28.40%
Total Annualized Rental Revenue			$58,549,509

(1) Annualized Rental Revenue represents monthly base rental revenue and tenant reimbursements as of December 31, 2009, on an annualized basis.

Tenant Diversification

Joint Venture Properties

Tenant	Lease Expiration	Market Rentable Square Feet	Ownership Interest %	Annualized Rental Revenue (1)	% of Total Annualized Rent	Property	Industry
CareFusion Corp.	02/28/15	130,000	10.00%	$2,679,216	5.52%	Savi Tech Center	Health Care
Nobel Biocare USA, Inc.	10/31/17	122,361	10.00%	2,402,436	4.95%	Savi Tech Center	Health Care
The Active Network, Inc.	10/31/11	61,587	5.00%	2,080,308	4.29%	Seaview Corp Center	Technology
Pfizer, Inc.	07/31/13	61,211	5.00%	1,987.440	4.10%	Seaview Corp Center	Health Care
Bank of Hawaii	01/31/38	6,971	17.50%	1,947,132	4.01%	Bank of Hawaii Waikiki Center	Financial Services
Adobe Systems, Inc.	01/31/13	61,211	5.00%	1,870,236	3.85%	Seaview Corp Center	Technology
High-Tech Institute, Inc.	04/04/18	92,974	17.50%	1,583,832	3.27%	Black Canyon Corporate Center	Education
JTB Hawaii, Inc.	12/31/12	35,623	17.50%	1,261,056	2.60%	Bank of Hawaii Waikiki Center	Tourism
Valley Metro Rail, Inc.	06/30/16	57,007	7.50%	1,256,496	2.59%	U.S. Bank Center	Transportation
Jacobs Engineering Group, Inc...	10/30/11	53,717	7.50%	1,219,524	2.51%	U.S. Bank Center	Engineering
Total Annualized Rental Revenue for Top Ten Tenants				$18,287,676	37.69%
Total Annualized Rental Revenue				$48,524,397

(1) Annualized Rental Revenue represents monthly base rental revenue and tenant reimbursements as of December 31, 2009, on an annualized basis.

The following table contains information about tenants who occupy more than 10% of any of our properties as of December 31, 2009. No tenant occupies more than 10% of the aggregate rentable area of our consolidated portfolio. No tenant occupies more than 10% of the aggregate rentable area of our Property Portfolio:

PROPERTY/TENANT	INDUSTRY/ PRINCIPAL BUSINESS	LEASE EXPIRATION (1)	RENEWAL OPTION	TOTAL LEASED SQ. FT.	% OF RENTABLE SQ. FT.	ANNUALIZED RENT (2)	% OF ANNUALIZED RENT
Waterfront Plaza
Hawaii Insurance Consultants	Insurance	12/31/12	Yes(3)	79,159	14.8%	$ 3,230,859	18.9%
Pan Am Building
Royal State Financial Corp.	Insurance	10/31/11	Yes(4)	22,119	10.5%	855,096	11.3%
First Insurance Center
Straub Clinic & Hospital	Healthcare	01/31/13	Yes(5)	55,986	27.6%	1,727,376	24.8%
First Insurance Co. of Hawaii	Insurance	02/28/18	Yes(6)	109,755	54.1%	3,976,236	57.1%
Pacific Business News Bldg.
Business Journal Publications	Media & Pub.	MTM	Yes(7)	9,632	10.6%	267,684	12.5%
Clifford Center
Hawaii Dept. of Human Services	Government	MTM	Yes(8)	12,911	17.8%	311,412	18.5%
Clifford Projects	Arch. Svcs.	02/29/16	Yes(9)	11,444	15.8%	393,840	23.4%
City Square
AZ Dept. of Econ. Security	Government	12/31/12	Yes(10)	104,059	14.1%	1,974,852	18.0%

PROPERTY/TENANT	INDUSTRY/ PRINCIPAL BUSINESS	LEASE EXPIRATION (1)	RENEWAL OPTION	TOTAL LEASED SQ. FT.	% OF RENTABLE SQ. FT.	ANNUALIZED RENT (2)	% OF ANNUALIZED RENT
Sorrento Technology Center
Info. Systems Laboratories	Technology	11/30/11	Yes(11)	25,477	40.2%	$ 638,544	41.2%
Fujitsu	Technology	12/31/10	Yes(12)	37,886	59.8%	912,024	58.8%
Bank of Hawaii Waikiki Center
ResortQuest Hawaii	Hospitality	10/31/19	Yes(13)	24,854	16.3%	617,568	9.1%
JTB Hawaii	Hospitality	12/31/12	Yes(14)	35,623	23.4%	1,261,056	18.5%
Planet Hollywood (Honolulu)	Retail	12/31/13	Yes(15)	17,795	11.7%	747,540	11.0%
U.S. Bank Center
Valley Metro Rail	Trans.	06/30/16	Yes(16)	57,007	15.3%	1,256,496	19.0%
Jacobs Engineering Group	Engineering	10/31/11	Yes(17)	53,717	14.4%	1,219,524	18.4%
Black Canyon Corporate Center
Paychex North America	Bus. Svcs.	06/30/12	Yes(18)	48,427	22.1%	940,848	37.3%
High Tech Institute	Technology	04/04/18	Yes(19)	92,974	42.5%	1,583,832	62.7%
Poway Flex
General Atomics Aero. Systems	Technology	05/31/15	Yes(20)	112,000	100.0%	1,048,320	100.0%
Gateway Corporate Center
Kleinfelder, Inc.	Bus. Svcs.	07/31/11	Yes(21)	11,171	13.1%	307,092	15.3%
University of Phoenix	Education	09/30/14	No	30,627	35.9%	767,676	38.2%
Carlsbad Corporate Center
San Diego Golf Academy	Education	01/31/15	Yes(22)	20,254	16.7%	332,976	18.1%
Jitterbug	Technology	05/31/14	Yes(23)	23,358	19.2%	476,508	25.9%
Linear, LLC	Technology	09/30/13	Yes(24)	53,022	43.6%	874,716	47.6%
Yorba Linda Business Park
AJ Oster West	Mfcturing.	03/31/14	Yes(25)	50,282	30.3%	409,632	22.5%
Savi Tech Center
First American RE Facilities	Services	10/31/12	Yes(26)	47,198	12.7%	906,204	13.0%
Ashley Furniture Homestore	Retail	09/30/16	Yes(27)	61,541	16.5%	965,892	13.9%
Nobel Biocare USA	Health Care	10/31/17	No	122,361	32.9%	2,402,436	34.5%
CareFusion Corp.	Health Care	02/28/15	Yes(28)	130,000	34.9%	2,679,216	38.5%
Seaview Corporate Center
The Active Network	Technology	10/31/11	Yes(29)	61,587	17.3%	2,080,308	20.8%
Adobe Systems	Technology	01/31/13	Yes(30)	61,211	17.2%	1,870,236	18.7%
Pfizer	Health Care	07/31/13	No	61,211	17.2%	1,987,440	19.8%
CA, Inc.	Technology	08/31/13	Yes(31)	38,302	10.7%	1,069,008	10.7%
Via Frontera Business Park
BAE Systems	Technology	12/31/09	No	21,795	27.7%	466,692	31.7%
Xpress Data	Technology	05/31/10	No	15,120	19.2%	249,048	16.9%
Quick Pak	Technology	12/31/13	Yes(32)	15,540	19.7%	270,204	18.4%
Compendia	Services	08/31/12	No	18,300	23.2%	307,440	20.9%
Panasonic	Technology	11/30/10	No	8,064	10.2%	179,004	12.2%
Torrey Hills Corporate Center
Pacific Hospitality Group	Hospitality	01/31/10	No	3,928	16.3%	135,276	15.1%
Foley & Lardner	Legal Svcs.	11/30/10	Yes(33)	17,449	72.5%	758,520	84.9%

PROPERTY/TENANT	INDUSTRY/ PRINCIPAL BUSINESS	LEASE EXPIRATION (1)	RENEWAL OPTION	TOTAL LEASED SQ. FT.	% OF RENTABLE SQ. FT.	ANNUALIZED RENT (2)	% OF ANNUALIZED RENT
Palomar Heights Plaza
LMR Solutions	Technology	11/30/12	No	8,758	19.2%	$ 94,764	12.8%
Palomar Heights Corp. Center
Wells Fargo Bank	Fncl. Svcs.	06/30/12	Yes(34)	7,583	11.7%	233,112	14.4%
Yahoo!	Technology	04/30/10	Yes(35)	17,824	27.5%	481,248	29.8%
Entriq	Technology	10/31/13	Yes(36)	22,247	34.3%	633,288	39.2%
Scripps Ranch Business Park
Jones & Stokes Associates	Consulting	03/31/15	Yes(37)	15,356	32.5%	$ 427,536	78.3%
____________

(1)	Expiration dates assume no exercise of renewal, extension or termination options.
(2)	Represents annualized monthly gross rent at December 31, 2009.
(3)
Hawaii Insurance Consultants has an option to extend its term for two 5-year periods, with base rent set at an agreed upon negotiated base rental rate of 95% of the fair market rental rate at the time of the extension.

(4)	Royal State Financial Corp. has an option to extend its term for two 5-year periods at fair market rent.
(5)
Straub Clinic & Hospital has an option to extend its term for a one 5-year period, with base rent set at an agreed upon negotiated base rental rate not to exceed 90% of the fair market rental rate at the time of the extension.

(6)
First Insurance Company of Hawaii has an option to extend its term for three 10-year periods, with base rent set at an agreed upon negotiated base rental rate of 95% of the fair market rental rate at the time of the extension.

(7)	Business Journal Publications has an option to extend its term for 5 years at 95% of the fair market rent at the time of extension.
(8)	State of Hawaii, Dept. of Human Services has an option to extend its term for 4 years and 11 months at fair market rent.
(9)	Clifford Projects has an option to extend its term for 5 years at fair market rent.
(10)	The Arizona Dept. of Economic Security has an option to extend its term for 5 years at fair market rent.
(11)	Information Systems Laboratories has an option to extend its term for 5 years at the higher of fair market rent or a 3.5% increase above the tenant’s rent at expiration.
(12)	Fujitsu has an option to extend its term for 5 years at fair market rent.
(13)	ResortQuest Hawaii has an option to extend its term for one 5-year period at 90% of fair market rent.
(14)	JTB Hawaii has an option to extend its term for one 5-year period at fair market rent.
(15)	Planet Hollywood has an option to extend its term for one 5-year period at fair market rent.
(16)	Valley Metro Rail has an option to extend its term for two 5-year periods at 95% of fair market rent.
(17)	Jacobs Engineering Group has an option to extend its term for 5 years at 95% of fair market rent.
(18)	Paychex has an option to extend its term for three 3-year periods at fair market rent.
(19)	High Tech Institute has an option to extend its term for two 5-year periods at fair market rent.
(20)
General Atomics has an option to extend its term for three 5-year periods.  Base rent for the first period is set at 4% annual increases, while base rent for the second and third period are set at fair market rent.

(21)
Kleinfelder has option to extend its term for one 5-year period, with base rent set at the higher of fair market rent or the monthly rental rate during the month immediately preceding the lease expiration date.

(22)	San Diego Golf Academy has an option to extend its term for one 5-year period at fair market rent.
(23)	Jitterbug has an option to extend its term for one 5-year period at fair market rent.
(24)	Linear LLC has an option to extend its term for two 5-year periods at 95% of the fair market rent at the time of extension.
(25)	AJ Oster West has an option to extend its term for one 3-year period at fair market rent.
(26)	First American Real Estate Facilities has an option to extend its term for one 5-year period at fair market rent.
(27)	Ashley Furniture has an option to extend its term for two 5-year periods, with base rent set at an increase of 12% at the time of extension.
(28)	CareFusion Corp. has an option to extend its term for one 5-year period at fair market rent.
(29)	The Active Network has an option to extend its term for one 5-year period at fair market rent.
(30)	Adobe Systems has an option to extend its term for one 5-year period at fair market rent.
(31)	CA, Inc. has an option to extend its term for one 5-year period at 95% of the fair market rent at the time of extension.
(32)	Quick Pak has an option to extend its term for one 5-year period at fair market rent.
(33)	Foley & Lardner, LLP has an option to extend its term for one 3-year period at fair market rent.
(34)	Wells Fargo has an option to extend its term for two 5-year periods at fair market rent.
(35)	Yahoo! has an option to extend its term for one 2-year period at fair market rent.
(36)	Entriq has an option to extend its term for one 3-year period at fair market rent.
(37)	Jones & Stokes Associates has an option to extend its term for one 5-year period at fair market rent.

Lease Distribution by Square Footage

The following tables summarize the lease distributions by square footage for all our properties as of December 31, 2009.

Consolidated Properties
Square Feet Under Lease	Number of Leases	Leases as a % of Total	Market Rentable Square Feet	Square Feet as a % of Total	Annualized Rent (1)(2)	Annualized Rent as a % of Total
2,500 or less	555	76.66%	344,136	15.19%	$11,443,086	19.54%
2,501 — 10,000	115	15.88%	542,183	23.93%	16,790,388	28.68%
10,001 — 20,000	31	4.28%	429,428	18.96%	13,600,020	23.23%
20,001 — 40,000	9	1.24%	267,916	11.83%	7,566,360	12.92%
40,001 — 100,000	1	0.14%	76,828	3.39%	3,230,859	5.52%
Greater than 100,000	2	0.28%	212,227	9.37%	5,918,796	10.11%
Subtotal	713	98.48%	1,872,718	82.67%	$58,549,509	100.00%
Available	—	—	340,658	15.04%	—	—
Signed Leases Not Commenced	11	1.52%	51,963	2.29%	—	—
Total/Weighted Average	724	100.0%	2,265,339	100.0%	$58,549,509	100.00%

(1) Represents annualized monthly rent under commenced leases as of December 31, 2009. This amount reflects total cash rent before abatements. Total abatements for the twelve months ending December 31, 2010 were $0.213 million.

(2) Existing net rents are converted to gross rent by adding estimated annualized operating expense reimbursements to base rents.

Joint Venture Properties

Square Feet Under Lease	Number of Leases	Leases as a % of Total	Market Rentable Square Feet	Square Feet as a % of Total	Annualized Rent(1)(2)	Annualized Rent as a % of Total	Effective Annualized Rent(1) (2)	Effective Annualized Rent as a % of Total
2,500 or less	190	58.82%	154,294	6.38%	$3,832,929	7.90%	$480,366	8.49%
2,501 — 10,000	86	26.63%	398,578	16.49%	12,106,092	24.95%	1,626,289	28.74%
10,001 — 20,000	18	5.57%	246,558	10.20%	6,498,036	13.39%	882,551	15.60%
20,001 — 40,000	11	3.41%	309,024	12.78%	7,357,464	15.16%	969,237	17.13%
40,001 — 100,000	13	4.02%	694,346	28.72%	15,002,340	30.92%	1,326,659	23.45%
Greater than 100,000	2	0.62%	242,000	10.02%	3,727,536	7.68%	372,753	6.59%
Subtotal	320	99.07%	2,044,800	84.59%	$48,524,397	100.0%	$5,657,855	100.00%
Available	—	-	353,158	14.61%	—	—	—	—
Signed Leases Not Commenced	3	0.93%	19,401	0.80%	—	—	—	—
Total/Weighted Average	323	100.00%	2,417,359	100.00%	$48,524,397	100.00%	$5,657,855	100.00%

 (1) Represents annualized monthly rent under commenced leases as of December 31, 2009. This amount reflects total cash rent before abatements. Total abatements for the twelve months ending December 31, 2010 were $0.068 million.
 (2) Existing net rents are converted to gross rent by adding estimated annualized operating expense reimbursements to base rents.

Lease Expirations

The following tables summarize the lease expirations for leases in place as of December 31, 2009 for all of our properties. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Consolidated Properties

Year of Lease Expiration	Number of Leases	Market Rentable Square Feet	Square Feet as a % of Total	Annualized Rent(1)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(2)	Annualized Rent at Expiration	Annualized Rent Per Square Foot at Expiration(3)
2010	185	331,929	14.65%	$11,116,097	18.99%	$33.49	$11,187,348	$33.70
2011	158	336,115	14.84%	10,333,896	17.65%	30.75	10,648,584	31.68
2012	137	408,023	18.01%	12,582,903	21.49%	30.84	13,112,907	32.14
2013	89	274,135	12.10%	8,215,129	14.03%	29.97	8,758,326	31.95
2014	58	170,222	7.51%	5,131,380	8.76%	30.15	5,419,356	31.84
2015	25	111,263	4.91%	2,667,612	4.56%	23.98	2,927,844	26.31
2016	17	52,717	2.33%	1,844,364	3.15%	34.99	2,087,736	39.60
2017	5	20,733	0.92%	670,896	1.15%	32.36	849,840	40.99
2018	17	125,992	5.56%	4,573,248	7.81%	36.30	5,380,728	42.71
2019	6	10,517	0.46%	365,076	0.62%	34.71	434,832	41.35
Thereafter	16	31,072	1.38%	1,048,908	1.79%	33.76	1,181,508	38.02
Available for Lease		340,658	15.04%
Signed Leases Not Commenced	11	51,963	2.29%	—	—	—	—	—
Total/Weighted Average	724	2,265,339	100.00%	$58,549,509	100.00%	$31.26	$61,989,009	$33.10

(1)Annualized Rent represents gross rental revenue which consists of monthly aggregate base rental revenue and tenant reimbursements per property as of December 31, 2009, on an annualized basis.

(2)\ Represents annualized rent divided by leased square feet.

(3) Represents annualized rent at expiration divided by leased square feet.

Lease Expirations

Joint Venture Properties

Year of Lease Expiration	No. of Leases Expiring	Market Rentable Square Feet	Expiring Square Feet as a % of Total	Annualized Rent(1)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(2)	Annualized Rent at Expiration	Annualized Rent Per Square Foot at Expiration (3)	Effective Annualized Rent	Effective Annualized Rent at Expiration
2010	102	253,530	10.49%	$6,300,192	12.98%	$24.85	$6,349,212	$25.04	$1,072,374	$1,084,074
2011	65	251,153	10.39%	7,177,680	14.79%	28.58	7,511,412	29.91	560,166	583,023
2012	40	248,874	10.30%	5,849,964	12.06%	23.51	6,578,628	26.43	778,190	906,026
2013	43	363,494	15.04%	10,089,864	20.79%	27.76	10,999,812	30.26	968,400	1,053,228
2014	28	187,054	7.73%	3,692,829	7.61%	19.74	4,117,152	22.01	343,325	383,093
2015	12	328,246	13.58%	5,464,296	11.26%	16.65	6,432,672	19.60	616,795	718,583
2016	13	148,851	6.16%	3,002,256	6.19%	20.17	3,426,948	23.02	300,509	341,507
2017	3	129,558	5.36%	2,577,468	5.31%	19.89	3,055,200	23.58	253,371	300,288
2018	3	92,974	3.85%	1,583,832	3.26%	17.04	1,971,144	21.20	277,171	344,950
2019	4	24,854	1.02%	617,568	1.28%	24.85	680,232	27.37	108,075	119,041
Thereafter	7	16,212	0.67%	2,168,448	4.47%	133.76	3,606,480	222.46	379,479	631,134
Available For Lease	—	353,158	14.61%	—	—	—	—	—	—	—
Signed Leases Not Commenced	3	19,401	0.80%	—	—	—	—	—	—	—
Total/Wtd. Avg.	323	2,417,359	100.00%	$48,524,397	100.00%	$23.73	$54,728,892	$26.76	$5,657,855	$6,464,947

(1) Annualized Rent represents gross rental revenue which consists of monthly aggregate base rental revenue and tenant reimbursements per property as of December 31, 2009, on an annualized basis.
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

The Waterfront Plaza ground lease expires December 31, 2060. The annual rental obligation has fixed increases at five year intervals until it resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to 8.0% of the fair market value of the land. However, the ground lease rent cannot be less than the rent for the prior period.

See Note 11 of our combined consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our ground leased properties.

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2009, please refer to the Indebtedness section in Item 7 of this Annual Report on Form 10-K.

Market Information

Market and industry data and other statistical information used throughout this section are based on independent industry publications, including CB Richard Ellis as it relates to our Honolulu office market and Grubb & Ellis as it relates to all our other office markets. Some data is also based on our good faith estimates, which are derived from our review of management’s knowledge of the industry and independent sources. Although we are not aware of any misstatements regarding the industry data that we present in this report, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and “Note Regarding Forward-Looking Statements.”

Honolulu Office Market

We have seven properties that represent approximately 1,490,200 effective rentable square feet (or 58.6% of our Effective Portfolio) located in the Honolulu office submarkets of Honolulu Downtown (Central Business District), Waikiki and Kapiolani at December 31, 2009. These office submarkets, based on a combined weighted average, experienced net negative absorption of approximately 9,300 square feet during the fourth quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets increased from 86.6% occupied as of September 30, 2009 to 87.0% occupied as of December 31, 2009. During the fourth quarter of 2009, average asking rents decreased from $35.34 per annualized square foot as of September 30, 2009 to $35.10 per annualized square foot as of December 31, 2009.

Phoenix Office Market

We have three properties that represent approximately 804,600 effective rentable square feet (or 31.6% of our Effective Portfolio) located in the Phoenix office submarkets of Phoenix Downtown North, Downtown South and Deer Valley at December 31, 2009. These office submarkets, based upon a combined weighted average, experienced net positive absorption of approximately 17,000 square feet during the fourth quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets remained flat at 80.3% occupied as of September 30, 2009 and December 31, 2009. During the fourth quarter of 2009, average asking rents decreased from $24.87 per annualized square foot as of September 30, 2009 to $24.69 per square foot annually as of December 31, 2009.

San Diego Office Market

We have ten properties that represent approximately 181,200 effective rentable square feet (or 7.1% of our Effective Portfolio) located in the San Diego office submarkets of San Diego North County and Central County at December 31, 2009. These office submarkets, based upon a combined weighted average, experienced net positive absorption of approximately 451,000 square feet during the fourth quarter of 2009. Based on a combined weighted average, the total percent occupied within these submarkets increased from 83.0% occupied as of September 30, 2009 to 84.1% occupied as of December 31, 2009. During the fourth quarter of 2009, average asking rents decreased from $27.43 per annualized square foot as of September 30, 2009 to $26.95 per annualized square foot as of December 31, 2009.

ITEM 3.  -  LEGAL PROCEEDINGS

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to it.

ITEM 4.  -  (REMOVED AND RESERVED)

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Listed Common Stock is traded on the NYSE Amex under the symbol “PCE.”  The following table sets forth the high and low closing sales prices for our Listed Common Stock as reported by the NYSE Amex and the dividends declared for each of the periods indicated.

	High	Low	Dividends
2009
Fourth Quarter	$4.34	$3.03	$0.05
Third Quarter	$4.38	$3.50	$0.05
Second Quarter	$5.00	$3.65	$0.05
First Quarter	$5.50	$4.30	$0.05
2008
Fourth Quarter	$6.65	$2.52	$0.05
Third Quarter	$7.32	$6.10	$0.05
Second Quarter	$7.30	$5.92	$0.00
First Quarter (beginning March 20, 2008)	$7.75	$4.65	$0.00

As of March 18, 2010, our Listed Common Stock was held by 53 stockholders of record.  Because many of the shares of our Listed Common Stock are held by brokers and other institutions on behalf of stockholders, we were unable to estimate the total number of beneficial owners represented by these stockholders of record.

There currently is no established public trading market for our Senior Common Stock, and we do not expect to have our shares of Senior Common Stock listed on any securities exchange or quoted on an automated quotation system in the near future.  As of March 18, 2010, no shares of Senior Common Stock were outstanding.

Dividends

Our Listed Common Stock ranks junior to our Senior Common Stock with respect to dividends and distribution of amounts upon liquidation.  Holders of our Senior Common Stock are entitled to receive, when and as authorized by our board of directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Holders of our Senior Common Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our Listed Common Stock.  In addition, if the dividend payable on our Listed Common Stock exceeds $0.20 per share per annum, the Senior Common Stock dividend will increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  As of March 18, 2010, we have not yet declared or paid any dividends on the Senior Common Stock.

Subject to the preferential rights of our Senior Common Stock and any series of our preferred shares (of which there currently are none issued that have a dividend preference), holders of Listed Common Stock will be entitled to receive dividends when and as authorized by our board of directors and declared by us, out of funds legally available for the payment of dividends.  We cannot assure you that our historical dividends and distributions will be made or sustained or that our board of directors will not change our dividend policy in the future. Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors.  Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Item 1A – “Risk Factors” in this Annual Report on Form 10-K.

Dividends on our common stock in excess of our current and accumulated earnings and profits will not be taxable to a taxable U.S. stockholder under current federal income tax law to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but rather will reduce the adjusted basis of the common stock. In that case, the gain (or loss) recognized on the sale of that common stock or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. stockholder’s adjusted tax basis in his or her common stock, they generally will be treated as a capital gain realized from the disposition of those shares. The percentage of our stockholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year.

Federal income tax law requires that a REIT distribute at least 90% of its annual REIT taxable income excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income including capital gains. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs. However, under some circumstances, we may be required to pay distributions in excess of cash available for distribution in order to meet these distribution requirements and we may need to borrow funds to make some distributions.

ITEM 6.  -  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and the related notes thereto that appear in Item 8 of this Annual Report on Form 10-K. As noted in the Explanatory Note to this Annual Report on Form 10-K, the Company’s financial information and results of operations were significantly affected by the consummation of the Transactions on March 19, 2008. It was determined for purposes of the Transactions that the commercial real estate assets contributed by Venture were not under common control. Waterfront, which had the largest interest in Venture, was designated as the acquiring entity in the business combination for financial accounting purposes. Accordingly, historical financial information for Waterfront has also been presented in this Annual Report on Form 10-K for the period from January 1, 2008 through March 19, 2008. Additional explanatory notations are contained in this Annual Report on Form 10-K to distinguish the historical information of Waterfront from that of the Company. Historical results set forth in the consolidated financial statements included in Item 8 and this Section should not be taken as indicative of our future operations.

Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, strategies, expectations, risks and uncertainties. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements regarding strategic transactions such as mergers or acquisitions or a possible dissolution of the Company; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “believe”, “may”, “will”, “should”, “could”, “would”, “predict”, “potential”, “continue”, “plan”, “anticipate”, “estimate”, “expect”, “intend”, “objective”, “seek”, “strive” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Certain matters discussed in this Annual Report on Form 10-K are forward-looking statements. The risks and uncertainties inherent in such statements may cause actual future events or results to differ materially and adversely from those described in the forward-looking statements.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are a Maryland corporation and have elected to be treated as a REIT under the Code. Our Listed Common Stock is currently listed and publicly traded on the NYSE Amex under the symbol “PCE”. We are primarily focused on acquiring, owning and operating office properties in selected submarkets of long term growth markets in Honolulu and the western United States, including southern California and the greater Phoenix metropolitan area. For a detailed discussion of our geographic segments, see Note 15 to the combined consolidated financial statements included in this Annual Report on Form 10-K.

Through our Operating Partnership, we own whole interests in eight fee simple and leasehold office properties (comprising 11 office buildings) and interests in seven joint ventures (including managing ownership interests in six of those seven) holding 16 office properties (comprising 34 office buildings). Our Property Portfolio is approximately 4.7 million rentable square feet. The portion of our Property Portfolio that is effectively owned by us (representing leasable square feet of our wholly owned properties and our respective ownership interests in our unconsolidated joint venture properties), which we refer to as our “Effective Portfolio”, comprised approximately 2.5 million leasable square feet as of December 31, 2009.  Our unconsolidated joint ventures are accounted for under the equity method of accounting.  Additional information about our Property Portfolio can be found in Item 2 of this Annual Report on Form 10-K.

We are externally advised by Pacific Office Management, Inc., referred to as our Advisor, an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler, pursuant to the Advisory Agreement.  The Advisor is responsible for the day-to-day operation and management of the Company.

We operate in a manner that permits us to satisfy the requirements for taxation as a REIT under the Code. As a REIT, we generally are not subject to federal income tax on our taxable income that is distributed to our stockholders and are required to distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gains).

We maintain a website at www.pacificofficeproperties.com. Information on this website shall not constitute part of this Annual Report on Form 10-K. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available without charge on our website. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors.

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

Investment in Real Estate. For financial accounting purposes, Waterfront was designated as the acquiring entity in the business combination pursuant to the Transactions and its assets and liabilities have been recorded at their historical cost basis. In that regard, substantially all of the commercial real estate assets and related liabilities of Venture and substantially all of the assets and certain liabilities of AZL were deemed to be acquired by Waterfront. The commercial real estate assets of Venture that were deemed to be acquired by Waterfront consisted of the Contributed Properties. Further, the assets of AZL deemed to be acquired by Waterfront primarily consisted of cash and cash equivalents, investments in marketable securities, other assets and related liabilities. Immediately prior to the Effective Date, Mr. Shidler owned a 56.25% controlling interest in Waterfront but did not own a controlling interest in the other Contributed Properties. However, Mr. Shidler did have a controlling interest in Venture whereby he had the power to direct the transfer of the Contributed Properties to the Operating Partnership. Accordingly, Mr. Shidler’s transfer of his ownership interests in the remaining Contributed Properties to Waterfront, the accounting acquirer he controls, was deemed to be a transfer under common control. As such, Mr. Shidler’s ownership interests in the Contributed Properties are recorded at historical cost. Ownership interests in the Contributed Properties not owned by Mr. Shidler were recorded at the estimated fair value of the acquired assets and assumed liabilities on the Effective Date.

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

Impairment of Long-Lived Assets. We assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate carrying value is reduced to fair value and impairment loss is recognized. We did not recognize an impairment loss on our long-lived assets during the years ended December 31, 2009 and 2008.

Impairment of Investments in Unconsolidated Joint Ventures.  Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the years ended December 31, 2009 and 2008.

Goodwill. We record the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a “reporting unit” on an annual basis, during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the reporting unit level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment.  The factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price,  the occurrence, or sustained existence, of adverse economic conditions or decreased cash flow from our properties.  The impairment analysis performed as of December 31, 2009 resulted in no impairment.

Revenue Recognition.   The following four criteria must be met before we recognize revenue and gain:

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

Lease termination fees, which are included in rental revenue in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and where no corresponding continuing obligation to provide services to such former tenants exists. We recorded $0.02 million and $0.02 million of lease termination revenue for years ended December 31, 2009 and 2008, respectively.

Other revenue and non-operating income on the accompanying combined consolidated statements of operations generally include income incidental to operations and are recognized when earned.

Monitoring of Rents and Other Receivables.  An allowance is maintained for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. If estimates of collectability differ from the cash received, the timing and amount of reported revenue could be impacted. We had an allowance for doubtful accounts of $1.1 million and $0.8 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had a total of approximately $0.5 million of lease security available on existing letters of credit, as well as $2.7 million of lease security available in security deposits.  As of December 31, 2008, we had a total of approximately $0.9 million of lease security available on existing letters of credit, as well as $2.6 million of lease security available in security deposits.

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

Income Taxes.  We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Based on our estimates, we do not believe that we have generated taxable income during the period from March 20, 2008 to December 31, 2008 or for the twelve months ended December 31, 2009. Accordingly, no provision for income taxes has been recognized by the Company.

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax.  As of December 31, 2009, none of our subsidiaries were considered a TRS.

Results of Operations

The following discussion regarding our results of operations was significantly affected by the Transactions; the properties acquired on the Effective Date were in our portfolio for 287 days in 2008 compared to 365 days in 2009. Our discussion below addresses the historical information for the year ended December 31, 2009 for the Company, and the historical information for the period from January 1, 2008 to March 19, 2008 for Waterfront, plus the period from March 20, 2008 to December 31, 2008 for the Company, on a combined basis (the “Combined Entity”).

Overview

As of December 31, 2009, the Property Portfolio and Effective Portfolio were 85.2% and 84.7% leased, respectively, to a total of 1,047 tenants. Approximately 12.5% of our Property Portfolio leased square footage expires during 2010 and another 12.5% of our Property Portfolio leased square footage expires during 2011. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties, and to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years.

As of December 31, 2009, our consolidated Honolulu portfolio was 90.9% leased, with approximately 133,100 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 85.6% leased, with approximately 21,900 square feet available. Our effective Honolulu portfolio was 90.4% leased, with approximately 155,000 square feet available.

As of December 31, 2009, our consolidated Phoenix portfolio was 71.9% leased, with approximately 207,600 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 74.1% leased, with approximately 153,000 square feet available. Our effective Phoenix portfolio was 71.8% leased, with approximately 360,500 square feet available.

As of December 31, 2009, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 100% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 88.0% leased, with approximately 119,100 square feet available. Our effective San Diego portfolio was 88.4% leased, with approximately 119,100 square feet available.

Comparison of the Property Portfolio for the year ended December 31, 2009 to the year ended December 31, 2008

	2009	2008 (1)	$ Change	% Change
Revenue:
Rental	$42,462	$37,447	$5,015	13.4%
Tenant reimbursements	21,662	19,375	2,287	11.8%
Parking	8,150	6,890	1,260	18.3%
Other	365	394	(29)	(7.4%)
Total revenue	72,639	64,106	8,533	13.3%

Expenses:
Rental property operating	39,480	37,714	1,766	4.7%
General and administrative	2,649	18,577	(15,928)	(85.7%)
Depreciation and amortization	27,240	22,295	4,945	22.2%
Interest	27,051	22,932	4,119	18.0%
Loss from extinguishment of debt	171	-	171	100.0%
Other	-	143	(143)	(100.0%)
Total expenses	96,591	101,661	(5,070)	(5.0%)

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(23,952)	(37,555)	13,603	36.2%
Equity in net earnings of unconsolidated
joint ventures	313	93	220	236.6%
Non-operating income	434	85	349	410.6%
Net loss	$(23,205)	$(37,377)	$14,172	37.9%

(1)
Amounts reflected in 2008 represent the sum of the results of the Company for the period from March 20, 2008 to December 31, 2008 and the results of Waterfront for the period from January 1, 2008 to March 19, 2008.

Revenues

Rental Revenue. Rental revenue increased by $5.0 million, or 13.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. An increase of $6.0 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.  The increase is partially offset by a $1.0 million decrease due to decreased average occupancy, rental rates and below market rent amortization at our City Square and Davies Pacific Center properties.

Tenant Reimbursements. Tenant reimbursements increased by $2.3 million, or 11.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. An increase of $3.5 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.  This increase is partially offset by a decrease in electricity costs (and corresponding decrease in tenant reimbursements) in Hawaii in 2009.

Parking Revenue. Parking revenue increased by $1.3 million, or 18.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.

Expenses

Rental Property Operating Expenses. Rental property operating expenses increased by $1.8 million, or 4.7%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. An increase of $3.2 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.  This increase was partially offset by a reduction in our bad debt reserves of $0.5 million and a $1.7 million decrease in electricity costs in Hawaii due to lower oil prices in 2009.

General and Administrative. General and administrative expense decreased by $15.9 million, or 85.7%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease is primarily due to a $16.2 million share-based compensation charge resulting from the Transactions during the year ended December 31, 2008.  The decrease is also due to the non-recurrence of certain expenses of $0.4 million related to the Transactions and a $0.1 million decrease in professional fees relating to Sarbanes-Oxley compliance.  These decreases are partially offset by additional financial audit fees of $0.3 million and increased fees paid to the Advisor and our board of directors ($0.3 million increase due to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008).

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $4.9 million, or 22.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008.

Interest Expense. Interest expense increased by $4.1 million, or 18.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. An increase of $3.4 million was primarily attributable to the number of days the properties acquired at the Effective Date were in our portfolio during the 2009 compared to 2008. An additional increase of $0.7 million was due to interest incurred on the unsecured promissory notes that were in place for a longer period in 2009 partially offset by a decrease in the interest rate on our variable interest rate debt.

Loss from extinguishment of debt. We recognized a $0.2 million loss from extinguishment of debt during the year ended December 31, 2009 due to the write-off of unamortized loan costs related to the termination of our former credit facility with KeyBank in September 2009.  We did not recognize any comparable losses in the prior year.

Equity in net earnings of unconsolidated joint ventures

   Equity in net earnings of unconsolidated joint ventures increased by $0.2 million, or 236.6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily attributable to the addition of the SoCal II joint venture in August 2008.

Non-operating income

   Non-operating income increased by $0.3 million, or 410.6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily attributable to a write-off of tax penalties accrued in relation to AZL’s potential noncompliance with the REIT asset tests.  We paid penalties and fees of $0.07 million instead of the fully accrued amount of $0.5 million.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of December 31, 2009, we had $3.2 million in cash and cash equivalents as compared to $4.5 million as of December 31, 2008. In addition, we had restricted cash balances of $6.5 million as of December 31, 2009 as compared to $7.3 million as of December 31, 2008. Restricted cash primarily consists of interest-bearing cash deposits required by certain of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs. In addition, as of December 31, 2009, we have approximately $6.1 million available under our credit facility for borrowings.

We have $66.4 million in aggregate principal indebtedness maturing in 2010.  We have initiated discussions with the servicers for each of these non-recourse loans regarding an agreement to extend the maturity date of the loans and to make certain other modifications to the terms of the loans.  If we are unable to extend the maturity date of any of the loans, we may attempt to refinance the indebtedness or utilize a combination of cash on hand, available borrowings under our credit facility and any available proceeds from our continuous offering of Senior Common Stock to repay the loan.  If we are unable to repay any loan at maturity, we may not be able to retain our equity in the properties in question.

We expect to meet our long-term liquidity and capital requirements such as scheduled principal maturities, property acquisitions costs, if any, and other non-recurring capital expenditures through net cash provided by operations, existing cash on hand, refinancing of existing indebtedness, any available proceeds from our continuous offering of Senior Common Stock and through other available investment and financing activities, including the assumption of mortgage indebtedness upon acquisition or the procurement of new acquisition mortgage indebtedness.  We may plan for our future financing activities to include selling a portion of the equity in the properties in which we currently hold whole interests.

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

As of December 31, 2009, our total consolidated debt was approximately $427.5 million with a weighted average interest rate of 5.79% and a weighted average remaining term of 5.4 years.

Cash Flows

Net cash provided by operating activities for the Company for the year ended December 31, 2009 was $5.9 million compared to $2.2 million for the Combined Entity for the year ended December 31, 2008. The increase of $3.7 million for the Company compared to the Combined Entity was primarily attributable to improved vendor payment management in addition to incremental cash flow due to the number of days the properties acquired at the Effective Date were in our portfolio during 2009 compared to 2008, 365 days in 2009 compared to 287 days in 2008.

Net cash used in investing activities for the Company for the year ended December 31, 2009 was $5.5 million compared to $8.9 million for the Combined Entity for the year ended December 31, 2008.  During 2009, our restricted cash decreased by $0.8 million due to a return of escrow deposits and property tax payments made from our reserve accounts and we paid $1.4 million to acquire an interest in an unconsolidated joint venture.  In addition, we decreased our capital expenditures related to real estate by $2.6 million compared to the same period in the prior year and we received $1.4 million in additional capital distributions from our investments in unconsolidated joint ventures and a catch up in distributions from another joint venture that we did not elect to receive in the prior year. In addition, we received $6.5 million from Contributed Properties upon the Effective Date. This was offset by our payment of $4.1 million of acquisition costs related to the Transactions during the year ended December 31, 2008, which did not recur during the year ended December 31, 2009.

Net cash used in financing activities was $1.6 million for the year ended December 31, 2009 compared to $8.5 million in net cash provided by financing activities for the Combined Entity for the year ended December 31, 2008.  Our cash used during the 2009 period was primarily attributable to $5.8 million in distributions paid to non-controlling interests and stockholders, which we expect to continue paying, offset by $5.9 million in net draws from our revolving line of credit.  In addition we paid $1.8 million in offering costs attributable to our Senior Common Stock. During 2008, we received $6.4 million from the issuance of equity securities, as a result of the Transactions. In addition, in 2008, the Combined Entity also received $2.7 million in net equity contributions from the previous partners.  We do not, however, expect to continue to receive equity contributions in a manner similar to that received during the 2008 period based on our capital structure after the Transactions.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and other material indebtedness as of December 31, 2009.  Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and a balloon payment at maturity, and all numbers, other than percentages, are reported in thousands:

PROPERTY	AMOUNT	INTEREST RATE		MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Clifford Center (1)	$3,501	6.00%		8/15/2011	$3,032	(2)
Davies Pacific Center	95,000	5.86%		11/11/2016	95,000	(3)
First Insurance Center	38,000	5.74%		1/1/2016	38,000	(4)
First Insurance Center	14,000	5.40%		1/6/2016	14,000	(5)
Pacific Business News Building (6)	11,653	6.98%		4/6/2010	11,613	(7)
Pan Am Building	60,000	6.17%		8/11/2016	60,000	(8)
Waterfront Plaza	100,000	6.37%		9/11/2016	100,000	(9)
Waterfront Plaza	11,000	6.37%		9/11/2016	11,000	(10)
City Square	27,500	5.58%		9/1/2010	27,500	(11)
City Square (12)	27,017	LIBOR + 2.35%		9/1/2010	27,017	(13)
Sorrento Technology Center (14)	11,800	5.75	% (15)	1/11/2016 (15)	10,825	(16)
Subtotal	$399,471
Revolving line of credit (17)	8,947	1.85%		9/2/2011	$8,947
Outstanding principal balance	$408,418
Less: Unamortized discount, net	(1,979)
Net	$406,439

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

(4)
Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance.  No premium due after October 1, 2015.  Loan may also be defeased two years after the “start-up date,” if securitized.

(5)	Loan is not prepayable until October 6, 2015; however, loan may be defeased two years after the “start-up date,” if securitized. No premium is due upon prepayment.
(6)	Requires monthly principal and interest payments of $81.
(7)
Loan is prepayable; no premium is due upon prepayment.  Loan may be defeased two years after the “start-up date,” if securitized.  We have initiated discussions with the servicer for this loan regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

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
(11)
Loan may not be prepaid until June 1, 2010.  Loan may be defeased at any time.  We are currently in discussions with the servicer for this loan regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

(12)
The Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%.  The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.  We are currently in discussions with the servicer for this loan regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

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

(16)	No prepayment is permitted prior to October 11, 2016. Loan may be defeased after the second anniversary of the “start-up date” of the loan, if securitized.
(17)	The revolving line of credit matures on September 2, 2011. See “Revolving Line of Credit” below.

Our variable rate debt, as reflected in the above schedule and in Note 9 to our combined consolidated financial statements included in this Annual Report on Form 10-K, bears interest at a rate based on 30-day LIBOR, which was 0.23% as of December 31, 2009, plus a spread. Our variable rate debt at December 31, 2009 has an initial term that matures in September 2010.  As noted above, we are currently in discussions with the servicer for this debt regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

The debt secured by our properties is owed at the property level rather than by the Company or the Operating Partnership. This debt is non-recourse to the Operating Partnership except for customary recourse carve-outs for borrower misconduct and environmental liabilities and one fully recourse mortgage loan for the Contributed Property known as Clifford Center.  The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler and James C. Reynolds, a director and stockholder of our Advisor, and entities wholly-owned or controlled by them, and the Operating Partnership has indemnified them to the extent of their guaranty liability.  This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk.

As of December 31, 2009, our ratio of total consolidated debt to total consolidated market capitalization was approximately 68.4%. Our total consolidated market capitalization of $625.0 million includes our total consolidated debt of $427.5 million and the market value of our common stock and common stock equivalents outstanding of $197.4 million (based on the closing price of our Listed Common Stock of $3.89 per share on the NYSE Amex on December 31, 2009).

At December 31, 2009, the Operating Partnership was subject to a $0.5 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within our control. We believe that the subject conditions will be satisfied by management prior to, or during, the second quarter ending June 30, 2010, and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.  As such, we have not recorded this as a liability because the probability for recourse is remote.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  Amounts borrowed under the FHB Credit Facility will bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of December 31, 2009, we had outstanding borrowings of $8.9 million under the FHB Credit Facility.

The FHB Credit Facility matures on September 2, 2011.  As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to FHB a certificate of deposit in the principal amount of $15 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by FHB and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $15 million principal amount of the certificate of deposit.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes

At December 31, 2009 and 2008, we had promissory notes payable by the Operating Partnership to certain of our affiliates in the aggregate principal amount of $21.1 million and $23.8 million, respectively, which were originally issued upon the exercise of the option granted by Venture in connection with our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity of any note for one additional year. Maturity accelerates upon the occurrence of (a) an underwritten public offering of at least $75 million of our common stock, (b) the sale of substantially all the assets of the Company or (c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

On September 23, 2009, the Operating Partnership entered into an exchange agreement with certain of our affiliates, referred to as the Transferors.  Pursuant to the terms of the exchange agreement, on September 25, 2009, certain unsecured subordinated promissory notes, in the aggregate outstanding amount (including principal and accrued interest) of approximately $3.0 million, issued by the Operating Partnership to the Transferors were exchanged for 789,095 shares of our Listed Common Stock.  The price per share of Listed Common Stock issued pursuant to the exchange agreement was $3.82, which represented the volume-weighted average closing market price per share of Listed Common Stock on the NYSE Amex for the thirty trading days preceding the date of the exchange agreement.

For the period from March 20, 2008 through December 31, 2009, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the exchange agreement.  At December 31, 2009 and December 31, 2008, $2.6 million and $1.2 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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

In connection with our formation transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Code. However, during 2009 we became aware that AZL historically invested excess cash from time to time in money market funds that, in turn, were invested exclusively or primarily in short-term federal government securities.  Additionally, during 2009 we became aware that AZL made two investments in local government obligations.  Our predecessor, AZL, with no objection from outside advisors, treated these investments as qualifying assets for purposes of the 75% gross asset test.  However, if these investments were not qualifying assets for purposes of the 75% gross asset test, then AZL may not have satisfied the REIT gross asset tests for certain quarters, in part, because they may have exceeded 5% of the gross value of AZL’s assets.  If these investments resulted in AZL’s noncompliance with the REIT gross asset tests, however, we and our predecessor, AZL, would retain qualification as a REIT pursuant to certain mitigation provisions of the Code, which provide that so long as any noncompliance was due to reasonable cause and not due to willful neglect, and certain other requirements are met, qualification as a REIT may be retained but a penalty tax would be owed.  Any potential noncompliance with the gross asset tests would be due to reasonable cause and not due to willful neglect so long as ordinary business care and prudence were exercised in attempting to satisfy such tests.  Based on our review of the circumstances surrounding the investments, we believe that any noncompliance was due to reasonable cause and not due to willful neglect.  Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the gross asset tests (and have paid the appropriate penalty tax), and, therefore, our qualification, and that of our predecessor, AZL, as a REIT should not be affected.  The Internal Revenue Service is not bound by our determination, however, and no assurance can be provided that the Internal Revenue Service will not assert that AZL failed to comply with the REIT gross asset tests as a result of the money market fund investments and the local government securities investments and that such failures were not due to reasonable cause.  If the Internal Revenue Service were to successfully challenge this position, then it could determine that we and AZL failed to qualify as a REIT in one or more of our taxable years.

One of our primary objectives, consistent with our policy of retaining sufficient cash for reserves and working capital purposes and maintaining our status as a REIT, is to distribute a substantial portion of our funds available from operations to our common stockholders and UPREIT unit holders in the form of dividends or distributions on a quarterly basis. Dividends and distributions by the Company are contingent upon the Company’s receipt of distributions on the Common Units from the Operating Partnership. The Operating Partnership is prohibited from making distributions on the Common Units unless all accumulated distributions on the Preferred Units have been paid, except to pay certain operating expenses of the Company and for the purposes of maintaining our qualification as a REIT. As of December 31, 2009, we considered market factors and our performance in addition to REIT requirements in determining distribution levels.

During fiscal year 2008, we declared cash dividends of $0.05 per share for each of the third and fourth quarters of 2008, which were paid on October 15, 2008 and January 15, 2009 to our common stockholders of record as of September 30, 2008 and December 31, 2008, respectively.  Commensurate with our declaration of these dividends, we declared cash distributions in the amount of $0.05 per Common Unit and 2% cumulative unpaid and current distributions per Preferred Unit, which were paid on October 15, 2008 and January 15, 2009 to holders of record as of September 30, 2008 and December 31, 2008, respectively.

During fiscal year 2009, we declared quarterly cash dividends of $0.05 per share, which were paid on April 15, July 15, October 15, 2009 and January 15, 2010 to our common stockholders of record as of March 31, June 30, September 30, 2009 and December 31, 2009, respectively. Commensurate with our declaration of these quarterly cash dividends, we also declared quarterly cash distributions of $0.05 per Common Unit and $0.125 per Preferred Unit, which were paid on April 15, July 15, October 15, 2009 and January 15, 2010 to holders of record as of March 31, June 30, September 30, 2009 and December 31, 2009, respectively.

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.57 million, which were paid on January 15, 2010.

Related Party Transactions

We are externally advised by the Advisor, an entity owned and controlled by Mr. Shidler and by its directors and officers, certain of whom are also our executive officers and who own substantial beneficial interests in our Company. For a more detailed discussion of our Advisor and other related party transactions, see Note 13 to our combined consolidated financial statements included in this Annual Report on Form 10-K.

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

        In June 2009, the FASB issued guidance which requires us to perform an on-going reassessment of whether our enterprise is the primary beneficiary of a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance is effective for us beginning January 1, 2010 and the adoption of this standard on our consolidated financial statements will not have an impact on our consolidated financial position, results of operations or cash flows.

Pronouncements Pertaining to the Non-controlling Interests in our Operating Partnership

In December 2007, the FASB issued guidance which requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the combined consolidated financial statements. We must also be consistent in the manner of reporting changes in the parent’s ownership interest and the guidance requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. We adopted the guidance on January 1, 2009.

Concurrently with the adoption of the guidance regarding non-controlling interests, we also adopted guidance which required us to present the limited partnership common and preferred interests in the UPREIT in the mezzanine section of our consolidated balance sheets because the decision to redeem for cash or Company shares is not solely within the control of the Company. Because some of the Company’s directors also own limited partnership common and preferred interests indirectly through Venture combined with the existence of the Proportionate Voting Preferred Stock we have determined that there are hypothetical situations where the holders of our partnership units could control the method of redemption (cash or Company shares) and therefore these partnership units required mezzanine presentation in our consolidated balance sheet at December 31, 2008 before the modification of the redemption features. In addition, we were required to measure our outstanding Common Units at redemption value because the units are considered redeemable for shares or cash outside the control of the Company after March 19, 2010.  Our Preferred Units did not require redemption value measurement because these units were not considered redeemable until no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock.  In the capital market environment at the time, management did not consider the completion of the public stock offering probable at the time.  Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this guidance could materially impact our future consolidated financial results, as our existing investments would be adjusted to fair value at the date of acquisition of the controlling interest.  See Note 12 to our combined consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding non-controlling interests.

Pronouncement Affecting Treatment of Nonvested Share-Based Payments in Net Loss Available to Common Stockholders per Share

In June 2008, the FASB issued guidance that requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method.  Dividend equivalents corresponding to the cash dividends declared on our common stock are forfeitable for unvested restricted stock unit awards granted to our board of directors, as described in Note 14, “Share-Based Payments”.  We applied this guidance retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations and cash flows.

Pronouncements Resulting in Modified Disclosures in the Financial Statements

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  We adopted this guidance during the quarter ended June 30, 2009 and it resulted in additional disclosure but did not have a material impact on our financial statements.  In February 2010, the guidance was amended, eliminating the requirement to disclose the date through which subsequent events were evaluated.

In June 2009, the FASB Accounting Standards Codification was established as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The guidance does not change GAAP but changed how we reference GAAP in our consolidated financial statements beginning with the Form 10-Q for the period ended September 30, 2009.

ITEM 7A.  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our combined consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  -  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures –

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting –

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control Over Financial Reporting –

There have been no changes that occurred during the fourth quarter of the fiscal year covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  -  OTHER INFORMATION

None.

PART III

ITEM 10.  -  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

ITEM 11.  -  EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

ITEM 12.  -  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND
       RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

ITEM 13.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
       INDEPENDENCE

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

ITEM 14.  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

PART IV

ITEM 15.  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) Financial Statements and Financial Statement Schedule

Index to Financial Statements

Page No.
•	Report of Independent Registered Public Accounting Firm Ernst & Young LLP.	F-1
•	Report of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.	F-2
•	Consolidated Balance Sheets of the Company as of December 31, 2009 and December 31, 2008	F-3
•	Combined Consolidated Statements of Operations, of the Company for the years ended December 31, 2009 and December 31, 2008	F-4
•
Consolidated Statements of Equity (Cumulative Deficit) of the Company for the year ended December 31, 2009 and the period from March 20, 2008 through December 31, 2008, and for Waterfront, for the period from January 1, 2008 through March 19, 2008
F-5
•	Combined Consolidated Statements of Cash Flows, of the Company for the years ended December 31, 2009 and December 31, 2008	F-6
•	Notes to Combined Consolidated Financial Statements	F-7
•	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2009	F-39

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the combined consolidated financial statements or notes thereto.

(3)           List of Exhibits.

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 23, 2009 (File No. 001-09900) and incorporated herein by reference).

3.2
Articles Supplementary of the Company dated November 20, 2009 (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed November 23, 2009 (File No. 001-09900) and incorporated herein by reference).

3.3
Articles of Amendment of the Company dated November 20, 2009 (previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 23, 2009 (File No. 001-09900) and incorporated herein by reference).

3.4
Articles of Amendment of the Company dated January 5, 2010 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

3.5
Articles Supplementary of Board of Directors Reclassifying and Designating a series of common stock as Senior Common Stock, dated March 4, 2010 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 9, 2010 (File No. 001-09900) and incorporated herein by reference).

3.6	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-09900) and incorporated herein by reference).
10.1
Advisory and Servicing Agreement between ALI Advisor, Inc. and the Company dated June 13, 1988 (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB filed March 31, 2005 (File No. 001-09900) and incorporated herein by reference).

10.2
Indemnification Agreement dated May 12, 1992 between the Company and Robert Blackwell (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed March 31, 2005 (File No. 001-09900) and incorporated herein by reference).

10.3
Indemnification Agreement dated October 1, 1991 between the Company and Burton Freireich (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB filed March 31, 2005 (File No. 001-09900) and incorporated herein by reference).

10.4
Master Formation and Contribution Agreement dated October 3, 2006 between the registrant and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 (File No. 001-09900) and incorporated herein by reference).

10.5
Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated November 2, 2006, between the Company and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006 (File No. 001-09900) and incorporated herein by reference).

10.6
Second Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2006 (File No. 001-09900) and incorporated herein by reference).

10.7
Third Amendment to Master Formation and Contribution Agreement, dated December 7, 2006, between the Company and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2007 (File No. 001-09900) and incorporated herein by reference).

10.8
Fourth Amendment to Master Formation and Contribution Agreement, dated November 9, 2007, between the Company and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007 (File No. 001-09900) and incorporated herein by reference).

10.9
Master Amendment to Contribution Agreements, dated November 9, 2007, between the Company and POP Venture, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007 (File No. 001-09900) and incorporated herein by reference).

Exhibit No.	Description
10.10
Form of Contribution Agreement, dated November 2, 2006, between the Company and POP Venture, LLC (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006 (File No. 001-09900) and incorporated herein by reference).

10.11
Noncompetition Agreement, dated as of March 19, 2008, between Pacific Office Properties, L.P. and Jay H. Shidler (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-09900) and incorporated herein by reference).

10.12
Form of Indemnity Agreement, dated as of March 19, 2008 (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-09900) and incorporated herein by reference).

10.13
Purchase and Contribution Agreement and Joint Escrow Instructions dated as of February 27, 2008 between Buie Carlsbad LLC and Shidler West Investment Partners, LP (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-09900) and incorporated herein by reference).

10.14
Membership Interest Purchase Agreement dated as of April 30, 2008 by and among the Pacific Office Properties, L.P., and STIRR Black Canyon, LLC, and POP/BC Mezzanine, L.L.C. (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-09900) and incorporated herein by reference).

10.15
Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR USB Towers, LLC and POP/USB Partners, LLC (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-09900) and incorporated herein by reference).

10.16
Membership Interest Purchase Agreement dated as of May 23, 2008 by and among the Pacific Office Properties, L.P., STIRR 2155 Kalakaua, LLC and 2155 Mezzanine, LLC (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-09900) and incorporated herein by reference).

10.17
Form of Promissory Note (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-09900) and incorporated herein by reference).

10.18
Membership Interest Purchase Agreement dated as of August 14, 2008, by and between STIRR SoCal Portfolio II, LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2008 (File No. 001-09900) and incorporated herein by reference).

10.19
Credit Agreement dated as of August 25, 2008, by and among Pacific Office Properties, L.P., Keybank National Association, and Keybank Capital Markets (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2008 (File No. 001-09900) and incorporated herein by reference).

10.20
Amended and Restated Advisory Agreement dated as of March 3, 2009, by and among the Company, Pacific Office Properties, L.P., and Pacific Office Management, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 (File No. 001-09900) and incorporated herein by reference).

10.21
First Amendment to Amended and Restated Advisory Agreement dated as of September 25, 2009, by and among the Company, Pacific Office Properties, L.P., and Pacific Office Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 28, 2009 (File No. 001-09900) and incorporated herein by reference).

10.22
Pacific Office Properties Trust, Inc. 2008 Directors’ Stock Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 1, 2009 (File No. 001-09900) and incorporated herein by reference).

10.23
Form of Restricted Stock Unit Award Agreement under the Company’s 2008 Directors’ Stock Plan (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-09900) and incorporated herein by reference).

10.24
Exchange Agreement, dated as of September 23, 2009, by and among Pacific Office Properties, L.P., Shidler Equities, L.P., Reynolds Partners, L.P., MJR Equities, LLC, JRI Equities, LLC and Lawrence J. Taff (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2009 (File No. 001-09900) and incorporated herein by reference).

10.25
Credit Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and First Hawaiian Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

Exhibit No.	Description
10.26
Promissory Note dated September 2, 2009 issued by Pacific Office Properties, L.P. to First Hawaiian Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.27
Indemnification Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.28
Amendment to Loan Documents, dated as of December 31, 2009, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.29
Amendment to Indemnification Agreement, dated as of December 31, 2009, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.30
Second Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of December 30, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.31
Dealer Manager Agreement, dated as of January 12, 2010, between the Company and Priority Capital Investments, LLC (previously filed as Exhibit 1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-157128) on January 6, 2010 and incorporated herein by reference).

21.1	Subsidiaries of Pacific Office Properties Trust, Inc. (Filed herewith)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: March 22, 2010	By:	/s/ Jay H. Shidler Jay H. Shidler Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/s/ Jay H. Shidler	Chairman of the Board and Chief Executive Officer	March 22, 2010
Jay H. Shidler	(Principal Executive Officer)

/s/ Lawrence J. Taff	Chief Financial Officer	March 22, 2010
Lawrence J. Taff	(Principal Financial and Accounting Officer)

/s/ Michael W. Brennan	Director	March 22, 2010
Michael W. Brennan

/s/ Robert L. Denton	Director	March 22, 2010
Robert L. Denton

/s/ Clay W. Hamlin	Director	March 22, 2010
Clay W. Hamlin

/s/ Paul M. Higbee	Director	March 22, 2010
Paul M. Higbee

/s/ Thomas R. Hislop	Director	March 22, 2010
Thomas R. Hislop

Report of Independent Auditors

To the Board of Directors and Stockholders of

Pacific Office Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheet, of Pacific Office Properties Trust, Inc., (the Company) as of December 31, 2009, and the related combined consolidated statements of operations, equity, and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of the Company for the year ended December 31, 2008, were audited by other auditors whose reports dated March 27, 2009, and were restated on November 23, 2009, both of which expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Office Properties Trust, Inc. at December 31, 2009, and the combined consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Los Angeles, California

March 22, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
     Pacific Office Properties Trust, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity (members’ deficit), and of cash flows present fairly, in all material respects, the financial position of Pacific Office Properties Trust, Inc. (the “Company”) at December 31, 2008 and the results of their operations and their cash flows for the period from March 20, 2008 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the accompanying consolidated statements of operations, of stockholders’ equity (members’ deficit) and of cash flows present fairly, in all material respect the results of operations and cash flows of Waterfront Partners OP, LLC (“Waterfront”) for the period from January 1, 2008 through March 19, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s and Waterfront’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Los Angeles, California
March 27, 2009 except for the effects of the retrospective adoption of ASC 810 "Consolidation" and ASC 480-10-S99 "Distinguishing Liabilities from Equity," as to which the date is November 23, 2009

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Investments in real estate, net	$382,950	$392,657
Cash and cash equivalents	3,195	4,463
Restricted cash	6,507	7,267
Rents and other receivables, net	6,471	6,342
Intangible assets, net	33,228	41,379
Other assets, net	5,055	4,680
Goodwill	62,019	61,519
Investment in unconsolidated joint ventures	10,911	11,590
Total assets	$510,336	$529,897

LIABILITIES AND EQUITY
Mortgage and other loans, net	$406,439	$400,108
Unsecured notes payable to related parties	21,104	23,776
Accounts payable and other liabilities	22,000	17,088
Acquired below market leases, net	9,512	11,817
Total liabilities	459,055	452,789

Commitments and contingencies

Non-controlling interests	-	133,250

Equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, one share of Proportionate
Voting Preferred Stock issued and outstanding at December 31, 2009 and December 31, 2008	-	-
Common Stock, $0.0001 par value, 239,999,900 shares authorized, 3,850,420 shares issued and outstanding at	-	-
December 31, 2009; 200,000,000 shares authorized, 3,031,025 shares issued and outstanding at December 31, 2008	185	185
Class B Common Stock, $0.0001 par value, 100 shares authorized, issued and outstanding at December 31, 2009;	-	-
200,000 shares authorized, 100 shares issued and outstanding at December 31, 2008	-	-
Additional paid-in capital	-	-
Cumulative deficit	(132,511)	(56,327)
Total stockholders' equity	(132,326)	(56,142)
Non-controlling interests	183,607	-
Total equity	51,281	(56,142)
Total liabilities and equity	$510,336	$529,897

See accompanying notes to combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Combined Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the year ended December 31,
	2009	2008 (1)

Revenue:
Rental	$42,462	$37,447
Tenant reimbursements	21,662	19,375
Parking	8,150	6,890
Other	365	394
Total revenue	72,639	64,106

Expenses:
Rental property operating	39,480	37,714
General and administrative	2,649	18,577
Depreciation and amortization	27,240	22,295
Interest	27,051	22,932
Loss on extinguishment of debt	171	-
Other	-	143
Total expenses	96,591	101,661

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(23,952)	(37,555)
Equity in net earnings of unconsolidated joint ventures	313	93
Non-operating income	434	85
Net loss	(23,205)	(37,377)
Fair value adjustment of Preferred Units (Note 12)	(58,645)	-
Net loss attributable to non-controlling interests	66,237	29,557
Net loss attributable to common stockholders	$(15,613)	$(7,820)

Net loss per common share - basic and diluted	$(4.79)	(2)

Weighted average number of common shares
outstanding - basic and diluted	3,259,013	(2)

(1)
Amounts reflected in 2008 represent the sum of the amounts included herein as the consolidated results of operations of Waterfront and the Company (the “Combined Entity”) for the period from January 1, 2008 through December 31, 2008.

(2)	Refer to Note 12 for our Earnings per Share calculation for the Combined Entity.

See accompanying notes to combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Equity (Cumulative Deficit)

	Pacific Office Properties Trust, Inc.		Waterfront
		For the Period from	For the Period from
		March 20, 2008	January 1, 2008
	Year Ended	through	through
	December 31, 2009	December 31, 2008	March 19, 2008
	(In thousands, except share and unit data)
Common Units:
Balance at beginning of period	14,299,267		3,494,624
Issuance of Common Units	-		-
Balance at end of period:	14,299,267		3,494,624
Preferred Units:
Balance at beginning of period	4,545,300		-
Issuance of Preferred Units	-		-
Balance at end of period:	4,545,300		-
Shares of Common Stock:
Balance at beginning of period	3,031,125	1,851,125	-
Issuance of common stock	819,395	1,180,000	-
Balance at end of period:	3,850,520	3,031,125	-
Common Stock:
Balance at beginning of period	$185	$-	$-
AZL stock converted to PCE stock	-	185	-
Issuance of common stock	-	-	-
Balance at end of period:	$185	$185	$-
Additional Paid-in Capital:
Balance at beginning of period	$-	$-	$-
AZL stock converted to PCE stock	-	9,255	-
Basis adjustment	309	-	-
Fair value measurement of Common Units	(3,514)	(15,698)	-
Issuance of common stock	3,014	6,350	-
Stock compensation	191	93	-
Balance at end of period:	$-	$-	$-
Cumulative Deficit:
Balance at beginning of period	$(56,327)	$(37,738)	$(36,767)
Reclassify Waterfront deficit to non-controlling interests	-	37,738	-
Net loss	(15,613)	(6,741)	(971)
Fair value measurement of Common Units	(59,880)	(49,283)	-
Distributions	(691)	(303)	-
Balance at end of period:	$(132,511)	$(56,327)	$(37,738)
Total Stockholders' Equity (Cumulative Deficit):
Balance at beginning of period	$(56,142)	$(37,738)	$(36,767)
Reclassify Waterfront deficit to non-controlling interests	-	37,738	-
AZL stock converted to PCE stock	-	9,440	-
Basis adjustment	309	-	-
Net loss	(15,613)	(6,741)	(971)
Issuance of common stock	3,014	6,350	-
Distributions	(691)	(303)	-
Fair value measurement of Common Units	(63,394)	(64,981)	-
Stock compensation	191	93	-
Balance at end of period:	$(132,326)	$(56,142)	$(37,738)
Non-Controlling Interests:
Balance at beginning of period	$-	$-	$-
Reclassification from Temporary Equity to Permanent Equity	133,250	-	-
Net loss	(66,237)	-	-
Basis adjustment	(309)	-	-
Fair value measurement of Common Units	63,394	-	-
Fair value measurement of Preferred Units	58,645	-	-
Distributions	(5,136)	-	-
Balance at end of period:	$183,607	$-	$-

Total Equity:	$51,281	$(56,142)	$(37,738)

See accompanying notes to combined consolidated financial statements.

Pacific Office Properties Trust, Inc.
Combined Consolidated Statements of Cash Flows
 (in thousands)

	For the year ended December 31, 2009	For the year ended December 31, 2008 (1)

Operating activities
Net loss	$(23,205)	$(37,377)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	27,240	22,295
Interest amortization	1,392	985
Share based compensation charge attributable to the Transaction	-	16,194
Write-off of tax penalty accrual	(423)	-
Other share based compensation	191	93
Loss from extinguishment of debt	171	-
Below market lease amortization, net	(2,305)	(2,439)
Equity in net earnings of unconsolidated joint ventures	(313)	(92)
Net operating distributions received from unconsolidated
joint ventures	238	178
Bad debt expense	712	937
Other	-	368
Changes in operating assets and liabilities:
Rents and other receivables	(841)	(1,941)
Other assets	479	1,021
Accounts payable and other liabilities	2,523	1,932
Net cash provided by operating activities	5,859	2,154
Investing activities
Acquisition and improvement of real estate	(5,982)	(8,541)
Investment in unconsolidated joint venture	(1,468)	-
Capital distributions from equity investees	2,221	866
Payment of leasing commissions	(1,011)	(789)
Cash held by properties upon Effective Date	-	6,470
Deferred acquisition costs and other	-	(4,059)
Decrease (increase) in restricted cash	760	(2,797)
Net cash used in investing activities	(5,480)	(8,850)
Financing activities
Proceeds from issuance of equity securities	-	6,350
Repayment of mortgage notes payable	(404)	(252)
Proceeds from mortgage notes payable	405	-
Repayments of revolving credit facility	(3,000)	(10,000)
Borrowings from revolving credit facility	8,947	13,000
Deferred financing costs	(151)	(1,339)
Offering costs	(1,842)	-
Security deposits	224	116
Dividends	(693)	(152)
Distributions to non-controlling interests	(5,133)	(1,925)
Equity contributions	-	4,167
Equity distributions	-	(1,425)
Net cash (used in) provided by financing activities	(1,647)	8,540
(Decrease) increase in cash and cash equivalents	(1,268)	1,844
Balance at beginning of period	4,463	2,619
Balance at end of period	$3,195	$4,463
Supplemental cash flow information
Interest paid	$23,640	$22,804

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Exchange of unsecured notes payable to related parties	$3,014	$-
for common units

Assets, net, acquired on the Effective Date	$-	$386,132

Liabilities, net, assumed on the Effective Date	$-	$305,047

Issuance of unsecured notes payable to related parties to acquire managing interests in joint ventures	$-	$7,285

Issuance of common units to acquire managing joint venture interests	$-	$4,824

Accrued capital expenditures	$794	$857

(1)	Amounts reflected in 2008 represent the sum of the amounts included herein as the consolidated cash flows of the Combined Entity for the period from January 1, 2008 through December 31, 2008.

See accompanying notes to combined consolidated financial statements.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

1.     Organization and Ownership

Pacific Office Properties

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Annual Report on Form 10-K refer to Pacific Office Properties Trust, Inc. (the “Company”) and its subsidiaries and joint ventures. Through our controlling interest in Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we own and operate office properties in selected submarkets of long term growth markets in Honolulu and the western United States, including southern California and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”) for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler. The Advisor is responsible for our day-to-day operation and management.

Through our Operating Partnership, as of December 31, 2009, we owned whole interests in eight fee simple and leasehold office properties and we owned ownership interests in seven joint ventures (including management ownership interests in six of those seven) holding 16 office properties, comprising approximately 4.7 million square feet of leasable area in Honolulu, southern California and the greater Phoenix metropolitan areas (the “Property Portfolio”). As of December 31, 2009, the portion of our Property Portfolio, which was effectively owned by us (representing the leasable square feet of our wholly-owned properties and our respective ownership interests in our unconsolidated joint venture properties) (the “Effective Portfolio”), comprised approximately 2.5 million leasable square feet. Our property statistics as of December 31, 2009, were as follows:

	Number of		Property Portfolio	Effective Portfolio
	Properties	Buildings	Square Feet	Square Feet
Wholly-owned properties	8	11	2,265,339	2,265,339
Unconsolidated joint ventures properties	16	34	2,417,359	279,223
Total	24	45	4,682,698	2,544,562

References to square footage, acreage, occupancy or number of buildings made within the notes to the combined consolidated financial statements are unaudited.

Transactions

On March 19, 2008 (the “Effective Date”), Arizona Land Income Corporation, an Arizona corporation (“AZL”), and POP Venture, LLC, a Delaware limited liability company (“Venture”), consummated the transactions (the “Transactions”) contemplated by a Master Formation and Contribution Agreement, dated as of October 3, 2006, as amended (the “Master Agreement”). As part of the Transactions, AZL merged with and into the Company, its wholly owned subsidiary, with the Company being the surviving corporation. Substantially all of the assets and liabilities of AZL and substantially all of the commercial real estate assets and liabilities of Venture, which included eight office properties and a 7.5% joint venture interest in one office property (the “Contributed Properties”), were contributed to a newly formed Delaware limited partnership, the Operating Partnership, in which the Company became the sole general partner and Venture became a limited partner with corresponding 18.2% and 81.8% common ownership interests, respectively.

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

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

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

The Common Units received by Venture represented 28.99% of the total estimated fair value of the Common and Preferred Units issued in the Transactions and were valued using an estimated fair value per share of $2.79 per share. The Preferred Units represented 71.01% of the total estimated fair value of the units issued in the Transactions. The contractual terms and provisions of the Preferred Units included a beneficial conversion feature because it provided the holders with a security whose market price was in excess of the carrying value of the corresponding Common Units at the date of their issuance, March 19, 2008. See Note 12 for a detailed discussion of our equity securities.

As part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on any matters presented to our stockholders, and which represents that number of votes equal to the total number of shares of common stock issuable upon redemption of the Common Units and Preferred Units that were issued in connection with the Transactions. As of December 31, 2009, that share of Proportionate Voting Preferred Stock represented approximately 92.3% of our voting power. This number will decrease to the extent that these Operating Partnership units are redeemed for shares of common stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. Venture, as the holder of these Operating Partnership units, has a contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by Venture.

As of December 31, 2009, Venture owned 46,173,693 shares of our common stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the prohibition on redemption for at least two years after the Transactions in the case of the Common Units, and for at least three years, in the case of the Preferred Units and the change of the redemption features that occurred on December 30, 2009 (see Note 12 for additional detail). Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 93.8% and 95.9% of the total economic interest and voting power, respectively, in the Company.

As part of the Transactions, we issued promissory notes payable by the Operating Partnership to certain members of Venture in the aggregate principal amount of $16.7 million in consideration for such members’ contribution of certain properties. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the interest payments for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) a qualified public offering, as defined under the Master Agreement; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

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

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

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

Advisor

We are externally advised by the Advisor, an entity owned and controlled by our founder, The Shidler Group. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to an Amended and Restated Advisory Agreement dated as of March 3, 2009 (as amended, the “Advisory Agreement”). See Note 13 for a detailed discussion of the Advisor’s role and the Advisory Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined consolidated financial statements and related disclosures included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Certain amounts in the combined consolidated financial statements for prior periods have been reclassified to conform to the current period presentation with no corresponding net effect on the previously reported consolidated results of operations, or financial position of the Company.

Principles of Consolidation

The accompanying combined consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments in unconsolidated joint ventures are initially recorded at cost and are subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or distributions received from, the joint ventures and other adjustments. We record distributions of operating profit from our investments as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the combined consolidated statements of cash flows. A description of our impairment policy is set forth in this Note 2.

The difference between the initial cost of the investment in our joint ventures included in our consolidated balance sheet and the underlying equity in net assets of the respective joint ventures (“JV Basis Differential”) is amortized as an adjustment to equity in net income or net loss of the joint ventures in our combined consolidated statement of operations over the estimated useful lives of the underlying assets of the respective joint ventures.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. As of December 31, 2009 and December 31, 2008, none of our subsidiaries was considered a TRS.

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

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

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

In connection with the Transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Code. However, during 2009 we became aware that AZL historically invested excess cash from time to time in money market funds that, in turn, were invested exclusively or primarily in short-term federal government securities.  Additionally, during 2009 we became aware that AZL made two investments in local government obligations.  Our predecessor, AZL, with no objection from outside advisors, treated these investments as qualifying assets for purposes of the 75% gross asset test.  However, if these investments were not qualifying assets for purposes of the 75% gross asset test, then AZL may not have satisfied the REIT gross asset tests for certain quarters, in part, because they may have exceeded 5% of the gross value of AZL’s assets.  If these investments resulted in AZL’s noncompliance with the REIT gross asset tests, however, we and our predecessor, AZL, would retain qualification as a REIT pursuant to certain mitigation provisions of the Code, which provide that so long as any noncompliance was due to reasonable cause and not due to willful neglect, and certain other requirements are met, qualification as a REIT may be retained but a penalty tax would be owed.  Any potential noncompliance with the gross asset tests would be due to reasonable cause and not due to willful neglect so long as ordinary business care and prudence were exercised in attempting to satisfy such tests.  Based on our review of the circumstances surrounding the investments, we believe that any noncompliance was due to reasonable cause and not due to willful neglect.  Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the gross asset tests (and have paid the appropriate penalty tax), and, therefore, our qualification, and that of our predecessor, AZL, as a REIT should not be affected.  The Internal Revenue Service is not bound by our determination, however, and no assurance can be provided that the Internal Revenue Service will not assert that AZL failed to comply with the REIT gross asset tests as a result of the money market fund investments and the local government securities investments and that such failures were not due to reasonable cause.  If the Internal Revenue Service were to successfully challenge this position, then it could determine that we and AZL failed to qualify as a REIT in one or more of our taxable years.  As a result, we recorded an adjustment to and finalized the purchase price allocation we previously recorded upon consummation of the Transactions. This adjustment resulted in an increase to goodwill by approximately $0.5 million in our consolidated balance sheet at December 31, 2009.  During 2009, we paid $0.07 million in fees and penalties and recognized the remaining amount as non-operating income.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

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

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 18 to 42 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (i) the tenant’s remaining lease term or (ii) the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years.  Properties that are acquired that are subject to ground leases are depreciated over the lesser of the useful life or the remaining life of the related leases as of the date of assumption of the lease.

Pro Forma Financial Information

The following unaudited supplemental pro forma information is presented for the year ended December 31, 2008, as if the Transactions and our acquisition of interests in investments in unconsolidated joint ventures had occurred on January 1, 2008.

 Pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the Transactions and our acquisition of interests in investments in unconsolidated joint ventures been consummated when indicated, nor does it purport to represent the results of the operations for future periods (in thousands except per share data):

Year Ended December 31, 2008
Proforma revenue	$75,440
Proforma net loss — basic and diluted	$(8,156)
Proforma net loss per share — basic and diluted	$(2.69)

The revenues and expenses attributable to the Contributed Properties are included in the Company’s historical results of operations from the Effective Date. We recognized a one-time non-cash compensation charge in the amount of $16.2 million during the first quarter of 2008. See Note 14 for a more detailed discussion.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

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

We have leased space to certain tenants under non-cancelable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the combined consolidated statements of operations.

Rental revenue from parking operations and month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, net of the write-off of associated intangible assets and liabilities and straight-line rent balances which are included in other revenues on the accompanying combined consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

Other revenue on the accompanying combined consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Cash and Cash Equivalents

We consider all short-term cash investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash is excluded from cash and cash equivalents for the purpose of preparing our combined consolidated statements of cash flows.

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

Impairment

We assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no impairment was identified for the periods presented in the accompanying combined consolidated statements of operations.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

Goodwill is reviewed for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. GAAP allows for impairment analysis done at the segment level when reporting units share similar economic characteristics.  The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment. The factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions.  The impairment analysis performed as of December 31, 2009 resulted in no impairment.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the years ended December 31, 2009 and December 31, 2008.

Repairs, Maintenance and Major Improvements

The costs of ordinary repairs and maintenance are included when incurred in rental property operating expenses in the accompanying combined consolidated statements of operations. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Various lenders have required us to maintain reserve accounts for the funding of future repairs and capital expenditures, and the balances of these accounts are classified as restricted cash on the accompanying consolidated balance sheets.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net”, in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. At December 31, 2009, the balance of the allowance for doubtful accounts was $1.1 million, compared to $0.8 million at December 31, 2008.

Preferred Units

Preferred Units have fixed rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit. Accordingly, income or loss of the Operating Partnership is allocated among the general partner interest and limited partner common interests after taking into consideration distribution rights allocable to the Preferred Units.  As a result of changes to the redemption features on December 30, 2009, we recorded an increase in the recorded amount of the Preferred Units to their current fair value.  See Note 12 for additional detail.

Deferred Loan Fees

Deferred loan fees include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the interest method. Deferred loan fees are included in other assets, net in the accompanying consolidated balance sheets.  Amortization of deferred loan fees is included in interest in the accompanying combined consolidated statements of operations.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

Equity Offering Costs

Costs from potential equity offerings are reflected in other assets, net in the accompanying consolidated balance sheets and will be reclassified as a reduction in additional paid-in capital upon successful completion of the offering, if any.

Leasing Commissions

Leasing commissions are capitalized and amortized on a straight line basis over the life of the related lease.  The payment of leasing commissions is included in cash used in investing activities on the accompanying combined consolidated statement of cash flows because we believe that paying leasing commissions for good tenants is a prudent investment in increasing the value of our income-producing assets.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Stock-Based Compensation

All share-based payments to employees, including directors, are recognized in the combined consolidated statement of operations based on their fair values. See Note 14 for a more detailed discussion.

Segments

We own and operate office properties in the western United States.  We have concentrated initially on two long-term growth submarkets, Honolulu and the western United States mainland (in particular, southern California and the greater Phoenix metropolitan area).  We consider each of our properties to be an operating segment.  We aggregate the operating segments into two geographic segments on the basis of how the properties are managed and how our chief operating decision maker allocates resources and their similar economic characteristics.

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

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

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

        In June 2009, the FASB issued guidance which requires us to perform an on-going reassessment of whether our enterprise is the primary beneficiary of a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance is effective for us beginning January 1, 2010 and the adoption of this standard on our consolidated financial statements will not have an impact on our consolidated financial position, results of operations or cash flows.

Pronouncements Pertaining to the Non-controlling Interests in our Operating Partnership

In December 2007, the FASB issued guidance which requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the combined consolidated financial statements. We must also be consistent in the manner of reporting changes in the parent’s ownership interest and the guidance requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. We adopted the guidance on January 1, 2009.

Concurrently with the adoption of the guidance regarding non-controlling interests, we also adopted guidance which required us to present the Common Units and Preferred Units of the UPREIT in the mezzanine section of our consolidated balance sheets because the decision to redeem for cash or Company shares is not solely within the control of the Company. Because some of the Company’s directors also own Common Units and Preferred Units indirectly through Venture, combined with the existence of the Proportionate Voting Preferred Stock, we have determined that there are hypothetical situations where the holders of the Common Units and Preferred Units could control the method of redemption (cash or Company shares) and therefore these partnership units required mezzanine presentation in our consolidated balance sheet at December 31, 2008. In addition, we were required to measure our outstanding Common Units at redemption value because the units are considered redeemable for shares or cash outside the control of the Company after March 19, 2010.  Our Preferred Units did not require redemption value measurement because these units were not considered redeemable until the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock.  In the capital market environment at the time, management did not consider the completion of the public stock offering probable at the time.  Furthermore, in the event that we acquire a controlling interest in our existing investments in unconsolidated joint ventures, we believe that the adoption of this guidance could materially impact our future consolidated financial results, as our existing investments would be adjusted to fair value at the date of acquisition of the controlling interest.  See Note 12 for additional information regarding non-controlling interests.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

Pronouncement Affecting Treatment of Nonvested Share-Based Payments in Net Loss Available to Common Stockholders per Share

In June 2008, the FASB issued guidance that requires that share-based payment awards that are not fully vested and contain non-forfeitable rights to receive dividends or dividend equivalents declared on our common stock be treated as participating securities in the computation of EPS pursuant to the two-class method.  Dividend equivalents corresponding to the cash dividends declared on our common stock are forfeitable for unvested restricted stock unit awards granted to our board of directors, as described in Note 14, “Share-Based Payments”.  We applied this guidance retrospectively to all periods presented for fiscal years beginning after December 15, 2008, which for us means January 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations and cash flows.

Pronouncements Resulting in Modified Disclosures in the Financial Statements

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  We adopted this guidance during the quarter ended June 30, 2009 and it resulted in additional disclosure but did not have a material impact on our financial statements.  In February 2010, the guidance was amended, eliminating the requirement to disclose the date through which subsequent events were evaluated.

In June 2009, the FASB Accounting Standards Codification was established as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The guidance does not change GAAP but changed how we reference GAAP in our consolidated financial statements beginning with the Form 10-Q for the period ended September 30, 2009.

3.    Investments in Real Estate

Our investments in real estate, net, at December 31, 2009, and at December 31, 2008, are summarized as follows (in thousands):

	December 31, 2009	December 31, 2008

Land and land improvements	$76,054	$76,008
Building and building improvements	310,507	308,125
Tenant improvements	27,707	24,489
Furniture, fixtures and equipment	1,401	1,210
Construction in progress	3,311	4,082
Investments in real estate	418,980	413,914
Less: accumulated depreciation	(36,030)	(21,257)
Investments in real estate, net	$382,950	$392,657

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

4.     Intangible Assets and Acquired Below Market Leases Liabilities

Our identifiable intangible assets and acquired above and below market leases, net at December 31 2009, and at December 31, 2008, are summarized as follows (in thousands):

	December 31, 2009	December 31, 2008

Acquired leasing commissions
Gross amount	$8,857	$8,316
Accumulated amortization	(4,212)	(2,950)
Net balance	$4,645	$5,366

Acquired leases in place
Gross amount	$17,171	$18,109
Accumulated amortization	(10,234)	(6,724)
Net balance	$6,937	$11,385

Acquired tenant relationship costs
Gross amount	$19,581	$19,588
Accumulated amortization	(4,419)	(1,941)
Net balance	$15,162	$17,647

Acquired other intangibles
Gross amount	$7,767	$7,879
Accumulated amortization	(1,283)	(898)
Net balance	$6,484	$6,981

Intangible assets, net	$33,228	$41,379

Acquired below market leases
Gross amount	$15,571	$16,608
Accumulated amortization	(5,447)	(3,755)
Net balance	10,124	12,853

Acquired above market leases
Gross amount	$2,218	$2,449
Accumulated amortization	(1,606)	(1,413)
Net balance	612	1,036
Acquired below market leases, net	$9,512	$11,817

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

The following table summarizes the estimated net amortization of intangible assets and net below market lease accretion at December 31, 2009 for the next five years:

								Amortization
	2010	2011	2012	2013	2014	Thereafter	Total	Period (In years)
	(In thousands)
Leasing Commissions	$1,523	$1,122	$851	$431	$278	$440	$4,645	2.7
Other Intangibles	360	273	219	176	167	5,289	6,484	18.4
Leases in Place	2,790	1,760	1,033	429	242	683	6,937	2.6
Tenant Relationship Costs	2,480	2,480	2,479	2,337	2,916	2,470	15,162	3.7
Total, Intangible Assets, net	$7,153	$5,635	$4,582	$3,373	$3,603	$8,882	$33,228

Net below market lease accretion	$1,947	$1,551	$1,058	$588	$443	$3,925	$9,512	6.1

As shown in the following table, we recognized accretion, net of amortization, of acquired below/above market leases. The accretion of acquired below-market leases and the amortization of acquired above-market leases, respectively, are included in rental revenues in the accompanying combined consolidated statements of operations.

We recognized amortization of acquired intangible assets, including acquired leasing commissions, acquired leases in place, acquired legal and marketing costs, acquired tenant relationship costs, and acquired other intangibles. The amortization of acquired intangible assets is included in depreciation and amortization in the accompanying combined consolidated statements of operations (in thousands).

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Total acquired below/above- market lease accretion	$2,306	$2,439
Total intangibles amortization expense	$9,243	$9,176

5.     Investment in Unconsolidated Joint Ventures

We own interests in seven joint ventures (including managing ownership interests in six of those seven), consisting of 16 office properties, including 34 office buildings, comprising approximately 2.4 million rentable square feet. Our ownership interest percentages in these joint ventures range from approximately 5.0% to 32.2%.  In exchange for our managing ownership interest and related equity investment in these joint ventures, we are entitled to fees, preferential allocations of earnings and cash flows from each respective joint venture. We are also entitled to incentive interests in excess of our ownership percentages ranging from approximately 21.4% to 36.0%, subject to returns on invested capital.

At December 31, 2009, the JV Basis Differential, net, was approximately $1.5 million and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. For the year ended December 31, 2009, we recognized approximately $0.04 million of amortization expense attributable to the JV Basis Differential, which is included in equity in net earnings of unconsolidated joint ventures in our combined consolidated statement of operations. At December 31, 2008, the JV Basis Differential, net, was approximately $1.1 million and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. For the year ended December 31, 2008, amortization expense attributable to the JV Basis Differential was not significant.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008
Revenues:
Rental	$37,569	$37,187
Other	8,098	8,595
Total revenues	45,667	45,782

Expenses:
Rental operating expenses	19,697	19,382
Depreciation and amortization	18,259	19,642
Interest	16,884	17,341
Total expenses	54,840	56,365
Net loss	$(9,173)	$(10,583)

Equity in net income (loss)
of unconsolidated joint ventures	$313	$93

	As of	As of
	December 31, 2009	December 31, 2008
Investment in real estate, net	$400,700	$336,409
Other assets	61,225	61,591
Total assets	$461,925	$398,000

Mortgage and other collateralized loans	$366,543	$314,324
Other liabilities	14,856	18,139
Total liabilities	$381,399	$332,463

Investment in unconsolidated joint ventures	$10,911	$11,590

    Acquisitions of Unconsolidated Joint Ventures

  2009 Acquisitions

On December 29, 2009, we consummated the acquisition from an institutional investor, through the Operating Partnership, of a 5% ownership interest in a joint venture that owns a commercial office campus with five buildings totaling 356,504 rentable square feet, located in San Diego, California.  We paid $1.5 million in cash for our 5% interest.  The Company has an option to increase its ownership percentage to 20%, which expires on April 29, 2010.

2008 Acquisitions

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

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

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

On April 30, 2008, following the exercise of the Option, we consummated the acquisition from certain Shidler Affiliates, through the Operating Partnership, of a 17.5% managing ownership interest in a joint venture that owns a commercial office building totaling 221,784 rentable square feet located in Phoenix, Arizona (the “Black Canyon Corporate Center”). The acquisition price for the managing ownership interest in the Black Canyon Corporate Center was $1.0 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for the managing ownership interest in the Black Canyon Corporate Center was approximately equal to the Shidler Affiliates’ cost of investment in the Black Canyon Corporate Center. The JV Basis Differential attributable to the Black Canyon Corporate Center upon acquisition was $0.08 million.

On May 23, 2008, following the exercise of the Option, we consummated the acquisition from certain Shidler Affiliates, through the Operating Partnership, of a 7.5% managing ownership interest in a joint venture that owns a commercial office building and a separate parking and retail complex totaling approximately 355,000 rentable square feet of office space and approximately 15,000 rentable square feet of retail space, located in Phoenix, Arizona (the “US Bank Center”). The acquisition price for the managing ownership interest in the US Bank Center was $1.2 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the managing ownership interest in the US Bank Center was approximately equal to the Shidler Affiliates’ cost of investment in the US Bank Center. The JV Basis Differential attributable to the US Bank Center upon acquisition was $0.89 million.

On May 23, 2008, following the exercise of the Option, we consummated the acquisition from certain Shidler Affiliates, through the Operating Partnership, of a 17.5% managing ownership interest in a joint venture that owns a commercial office building totaling 152,288 rentable square feet, located in Honolulu, Hawaii (the “Bank of Hawaii Waikiki Center”; which was formerly known as Kalakaua Business Center). The acquisition price for the managing ownership interest in the Bank of Hawaii Waikiki Center was $0.79 million, payable in the form of a subordinated note issued by the Operating Partnership. The purchase price for the managing ownership interest in the Bank of Hawaii Waikiki Center was approximately equal to the Shidler Affiliates’ cost of investment in the Bank of Hawaii Waikiki Center. The JV Basis Differential attributable to the Bank of Hawaii Waikiki Center upon acquisition was $(0.09) million.

On May 30, 2008, the POP San Diego I Joint Venture consummated the acquisition from certain Shidler Affiliates of the managing ownership interest in the Scripps Ranch Business Park. Pursuant to the terms of the Option, the POP San Diego I Joint Venture assumed the rights and obligations of a Shidler Affiliate to acquire the managing ownership interest in the Scripps Ranch Business Park for approximately $2.8 million in cash, including customary closing costs, and the assumption of approximately $5.3 million of existing mortgage indebtedness.

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

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

On August 14, 2008, following exercise of the Option, we consummated the acquisition from certain Shidler Affiliates, through the Operating Partnership, of a 10% managing ownership interest in a joint venture (the “SoCal II Joint Venture”) that owns a portfolio of fifteen office and flex buildings totaling over 1,000,000 rentable square feet, situated on seven properties in Los Angeles, Orange and San Diego counties in Southern California. The acquisition price for the managing ownership interest was approximately $4.2 million, payable in the form of a subordinated note issued by the Operating Partnership to a Shidler Affiliate. The purchase price for the managing ownership interest was approximately equal to the Shidler Affiliates’ cost of investment in the SoCal II Joint Venture. The JV Basis Differential attributable to the SoCal II Joint Venture upon acquisition was $0.2 million.

We account for our investment in joint ventures under the equity method of accounting.

6.    Other Assets

Other assets consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Deferred loan fees, net of accumulated amortization of $1.2 million
and $0.8 million at December 31, 2009 and December 31, 2008, respectively	$2,008	$3,447
Prepaid expenses	1,204	1,232
Equity offering costs	1,842	-
Other	1	1
Total other assets, net	$5,055	$4,680

7.     Minimum Future Lease Rentals

Future minimum base rentals on non-cancelable office leases for the years succeeding December 31, 2009 are as follows (in thousands):

Year
2010	$35,749
2011	30,738
2012	24,527
2013	13,387
2014	9,688
Thereafter	23,560
Total future minimum base rental revenue	$137,649

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

We and our predecessor have leased space to certain tenants under non-cancelable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the combined consolidated statements of operations. We and our predecessor recorded $0.1 million and $0.1 million of percentage rental income during the years ended December 31, 2009 and 2008, respectively.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

8.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Accounts payable	$597	$1,276
Interest payable	2,644	1,353
Deferred revenue	2,039	1,278
Security deposits	2,782	2,558
Deferred straight-line ground rent	6,620	2,811
Related party payable (Note 13 )	1,113	1,060
Accrued expenses	5,599	6,281
Asset retirement obligations	606	471
Total accounts payable and other liabilities	$22,000	$17,088

9.     Mortgage and Other Loans

A summary of our mortgage and other loans, net, at December 31, 2009 is as follows (in thousands):

PROPERTY	OUTSTANDING PRINCIPAL BALANCE	UNAMORTIZED PREMIUM (DISCOUNT)	NET	INTEREST RATE AT DECEMBER 31, 2009	MATURITY DATE	AMORTIZATION
Clifford Center	$3,501	$-	$3,501	6.00%	8/15/2011(a)	132 months
Davies Pacific Center	95,000	(925)	94,075	5.86%	11/11/2016	Interest Only
First Insurance Center	38,000	(561)	37,439	5.74%	1/1/2016	Interest Only
First Insurance Center	14,000	(209)	13,791	5.40%	1/6/2016	Interest Only
Pacific Business News Building	11,653	13	11,666	6.98%	4/6/2010	360 months
Pan Am Building	60,000	(36)	59,964	6.17%	8/11/2016	Interest Only
Waterfront Plaza	100,000	-	100,000	6.37%	9/11/2016	Interest Only
Waterfront Plaza	11,000	-	11,000	6.37%	9/11/2016	Interest Only
City Square	27,500	(86)	27,414	5.58%	9/1/2010	Interest Only
City Square (b)	27,017	-	27,017	LIBOR + 2.35%	9/1/2010	Interest Only
Sorrento Technology Center	11,800	(175)	11,625	5.75%	1/11/2016	Interest Only
Subtotal	$399,471	$(1,979)	$397,492
Revolving line of credit (c)	8,947	-	8,947	1.85%	9/2/2011	Interest Only
Total	$408,418	$(1,979)	$406,439

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

____________
(a)	The terms of the Clifford Center note payable provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee, which the Company expects to exercise.

(b)
With regard to the City Square note payable with an outstanding balance of $27.0 million at December 31, 2009, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this note payable.

(c)
The revolving line of credit matures on September 2, 2011. Amounts borrowed under the FHB Credit Facility will bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

The lenders’ collateral for notes payable, with the exception of the Clifford Center note payable, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases, rights under certain service agreements, and letters of credit posted by certain related parties of the Company. The lenders’ collateral for the Clifford Center note payable is the leasehold property as well as guarantees from affiliates of the Company, for which the Operating Partnership indemnifies the guarantors.

At December 31, 2009, the Operating Partnership was subject to a $0.5 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within our control. We believe that the subject conditions will be satisfied by management prior to, or during, the second quarter ending June 30, 2010, and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.  As such, we have not recorded this as a liability because the probability for recourse is remote.

The scheduled maturities for our mortgages and other loans for the periods succeeding December 31, 2009 are as follows (in thousands and includes schedule principal paydowns):

2010	$66,445
2011	12,156
2012	-
2013	-
2014	-
Thereafter	329,800
Total	$408,401

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  Amounts borrowed under the FHB Credit Facility will bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of December 31, 2009, we had outstanding borrowings of $8.9 million under the FHB Credit Facility.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

The FHB Credit Facility matures on September 2, 2011.  As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to FHB a certificate of deposit in the principal amount of $15 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by FHB and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $15 million principal amount of the certificate of deposit.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

We entered into a Credit Agreement dated as of August 25, 2008 (the “KeyBank Credit Facility”) with KeyBank National Association (“KeyBank”) and KeyBanc Capital Markets. As of December 31, 2008, we had outstanding borrowings of $3.0 million under the KeyBank Credit Facility.

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

10.   Unsecured Notes Payable to Related Parties

At December 31, 2009 and 2008, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million and $23.8 million, respectively, which were originally issued upon the exercise of the Option. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) a qualified public offering, as defined under the Master Agreement; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

On September 23, 2009, the Operating Partnership entered into an Exchange Agreement (the “Exchange Agreement”) with certain of our affiliates (collectively, the “Transferors”).  Pursuant to the terms and conditions of the Exchange Agreement, on September 25, 2009, certain unsecured subordinated promissory notes, in the aggregate outstanding amount (including principal and accrued interest) of approximately $3.0 million, issued by the Operating Partnership to the Transferors were exchanged for 789,095 shares of common stock, par value $0.0001 per share, of the Company.  The price per share of the Company’s common stock issued pursuant to the Exchange Agreement was $3.82, which represented the volume-weighted average closing market price per share of the Company’s common stock on the NYSE Amex for the thirty trading days preceding the date of the Exchange Agreement.

For the period from March 20, 2008 through December 31, 2009, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At December 31, 2009 and at December 31, 2008, $2.6 million and $1.2 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

11.   Commitments and Contingencies

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

Ground lease rent expense, including minimum rent and percentage rent, recorded during the years ended December 31, 2009 and 2008 was $4.5 million and $3.9 million, respectively.

The following table indicates our future minimum ground lease payments for the years succeeding December 31, 2009 (in thousands):

Year
2010	$2,430
2011	2,440
2012	2,451
2013	2,463
2014	2,474
Thereafter	215,803
Total future minimum ground lease payments	$228,061

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

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties acquired in the Transactions, we recorded conditional asset retirement obligations related to asbestos removal. As of December 31, 2009 and December 31, 2008, the liability in our consolidated balance sheets for conditional asset retirement obligations related to asbestos removal was $0.3 million for both periods. The accretion expense related to asbestos removal was $0.02 million for each of the years ended December 31, 2009 and 2008.

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

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of December 31, 2009 and December 31, 2008, the liability in our consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was $0.02 million and $0.06 million for the years ended December 31, 2009 and December 31, 2008, respectively.

Restaurant Row Theatre Venture Lease Termination

We entered into a Termination of Lease Agreement on October 29, 2007 with a tenant that had been leasing 21,541 square feet at the Waterfront Property under a long term lease since 1993, at rates that we believe were below market rates. The total termination fee paid to the tenant under the Termination of Lease Agreement was $2.5 million, $0.3 million of which we deposited in escrow upon executing the Termination of Lease Agreement.  The remaining balance due at termination of $2.2 million was included in accounts payable and other liabilities on the accompanying consolidated balance sheets at December 31, 2008. On July 13, 2009, we exercised our option to terminate the lease and paid the balance of the lease termination fee into escrow.  The tenant vacated the space on August 7, 2009, and the lease termination fee was paid to the tenant out of escrow.  We have no further liabilities related to this lease termination.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations, and cash flow. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability other than our conditional asset retirement obligations that we believe would require additional disclosure or the recording of a loss contingency.

Purchase Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of December 31, 2009, this amount is projected to be $12.2 million, of which $1.7 million will be funded through reserves currently classified as restricted cash.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditures.

Tax Protection Arrangements

A sale of any of the Contributed Properties that would not provide continued tax deferral to Venture is prohibited under the Master Agreement and the contribution agreements for such properties for ten years after the Effective Date.  In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions.  Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Operating Partnership units.

12.  Description of Equity Securities and Calculation of Non-Controlling Interests and Earnings per Share/Earnings per Unit

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

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our common stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units had fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million.

On December 30, 2009, we amended certain provisions of the Partnership Agreement relating the redemption rights of the Common Units and Preferred Units.  The Common Units issued on the Effective Date were reclassified as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of common stock or a new class of C Common Units, which have no redemption rights, as elected by a majority of our independent directors.  All other outstanding Common Units were reclassified as Class A Common Units, which are redeemable by the holders on a one-for-one basis for shares of common stock or cash, as elected by a majority of our independent directors.  If converted, the Preferred Units will convert into Class B Common Units.  Furthermore, the Preferred Unit put option was modified by eliminating the various alternative currencies possible upon exercise of the put and permitting only the issuance of new preferred units in settlement of an exercised put.  The modification of the terms of the Preferred Units was more than inconsequential and therefore triggered a revaluation of the Preferred Units to their fair value on the modification date.  As a result of the amendments to the Partnership Agreement, the Non-Controlling Interests attributable to the Common Units and Preferred Units were reclassified from mezzanine equity to permanent equity on the consolidated balance sheet.  Simultaneously, the excess of market value over carrying value for the Preferred Units was booked as Fair value adjustment of Preferred Units on the combined consolidated statement of operations.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. However, Venture, has the contractual right to require the Advisor to vote the Proportionate Voting Preferred Stock as directed by Venture. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation. The Proportionate Voting Preferred Stock entitles the Advisor to vote on all matters for which the common stockholders are entitled to vote. The number of votes that the Advisor is entitled to cast at the direction of Venture, as the Operating Partnership unit holder, equals the total number of common shares issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the Transactions. This number will decrease to the extent that these Operating Partnership units are redeemed for shares of common stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  The Company has the option to redeem the Proportionate Voting Preferred Stock at the Company’s election if the Advisory Agreement is terminated and the Company becomes self-advised.

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

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to 78.78% of the Common Units and all of the Preferred Units outstanding as of December 31, 2009. During the year ended December 31, 2009, no Common Units or Preferred Units were redeemed or issued. As of December 31, 2009, 46,896,795 shares of our common stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

Loss per Share/Loss per Unit

The following is the basic and diluted loss per share/unit (in thousands, except share/unit and per share/unit amounts):

	Pacific Office Properties Trust, Inc.	Total	Pacific Office Properties Trust, Inc.	Waterfront
	For the year ended December 31, 2009	Year ended December 31, 2008	For the period from March 20, 2008 through December 31, 2008	For the period from January 1, 2008 through March 19, 2008

Net loss attributable to common
share/unit holders - basic and diluted (1)	$(15,613)	$(7,820)	$(6,741)	$(1,079)

Weighted average number of common shares	3,259,013		3,031,125
Potentially dilutive common shares (2)
Restricted Stock Units (RSU)	—		—
Weighted average number of common
shares/units outstanding — basic and diluted	3,259,013		3,031,125
Net loss per share — basic and diluted	$(4.79)		$(2.22)
Weighted average number of units
outstanding — basic and diluted				3,494,624
Net loss per unit — basic and diluted (3)				$(0.31)

_________________________
Notes:

(1)
For the year ended December 31, 2009, net loss attributable to common stockholders includes $58.6 million of priority allocation to preferred unit holders, which is included in non-controlling interests in the combined consolidated statements of operations.  For the period from March 20, 2008 through December 31, 2008, net loss attributable to common stockholders includes $1.8 million of priority allocation to preferred unit holders, which is included in non-controlling interests in the combined consolidated statements of operations. For the period from January 1, 2008 through March 19, 2008, net loss attributable to common stockholders included $0.1 million of priority allocation to preferred unit holders.

(2)
For the year ended December 31, 2009, the potentially dilutive effect of 52,630 restricted stock units was not included in the net loss per share calculation as their effect is anti-dilutive. For the year ended December 31, 2008, the potentially dilutive effect of 24,240 restricted stock units was not included in the net loss per share calculation as their effect is anti-dilutive.

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

Dividends and Distributions

During fiscal year 2008, we declared cash dividends of $0.05 per share for each of the third and fourth quarters of 2008, which were paid on October 15, 2008 and January 15, 2009 to our common stockholders of record as of September 30, 2008 and December 31, 2008, respectively.  Commensurate with our declaration of these dividends, we declared cash distributions in the amount of $0.05 per Common Unit and 2% cumulative unpaid and current distributions per Preferred Unit, which were paid on October 15, 2008 and January 15, 2009 to holders of record as of September 30, 2008 and December 31, 2008, respectively.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

During fiscal year 2009, we declared quarterly cash dividends of $0.05 per share, which were paid on April 15, July 15, October 15, 2009 and January 15, 2010 to our common stockholders of record as of March 31, June 30, September 30, 2009 and December 31, 2009, respectively. Commensurate with our declaration of these quarterly cash dividends, we also declared quarterly cash distributions of $0.05 per Common Unit and $0.125 per Preferred Unit, which were paid on April 15, July 15, October 15, 2009 and January 15, 2010 to holders of record as of March 31, June 30, September 30, 2009 and December 31, 2009, respectively.

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2009, the cumulative unpaid distributions attributable to Preferred Units were $0.57 million, which were paid on January 15, 2010.

Dividends declared are included in retained deficit in the accompanying consolidated balance sheets. Distributions on Common and Preferred Units are included in non-controlling interests in the accompanying consolidated balance sheets.

13.   Related Party Transactions

We are externally advised by the Advisor, an entity owned and controlled by Mr. Shidler and by its directors and officers, certain of whom are also our executive officers and who own substantial beneficial interests in our Company. The Advisor manages, operates and administers the Company’s day-to-day operations, business and affairs pursuant to the Advisory Agreement. The Advisor is entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio less accumulated depreciation and amortization, but in no event less than $1.5 million per annum. Although we are responsible for all direct expenses incurred by us for certain services for which we are the primary service obligee, our Advisor bears the cost and is not reimbursed by us for any expenses incurred by it in the course of performing operational advisory services for us, which expenses include, but are not limited to, salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies.  The corporate management fee is subject to reduction of up to $750,000 based upon the amounts of the direct costs that we bear. Additionally, the Advisor and its affiliates are entitled to receive real property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, leasing fees consistent with the prevailing market as well as property transaction management fees in an amount equal to 1% of the contract price of any acquired or disposed property; however, such property management fees, leasing fees, and property transaction fees must be consistent with prevailing market rates for similar services provided on an arm’s-length basis in the area in which the subject property is located.

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

The Advisory Agreement terminates on March 19, 2018. Prior to that date, however, we retain the right to terminate the Advisory Agreement upon 30 days written notice. In the event we decide to terminate the Advisory Agreement in order to internalize management and become self-managed, we would be obligated to pay the Advisor an internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. Further, the Advisor retains the right to terminate the Advisory Agreement upon 30 days prior written notice in the event we default in the performance or observance of any material provision of the Advisory Agreement.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

During the year ended December 31, 2009, we incurred $0.8 million, net, in corporate management fees attributable to the Advisor which have been included in general and administrative expenses in the combined consolidated statements of operations. During the year ended December 31, 2008, we incurred $0.6 million, net, in corporate management fees attributable to the Advisor.  Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the year ended December 31, 2009. Included in accounts payable and other liabilities in our consolidated balance sheets at December 31, 2009 and December 31, 2008, was $1.2 million and $1.1 million, respectively, of amounts payable to related parties which primarily consist of rental revenues received by us subsequent to the date of the Transactions, but that related to the Contributed Properties prior to the Effective Date.

 We and Waterfront paid amounts to our Advisor and its related parties for services provided relating to property management, leasing, property transactions and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

	For the year ended December 31, 2009	For the year ended December 31, 2008
Property management fees
to affiliates of Advisor (1)	$3,327	$2,573
Leasing commissions (2)	342	388
Corporate management fees to Advisor	750	587
Interest	1,835	1,172
Construction management fees and other	82	111
Total	$6,336	$4,831

___________
(1)       Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.
(2)       Leasing commissions are capitalized as deferred leasing costs and are amortized over the life of the related lease.

We lease commercial office space to affiliated entities. The annual rents from these leases totaled $0.7 million and $0.5 million for the years ended December 31, 2009 and December 31, 2008, respectively.

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

Related Party Financing Transactions

On August 19, 2009, we entered into an interim financing agreement with Shidler LP.  Upon execution, Shidler LP provided us with a principal sum of $3.0 million, bearing interest of 7.0% per annum.  The maturity date of the note was ninety days following the date of the promissory note.  We repaid the $3.0 million note on September 22, 2009, in addition to $0.02 million of accrued interest.

On September 2, 2009, as security for the FHB Credit Facility, Shidler LP pledged to the Lender (the “Shidler LP Pledge”) a certificate of deposit in the principal amount of $10 million (the “Certificate of Deposit”).  As a condition to the Shidler LP Pledge, our Operating Partnership and Shidler LP entered into an Indemnification Agreement, effective as of September 2, 2009 (the “Indemnification Agreement”), pursuant to which we agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the Shidler LP Pledge.  In addition, to the extent that all or any portion of the Certificate of Deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full to Shidler LP.  Pursuant to the Indemnification Agreement, we also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $10.0 million principal amount of the Certificate of Deposit.  As of December 30, 2009, the amount of the security was increased to $15.0 million.  As of December 31, 2009, we have $0.05 million of accrued interest attributable to the Shidler LP Pledge included in accounts payable and other liabilities in the accompanying consolidated balance sheets.  See Note 9 for more discussion on the FHB Credit Facility.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

At December 31, 2009 and December 31, 2008, $2.6 million and $1.2 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. See Note 10 for a detailed discussion on these notes payable.

14.   Share-Based Payments

On May 21, 2008, the Board of Directors of the Company adopted the 2008 Directors’ Stock Plan, as amended and restated (the “2008 Directors’ Plan”), subject to stockholder approval. The Company reserved 150,000 shares of the Company’s common stock under the 2008 Directors’ Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards. The 2008 Directors’ Plan was approved by our stockholders at our annual meeting of stockholders on May 12, 2009.

On May 21, 2008, the Company issued restricted stock unit awards representing 24,240 shares under the 2008 Directors’ Plan, which awards vested upon receipt of stockholder approval at the Company’s 2009 annual meeting. The grant date fair value of each restricted stock unit was $6.60, which was the closing stock price on May 21, 2008. On June 19, 2009, the Company issued a restricted stock unit award representing 6,060 shares under the 2008 Directors’ Plan, which vested immediately upon issuance. The grant date fair value of each such restricted stock unit was $3.80, which was the closing stock price on June 19, 2009. Accordingly, the Company recognized $0.2 million and $0.1 million of compensation expense attributable to the 2008 Directors’ Plan during the years ended December 31, 2009 and 2008, respectively. These amounts are included in general and administrative expenses in the accompanying combined consolidated statement of operations for the years then ended. As of December 31, 2009, all of our share-based payments to directors in 2008 are vested.

On June 19, 2009, the Company issued restricted stock units representing 52,630 shares under the 2008 Directors’ Plan, which awards vest on the first anniversary of the grant date.  The grant date fair value of each such restricted stock unit was $3.80, which was the Company’s closing stock price on June 19, 2009.

Upon the Effective Date and in connection with the Transactions, certain employees and officers of the Advisor and the Company were granted fully vested indirect ownership interests in the Operating Partnership with an estimated fair value upon the Effective Date of $16.2 million. Accordingly, the Company recognized a one-time non-cash compensation charge in the amount of $16.2 million for the year ended December 31, 2008. This amount has been included in general and administrative expenses on the combined consolidated statements of operations for the year ended December 31, 2008.

15.   Segment Reporting

We are primarily focused on acquiring, owning and operating office properties in selected submarkets of long term growth markets in Honolulu and the western United States, including southern California and the greater Phoenix metropolitan area. We are aggregating our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.  We also have certain corporate level income and expenses related to our credit facility and legal, accounting, finance and management activities, which are not considered separate operating segments.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the years ended December 31, 2009 and 2008 (in thousands):

	For the year ended December 31, 2009
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$29,605	$12,842	$15	$42,462
Tenant reimbursements	20,510	1,152	—	21,662
Parking	7,165	985	—	8,150
Other	123	45	197	365
Total revenue	57,403	15,024	212	72,639
Expenses:
Rental property operating	31,659	7,821	—	39,480
General and administrative	—	—	2,649	2,649
Depreciation and amortization	19,667	7,573	—	27,240
Interest	21,196	3,367	2,488	27,051
Loss on extinguishment of debt	—	—	171	171
Total expenses	72,522	18,761	5,308	96,591
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(15,119)	$(3,737)	$(5,096)	$(23,952)
Equity in net earnings of unconsolidated joint ventures				313
Non-operating income				434
Fair value adjustment of Preferred Units				(58,645)
Net loss attributable to non-controlling interests				66,237
Net loss attributable to common stockholders				$(15,613)

	For the year ended December 31, 2008
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$26,550	$10,885	$12	$37,447
Tenant reimbursements	18,400	975	—	19,375
Parking	6,065	825	—	6,890
Other	190	85	119	394
Total revenue	51,205	12,770	131	64,106
Expenses:
Rental property operating	31,201	6,513	—	37,714
General and administrative	—	—	18,577	18,577
Depreciation and amortization	15,613	6,682	—	22,295
Interest	18,326	3,146	1,460	22,932
Other	108	35	—	143
Total expenses	65,248	16,376	20,037	101,661
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(14,043)	$(3,606)	$(19,906)	$(37,555)
Equity in net earnings of unconsolidated joint ventures				93
Non-operating income				85
Net loss attributable to non-controlling interests				29,557
Net loss attributable to common stockholders				$(7,820)

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of December 31, 2009 and December 31, 2008 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
As of December 31, 2009:
Total assets	$372,403	$124,454	$13,479	$510,336
Goodwill	$40,416	$21,603	$—	$62,019
Capital expenditures	$5,700	$1,005	$—	$6,705
As of December 31, 2008:
Total assets	$383,966	$130,062	$15,869	$529,897
Goodwill	$48,549	$13,470	$—	$61,519
Capital expenditures	$7,000	$1,514	$—	$8,514

16.   Fair Value of Financial Instruments

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels as follows: 1) using quoted prices in active markets for identical assets or liabilities, 2) “significant other observable inputs” and 3) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The fair market value of debt is determined using the trading price of public debt or a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. We calculate the fair value of our mortgage and other loans, and unsecured notes payable by using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  The carrying value of the FHB Credit Facility approximates its fair value.

 At December 31, 2009, the carrying value and estimated fair value of the mortgage and other loans were $406.4 million and $376.8 million, respectively.  At December 31, 2008, the carrying value and estimated fair value of the mortgage and other loans were $400.1 million and $390.4 million, respectively. At December 31, 2009, the carrying value and estimated fair value of the unsecured notes payable to related parties were $21.1 million and $23.1 million, respectively.  At December 31, 2008, the carrying value and estimated fair value of the unsecured notes payable to related parties were $23.8 million and $24.6 million, respectively.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

17.   Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2009 and 2008:

	Pacific Office Properties Trust, Inc.
	Three Months Ended
	December 31,		September 30,	June 30,	March 31,
	2009		2009	2009	2009
	(In thousands, except common share information)
Total revenue	$18,106		$17,744	$18,019	$18,770
Net loss	$(5,808)		$(6,104)	$(5,810)	$(5,483)
Net loss attributable to common stockholders	$(12,200	) (1)	$(1,241)	$(1,116)	$(1,056)
Net loss per common share — basic and diluted	$(3.17	) (1)	$(0.40)	$(0.37)	$(0.35)
Weighted average number of common shares outstanding — basic and diluted	3,850,520		3,112,888	3,034,122	3,031,125

	Pacific Office Properties Trust, Inc.
	Three Months Ended				Waterfront
	December 31, 2008	September 30, 2008	June 30, 2008	March 20, 2008 to March 31, 2008 (2)	January 1, 2008 to March 19, 2008
	(In thousands, except common share information)
Total revenue	$19,765	$18,599	$18,254	$2,326	$5,162
Loss before non-controlling interests	$(6,157)	$(6,221)	$(7,106)	$(16,922)	$(971)
Net loss	$(1,077)	$(1,188)	$(1,374)	$(3,102)	$(971)
Net loss per common share — basic and diluted	$(0.36)	$(0.39)	$(0.45)	$(1.02)
Weighted average number of common shares outstanding — basic and diluted	3,031,125	3,031,125	3,031,125	3,031,125
___________

(1)       Includes a one-time non-cash, fair value adjustment of preferred units of approximately $58.6 million.

(2)       Amounts have been updated to reflect the deconsolidation of a property, in which we own 7.5% managing interest, which was consolidated in the financial statements reported in our Form 10-Q for the quarter ended March 31, 2008.  On April 1, 2008, the partnership agreement was modified which provided substantive participating rights to the non-managing member.

18.   Subsequent Events

On January 5, 2010, the Company filed with the Maryland State Department of Assessments and Taxation (i) articles of amendment to its charter increasing the number of authorized shares of common stock by 400,000,000 shares and (ii) classifying and designating 40,000,000 shares of common stock as a series of “Senior Common Stock” and establishing the terms of such series.  The Senior Common Stock ranks senior to the Company’s common stock and Class B Common Stock with respect to payments of dividends and distribution of amounts upon liquidation, dissolution or winding up.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock will be entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Company’s common stock exceed its current rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the common stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Proportionate Voting Preferred Stock.  Each share of Senior Common Stock is entitled to one vote on each matter to be voted upon by our stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of common stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.

Pacific Office Properties Trust, Inc.

Notes to Combined Consolidated Financial Statements

18.   Subsequent Events (continued)

On January 12, 2010, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration statement on Form S-11 providing for the issuance and sale of up to 40,000,000 shares of Senior Common Stock at a price of $10.00 per share. The Senior Common Stock is being sold in a continuous offering through an affiliated dealer-manager on a “best efforts” basis.  The Company does not intend to list the Senior Common Stock on any exchange. The Company intends to use substantially all of the net proceeds from the offering to acquire office properties, either directly or through joint ventures with institutional investors, to make other real estate-related investments and to fund other capital needs such as repayment of debt and other property and corporate expenses.

 On March 11, 2010, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the first quarter of 2010. The dividend will be paid on April 15, 2010 to stockholders of record as of March 31, 2010. Commensurate with our declaration of this cash dividend, we also declared cash distributions of $0.05 per Common Unit and $0.125 per Preferred Unit of the Operating Partnership, which will be paid on April 15, 2010 to holders of record as of March 31, 2010.

PACIFIC OFFICE PROPERTIES TRUST, INC.

SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
(dollars in thousands)

						Gross Amounts
					Costs	at Which Carried
			Initial Costs		Capitalized	at December 31, 2009							Depreciable
Office				Bldg. and	Subsequent to		Bldg. and		Accumulated	Date		Date	Life
Property Name	Location	Encumbrances	Land	Imp.(1)	Acquisition	Land	Imp.(1)	Total	Depreciation	Built(2)		Acquired	(Years)
Clifford Center	Hawaii	$3,501	$50	$8,279	$990	$50	$9,268	$9,318	$1,051	1964		2008	5-39
Pacific Business News Building	Hawaii	11,653	5,414	5,911	1,565	5,472	7,417	12,889	832	1964		2008	5-39
Davies Pacific Center	Hawaii	95,000	15,587	83,181	3,274	15,587	86,453	102,040	6,725	1972		2008	3-34
Pan Am Building	Hawaii	60,000	17,700	52,027	1,415	17,700	53,442	71,142	4,343	1969		2008	4-42
City Square	Arizona	54,517	20,208	61,099	2,326	20,208	63,425	83,633	6,979	1961/’65/’71		2008	2-40
Sorrento Technology Center	California	11,800	5,872	7,711	15	5,872	7,726	13,598	835	1984		2008	5-35
First Insurance Center	Hawaii	52,000	10,588	43,482	1,144	10,588	44,629	55,217	2,542	1983		2008	5-41
Waterfront	Hawaii	111,000	—	63,068	8,393	—	71,087	71,087	12,723	1988/2006	(3)	2004	5-42
AZL Land	Arizona	—	56	—	—	56	—	56	—			2008
Total		$399,471	$75,475	$324,758	$19,122	$75,533	$343,447	$418,980	$36,030

(1) Includes building and improvements; land improvements; tenant improvements, furniture, fixtures and equipment; and construction in progress.

(2) Represents the year in which the property was first placed in service.

(3) Year built/renovated.

	Pacific Office Properties Trust, Inc.		Waterfront
	From January 1, 2009 through December 31, 2009	From March 20, 2008 through December 31, 2008	From January 1, 2008 through March 19, 2008
		(in thousands)
Real Estate Properties:
Balance, beginning of period	$413,914	$68,062	$68,373
Additions and improvements	6,708	346,168
Write off of property	(1,642)	(316)	(311)
Balance, end of period	$418,980	$413,914	$68,062
Accumulated depreciation:
Balance, beginning of period	$21,257	$9,015	$8,786
Depreciation	15,861	12,379	229
Write off of property	(1,088)	(137)	-
Balance, end of period	$36,030	$21,257	$9,015