Form 10-Q
period 2010-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2010-05-07
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 3, 2010 there were issued and outstanding 3,850,420 shares of common stock listed on the NYSE Amex, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 5,200 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4T. Controls and Procedures	39
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. (Removed and Reserved)	40
Item 5. Other Information	40
Item 6. Exhibits	40
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer and Chief Financial Officer

i

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Investments in real estate, net	$381,439	$382,950
Cash and cash equivalents	3,844	2,354
Restricted cash	6,910	7,348
Rents and other receivables, net	6,201	6,471
Intangible assets, net	31,691	33,228
Other assets, net	6,181	5,055
Goodwill	62,019	62,019
Investment in unconsolidated joint ventures	10,366	10,911
Total assets	$508,651	$510,336

LIABILITIES AND EQUITY
Mortgage and other loans, net	$409,505	$406,439
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	23,843	22,000
Acquired below market leases, net	9,001	9,512
Total liabilities	463,453	459,055

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, one share of Proportionate
Voting Preferred Stock issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Senior Common Stock, $0.0001 par value, 40,000,000 shares authorized, 0 shares issued and outstanding at
March 31, 2010; 0 shares authorized, issued and outstanding at December 31, 2009	-	-
Common Stock, $0.0001 par value, 599,999,900 shares authorized, 3,850,420 shares issued and outstanding at
March 31, 2010; 239,999,900 shares authorized, 3,850,420 shares issued and outstanding at December 31, 2009	185	185
Class B Common Stock, $0.0001 par value, 100 shares authorized, issued and outstanding at March 31, 2010
and December 31, 2009	-	-
Additional paid-in capital	50	-
Cumulative deficit	(133,814)	(132,511)
Total stockholders' equity	(133,579)	(132,326)
Non-controlling interests	178,777	183,607
Total equity	45,198	51,281
Total liabilities and equity	$508,651	$510,336

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the quarter ended March 31,
	2010	2009

Revenue:
Rental	$10,409	$10,906
Tenant reimbursements	5,408	5,722
Parking	2,022	2,057
Other	95	85
Total revenue	17,934	18,770

Expenses:
Rental property operating	9,619	9,915
General and administrative	607	1,149
Depreciation and amortization	5,772	6,527
Interest	6,603	6,719
Total expenses	22,601	24,310

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(4,667)	(5,540)
Equity in net earnings of unconsolidated
joint ventures	11	54
Non-operating income	-	3
Net loss	(4,656)	(5,483)
Net loss attributable to non-controlling
interests	3,548	4,427
Net loss attributable to common stockholders	$(1,108)	$(1,056)

Net loss per common share - basic and diluted	$(0.29)	$(0.35)

Weighted average number of common shares
outstanding - basic and diluted	3,850,520	3,031,125

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the quarter ended March 31,
	2010	2009

Operating activities
Net loss	$(4,656)	$(5,483)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,772	6,527
Interest amortization	329	385
Other share based compensation	50	40
Below market lease amortization, net	(511)	(631)
Equity in net earnings of unconsolidated joint ventures	(11)	(54)
Net operating distributions received from unconsolidated
joint ventures	60	60
Bad debt expense	91	632
Changes in operating assets and liabilities:
Restricted cash used for operating activities	510	2,017
Rents and other receivables	179	300
Other assets	(878)	(741)
Accounts payable and other liabilities	887	1,132
Net cash provided by operating activities	1,822	4,184
Investing activities
Acquisition and improvement of real estate	(1,419)	(641)
Capital distributions from equity investees	496	435
Payment of leasing commissions	(256)	(58)
Increase in restricted cash used for capital expenditures	(72)	(426)
Net cash used in investing activities	(1,251)	(690)
Financing activities
Repayment of mortgage notes payable	(130)	(123)
Borrowings from revolving credit facility	3,100	-
Deferred financing costs	-	(8)
Offering costs	(407)	(237)
Security deposits	(168)	(27)
Dividends	(193)	(152)
Distributions to non-controlling interests	(1,283)	(1,283)
Net cash provided by (used in) financing activities	919	(1,830)
Increase in cash and cash equivalents	1,490	1,664
Balance at beginning of period	2,354	3,384
Balance at end of period	$3,844	$5,048
Supplemental cash flow information
Interest paid	$5,858	$5,862

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Accrued capital expenditures	$914	$857

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Organization and Ownership

Pacific Office Properties

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc. (the “Company”) and its subsidiaries and joint ventures. Through our controlling interest in Pacific Office Properties, L.P. (the “UPREIT” or the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we own and operate office properties in selected submarkets of long term growth markets in Honolulu and the western United States, including southern California and the greater Phoenix metropolitan area. We operate as a real estate investment trust (“REIT”) for federal income tax purposes. We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler. The Advisor is responsible for our day-to-day operation and management.  See Note 12 for a detailed discussion of the Advisor’s role.

Through our Operating Partnership, as of March 31, 2010, we owned whole interests in eight fee simple and leasehold office properties and we owned ownership interests in seven joint ventures (including management ownership interests in six of those seven) holding 16 office properties, comprising approximately 4.7 million square feet of leasable area in Honolulu, southern California and the greater Phoenix metropolitan areas (the “Property Portfolio”).  Our property statistics as of March 31, 2010, were as follows:

			Property
	Number of		Portfolio
	Properties	Buildings	Sq. Ft.
Wholly-owned properties	8	11	2,265,339
Unconsolidated joint ventures properties	16	34	2,417,359
Total	24	45	4,682,698

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The financial statements of the Company for all periods presented herein have not been audited by an independent registered public accounting firm. Further, the interim results of operations for the aforementioned periods are not necessarily indicative of the results of operations that might be expected for a given fiscal year.

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation with no corresponding net effect on the previously reported consolidated results of operations, financial position of the Company.  Our consolidated statement of cash flows has been adjusted to separate restricted cash amounts related to operating activities (i.e. tax and insurance reserves) from restricted cash amounts related to investing activities (i.e. capital expenditures).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Joint Ventures

Our investments in joint ventures are accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures. Our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. Accordingly, we have determined that the equity method of accounting is appropriate for our investments in joint ventures.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of March 31, 2010, none of our subsidiaries were considered a TRS.

Earnings per Share

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

Investments in real estate properties are stated at cost, less accumulated depreciation and amortization. A portion of certain assets comprising the Contributed Properties are stated at their historical net cost basis in an amount attributable to the ownership interests in the Contributed Properties owned by Jay H. Shidler. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.  Beginning January 1, 2009, transaction costs related to acquisitions are expensed, rather than included with the consideration paid.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In connection with the Transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Code. However, during 2009 we became aware that, prior to the consummation of the Transactions, AZL historically invested excess cash from time to time in money market funds that, in turn, were invested exclusively or primarily in short-term federal government securities.  Additionally, during 2009 we became aware that AZL made two investments in local government obligations.  Our predecessor, AZL, with no objection from outside advisors, treated these investments as qualifying assets for purposes of the 75% gross asset test.  However, if these investments were not qualifying assets for purposes of the 75% gross asset test, then AZL may not have satisfied the REIT gross asset tests for certain quarters, in part, because they may have exceeded 5% of the gross value of AZL’s assets.  If these investments resulted in AZL’s noncompliance with the REIT gross asset tests, however, we and our predecessor, AZL, would retain qualification as a REIT pursuant to certain mitigation provisions of the Code, which provide that so long as any noncompliance was due to reasonable cause and not due to willful neglect, and certain other requirements are met, qualification as a REIT may be retained but a penalty tax would be owed.  Any potential noncompliance with the gross asset tests would be due to reasonable cause and not due to willful neglect so long as ordinary business care and prudence were exercised in attempting to satisfy such tests.  Based on our review of the circumstances surrounding the investments, we believe that any noncompliance was due to reasonable cause and not due to willful neglect.  Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the gross asset tests (and have paid the appropriate penalty tax), and, therefore, our qualification, and that of our predecessor, AZL, as a REIT should not be affected.  The Internal Revenue Service is not bound by our determination, however, and no assurance can be provided that the Internal Revenue Service will not assert that AZL failed to comply with the REIT gross asset tests as a result of the money market fund investments and the local government securities investments and that such failures were not due to reasonable cause.  If the Internal Revenue Service were to successfully challenge this position, then it could determine that we and AZL failed to qualify as a REIT in one or more of our taxable years.  As a result, we recorded an adjustment to and finalized the purchase price allocation we previously recorded upon consummation of the Transactions. This adjustment resulted in an increase to goodwill by approximately $0.5 million in our consolidated balance sheet at December 31, 2009.

Mortgage and Other Loans

Mortgage and other loans assumed upon acquisition of related real estate properties are stated at estimated fair value upon their respective dates of assumption, net of unamortized discounts or premiums to their outstanding contractual balances.

Amortization of discount and the accretion of premiums on mortgage and other loans assumed upon acquisition of related real estate properties are recognized from the date of assumption through their contractual maturity date using the straight-line method, which approximates the effective interest method.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Revenue Recognition

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Rents and other receivables, net” on the accompanying condensed consolidated balance sheets. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Lease termination fees, net of the write-off of associated intangible assets and liabilities and straight-line rent balances which are included in other revenues of the accompanying condensed consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill is reviewed for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment. As of March 31, 2010, nothing has come to our attention to cause us to believe that our carrying amount of goodwill is impaired.  The factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions.

 Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the three months ended March 31, 2010 and 2009.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net”, in the accompanying condensed consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors to evaluate the level of reserve necessary, including historical termination, default activity and current economic conditions. At March 31, 2010, the balance of the allowance for doubtful accounts was $0.6 million, compared to $1.1 million at December 31, 2009.

Preferred Units

Preferred Units have fixed rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit. Accordingly, income or loss of the Operating Partnership is allocated among the general partner interest and limited partner common interests after taking into consideration distribution rights allocable to the Preferred Units.  As a result of changes to the redemption features on December 30, 2009, we recorded an increase in the recorded amount of the Preferred Units to their current fair value.  See Note 11 for additional detail.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Leasing Commissions

Leasing commissions are capitalized and amortized on a straight-line basis over the life of the related lease.  The payment of leasing commissions is included in cash used in investing activities on the accompanying condensed consolidated statement of cash flows because we believe that paying leasing commissions for good tenants is a prudent investment in increasing the value of our income-producing assets.

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

Stock-Based Compensation

All share-based payments to employees, including directors, are recognized in the consolidated statement of operations based on their fair values. See Note 13 for a more detailed discussion.

Segments

We own and operate office properties in the western United States.  We have concentrated initially on two long-term growth submarkets, Honolulu and the western United States mainland (in particular, southern California and the greater Phoenix metropolitan area).  We consider each of our properties to be an operating segment.  We aggregate the operating segments into two geographic segments on the basis of how the properties are managed and how our chief operating decision maker allocates resources and their similar economic characteristics.  See Note 14 for additional details.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance which requires us to perform an on-going reassessment of whether our enterprise is the primary beneficiary of a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Our adoption of the guidance on January 1, 2010 did not have an impact on our consolidated results of operations and financial position.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In January 2010, the FASB issued guidance to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary.  The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity.  The new guidance is effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  Our adoption of this guidance on January 1, 2010 did not have an impact on our consolidated results of operations and financial position.

3.	Investments in Real Estate, net

Our investments in real estate, net, at March 31, 2010, and at December 31, 2009, are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009

Land and land improvements	$76,054	$76,054
Building and building improvements	310,601	310,507
Tenant improvements	27,866	27,707
Construction in progress	5,154	3,311
Furniture, fixtures and equipment	1,401	1,401
Investments in real estate	421,076	418,980
Less: accumulated depreciation	(39,637)	(36,030)
Investments in real estate, net	$381,439	$382,950

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.	Intangible Assets and Acquired Above and Below Market Lease Liabilities

Our identifiable intangible assets and acquired above and below market leases, net at March 31, 2010, and at December 31, 2009, are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009

Acquired leasing commissions
Gross amount	$9,146	$8,857
Accumulated amortization	(4,513)	(4,212)
Net balance	$4,633	$4,645

Acquired leases in place
Gross amount	$16,893	$17,171
Accumulated amortization	(10,760)	(10,234)
Net balance	$6,133	$6,937

Acquired tenant relationship costs
Gross amount	$19,581	$19,581
Accumulated amortization	(5,039)	(4,419)
Net balance	$14,542	$15,162

Acquired other intangibles
Gross amount	$7,744	$7,767
Accumulated amortization	(1,361)	(1,283)
Net balance	$6,383	$6,484

Intangible assets, net	$31,691	$33,228

Acquired below market leases
Gross amount	$15,452	$15,571
Accumulated amortization	(5,918)	(5,447)
Net balance	9,534	10,124

Acquired above market leases
Gross amount	$2,214	$2,218
Accumulated amortization	(1,681)	(1,606)
Net balance	533	612
Acquired below market leases, net	$9,001	$9,512

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

At March 31, 2010 and December 31, 2009, the JV Basis Differential, net, was approximately $1.5 million, respectively, and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. For the three months ended March 31, 2010 and 2009, the amount of JV Basis Differential amortization expense was not significant.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Revenues:
Rental	$11,561	$9,309
Other	2,250	2,165
Total revenues	13,811	11,474

Expenses:
Rental operating	5,468	4,765
Depreciation and amortization	5,998	4,745
Interest	5,631	3,938
Total expenses	17,097	13,448
Net loss	$(3,286)	$(1,974)

Equity in net earnings (loss)
of unconsolidated joint venture	$11	$54

	As of	As of
	March 31, 2010	December 31, 2009
Investment in real estate, net	$388,560	$400,700
Other assets	69,854	61,225
Total assets	$458,414	$461,925

Mortgage and other loans	$366,352	$366,543
Other liabilities	16,477	14,856
Total liabilities	$382,829	$381,399

Investment in unconsolidated joint ventures	$10,366	$10,911

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.	Other Assets, net

Other assets, net consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Deferred loan fees, net of accumulated amortization of $1.4 million
and $1.2 million at March 31, 2010 and December 31, 2009, respectively	$1,859	$2,008
Equity offering costs	2,249	1,842
Prepaid expenses	2,073	1,204
Other	-	1
Total other assets, net	$6,181	$5,055

7. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts payable	$1,338	$597
Interest payable	3,039	2,644
Deferred revenue	1,799	2,039
Security deposits	2,614	2,782
Deferred straight-line ground rent	7,143	6,620
Related party payable (Note 12 )	1,194	1,113
Accrued expenses	6,104	5,599
Asset retirement obligations	612	606
Total accounts payable and other liabilities	$23,843	$22,000

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.           Mortgage and Other Loans

A summary of our mortgage and other loans, net, at March 31, 2010 is as follows (in thousands):

PROPERTY	OUTSTANDING PRINCIPAL BALANCE	UNAMORTIZED PREMIUM (DISCOUNT)	NET	INTEREST RATE AT MARCH 31, 2010	MATURITY DATE	AMORTIZATION
Pacific Business News Building	$11,613	$1	$11,614	6.98%	4/6/2010 (a)	360 months
City Square	27,500	(52)	27,448	5.58%	9/1/2010	Interest Only
City Square (b)	27,017	-	27,017	LIBOR + 2.35%	9/1/2010	Interest Only
Clifford Center	3,433	-	3,433	6.00%	8/15/2011(c)	132 months
First Insurance Center	38,000	(538)	37,462	5.74%	1/1/2016	Interest Only
First Insurance Center	14,000	(200)	13,800	5.40%	1/6/2016	Interest Only
Sorrento Technology Center	11,779	(168)	11,611	5.75%	1/11/2016	360 months
Pan Am Building	60,000	(35)	59,965	6.17%	8/11/2016	Interest Only
Waterfront Plaza	100,000	-	100,000	6.37%	9/11/2016	Interest Only
Waterfront Plaza	11,000	-	11,000	6.37%	9/11/2016	Interest Only
Davies Pacific Center	95,000	(892)	94,108	5.86%	11/11/2016	Interest Only
Subtotal	$399,342	$(1,884)	$397,458
Revolving line of credit (d)	12,047	-	12,047	1.85%	9/2/2011	Interest Only
Total	$411,389	$(1,884)	$409,505

____________
(a)	The loan secured by the Pacific Business News Building has matured and we have not repaid the principal balance. The Company is currently in negotiations with the lender.

(b)
With regard to the City Square loan with an outstanding balance of $27.0 million at March 31, 2010, the Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%. The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this loan.

(c)	The terms of the Clifford Center loan provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee, which the Company expects to exercise.

(d)
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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At March 31, 2010, the Operating Partnership was subject to a $0.6 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within our control. We believe that the subject conditions will be satisfied by management prior to, or during, the second quarter ending June 30, 2010, and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.  As such, we have not recorded this as a liability because the probability for recourse is remote.

The scheduled maturities for our mortgages and other loans for the periods succeeding March 31, 2010 are as follows (in thousands and includes scheduled principal paydowns):

April 1, 2010 to December 31, 2010	$66,447
2011	15,423
2012	157
2013	168
2014	179
Thereafter	329,015
Total	$411,389

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of March 31, 2010 and December 31, 2009, we had outstanding borrowings of $12.0 million and $8.9 million, respectively, under the FHB Credit Facility.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.	Unsecured Notes Payable to Related Parties

At March 31, 2010 and December 31, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, respectively, which were originally issued upon the exercise of an option granted to us by Venture and its affiliates as part of the Transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

On September 23, 2009, the Operating Partnership entered into an Exchange Agreement (the “Exchange Agreement”) with certain of our affiliates (collectively, the “Transferors”).  Pursuant to the terms and conditions of the Exchange Agreement, on September 25, 2009, certain unsecured subordinated promissory notes, in the aggregate outstanding amount (including principal and accrued interest) of approximately $3.0 million, issued by the Operating Partnership to the Transferors were exchanged for 789,095 shares of our common stock.  The price per share of the Company’s common stock issued pursuant to the Exchange Agreement was $3.82, which represented the volume-weighted average closing market price per share of the Company’s common stock on the NYSE Amex for the thirty trading days preceding the date of the Exchange Agreement.

For the period from March 20, 2008 through March 31, 2010, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At March 31, 2010 and at December 31, 2009, $3.0 million and $2.6 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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
(unaudited)

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties acquired in the Transactions, we recorded conditional asset retirement obligations related to asbestos removal. As of March 31, 2010 and December 31, 2009, the liability in our condensed consolidated balance sheets for conditional asset retirement obligations was $0.3 million for both periods. The accretion expense for the three months ended March 31, 2010 and 2009 was not significant.

Clifford Center Ground Lease

We are subject to a surrender clause under the Clifford Center property ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land if we have not complied with certain other provisions of the ground lease. These provisions require us to: (1) only make significant improvements or alterations to the building under the supervision of a licensed architect and/or structural engineer with lessor’s written approval; (2) comply with the Americans with Disabilities Act of 1990; and (3) comply with all federal, state, and local laws regarding the handling and use of hazardous materials. The requirement to remove the improvements is contingent, first, on our failure to comply with the terms of the lease and, second, upon the cost of compliance with the lease exceeding the estimated value of the improvements. To our knowledge, we are in substantial compliance with the Americans with Disabilities Act of 1990, all work is supervised by licensed professionals, and we are not aware of any violations of laws regarding the handling or use of hazardous materials at the Clifford Center property. If we fail to satisfy any of these requirements in the future, the obligation is subject to the lessor’s decision to require the improvements to be removed. We intend to satisfy the requirements of the agreement.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of March 31, 2010 and December 31, 2009, the liability in our condensed consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three months ended March 31, 2010 and 2009, respectively.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Purchase Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of March 31, 2010, this amount is projected to be $12.9 million, of which $1.8 million will be funded through reserves currently classified as restricted cash.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditures.

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

11.	Equity and Earnings per Share

Total Equity

The changes in total equity for the period from December 31, 2009 to March 31, 2010 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interests	Total

Balance at December 31, 2009	$(132,326)	$183,607	$51,281
Net loss	(1,108)	(3,548)	(4,656)
Stock compensation	50	-	50
Dividends and distributions	(195)	(1,282)	(1,477)
Balance at March 31, 2010	$(133,579)	$178,777	$45,198

Stockholders’ Equity

Our common stock listed on NYSE Amex (the “Listed Common Stock”) and Class B Common Stock are identical in all respects, except that in the event of liquidation the Class B Common Stock will not be entitled to any portion of our net assets, which will be allocated and distributed to the holders of the common stock. Shares of our Listed Common Stock and Class B Common Stock vote together as a single class and each share is entitled to one vote on each matter to be voted upon by our stockholders. Dividends on the Listed Common Stock and Class B Common Stock are payable at the discretion of our Board of Directors.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On January 12, 2010, we commenced a registered continuous public offering of up to 40,000,000 shares of our Senior Common Stock, which ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock will be entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Listed Common Stock exceed its current rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s common stock (including the Listed Common Stock, the Class B Common Stock and the Senior Common Stock) is entitled to one vote on each matter to be voted upon by the Company’s stockholders.   Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.

Our Advisor has determined that the aggregate fair market value of our equity classes junior to the Senior Common Stock (calculated as described in the prospectus for the offering of Senior Common Stock) exceeds $100 million, and accordingly, that the estimated fair market value of the Senior Common Stock is its liquidation preference of $10.00 per share plus any accrued and unpaid dividends.

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to 78.78% of the Common Units and all of the Preferred Units outstanding as of March 31, 2010. During the quarter ended March 31, 2010, no Common Units or Preferred Units were redeemed or issued. As of March 31, 2010, 46,896,795 shares of our common stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our common stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2010, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million.

On December 30, 2009, we amended certain provisions of the Partnership Agreement relating to the redemption rights of the Common Units and Preferred Units.  The Common Units issued on the Effective Date were reclassified as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of common stock or a new class of C Common Units, which have no redemption rights, as elected by a majority of our independent directors.  All other outstanding Common Units were reclassified as Class A Common Units, which are redeemable by the holders on a one-for-one basis for shares of common stock or cash, as elected by a majority of our independent directors.  If converted, the Preferred Units will convert into Class B Common Units.  Furthermore, the Preferred Unit put option was modified by eliminating the various alternative currencies possible upon exercise of the put and permitting only the issuance of new preferred units in settlement of an exercised put.  The modification of the terms of the Preferred Units was more than inconsequential and therefore triggered a revaluation of the Preferred Units to their fair value on the modification date.  As a result of the amendments to the Partnership Agreement, the Non-Controlling Interests attributable to the Common Units and Preferred Units were reclassified from mezzanine equity to permanent equity on the consolidated balance sheet.  Simultaneously, the excess of market value over carrying value for the Preferred Units was booked as a Fair value adjustment of Preferred Units on the consolidated statement of operations.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on all matters on which the common stockholders are entitled to vote.  The number of votes that the Advisor is entitled to cast equals the total number of common shares issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the Transactions.  This number will decrease to the extent that these Operating Partnership units are redeemed for common shares in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  The Advisor has agreed to vote the Proportional Voting Preferred Stock as directed by Venture, the holder of these Operating Partnership units. As of March 31, 2010, that share of Proportionate Voting Preferred Stock represented 92.3% of our voting power.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation.  The Company has the option to redeem the Proportionate Voting Preferred Stock at the Company’s election if the Advisory Agreement is terminated and the Company becomes self-advised.

As of March 31, 2010, Venture owned 46,173,693 shares of our common stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 93.8% and 95.9% of the total economic interest and voting power, respectively, in the Company.

Loss per Share

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

The following is the basic and diluted loss per share/unit (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2010	2009

Net loss attributable to common
share/unit holders - basic and diluted (1)	$(1,108)	$(1,056)

Weighted average number of common shares	3,850,520	3,031,125
Potentially dilutive common shares (2)
Restricted Stock Units (RSU)	—	—
Weighted average number of common
shares/units outstanding — basic and diluted	3,850,520	3,031,125
Net loss per share — basic and diluted	$(0.29)	$(0.35)

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

______________
Notes:

(1)
For the three months ended March 31, 2010 and March 31, 2009, net loss attributable to common stockholders includes $0.6 million of priority allocation to preferred unit holders each, respectively, which is included in non-controlling interests in the condensed consolidated statements of operations.

(2)
For the three months ended March 31, 2010 and March 31, 2009, the potentially dilutive effect of 52,630 and 24,240 restricted stock units, respectively, were not included in the net loss per share calculation as their effect is anti-dilutive. There were no securities outstanding at March 31, 2010 or March 31, 2009 which would, upon conversion, result in dilution of EPS.

Dividends and Distributions

On March 11, 2010, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the first quarter of 2010. The dividend was paid on April 15, 2010 to holders of record of common stock on March 31, 2010. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at March 31, 2010 in the amount of $0.05 per Common Unit, on April 15, 2010. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at March 31, 2010, on April 15, 2010.

Dividends declared are included in retained deficit in the accompanying condensed consolidated balance sheets. Distributions on Common and Preferred Units are included in non-controlling interests in the accompanying condensed consolidated balance sheets.

12.	Related Party Transactions

We are externally advised by our Advisor, an entity owned and controlled by Mr. Shidler and by its directors and officers, certain of whom are also our executive officers and who own substantial beneficial interests in our Company. Pursuant to our Advisory Agreement, our Advisor is entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum.  Although we are responsible for all direct expenses incurred by us for certain services for which we are the primary service obligee, our Advisor bears the cost and is not reimbursed by us for any expenses incurred by it in the course of performing operational advisory services for us, which expenses include, but are not limited to, salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies.  The corporate management fee is subject to reduction of up to $750,000 based upon the amounts of the direct costs that we bear. Additionally, our Advisor and its affiliates are entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, leasing fees consistent with the prevailing market as well as property transaction fees in an amount equal to 1% of the contract price of any acquired or disposed property; however, such property management fees, leasing fees, and property transaction fees must be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2010 and 2009, we incurred $0.2 million, net in both periods, in corporate management fees attributable to the Advisor which have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations.  Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the three months ended March 31, 2010 and 2009. Included in accounts payable and other liabilities in our condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, was $1.2 million and $1.1 million, respectively, of amounts payable to related parties which primarily consist of rental revenues received by us subsequent to the date of the Transactions, but that related to the Contributed Properties prior to the date of the Transactions.

We paid amounts to our Advisor and its related parties for services provided relating to property management, leasing, property transactions and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Property management fees to affiliates of Advisor (1)	$767	$836
Leasing commissions (2)	228	59
Corporate management fees to Advisor	188	187
Interest	483	437
Construction management fees and other	13	6
Total	$1,679	$1,525

(1)	Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.

(2)	Leasing commissions are capitalized as deferred leasing costs and are amortized over the life of the related lease.

We lease commercial office space to affiliated entities. The rents from these leases totaled $0.2 million each for the three months ended March 31, 2010 and 2009.

Related Party Financing Transactions

On August 19, 2009, we entered into an interim financing agreement with Shidler LP.  Upon execution, Shidler LP provided us with a principal sum of $3.0 million, bearing interest of 7.0% per annum.  The maturity date of the note was ninety days following the date of the promissory note.  We repaid the $3.0 million note on September 22, 2009, which included an insignificant amount of interest.

On September 2, 2009, as security for the FHB Credit Facility, Shidler LP pledged to the Lender (the “Shidler LP Pledge”) a certificate of deposit in the principal amount of $10 million (the “Certificate of Deposit”).  As a condition to the Shidler LP Pledge, our Operating Partnership and Shidler LP entered into an Indemnification Agreement, effective as of September 2, 2009 (the “Indemnification Agreement”), pursuant to which we agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the Shidler LP Pledge.  In addition, to the extent that all or any portion of the Certificate of Deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full to Shidler LP.  Pursuant to the Indemnification Agreement, we also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $10.0 million principal amount of the Certificate of Deposit.  As of December 30, 2009, the amount of the security was increased to $15.0 million.  As of March 31, 2010, we have $0.05 million of accrued interest attributable to the Shidler LP Pledge included in accounts payable and other liabilities in the accompanying consolidated balance sheets.  See Note 8 for more discussion on the FHB Credit Facility.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At March 31, 2010 and December 31, 2009, $3.0 million and $2.6 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. See Note 9 for a detailed discussion on these notes payable.

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

On May 21, 2008, the Company issued restricted stock awards representing 24,240 shares under the 2008 Directors’ Plan, which awards vested on the date of the Company’s 2009 annual meeting. The grant date fair value of each restricted stock unit was $6.60, which was the closing stock price on May 21, 2008. On June 19, 2009, the Company issued a restricted stock award representing 6,060 shares under the 2008 Directors’ Plan, which vested immediately upon issuance. The grant date fair value of each restricted stock unit was $3.80, which was the closing stock price on June 19, 2009. Accordingly, the Company recognized less than $0.1 million of compensation expense attributable to the 2008 Directors’ Plan during the three months ended March 31, 2010 and 2009, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, all of our share-based payments to directors in 2008 are vested.

On June 19, 2009, the Company issued restricted stock units representing 52,630 shares under the 2008 Directors’ Plan, which awards vest on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $3.80, which was the Company’s closing stock price on June 19, 2009.

14.	Segment Reporting

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three months ended March 31, 2010 and 2009 (in thousands):

	For the three months ended March 31, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,250	$3,155	$4	$10,409
Tenant reimbursements	5,173	235	—	5,408
Parking	1,781	241	—	2,022
Other	38	7	50	95
Total revenue	14,242	3,638	54	17,934
Expenses:
Rental property operating	8,004	1,615	—	9,619
General and administrative	—	—	607	607
Depreciation and amortization	3,961	1,811	—	5,772
Interest	5,224	823	556	6,603
Total expenses	17,189	4,249	1,163	22,601
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(2,947)	$(611)	$(1,109)	$(4,667)
Equity in net earnings of unconsolidated joint ventures				11
Non-operating income				-
Net loss attributable to non-controlling interests				3,548
Net loss attributable to common stockholders				$(1,108)

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	For the three months ended March 31, 2009
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,596	$3,306	$4	$10,906
Tenant reimbursements	5,435	287	—	5,722
Parking	1,807	250	—	2,057
Other	25	10	50	85
Total revenue	14,863	3,853	54	18,770
Expenses:
Rental property operating	7,865	2,050	—	9,915
General and administrative	—	—	1,149	1,149
Depreciation and amortization	4,598	1,929	—	6,527
Interest	5,230	836	653	6,719
Total expenses	17,693	4,815	1,802	24,310
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(2,830)	$(962)	$(1,748)	$(5,540)
Equity in net earnings of unconsolidated joint ventures				54
Non-operating income				3
Net loss attributable to non-controlling interests				4,427
Net loss attributable to common stockholders				$(1,056)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of March 31, 2010 and December 31, 2009 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
Total assets:
March 31, 2010	$371,154	$123,492	$14,005	$508,651
December 31, 2009	$372,403	$124,454	$13,479	$510,336
Total goodwill:
March 31, 2010	$40,416	$21,603	$-	$62,019
December 31, 2009	$40,416	$21,603	$-	$62,019
Capital expenditures
For the three months ended:
March 31, 2010	$2,303	$30	$-	$2,333
March 31, 2009	$479	$162	$-	$641

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15.	Fair Value of Financial Instruments

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

At March 31, 2010, the carrying value and estimated fair value of the mortgage and other loans were $409.5 million and $382.5 million, respectively.  At December 31, 2009, the carrying value and estimated fair value of the mortgage and other loans were $406.4 million and $376.8 million, respectively.  At March 31, 2010, the carrying value and estimated fair value of the unsecured notes payable to related parties were $21.1 million and $23.6 million, respectively. At December 31, 2009, the carrying value and estimated fair value of the unsecured notes payable to related parties were $21.1 million and $23.1 million, respectively.

16.	Subsequent Events

None.

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

Pacific Office Properties Trust, Inc.

Certain matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements. The risks and uncertainties inherent in such statements may cause actual future events or results to differ materially and adversely from those described in the forward-looking statements.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are a Maryland corporation and have elected to be treated as a REIT under the Code. Our common stock is currently listed and publicly traded on the NYSE Amex under the symbol “PCE”. We are primarily focused on owning and operating office properties in the western United States, concentrating initially on the long-term growth submarkets of Honolulu, southern California, and the greater Phoenix metropolitan area. For a detailed discussion of our segment operations, please see Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Pacific Office Properties Trust, Inc.

As of March 31, 2010, our Property Portfolio consisted of 24 institutional quality office properties, including co-owned properties, comprising 4.7 million rentable square feet in 45 separate buildings.  Each of our properties is suitable and adequate for its intended use.  Currently, approximately half of our Property Portfolio, on a rentable area basis, is owned in partnership with institutional investors.  The following table contains descriptive information about our properties owned as of March 31, 2010.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)
Consolidated Properties

Waterfront Plaza
500 Ala Moana Blvd.	1	534,475	100.0%	$17,045,197
Honolulu, HI 96813

Davies Pacific Center
841 Bishop Street	1	353,224	100.0%	11,086,139
Honolulu, HI 96813

Pan Am Building
1600 Kapiolani Blvd.	1	209,889	100.0%	7,230,408
Honolulu, HI 96814

First Insurance Center
1100 Ward Avenue	1	202,992	100.0%	7,188,924
Honolulu, HI 96814

PBN Building
1833 Kalakaua Avenue	1	90,559	100.0%	2,058,420
Honolulu, HI 96815

Clifford Center
810 Richards Street	1	72,415	100.0%	1,961,100
Honolulu, HI 96813

Sorrento Technology Center
10140 Barnes Canyon Rd.	2	63,363	100.0%	1,582,836
10180 Barnes Canyon Rd.
San Diego, CA 92121

City Square
3800 N. Central Ave.	3	738,422	100.0%	10,781,256
3838 N. Central Ave.
4000 N. Central Ave.
Phoenix, AZ 85012

Total Consolidated Properties	11	2,265,339		$58,934,280

Pacific Office Properties Trust, Inc.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)

Joint Venture Properties

Torrey Hills Corp. Center
11250 El Camino Real	1	24,066	32.2%	$872,436
San Diego, CA 92130

Palomar Heights Plaza
5860 Owens Avenue	3	45,538	32.2%	680,520
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008

Palomar Heights Corp. Center
5857 Owens Avenue	1	64,812	32.2%	1,588,560
Carlsbad, CA 92008

Scripps Ranch Bus. Park
9775 Business Park Ave.	2	47,248	32.2%	515,928
10021 Willow Creek Rd.
San Diego, CA 92131

Via Frontera Bus. Park
10965 Via Frontera Dr.	2	78,819	10.0%	1,103,637
10993 Via Frontera Dr.
San Diego, CA 92127

Poway Flex
13550 Stowe Drive	1	112,000	10.0%	1,048,320
Poway, CA 92064

Carlsbad Corp. Center.
1950 Camino Vida Roble	1	121,528	10.0%	1,868,064
Carlsbad, CA 92008

Pacific Office Properties Trust, Inc.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)

Savi Tech Center
22705 Savi Ranch Pkwy.	4	372,327	10.0%	$7,034,088
22715 Savi Ranch Pkwy.
22725 Savi Ranch Pkwy.
22745 Savi Ranch Pkwy.
Yorba Linda, CA 92887

Yorba Linda Bus. Park
22833 La Palma Ave.	5	166,042	10.0%	1,790,724
22343 La Palma Ave.
22345 La Palma Ave.
22347 La Palma Ave.
22349 La Palma Ave.
Yorba Linda, CA 92887

South Coast Exec. Center
1503 South Coast Dr.	1	61,025	10.0%	779,448
Costa Mesa, CA 92626

Gateway Corp. Center
1370 Valley Vista Dr.	1	85,216	10.0%	2,054,340
Diamond Bar, CA 91765

Black Canyon Corp. Ctr.
16404 N. Black Canyon Hwy.	1	218,694	17.5%	2,541,048
Phoenix, AZ 85053

Bank of Hawaii Waikiki Center
2155 Kalakaua Avenue	1	152,288	17.5%	6,927,204
Honolulu, HI 96815

Seville Plaza
5469 Kearny Villa Rd.	3	138,576	7.5%	2,789,700
5471 Kearny Villa Rd.
5473 Kearny Villa Rd.
San Diego, CA 92123

U.S. Bank Center
101 North First Ave.	2	372,676	7.5%	6,446,496
21 West Van Buren St.
Phoenix, AZ 85003

Seaview Corporate Center	5	356,504	5.0%	10,728,660
10180 Telesis Court
10190 Telesis Court
10182 Telesis Court
10188 Telesis Court
San Diego, CA 92121

Total Joint Venture Properties	34	2,417,359		$48,769,173

Pacific Office Properties Trust, Inc.

(1)
Represents annualized monthly contractual rent under existing leases as of March 31, 2010. This amount reflects total rent before abatements and includes expense reimbursements, some of which are estimated. Annualized rent for the unconsolidated joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest.

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

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.  We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Overview

As of March 31, 2010, the Property Portfolio was 84.4% leased to a total of 1,042 tenants. Approximately 9.3 % of our Property Portfolio leased square footage expires during 2010 and another 11.6% of our Property Portfolio leased square footage expires during 2011. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years.

As of March 31, 2010, our consolidated Honolulu portfolio was 90.4% leased, with approximately 140,000 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 85.6% leased, with approximately 21,900 square feet available.

As of March 31, 2010, our consolidated Phoenix portfolio was 71.3% leased, with approximately 211,900 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 72.1% leased, with approximately 165,200 square feet available.

As of March 31, 2010, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 100% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 86.2% leased, with approximately 136,800 square feet available.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

	2010	2009	$ Change	% Change

Revenue:
Rental	$10,409	$10,906	$(497)	(4.6%)
Tenant reimbursements	5,408	5,722	(314)	(5.5%)
Parking	2,022	2,057	(35)	(1.7%)
Other	95	85	10	11.8%
Total revenue	17,934	18,770	(836)	(4.5%)

Expenses:
Rental property operating	9,619	9,915	(296)	(3.0%)
General and administrative	607	1,149	(542)	(47.2%)
Depreciation and amortization	5,772	6,527	(755)	(11.6%)
Interest	6,603	6,719	(116)	(1.7%)
Total expenses	22,601	24,310	(1,709)	(7.0%)

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(4,667)	(5,540)	873	(15.8%)
Equity in net earnings of unconsolidated
joint ventures	11	54	(43)	(79.6%)
Non-operating income	-	3	(3)	(100.0%)
Net loss	$(4,656)	$(5,483)	$827	(15.1%)

Revenues

Rental Revenue. Rental revenue decreased by $0.5 million, or 4.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily due to decreased average occupancy at our Waterfront and Pan Am buildings, which resulted in a decrease of $0.3 million in rental revenue.  In addition, revenue decreased by $0.2 million in the current year for a sizable tenant in our City Square property due to a lease modification that occurred in April 2009.

Tenant Reimbursements. Tenant reimbursements decreased by $0.3 million, or 5.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. A decrease of $0.2 million is due to a decline in direct bill utility costs in Hawaii and a corresponding decrease in tenant reimbursements in the current year.  In addition, higher than anticipated electricity costs in Hawaii during late 2008 caused a spike of $0.1 million in utility reimbursement revenue that was recognized during the three months ended March 31, 2009, which did not recur in the current year.

Expenses

Rental Property Operating Expenses. Rental property operating expenses decreased by $0.3 million, or 3.0%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily attributable to lower bad debt reserves required for our Hawaii properties ($0.5 million) in the 2010 period due to various leases we renegotiated during 2009 that had been previously reserved.  In addition, we realized lower utility costs of $0.1 million at our City Square property due to the implementation of a new energy management system in late 2009.  We also realized savings portfolio-wide due to operating efficiencies of $0.1 million.  The decrease was partially offset by higher electricity costs in Hawaii, which increased $0.3 million due to higher oil prices in 2010.   In addition, a general excise tax refund of $0.1 million was received during the three months ended March 31, 2009 that was not received in the current year.

Pacific Office Properties Trust, Inc.

General and Administrative. General and administrative expense decreased by $0.5 million, or 47.2%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease is primarily due to a reduction in audit fees.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $0.8 million, or 11.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. A decrease in expense of $1.0 million was primarily attributable to the expiration of useful lives of intangible assets acquired during the Transactions offset by increased depreciation expense of $0.3 million due to real estate asset additions.  We expect amortization expense related to intangible assets acquired during the Transactions to continue to decrease as their useful lives expire.

Interest Expense. Interest expense remained relatively constant for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $0.04 million, or 79.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily attributable to the addition of the Seaview joint venture in December 2009, of which our share of its loss was $0.04 million.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources

As of March 31, 2010, we had $3.8 million in cash and cash equivalents as compared to $2.4 million as of December 31, 2009. In addition, we had restricted cash balances of $6.9 million as of March 31, 2010 as compared to $7.3 million as of December 31, 2009. Restricted cash primarily consists of interest bearing cash deposits required by certain of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs. In addition, as of March 31, 2010, we had approximately $3.0 million available under our credit facility for borrowings.

We have $66.4 million in aggregate principal indebtedness maturing in 2010.  On April 6, 2010, a non-recourse loan in the amount of $11.6 million secured by our Pacific Business News building matured.  On April 7, 2010, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  We continue to seek a loan workout agreement with the lender, but there can be no assurance that we will be successful.  We are also pursuing possible refinancing alternatives.  We have initiated discussions with the servicers for each of the other non-recourse loans maturing this year regarding an agreement to extend the maturity date of the loans and to make certain other modifications to the terms of the loans.  If we are unable to extend the maturity date of any of the other loans, we may attempt to refinance the indebtedness or utilize a combination of cash on hand, available borrowings under our credit facility and any available proceeds from our continuous offering of Senior Common Stock to repay the loan.  If we are unable to repay any loan at maturity, we may not be able to retain our equity in the properties in question.

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

Pacific Office Properties Trust, Inc.

We expect that for a certain percentage of our future acquisitions, we will fund only 10% to 20% of the required equity for new office properties. The balance of the equity investment is expected to be funded, on a transaction-by-transaction basis, by one or more co-investors. We have pre-existing relationships with a number of potential co-investors that we believe will provide ample opportunities to fund anticipated acquisitions. Our business strategy provides us with the opportunity to earn greater returns on invested equity through incentive participation and management fees.

As of March 31, 2010, our total consolidated debt was approximately $430.6 million with a weighted average interest rate of 5.76% and a weighted average remaining term of 5.17 years.

Cash Flows

Net cash provided by operating activities for the Company for the three months ended March 31, 2010 was $1.8 million compared to $4.2 million for the three months ended March 31, 2009. The decrease of $2.4 million for the Company was primarily attributable to approximately $1.5 million of escrow deposits returned in the prior year, which did not recur in the current year.  In addition, our prepaid expenses increased by $0.2 million in the current year compared to the prior year.  We also used our credit facility proceeds to decrease more of our outstanding payables balance than in the prior year ($0.2 million).

Net cash used in investing activities for the Company for the three months ended March 31, 2010 was $1.3 million compared to $0.7 million for the three months ended March 31, 2009.  We increased our payment of leasing commissions and capital improvements related to real estate by $1.0 million compared to the same period in the prior year.  The increase is partially offset by a smaller increase in our restricted cash used for capital expenditures, which only increased $0.1 million in the current year compared to $0.4 million in the prior year.

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2010 compared to $1.8 million in net cash used by financing activities during the three months ended March 31, 2009.  Our cash provided by financing activities is primarily attributable to a $3.1 million draw on our revolving credit facility during the current year, which did not occur in the prior year. The proceeds received from the draw are slightly offset by a $0.2 million increase in costs related to our ongoing Senior Common Stock offering and a $0.1 million increase in security deposits repaid to tenants.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties as of March 31, 2010. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

Pacific Office Properties Trust, Inc.

PROPERTY	AMOUNT	INTEREST RATE		MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Pacific Business News Building (1)	$11,613	6.98%		4/6/2010	11,613
City Square	27,500	5.58%		9/1/2010	27,500		(2)
City Square (3)	27,017	LIBOR + 2.35%		9/1/2010	26,612		(4)
Clifford Center (5)	3,433	6.00%		8/15/2011	3,032		(6)
First Insurance Center	38,000	5.74%		1/1/2016	38,000		(7)
First Insurance Center	14,000	5.40%		1/6/2016	14,000		(8)
Sorrento Technology Center (9)	11,779	5.75	% (10)	1/11/2016 (10)	10,825		(11)
Pan Am Building	60,000	6.17%		8/11/2016	60,000		(12)
Waterfront Plaza	100,000	6.37%		9/11/2016	100,000		(13)
Waterfront Plaza	11,000	6.37%		9/11/2016	11,000		(14)
Davies Pacific Center	95,000	5.86%		11/11/2016	95,000		(15)
Subtotal	$399,342
Revolving line of credit (16)	12,047	1.85%		9/2/2011	12,047
Outstanding principal balance	$411,389
Less: Unamortized discount, net	(1,884)
Net	$409,505

______________________
(1)	Loan has matured and we have not repaid the principal balance. We are currently in negotiations with the lender. For additional information, see “Liquidity and Capital Resources” above.
(2)
Loan may not be prepaid until June 1, 2010.  Loan may be defeased at any time.  We are currently in discussions with the servicer for this loan regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

(3)
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

(4)	Loan may be prepaid subject to payment of a fee in amount of $142.
(5) Requires monthly principal and interest payments of $39.8. The initial maturity date is August 15, 2011. We have the option to extend the maturity date to August, 15, 2014 for a nominal fee.
(6)           Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.
(7)           Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance.  No premium due after October 1, 2015.  Loan may also be defeased after earlier of December 2008 or two years after the “start-up date” of the loan, if   securitized.

(8)
Loan is not prepayable until October 6, 2015; however, loan may be defeased after earlier of August 2009 and two years after the “start-up date” of the loan, if securitized.  No premium is due upon prepayment.

(9)           Requires monthly principal and interest payments in the amount of $69.
(10)
Although the maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.0%.

(11)	No prepayment is permitted prior to October 11, 2015. Loan may be defeased after the earlier of December 15, 2009 or second anniversary of the “start-up date” of the loan, if securitized.
(12)
Loan may be prepaid following second anniversary of its securitization subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance.  No premium is due after May 11, 2016.

(13)
Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.  Loan may also be defeased after the date that is two years from the “start-up date” of the loan, if securitized.

(14)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.
(15)         Loan is prepayable, after second anniversary of its securitization, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance.  No premium due after August 11, 2016.

(16)	The revolving line of credit matures on September 2, 2011. See “Revolving Line of Credit” below.

Our variable rate debt, as reflected in the above schedule and in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, bears interest at a rate based on 30-day LIBOR, which was 0.25% as March 31, 2010, plus a spread. Our variable rate debt at March 31, 2010 has an initial term that matures in September 2010.  As noted above, we are currently in discussions with the servicer for this debt regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

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

Pacific Office Properties Trust, Inc.

As of March 31, 2010, our ratio of total consolidated debt to total consolidated market capitalization was approximately 66.9%. Our total consolidated market capitalization of $643.2 million includes our total consolidated debt of $430.6 million and the market value of our common stock and common stock equivalents outstanding of $212.6 million (based on the closing price of our common stock of $4.19 per share on the NYSE Amex on March 31, 2010).

At March 31, 2010, the Operating Partnership was subject to a $0.6 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within our control. We believe that the subject conditions will be satisfied by management prior to, or during, the second quarter ending June 30, 2010, and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.  As such, we have not recorded this as a liability because the probability for recourse is remote.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of March 31, 2010 and December 31, 2009, we had outstanding borrowings of $12.0 million and $8.9 million, respectively, under the FHB Credit Facility.

The FHB Credit Facility matures on September 2, 2011.  As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to FHB a certificate of deposit in the principal amount of $15.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $15.0 million principal amount of the certificate of deposit.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes

At March 31, 2010 and December 31, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, respectively, which were originally issued upon the exercise of an option granted to us by Venture and its affiliates as part of the Transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

Pacific Office Properties Trust, Inc.

On September 23, 2009, the Operating Partnership entered into an Exchange Agreement (the “Exchange Agreement”) with certain of our affiliates (collectively, the “Transferors”).  Pursuant to the terms and conditions of the Exchange Agreement, on September 25, 2009, certain unsecured subordinated promissory notes, in the aggregate outstanding amount (including principal and accrued interest) of approximately $3.0 million, issued by the Operating Partnership to the Transferors were exchanged for 789,095 shares of our common stock.  The price per share of the Company’s common stock issued pursuant to the Exchange Agreement was $3.82, which represented the volume-weighted average closing market price per share of the Company’s common stock on the NYSE Amex for the thirty trading days preceding the date of the Exchange Agreement.

For the period from March 20, 2008 through March 31, 2010, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At March 31, 2010 and at December 31, 2009, $3.0 million and $2.6 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Distributions

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Code and related regulations, and intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We generally will not be subject to federal income tax on income that we distribute to our stockholders and UPREIT unit holders, provided that we distribute 100% of our REIT taxable income and meet certain other requirements for qualifying as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect our income and our ability to pay dividends. We believe we have been organized as, and our past and present operations qualify the Company as, a REIT.

One of our primary objectives, consistent with our policy of retaining sufficient cash for reserves and working capital purposes and maintaining our status as a REIT, is to distribute a substantial portion of our funds available from operations to our common stockholders and UPREIT unit holders in the form of dividends or distributions on a quarterly basis. Dividends and distributions by the Company are contingent upon the Company’s receipt of distributions on the Common Units from the Operating Partnership. The Operating Partnership is prohibited from making distributions on the Common Units unless all accumulated distributions on the Preferred Units have been paid, except to pay certain operating expenses of the Company and for the purposes of maintaining our qualification as a REIT. As of March 31, 2010, we considered market factors and our performance in addition to REIT requirements in determining distribution levels.

On March 11, 2010, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the first quarter of 2010. The dividend was paid on April 15, 2010 to holders of record of common stock on March 31, 2010. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at March 31, 2010 in the amount of $0.05 per Common Unit, on April 15, 2010. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at March 31, 2010, on April 15, 2010.

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2010, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million, which were paid on April 15, 2010.

We expect to continue to declare and pay dividends to our stockholders.

Pacific Office Properties Trust, Inc.

Related Party Transactions

We are externally advised by the Advisor, an entity owned and controlled by Mr. Shidler and by its directors and officers, certain of whom are also our executive officers and who own substantial beneficial interests in our Company. For a more detailed discussion of the Advisor and other related party transactions, see Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the impact of recent accounting pronouncements.  There were no accounting pronouncements that were issued, but not yet adopted by us, that we believe will materially impact our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, the end of the period covered by this report.

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

Item 1A. Risk Factors

 There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

Pacific Office Properties Trust, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

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

3.3	Articles of Amendment of the Company (previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 23, 2009 (File No. 001-09900) and incorporated herein by reference).

3.4
Articles of Amendment of the Company dated January 5, 2010 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

3.5
Articles Supplementary of the Board of Directors Reclassifying and Designating a series of common stock as Senior Common Stock, dated March 4, 2010 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed March 9, 2010 (File No. 001-09900) and incorporated herein by reference).

3.6	Certificate of Correction of the Company dated April 30, 2010 (Filed herewith.)

3.7	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-09900) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: May 6, 2010	By:	/s/ James R. Ingebritsen
James R. Ingebritsen
Chief Executive Officer

By:	/s/ James R. Wolford
James R. Wolford
Chief Financial Officer