Form 10-Q
period 2010-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2010-08-12
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2010 there were issued and outstanding 3,903,050 shares of common stock listed on the NYSE Amex, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 203,609 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Investments in real estate, net	$380,702	$382,950
Cash and cash equivalents	3,845	2,354
Restricted cash	7,067	7,348
Rents and other receivables, net	6,584	6,471
Intangible assets, net	30,241	33,228
Other assets, net	6,213	5,055
Goodwill	62,019	62,019
Investment in unconsolidated joint ventures	9,898	10,911
Total assets	$506,569	$510,336

LIABILITIES AND EQUITY
Mortgage and other loans, net	$413,793	$406,439
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	23,831	22,000
Acquired below market leases, net	8,484	9,512
Total liabilities	467,212	459,055

Commitments and contingencies

Equity:
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, one share of Proportionate
Voting Preferred Stock issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Senior Common Stock, $0.0001 par value (liquidation preference $10 per share),
40,000,000 shares authorized, 66,783 shares issued and outstanding at June 30, 2010;
0 shares authorized, issued and outstanding at December 31, 2009	594	-
Listed Common Stock, $0.0001 par value, 599,999,900 shares authorized, 3,903,050 shares issued and outstanding at
June 30, 2010; 239,999,900 shares authorized, 3,850,420 shares issued and outstanding at December 31, 2009	185	185
Class B Common Stock, $0.0001 par value, 100 shares authorized, issued and outstanding at June 30, 2010
and December 31, 2009	-	-
Additional paid-in capital	100	-
Cumulative deficit	(135,201)	(132,511)
Total stockholders' equity	(134,322)	(132,326)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	46,411	56,339
Total equity	39,357	51,281
Total liabilities and equity	$506,569	$510,336

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,
	2010	2009

Revenue:
Rental	$10,336	$10,607
Tenant reimbursements	6,010	5,299
Parking	2,046	2,011
Other	81	102
Total revenue	18,473	18,019

Expenses:
Rental property operating	10,098	9,660
General and administrative	797	497
Depreciation and amortization	5,757	7,030
Interest	6,844	6,806
Total expenses	23,496	23,993

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(5,023)	(5,974)
Equity in net earnings of unconsolidated
joint ventures	33	163
Non-operating income	-	1
Net loss	(4,990)	(5,810)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(565)	(565)
Common unitholders in the Operating Partnership	4,377	5,259
	3,812	4,694
Dividends on Senior Common Stock	(4)	-
Net loss attributable to common stockholders	$(1,182)	$(1,116)

Net loss per common share - basic and diluted	$(0.31)	$(0.37)

Weighted average number of common shares
outstanding - basic and diluted	3,855,725	3,034,122

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the six months ended June 30,
	2010	2009

Revenue:
Rental	$20,745	$21,513
Tenant reimbursements	11,418	11,021
Parking	4,068	4,068
Other	176	187
Total revenue	36,407	36,789

Expenses:
Rental property operating	19,717	19,575
General and administrative	1,404	1,646
Depreciation and amortization	11,529	13,557
Interest	13,447	13,525
Total expenses	46,097	48,303

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(9,690)	(11,514)
Equity in net earnings of unconsolidated
joint ventures	44	217
Non-operating income	-	4
Net loss	(9,646)	(11,293)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,136)	(1,136)
Common unitholders in the Operating Partnership	8,496	10,257
	7,360	9,121
Dividends on Senior Common Stock	(4)	-
Net loss attributable to common stockholders	$(2,290)	$(2,172)

Net loss per common share - basic and diluted	$(0.59)	$(0.72)

Weighted average number of common shares
outstanding - basic and diluted	3,853,137	3,032,632

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the six months ended June 30,
	2010	2009

Operating activities
Net loss	$(9,646)	$(11,293)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,529	13,557
Interest amortization	671	793
Share based compensation	100	90
Below market lease amortization, net	(1,028)	(1,239)
Equity in net earnings of unconsolidated joint ventures	(44)	(217)
Net operating distributions received from unconsolidated
joint ventures	119	119
Bad debt expense	249	742
Changes in operating assets and liabilities:
Restricted cash used for operating activities	(252)	2,341
Rents and other receivables	(362)	(129)
Other assets	(940)	(509)
Accounts payable and other liabilities	1,095	3,610
Net cash provided by operating activities	1,491	7,865
Investing activities
Acquisition and improvement of real estate	(4,625)	(3,060)
Capital distributions from unconsolidated joint ventures	938	1,312
Payment of leasing commissions	(798)	(377)
Decrease (increase) in restricted cash used for capital expenditures	533	(247)
Net cash used in investing activities	(3,952)	(2,372)
Financing activities
Repayment of mortgage notes payable	(248)	(606)
Borrowings from revolving credit facility	7,400	811
Proceeds from sale of Senior Common Stock, net	594	-
Deferred financing costs	-	(123)
Deferred offering costs	(687)	(351)
Security deposits	(142)	(50)
Senior Common Stock dividends	(1)	-
Listed Common Stock dividends	(398)	(308)
Distributions to non-controlling interests - Preferred unitholders	(1,136)	(1,136)
Distributions to non-controlling interests - Common unitholders	(1,430)	(1,430)
Net cash provided by (used in) financing activities	3,952	(3,193)
Increase in cash and cash equivalents	1,491	2,300
Balance at beginning of period	2,354	3,384
Balance at end of period	$3,845	$5,684
Supplemental cash flow information
Interest paid	$12,112	$11,530

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Accrued capital expenditures	$864	572

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Organization and Ownership

Pacific Office Properties -

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

Through our Operating Partnership, as of June 30, 2010, we owned whole interests in eight fee simple and leasehold office properties and we owned ownership interests in seven joint ventures (including managing ownership interests in six of those seven) holding 16 office properties, comprising approximately 4.7 million square feet of leasable area in Honolulu, southern California and the greater Phoenix metropolitan areas (the “Property Portfolio”).  Our property statistics as of June 30, 2010, were as follows:

			Property
	Number of		Portfolio
	Properties	Buildings	Sq. Ft.
Wholly-owned properties	8	11	2,265,339
Unconsolidated joint venture properties	16	34	2,417,359
Total	24	45	4,682,698

Transactions -

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

Basis of Presentation -

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

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation with no corresponding net effect on the previously reported consolidated results of operations and financial position of the Company.  Our consolidated statement of cash flows has been adjusted to separate restricted cash amounts related to operating activities (i.e. tax and insurance reserves) from restricted cash amounts related to investing activities (i.e. capital expenditures).

Principles of Consolidation -

The accompanying condensed consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Joint Ventures -

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

Income Taxes -

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of June 30, 2010, none of our subsidiaries were considered a TRS.

Earnings per Share -

We present both basic and diluted earnings per share (“EPS”).  Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.

Diluted EPS is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares that would have been outstanding for the period, assuming the issuance of common shares for all potentially dilutive common shares outstanding during such period.

Real Estate Properties

Acquisitions -

We account for acquisitions utilizing the acquisition method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.

Investments in real estate properties are stated at cost, less accumulated depreciation and amortization. A portion of certain assets comprising the Contributed Properties are stated at their historical net cost basis in an amount attributable to the ownership interests in the Contributed Properties owned by Jay H. Shidler. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.  Beginning January 1, 2009, transaction costs related to acquisitions are expensed.

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

In connection with the Transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Code.  However, during 2009 we became aware that, prior to the consummation of the Transactions, AZL historically invested excess cash from time to time in money market funds that, in turn, were invested primarily in short-term federal government securities.  Additionally, during 2009 we became aware that AZL made two investments in local government obligations.  Our predecessor, AZL, with no objection from outside advisors, treated these investments as qualifying assets for purposes of the 75% gross asset test.  However, if these investments were not qualifying assets for purposes of the 75% gross asset test, then AZL may not have satisfied the REIT gross asset tests for certain quarters, in part, because they may have exceeded 5% of the gross value of AZL’s assets.  These investments resulted in AZL’s noncompliance with the REIT gross asset tests, however, we and our predecessor, AZL, would retain qualification as a REIT pursuant to certain mitigation provisions of the Code. The Code provides that so long as any noncompliance was due to reasonable cause and not due to willful neglect, and certain other requirements are met, qualification as a REIT may be retained but a penalty tax would be owed.  Any potential noncompliance with the gross asset tests would be due to reasonable cause and not due to willful neglect so long as ordinary business care and prudence were exercised in attempting to satisfy such tests.  Based on our review of the circumstances surrounding the investments, we believe that any noncompliance was due to reasonable cause and not due to willful neglect.  Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the gross asset tests (and have paid the appropriate penalty tax), and, therefore, our qualification, and that of our predecessor, AZL, as a REIT should not be affected.  The Internal Revenue Service is not bound by our determination, however, and no assurance can be provided that the Internal Revenue Service will not assert that AZL failed to comply with the REIT gross asset tests as a result of the money market fund investments and the local government securities investments and that such failures were not due to reasonable cause.  If the Internal Revenue Service were to successfully challenge this position, then it could determine that we and AZL failed to qualify as a REIT in one or more of our taxable years.  As a result, we recorded an adjustment to and finalized the purchase price allocation we previously recorded upon consummation of the Transactions. This adjustment resulted in an increase to goodwill by approximately $0.5 million in our consolidated balance sheet at December 31, 2009.

Mortgage and Other Loans -

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

Depreciation and Amortization -

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

Revenue Recognition -

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

Cash and Cash Equivalents -

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

Restricted Cash -

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.

Impairment -

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

Goodwill is reviewed for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred.  The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level.  A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level.  The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows.  If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment.  As of June 30, 2010, the fair value of the reporting units calculated using a discounted cash flow analysis currently exceeds their carrying values thus no goodwill impairment charges are necessary.

Impairment of Investments in Unconsolidated Joint Ventures -

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary.  An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value.  We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the three and six months ended June 30, 2010 and 2009, respectively.

Repairs, Maintenance and Major Improvements -

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are generally capitalized and depreciated over the remaining useful life of the asset.  Various lenders have required us to maintain reserve accounts for the funding of future repairs and capital expenditures, and the balances of these accounts are classified as restricted cash on the accompanying condensed consolidated balance sheets.

Tenant Receivables -

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net”, in the accompanying condensed consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.  We take into consideration factors to evaluate the level of reserve necessary, including historical termination, default activity and current economic conditions.  At June 30, 2010, the balance of the allowance for doubtful accounts was $0.8 million, compared to $1.1 million at December 31, 2009.

Preferred Units -

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

Deferred Loan Fees -

Deferred loan fees include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt. Deferred loan fees are included in other assets, net in the accompanying consolidated balance sheets.  Amortization of deferred loan fees is included in interest in the accompanying consolidated statements of operations.

Equity Offering Costs -

Costs from potential equity offerings are reflected in other assets, net, in the accompanying consolidated balance sheets and will be reclassified as a reduction in additional paid-in capital upon successful completion of the offering, if any.  Costs include legal, accounting, marketing and other professional fees associated with the offerings.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet will be expensed.

Leasing Commissions -

Leasing commissions are capitalized and amortized on a straight-line basis over the life of the related lease, and are reflected in intangible assets, net, in the accompanying consolidated balance sheets.  The payment of leasing commissions is included in cash used in investing activities on the accompanying condensed consolidated statement of cash flows because we believe that paying leasing commissions for good tenants is a prudent investment in increasing the value of our income-producing assets.

Use of Estimates in Financial Statements -

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

Stock-Based Compensation -

All share-based payments to employees, including directors, are recognized in the consolidated statement of operations based on their fair values.  We recognize share-based compensation in accordance with FASB ASC 718, “Compensation—Stock Compensation”. In accordance with FASB ASC 718, we determine the fair value of the share-based compensation grants on the respective grant dates, and recognize to expense the fair value of the grants over the employees’ or directors’ requisite service periods, which are generally the vesting periods. If the grants vest immediately, we expense the fair value of the grant in full on the grant date. The fair value of the share-based payment awards are generally based on the Company’s Listed Common Stock price on the date of grant.  See Note 13 for a more detailed discussion.

Non-controlling Interests –

We account for non-controlling interests in accordance with FASB ASC 810 “Consolidation”.  In accordance with FASB ASC 810 we report non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income available to common stockholders on the statement of operations.  Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, FASB ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, “Distinguishing Liabilities from Equity”, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations.

Segments -

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

Recent Accounting Pronouncements -

There were no new recent pronouncements which impacted our financial position and results of operations.

3.	Investments in Real Estate, net

Our investments in real estate, net, at June 30, 2010, and at December 31, 2009, are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009

Land and land improvements	$76,054	$76,054
Building and building improvements	310,735	310,507
Tenant improvements	31,229	27,707
Construction in progress	4,633	3,311
Furniture, fixtures and equipment	1,402	1,401
Investments in real estate	424,053	418,980
Less: accumulated depreciation	(43,351)	(36,030)
Investments in real estate, net	$380,702	$382,950

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.	Intangible Assets and Acquired Above and Below Market Lease Liabilities

Our identifiable intangible assets and acquired above and below market leases, net at June 30, 2010, and at December 31, 2009, are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009

Acquired leasing commissions
Gross amount	$9,534	$8,857
Accumulated amortization	(4,891)	(4,212)
Net balance	$4,643	$4,645

Acquired leases in place
Gross amount	$16,794	$17,171
Accumulated amortization	(11,405)	(10,234)
Net balance	$5,389	$6,937

Acquired tenant relationship costs
Gross amount	$19,581	$19,581
Accumulated amortization	(5,659)	(4,419)
Net balance	$13,922	$15,162

Acquired other intangibles
Gross amount	$7,723	$7,767
Accumulated amortization	(1,436)	(1,283)
Net balance	$6,287	$6,484

Intangible assets, net	$30,241	$33,228

Acquired below market leases
Gross amount	$15,406	$15,571
Accumulated amortization	(6,462)	(5,447)
Net balance	8,944	10,124

Acquired above market leases
Gross amount	$2,208	$2,218
Accumulated amortization	(1,748)	(1,606)
Net balance	460	612
Acquired below market leases, net	$8,484	$9,512

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.	Investment in Unconsolidated Joint Ventures

We own interests in seven joint ventures (including managing ownership interests in six of those seven), consisting of 16 office properties, including 34 office buildings, comprising approximately 2.4 million rentable square feet.  Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  In exchange for our managing ownership interest and related equity investment in these joint ventures, we are entitled to fees, preferential allocations of earnings and cash flows from each respective joint venture.

At June 30, 2010 and December 31, 2009, the JV Basis Differential, net, was approximately $1.5 million, respectively, and is included in investments in unconsolidated joint ventures in our consolidated balance sheet.  For the three and six months ended June 30, 2010 and 2009, the amount of JV Basis Differential amortization expense was not significant.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Revenues:
Rental	$11,342	$9,433	$22,903	$18,742
Other	2,577	2,027	4,826	4,192
Total revenues	13,919	11,460	27,729	22,934

Expenses:
Rental operating	5,392	4,934	10,860	9,699
Depreciation and amortization	5,860	4,211	11,858	8,956
Interest	6,409	3,967	12,039	7,905
Total expenses	17,661	13,112	34,757	26,560
Net loss	$(3,742)	$(1,652)	$(7,028)	$(3,626)

Equity in net earnings
of unconsolidated joint venture	$33	$163	$44	$217

	As of	As of
	June 30, 2010	December 31, 2009
Investment in real estate, net	$385,754	$400,700
Other assets	68,421	61,225
Total assets	$454,175	$461,925

Mortgage and other loans	$366,044	$366,543
Other liabilities	16,790	14,856
Total liabilities	$382,834	$381,399

Investment in unconsolidated joint ventures	$9,898	$10,911

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.	Other Assets, net

Other assets, net consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Deferred loan fees, net of accumulated amortization of $1.3 million and $1.2 million at June 30, 2010 and December 31, 2009,
respectively	$1,730	$2,008
Equity offering costs	2,529	1,842
Prepaid expenses	1,954	1,204
Other	-	1
Total other assets, net	$6,213	$5,055

7.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts payable	$1,001	$597
Interest payable	3,458	2,644
Deferred revenue	1,936	2,039
Security deposits	2,640	2,782
Deferred straight-line ground rent	7,666	6,620
Related party payable (Note 12 )	1,256	1,113
Accrued expenses	5,254	5,599
Asset retirement obligations	620	606
Total accounts payable and other liabilities	$23,831	$22,000

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.           Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount or premium, at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	Outstanding Principal Balance, Net at
Property	June 30, 2010	December 31, 2009	Interest Rate		Maturity Date
Pacific Business News Building	$11,602	$11,666	6.98	% (a)	4/6/2010 (a)
City Square	27,482	27,414	5.58%		9/1/2010 (b)
City Square	27,017	27,017	LIBOR + 2.35% (c)		9/1/2010 (b)
Clifford Center	3,365	3,501	6.00%		8/15/2011(d)
First Insurance Center	37,485	37,439	5.74%		1/1/2016
First Insurance Center	13,809	13,791	5.40%		1/6/2016
Sorrento Technology Center	11,579	11,625	5.75%		1/11/2016
Pan Am Building	59,966	59,964	6.17%		8/11/2016
Waterfront Plaza	100,000	100,000	6.37%		9/11/2016
Waterfront Plaza	11,000	11,000	6.37%		9/11/2016
Davies Pacific Center	94,141	94,075	5.86%		11/11/2016
Subtotal	397,446	397,492
Revolving line of credit (e)	16,347	8,947	1.85%		12/31/2013
Total	$413,793	$406,439

____________
(a)
The loan secured by the Pacific Business News Building has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of 11.98%.  The Company is currently in negotiations with the lender.

(b)	The Company is currently in discussions with the servicer for this loan regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

(c)
The Company has an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limits the LIBOR rate on this loan to 7.45%.  The interest rate cap expires on September 1, 2010, commensurate with the maturity date of this loan.

(d)	The terms of the Clifford Center loan provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee, which the Company expects to exercise.

(e)
The revolving line of credit matures on December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

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

At June 30, 2010, the Operating Partnership was subject to a $0.6 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans.  The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within our control.  We believe that the subject conditions will be satisfied by management prior to, or during, the third quarter ending September 30, 2010, and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.  As such, we have not recorded this as a liability because the probability for recourse is remote.

The scheduled maturities for our mortgages and other loans for the periods succeeding June 30, 2010 are as follows (in thousands and includes scheduled principal paydowns):

July 1, 2010 to December 31, 2010	$66,329
2011	3,375
2012	157
2013	16,515
2014	179
Thereafter	329,015
Total	$415,570

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of June 30, 2010 and December 31, 2009, we had outstanding borrowings of $16.3 million and $8.9 million, respectively, under the FHB Credit Facility.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.	Unsecured Notes Payable to Related Parties

At June 30, 2010 and December 31, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, respectively, which were originally issued to fund certain capital improvements upon the completion of the Transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of the Transactions.  The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity.  The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year.  Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity.  The promissory notes are unsecured obligations of the Operating Partnership.

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

For the period from March 20, 2008 through June 30, 2010, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At June 30, 2010 and at December 31, 2009, $3.4 million and $2.6 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

10.	Commitments and Contingencies

Minimum Future Ground Rents -

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

Contingencies -

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

Concentration of Credit Risk -

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

Conditional Asset Retirement Obligations -

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties acquired in the Transactions, we recorded conditional asset retirement obligations related to asbestos removal.  As of June 30, 2010 and December 31, 2009, the liability in our condensed consolidated balance sheets for conditional asset retirement obligations was $0.3 million for both periods.  The accretion expense for the three and six months ended June 30, 2010 and 2009 was not significant.

Clifford Center Ground Lease -

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

Waterfront Plaza Ground Lease -

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of June 30, 2010 and December 31, 2009, the liability in our condensed consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three and six months ended June 30, 2010 and 2009, respectively.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Environmental Matters -

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

Purchase Commitments -

We are required by certain leases and loan agreements to complete tenant and building improvements.  As of June 30, 2010, this amount is projected to be $11.6 million, of which $1.1 million will be funded through reserves currently classified as restricted cash.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditures.

Tax Protection Arrangements -

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

11.	Equity and Earnings per Share

Total Equity -

The changes in total equity for the period from December 31, 2009 to June 30, 2010 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interests	Total

Balance at December 31, 2009	$(132,326)	$183,607	$51,281
Net loss	(2,286)	(7,360)	(9,646)
Stock compensation	100	-	100
Senior common stock issued	594	-	594
Dividends and distributions	(404)	(2,568)	(2,972)
Balance at June 30, 2010	$(134,322)	$173,679	$39,357

Stockholders’ Equity -

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On January 12, 2010, we commenced a registered continuous public offering of up to 40,000,000 shares of our Senior Common Stock, which ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock will be entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Listed Common Stock exceed its current rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s common stock (including the Listed Common Stock, the Class B Common Stock and the Senior Common Stock) is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio to be calculated using a value for our Listed Common Stock based on the average of the trailing 30-day closing price of the Listed Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of June 30, 2010, we have 66,783 shares of our Senior Common Stock issued and outstanding.

Our Advisor has determined that the aggregate fair market value of our equity classes junior to the Senior Common Stock (calculated as described in the prospectus for the offering of Senior Common Stock) exceeds $100 million, and accordingly, that the estimated fair market value of the Senior Common Stock is its liquidation preference of $10.00 per share plus any accrued and unpaid dividends.

Non-controlling Interests -

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.56% of the Common Units outstanding as of June 30, 2010.  During the three and six months ended June 30, 2010, no Common Units or Preferred Units were redeemed or issued. As of June 30, 2010, 46,896,795 shares of our Listed Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

The partnership interests of the Operating Partnership are divided into (i) the general partnership interest and (ii) the limited partnership interests, consisting of Common Units and Preferred Units. The general partnership interest ownership percentage is determined by dividing the number of Listed Common Stock divided by the total number of Listed Common Stock plus the Common Units outstanding.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At June 30, 2010, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million.

On December 30, 2009, we amended certain provisions of the Partnership Agreement relating to the redemption rights of the Common Units and Preferred Units.  The Common Units issued on the Effective Date were reclassified as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of Listed Common Stock or a new class of Common Units, designated Class C Common Units, which have no redemption rights, as elected by a majority of our independent directors.  All other outstanding Common Units were

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

reclassified as Class A Common Units, which are redeemable by the holders on a one-for-one basis for shares of Listed Common Stock or cash, as elected by a majority of our independent directors.  If converted, the Preferred Units will convert into Class B Common Units.  Furthermore, the Preferred Unit put option was modified by eliminating the various alternative currencies possible upon exercise of the put and permitting only the issuance of new preferred units in settlement of an exercised put.  The modification of the terms of the Preferred Units was more than inconsequential and therefore triggered a revaluation of the Preferred Units to their fair value on the modification date.  As a result of the amendments to the Partnership Agreement, the Non-Controlling Interests attributable to the Common Units and Preferred Units were reclassified from mezzanine equity to permanent equity on the consolidated balance sheet.  Simultaneously, the excess of market value over carrying value for the Preferred Units was booked as a fair value adjustment of Preferred Units on the consolidated statement of operations.

    Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on all matters on which the common stockholders are entitled to vote.  The number of votes that the Advisor is entitled to cast equals the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the Transactions.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Listed Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  The Advisor has agreed to vote the Proportional Voting Preferred Stock as directed by Venture, the holder of these Operating Partnership units. As of June 30, 2010, that share of Proportionate Voting Preferred Stock represented 92.1% of our voting power.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation.  The Company has the option to redeem the Proportionate Voting Preferred Stock at the Company’s election if the Advisory Agreement is terminated and the Company becomes self-advised.

As of June 30, 2010, Venture owned 46,173,693 shares of our Listed Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 93.6% and 95.7% of the total economic interest and voting power, respectively, in the Company.

Loss per Share -

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their ownership percentages in the Operating Partnership of 21.23% and 78.77%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is the basic and diluted loss per share/unit (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net loss attributable to common
share/unit holders - basic and diluted (1)	$(1,182)	$(1,116)	$(2,290)	$(2,172)

Weighted average number of common shares	3,855,725	3,034,122	3,853,137	3,032,632
Potentially dilutive common shares (2)	—	—	—	—
Weighted average number of common
shares/units outstanding — basic and diluted	3,855,725	3,034,122	3,853,137	3,032,632
Net loss per share — basic and diluted	$(0.31)	$(0.37)	$(0.59)	$(0.72)

______________

(1)
For the three and six months ended June 30, 2010 and June 30, 2009, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders each, respectively, which is included in non-controlling interests in the condensed consolidated statements of operations.

(2)
As of June 30, 2010, approximately 47,615 nonvested restricted stock units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 66,783 shares of Senior Common Stock, were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. As of June 30, 2009, 52,630 nonvested restricted stock units and 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  Refer to “Equity” section of this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions -

Our Board of Directors declared, and we paid, quarterly cash dividends of $0.05 per share of Listed Common Stock and Class B Common Stock for each of the six month periods ended June 30, 2010 and June 30, 2009, respectively, which equals an annualized rate of $0.20 per share for both years, respectively.

Our Board of Directors declared, and we paid, quarterly cash distributions of $0.05 per Common Unit for each of the six month periods ended June 30, 2010 and June 30, 2009, respectively, which equals an annualized rate of $0.20 per share for both years, respectively.

Our Board of Directors declared, and we paid, quarterly cash distributions of $0.125 per Preferred Unit for each of the six month periods ended June 30, 2010 and June 30, 2009, which equals an annualized rate of $0.50 per share for both years, respectively.

Our Board of Directors declared daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through June 30, 2010, in an amount equal to an annualized rate of 7.25%.   Dividends declared on the Senior Common Stock for the months of April 2010, May 2010 and June 2010 were paid on May 17, 2010, June 15, 2010 and July 15, 2010, respectively.

Dividends declared on the Listed Common Stock, Class B Common Stock and Senior Common Stock are included in retained deficit in the accompanying condensed consolidated balance sheets. Distributions on Common Units and Preferred Units are included in non-controlling interests in the accompanying condensed consolidated balance sheets.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

During the three and six months ended June 30, 2010 and 2009, we incurred $0.2 million and $0.4 million, net, respectively, in corporate management fees attributable to the Advisor which have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations.  Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the three and six months ended June 30, 2010 and 2009. Included in accounts payable and other liabilities in our condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, was $1.3 million and $1.2 million, respectively, of amounts payable to related parties which primarily consist of rental revenues received by us subsequent to the date of the Transactions, but that related to the Contributed Properties prior to the date of the Transactions.

We paid amounts to our Advisor and its related parties for services provided relating to property management, leasing, property transactions and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Property management fees
to affiliates of Advisor (1)	$794	$944	$1,561	$1,780
Leasing commissions (2)	26	100	253	159
Corporate management fees to Advisor	188	187	375	375
Interest	515	443	998	880
Construction management fees
and other	21	28	36	34
Total	$1,544	$1,702	$3,223	$3,228

________________________

(1)
Property management fees are calculated as a percentage of the rental cash receipts collected by the properties under management (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.

(2)	Leasing commissions are capitalized as deferred leasing costs and are amortized over the life of the related lease.

We lease commercial office space to affiliated entities. The rents from these leases totaled $0.2 million each for the three months ended June 30, 2010 and 2009.  The rents from these leases totaled $0.3 million each for the six months ended June 30, 2010 and 2009.

In connection with our Senior Common Stock offering, we paid dealer manager commissions to an affiliate of the Advisor, Priority Capital Group.  The commissions paid to Priority Capital Group, which is calculated as a base of 2% of the gross proceeds from sales of the Senior Common Stock, totaled approximately $13 thousand for the three and six months ended June 30, 2010.

Related Party Financing Transactions -

On August 19, 2009, we entered into an interim financing agreement with Shidler LP.  Upon execution, Shidler LP provided us with a principal sum of $3.0 million, bearing interest of 7.0% per annum.  The maturity date of the note was ninety days following the date of the promissory note.  We repaid the $3.0 million note on September 22, 2009, which included an insignificant amount of interest.

On September 2, 2009, as security for the FHB Credit Facility, Shidler LP pledged to the Lender (the “Shidler LP Pledge”) a certificate of deposit in the principal amount of $10.0 million (the “Certificate of Deposit”).  As a condition to the Shidler LP Pledge, our Operating Partnership and Shidler LP entered into an Indemnification Agreement, effective as of September 2, 2009 (the “Indemnification Agreement”), pursuant to which we agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the Shidler LP Pledge.  In addition, to the extent that all or any portion of the Certificate of Deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full to Shidler LP.  Pursuant to the Indemnification Agreement, we also agreed to pay to Shidler LP an annual fee of 2.0% of the entire principal amount of the Certificate of Deposit.  As of December 30, 2009, the amount of the security was increased to $15.0 million and subsequently further increased to $25.0 million on May 25, 2010.  See Note 8 for more discussion on the FHB Credit Facility.

On May 17, 2010, the Operating Partnership entered into an amendment to its indemnity agreement dated as of March 19, 2008 with James C. Reynolds.  Pursuant to the original agreement, the Operating Partnership agreed to indemnify Mr. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering properties contributed to the Operating Partnership on the Effective Date in connection with the Transactions.  Pursuant to the amendment, the Operating Partnership agreed to indemnify Mr. Reynolds with respect to guaranties provided by him with respect to indebtedness encumbering certain additional properties acquired after the Effective Date.  Mr. Reynolds is the beneficial owner of approximately 12% of our Listed Common Stock, and is a director and stockholder of our Advisor.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At June 30, 2010 and December 31, 2009, $3.4 million and $2.6 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. See Note 9 for a detailed discussion on these notes payable.

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

On June 19, 2009, the Company issued a restricted stock unit award representing 6,060 shares under the 2008 Directors’ Plan, which vested immediately upon issuance. On June 19, 2009, the Company also issued restricted stock units representing 52,630 shares under the 2008 Directors’ Plan, which awards vested on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $3.80, which was the Company’s closing stock price on June 19, 2009.  As of June 30, 2010, all of our share-based payments to directors in 2008 and 2009 have vested.

On June 16, 2010, the Company issued restricted stock units representing 47,615 shares under the 2008 Directors’ Plan, which awards vest on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $4.20, which was the Company’s closing stock price on June 16, 2010.

In connection with these grants, the Company recorded $50 thousand of stock-based compensation expense for the three months ended June 30, 2010 and 2009. The Company recorded $100 thousand and $90 thousand of stock-based compensation expense for the six months ended June 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

    The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three and six months ended June 30, 2010 and 2009 (in thousands):

For the three months ended June 30, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,227	$3,106	$3	$10,336
Tenant reimbursements	5,668	342	-	6,010
Parking	1,804	242	-	2,046
Other	25	7	49	81
Total revenue	14,724	3,697	52	18,473
Expenses:
Rental property operating	8,203	1,895	-	10,098
General and administrative	—	—	797	797
Depreciation and amortization	3,947	1,810	-	5,757
Interest	5,409	829	606	6,844
Total expenses	17,559	4,534	1,403	23,496
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(2,835)	$(837)	$(1,351)	$(5,023)
Equity in net earnings of unconsolidated joint ventures				33
Net loss attributable to non-controlling interests				3,812
Dividends on Senior Common Stock				(4)
Net loss attributable to common stockholders				$(1,182)

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	For the six months ended June 30, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$14,477	$6,261	$7	$20,745
Tenant reimbursements	10,841	577	-	11,418
Parking	3,585	483	-	4,068
Other	63	14	99	176
Total revenue	28,966	7,335	106	36,407
Expenses:
Rental property operating	16,207	3,510	-	19,717
General and administrative	—	—	1,404	1,404
Depreciation and amortization	7,908	3,621	-	11,529
Interest	10,633	1,652	1,162	13,447
Total expenses	34,748	8,783	2,566	46,097
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(5,782)	$(1,448)	$(2,460)	$(9,690)
Equity in net earnings of unconsolidated joint ventures				44
Net loss attributable to non-controlling interests				7,360
Dividends on Senior Common Stock				(4)
Net loss attributable to common stockholders				$(2,290)

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of June 30, 2010 and December 31, 2009 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
Total assets:
June 30, 2010	$370,778	$121,843	$13,948	$506,569
December 31, 2009	$372,403	$124,454	$13,479	$510,336
Total goodwill:
June 30, 2010	$40,416	$21,603	$-	$62,019
December 31, 2009	$40,416	$21,603	$-	$62,019
Capital expenditures
For the three months ended:
June 30, 2010	$3,138	$24	$-	$3,162
June 30, 2009	$2,110	$78	$-	$2,188
For the six months ended:
June 30, 2010	$5,441	$57	$-	$5,498
June 30, 2009	$2,828	$240	$-	$3,068

15.	Fair Value of Financial Instruments

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  The carrying value of the FHB Credit Facility approximates its fair value.

At June 30, 2010, the carrying value and estimated fair value of the mortgage and other loans were $413.8 million and $401.1 million, respectively.  At December 31, 2009, the carrying value and estimated fair value of the mortgage and other loans were $406.4 million and $376.8 million, respectively.  At June 30, 2010, the carrying value and estimated fair value of the unsecured notes payable to related parties were $21.1 million and $24.5 million, respectively. At December 31, 2009, the carrying value and estimated fair value of the unsecured notes payable to related parties were $21.1 million and $23.1 million, respectively.

16.	Subsequent Events

On June 30, 2010, the Company entered into a purchase and sale agreement, effective as of June 28, 2010, pursuant to which the Company agreed to purchase a one-building office property located in San Diego, California that has approximately 200,000 square feet of gross leasable area for a cash purchase price of approximately $68.8 million.  The building is 100% leased to a publicly-traded company. The closing date is currently scheduled to be September 13, 2010, subject to customary closing conditions.  The closing date may be extended at the Company’s election to a date no later than December 1, 2010 subject to the payment of additional amounts into escrow and certain other conditions set forth in the agreement. Following the completion of due diligence on August 13, 2010, the Company is only entitled to a return of the amounts paid into escrow in the event of the seller’s default or failure to satisfy closing conditions. There is no assurance that the Company will acquire the property because the proposed acquisition is subject to a variety of factors, including customary closing conditions.

Our Board of Directors has declared daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing July 1, 2010 through September 30, 2010, in an amount equal to an annualized rate of 7.25%.   Dividends declared on the Senior Common Stock for the months of July 2010, August 2010 and September 2010 are to be paid on August 16, 2010, September 15, 2010 and October 15, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

Note Regarding Forward-Looking Statements -

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

Overview -

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

As of June 30, 2010, our Property Portfolio consisted of 24 institutional quality office properties, including co-owned properties, comprising 4.7 million rentable square feet in 45 separate buildings. Our consolidated portfolio consisted of 8 properties, comprising 2.3 million rentable square feet in 11 separate buildings, and our co-owned properties consisted of 16 properties, comprising 2.4 million rentable square feet in 34 separate buildings.  Each of our properties is suitable and adequate for its intended use.  Currently, approximately half of our Property Portfolio, on a rentable area basis, is owned in partnership with institutional investors.  The following table contains descriptive information about our properties owned as of June 30, 2010.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)
Consolidated Properties

Waterfront Plaza
500 Ala Moana Blvd.	1	534,475	100.0%	$17,181,341
Honolulu, HI 96813

Davies Pacific Center
841 Bishop Street	1	353,224	100.0%	10,343,160
Honolulu, HI 96813

Pan Am Building
1600 Kapiolani Blvd.	1	209,889	100.0%	7,100,868
Honolulu, HI 96814

First Insurance Center
1100 Ward Avenue	1	202,992	100.0%	7,300,308
Honolulu, HI 96814

PBN Building
1833 Kalakaua Avenue	1	90,559	100.0%	2,050,128
Honolulu, HI 96815

Clifford Center
810 Richards Street	1	72,415	100.0%	1,960,032
Honolulu, HI 96813

Sorrento Technology Center
10140 Barnes Canyon Rd.	2	63,363	100.0%	1,582,836
10180 Barnes Canyon Rd.
San Diego, CA 92121

City Square
3800 N. Central Ave.	3	738,422	100.0%	10,730,844
3838 N. Central Ave.
4000 N. Central Ave.
Phoenix, AZ 85012

Total Consolidated Properties	11	2,265,339		$58,249,517

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)

Joint Venture Properties

Torrey Hills Corp. Center
11250 El Camino Real	1	24,066	32.2%	$898,980
San Diego, CA 92130

Palomar Heights Plaza
5860 Owens Avenue	3	45,538	32.2%	757,020
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008

Palomar Heights Corp. Center
5857 Owens Avenue	1	64,812	32.2%	1,530,984
Carlsbad, CA 92008

Scripps Ranch Bus. Park
9775 Business Park Ave.	2	47,248	32.2%	564,504
10021 Willow Creek Rd.
San Diego, CA 92131

Via Frontera Bus. Park
10965 Via Frontera Dr.	2	78,819	10.0%	626,280
10993 Via Frontera Dr.
San Diego, CA 92127

Poway Flex
13550 Stowe Drive	1	112,000	10.0%	1,090,248
Poway, CA 92064

Carlsbad Corp. Center.
1950 Camino Vida Roble	1	121,528	10.0%	2,109,612
Carlsbad, CA 92008

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

PROPERTY	NO. OF BUILDINGS	RENTABLE SQ. FT.	PERCENTAGE OWNERSHIP	ANNUALIZED RENT(1)(2)

Savi Tech Center
22705 Savi Ranch Pkwy.	4	372,327	10.0%	$7,031,748
22715 Savi Ranch Pkwy.
22725 Savi Ranch Pkwy.
22745 Savi Ranch Pkwy.
Yorba Linda, CA 92887

Yorba Linda Bus. Park
22833 La Palma Ave.	5	166,042	10.0%	1,680,168
22343 La Palma Ave.
22345 La Palma Ave.
22347 La Palma Ave.
22349 La Palma Ave.
Yorba Linda, CA 92887

South Coast Exec. Center
1503 South Coast Dr.	1	61,025	10.0%	788,556
Costa Mesa, CA 92626

Gateway Corp. Center
1370 Valley Vista Dr.	1	85,216	10.0%	2,055,600
Diamond Bar, CA 91765

Black Canyon Corp. Ctr.
16404 N. Black Canyon Hwy.	1	218,694	17.5%	2,596,332
Phoenix, AZ 85053

Bank of Hawaii Waikiki Center
2155 Kalakaua Avenue	1	152,288	17.5%	6,431,268
Honolulu, HI 96815

Seville Plaza
5469 Kearny Villa Rd.	3	138,576	7.5%	2,441,124
5471 Kearny Villa Rd.
5473 Kearny Villa Rd.
San Diego, CA 92123

U.S. Bank Center
101 North First Ave.	2	372,676	7.5%	6,499,440
21 West Van Buren St.
Phoenix, AZ 85003

Seaview Corporate Center	5	356,504	5.0%	10,996,404
10180 Telesis Court
10190 Telesis Court
10182 Telesis Court
10188 Telesis Court
San Diego, CA 92121

Total Joint Venture Properties	34	2,417,359		$48,098,268

(1)
Represents annualized monthly contractual rent under existing leases as of June 30, 2010. This amount reflects total rent before abatements and includes expense reimbursements, some of which are estimated. Annualized rent for the unconsolidated joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest.

(2)	Existing net rents are converted to gross rents by adding estimated annualized operating expense reimbursements to base rents.

Pacific Office Properties Trust, Inc.

During the quarter ended June 30, 2010, we entered into a contract to purchase a one-building office property located in San Diego, California that has approximately 200,000 square feet of gross leasable area for a cash purchase price of approximately $68.8 million.  The building is 100% leased to a publicly-traded company. The closing date is currently scheduled to be September 13, 2010, subject to customary closing conditions.  The closing date may be extended at the Company’s election to a date no later than December 1, 2010 subject to the payment of additional amounts into escrow and certain other conditions set forth in the agreement. Following the completion of due diligence on August 13, 2010, we are only entitled to a return of the amounts paid into escrow in the event of the seller’s default or failure to satisfy closing conditions. There is no assurance that we will acquire the property because the proposed acquisition is subject to a variety of factors, including customary closing conditions.

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

Critical Accounting Policies -

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

Results of Operations

Overview –

As of June 30, 2010, the Property Portfolio was 83.8% leased to a total of 1,044 tenants. Approximately 6.6% of our Property Portfolio leased square footage expires during 2010 and another 11.3% of our Property Portfolio leased square footage expires during 2011. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years.

As of June 30, 2010, our consolidated Honolulu portfolio was 89.9% leased, with approximately 147,500 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 89.1% leased, with approximately 16,700 square feet available.

As of June 30, 2010, our consolidated Phoenix portfolio was 71.3% leased, with approximately 211,800 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 72.9% leased, with approximately 160,300 square feet available.

Pacific Office Properties Trust, Inc.

As of June 30, 2010, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 100% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 83.2% leased, with approximately 166,100 square feet available.

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009 (in thousands)

	2010	2009	$ Change	% Change
Revenue:
Rental	$10,336	$10,607	$(271)	(2.6%)
Tenant reimbursements	6,010	5,299	711	13.4%
Parking	2,046	2,011	35	1.7%
Other	81	102	(21)	(20.6%)
Total revenue	18,473	18,019	454	2.5%

Expenses:
Rental property operating	10,098	9,660	438	4.5%
General and administrative	797	497	300	60.4%
Depreciation and amortization	5,757	7,030	(1,273)	(18.1%)
Interest	6,844	6,806	38	0.6%
Total expenses	23,496	23,993	(497)	(2.1%)

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(5,023)	(5,974)	951	(15.9%)
Equity in net earnings of unconsolidated
joint ventures	33	163	(130)	(79.8%)
Non-operating income	-	1	(1)	(100.0%)
Net loss	$(4,990)	$(5,810)	$820	(14.1%)

Revenues -

Rental Revenue. Rental revenue decreased by $0.3 million, or 2.6%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease was due to decreased average occupancy at our Davies Pacific Center property, which resulted in a decrease of $0.1 million in rental revenue, and lower rental rates at our City Square property ($0.2 million) due to current market conditions in the greater Phoenix area.

Tenant Reimbursements. Tenant reimbursements increased by $0.7 million, or 13.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The increase is primarily due to an adjustment of $0.4 million to our common area maintenance expenses recoverable from our tenants in the 2009 period.  In addition, there was an increase in electricity rates in Hawaii and a corresponding increase in tenant reimbursement expenses of $0.3 million in the current year period.

Pacific Office Properties Trust, Inc.

Expenses -

Rental Property Operating Expenses. Rental property operating expenses increased by $0.4 million, or 4.5%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The increase was primarily attributable to higher electric costs in Hawaii ($0.6 million) as a result of higher oil prices in 2010.  The increase was partially offset by savings recognized portfolio-wide due to operating efficiencies of $0.2 million.

General and Administrative. General and administrative expense increased by $0.3 million, or 60.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase is primarily due to an increase in legal fees.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.3 million, or 18.1%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease in expense was primarily attributable to the expiration of useful lives of intangible assets acquired during the Transactions.  An additional decrease was related to an adjustment to expense that took place in 2009 related to our Waterfront property that is expected not to recur in 2010.  We expect amortization expense related to intangible assets acquired during the Transactions to continue to decrease as their useful lives expire.

Interest Expense. Interest expense remained relatively constant for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The increase in our total consolidated debt during the current year period was offset by a decrease in the weighted average interest rate in the current year period as compared to the same period in the prior year.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $0.1 million, or 79.8%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease was primarily attributable to a decrease of $0.1 million in our income attributable to our share of the Black Canyon joint venture.  Interest expense has increased significantly at this joint venture due to a recent loan modification of its debt.

Pacific Office Properties Trust, Inc.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009 (in thousands)

	2010	2009	$ Change	% Change

Revenue:
Rental	$20,745	$21,513	$(768)	(3.6%)
Tenant reimbursements	11,418	11,021	397	3.6%
Parking	4,068	4,068	-	N/A
Other	176	187	(11)	(5.9%)
Total revenue	36,407	36,789	(382)	-1.0%

Expenses:
Rental property operating	19,717	19,575	142	0.7%
General and administrative	1,404	1,646	(242)	(14.7%)
Depreciation and amortization	11,529	13,557	(2,028)	(15.0%)
Interest	13,447	13,525	(78)	(0.6%)
Total expenses	46,097	48,303	(2,206)	(4.6%)

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(9,690)	(11,514)	1,824	(15.8%)
Equity in net earnings of unconsolidated
joint ventures	44	217	(173)	(79.7%)
Non-operating income	-	4	(4)	(100.0%)
Net loss	$(9,646)	$(11,293)	$1,647	(14.6%)

Revenues -

Rental Revenue. Rental revenue decreased by $0.8 million, or 3.6%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily due to decreased average occupancy at three of our Hawaii properties – Waterfront Plaza, Davies Pacific Center and the Pan Am building ($0.3 million).  In addition, we are experiencing lower rental rates at our City Square property ($0.2 million) due to current market conditions in the greater Phoenix area.

Tenant Reimbursements. Tenant reimbursements increased by $0.4 million, or 3.6%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase is primarily due to an increase in our common area maintenance expenses recoverable from our tenants in the 2009 period.

All other sources of revenue remained relatively constant.

Expenses -

General and Administrative. General and administrative expense decreased by $0.2 million, or 14.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease is primarily due to a reduction in audit fees ($0.5 million) offset by a $0.3 million increase in legal fees.

Pacific Office Properties Trust, Inc.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $2.0 million, or 15.0%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. A decrease in expense of $1.9 million was primarily attributable to the expiration of useful lives of intangible assets acquired during the Transactions.  An additional decrease was related to an adjustment to expense that took place in 2009 related to our Waterfront property that is expected not to recur in 2010.  We expect amortization expense related to intangible assets acquired during the Transactions to continue to decrease as their useful lives expire.

Interest Expense. Interest expense remained relatively constant for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase in our total consolidated debt during the current year period was offset by a decrease in the weighted average interest rate in the current year period as compared to the same period in the prior year.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $0.2 million, or 79.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was attributable to the addition of the Seaview joint venture in December 2009, of which our share of its loss was approximately $0.1 million.  In addition, our share of income attributable to our Black Canyon joint venture decreased by $0.1 million due to a recent loan modification of its debt which resulted in higher interest expense.

Liquidity and Capital Resources

Cash Balances, Available Borrowings and Capital Resources -

As of June 30, 2010, we had $3.8 million in cash and cash equivalents as compared to $2.4 million as of December 31, 2009. In addition, we had restricted cash balances of $7.1 million as of June 30, 2010 as compared to $7.3 million as of December 31, 2009. Restricted cash primarily consists of interest bearing cash deposits required by certain of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs. In addition, as of June 30, 2010, we had approximately $8.7 million available under our credit facility for borrowings.

We have $66.3 million in aggregate principal indebtedness maturing in 2010.  On April 6, 2010, a non-recourse loan in the amount of $11.6 million secured by our Pacific Business News building matured.  On April 7, 2010, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  We continue to seek a loan workout agreement with the lender, but there can be no assurance that we will be successful.  We are also pursuing possible refinancing alternatives.  We have initiated discussions with the loan servicers for each of the non-recourse loans secured by our City Square property maturing this year with regard to an agreement to extend the maturity date of the loans and to make certain other modifications to the terms of the loans.  If we are unable to extend the maturity date of any of the other loans, we may attempt to refinance the indebtedness or utilize a combination of cash on hand, available borrowings under our credit facility, cash generated from operations and any available proceeds from our continuous offering of Senior Common Stock to repay the loan.  If we are unable to repay any loan at maturity, we may not be able to retain our equity in the properties in question.

Our liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, cumulative dividends on our Senior Common Stock, capital expenditures, debt service requirements and scheduled principal maturities, and property acquisitions, including our pending $68.8 million of an office property in San Diego as previously described.  We expect to meet our liquidity and capital requirements through net cash provided by operations, existing cash on hand, borrowings under our revolving credit facility, refinancing of existing indebtedness, any available proceeds from our continuous offering of Senior Common Stock or the issuance of additional securities and through other available investment and financing activities, including the assumption of mortgage indebtedness upon acquisition or the procurement of new acquisition mortgage indebtedness.  We may plan for our future financing activities to include selling a portion of the equity in the properties in which we currently hold whole interests.

As of June 30, 2010, our total consolidated debt was approximately $434.9 million with a weighted average interest rate of 5.73% (5.86% assuming the default interest rate on the PBN loan) and a weighted average remaining term of 4.97 years.

Pacific Office Properties Trust, Inc.

On January 12, 2010, we commenced a registered continuous public offering of up to 40,000,000 shares of our Senior Common Stock, which ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  We issued and sold 66,783 shares of Senior Common Stock for proceeds of $0.6 million, net of issuance costs, for the three months ended June 30, 2010. No shares of Senior Common Stock were issued for the three months ended March 31, 2010. We paid dividends of $4 thousand to the Senior Common Stock holders for the three months ended June 30, 2010.

Cash Flows -

Net cash provided by operating activities for the Company for the six months ended June 30, 2010 was $1.5 million compared to $7.9 million for the six months ended June 30, 2009. The decrease of $6.4 million was primarily attributable to approximately $2.3 million of escrow deposits returned in the prior year, which did not recur in the current year.  In addition, our prepaid expenses increased by $0.4 million in the current year compared to the prior year.  We also used our credit facility proceeds to decrease more of our outstanding payables balance than in the prior year ($2.2 million).  The remainder of the decrease was primarily attributable to non-cash adjustments.

Net cash used in investing activities for the Company for the six months ended June 30, 2010 was $4.0 million compared to $2.4 million for the six months ended June 30, 2009.  We increased our payment of leasing commissions and capital improvements related to real estate by $2.0 million compared to the same period in the prior year.  In addition, cash distributions from our unconsolidated joint ventures decreased by $0.4 million. These items were partially offset by a decrease in restricted cash used for capital expenditures of $0.8 million.

Net cash provided by financing activities was $4.0 million for the six months ended June 30, 2010 compared to net cash used in financing activities of $3.2 million during the six months ended June 30, 2009.  Our cash provided by financing activities is primarily attributable to a $6.6 million draw on our revolving credit facility during the current year period, which did not occur in the prior year period. In addition, the proceeds from the sale of Senior Common Stock contributed $0.6 million to the increase as well as a $0.4 million increase due to decreased repayment of mortgage notes payable.  These increases were slightly offset by increased expenditures relating to offering costs ($0.3 million) as well as increased repayments of security deposits ($0.1 million) and Listed Common Stock dividends ($0.1 million).

Indebtedness

Mortgage and Other Loans -

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of June 30, 2010. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

Pacific Office Properties Trust, Inc.

PROPERTY	AMOUNT	INTEREST RATE		MATURITY DATE	BALANCE DUE AT MATURITY DATE		PREPAYMENT/ DEFEASANCE
Pacific Business News Building (1)	$11,601	11.98%		4/6/2010		(1)
City Square	27,500	5.58%		9/1/2010	27,500		(2)
City Square (3)	27,017	LIBOR + 2.35%		9/1/2010	27,017		(4)
Clifford Center (5)	3,365	6.00%		8/15/2011	3,032		(6)
First Insurance Center	38,000	5.74%		1/1/2016	38,000		(7)
First Insurance Center	14,000	5.40%		1/6/2016	14,000		(8)
Sorrento Technology Center (9)	11,740	5.75	% (10)	1/11/2016 (10)	10,825		(11)
Pan Am Building	60,000	6.17%		8/11/2016	60,000		(12)
Waterfront Plaza	100,000	6.37%		9/11/2016	100,000		(13)
Waterfront Plaza	11,000	6.37%		9/11/2016	11,000		(14)
Davies Pacific Center	95,000	5.86%		11/11/2016	95,000		(15)
Subtotal	$399,223
Revolving line of credit (16)	16,347	1.85%		12/31/2013	16,347
Outstanding principal balance	$415,570
Less: Unamortized discount, net	(1,777)
Net	$413,793

______________________

(1)
Loan has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of 11.98%.  We are currently in negotiations with the lender.  For additional information, see “Liquidity and Capital Resources” above.

(2)
Loan is prepayable and may be defeased at any time.  We are currently in discussions with the servicer for this loan regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

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

(4)	Loan may be prepaid subject to payment of a fee in amount of $142 thousand.
(5)	Requires monthly principal and interest payments of $39.8 thousand. The initial maturity date is August 15, 2011. We have the option to extend the maturity date to August 15, 2014 for a nominal fee.
(6)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.
(7)
Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance.  No premium due after October 1, 2015.  Loan may also be defeased.

(8)	Loan is not prepayable until October 6, 2015; however, loan may be defeased. No premium is due upon prepayment.
(9)	Requires monthly principal and interest payments in the amount of $69 thousand.
(10)
Although the maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.0%.

(11)	No prepayment is permitted prior to October 11, 2015. Loan may be defeased.
(12)	Loan is prepayable subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.
(13)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.
(14)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.
(15)	Loan is prepayable, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.
(16)	The revolving line of credit matures on December 31, 2013. See “Revolving Line of Credit” below.

    Our variable rate debt, as reflected in the above schedule and in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, bears interest at a rate based on 30-day LIBOR, which was 0.35% as June 30, 2010, plus a spread. Our variable rate debt at June 30, 2010 has an initial term that matures in September 2010.  As noted in footnotes (2) and (3) to the table above, we are currently in discussions with the servicer for this debt regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

The mortgage debt the Company maintains is typically property specific debt which is non-recourse and subject to customary non-recourse carve-out provisions.   The mortgage secured by the Clifford Center property contains an additional guarantee from Mr. Shidler and James C. Reynolds, a director and stockholder of our Advisor, and entities wholly-owned or controlled by them, for any borrower misconduct or environmental condition on the property.  The Operating Partnership has agreed to indemnify them to the extent of their guaranty liability.  This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk.

As of June 30, 2010, our ratio of total consolidated debt to total consolidated market capitalization was approximately 67.8%. Our total consolidated market capitalization of $641.8 million includes our total consolidated debt of $434.9 million, the market value of our Listed Common Stock and equivalents outstanding of $206.2 million (based on the closing price of

Pacific Office Properties Trust, Inc.

our Listed Common Stock of $4.06 per share on the NYSE Amex on June 30, 2010) and the market value of our outstanding Senior Common Stock of $0.7 million (based on the offering price of our Senior Common Stock of $10.00 on June 30, 2010).

At June 30, 2010, the Operating Partnership was subject to a $0.6 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within our control. We believe that the subject conditions will be satisfied by management prior to, or during, the third quarter ending September 30, 2010, and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.  As such, we have not recorded this as a liability because the probability for recourse is remote.

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of June 30, 2010 and December 31, 2009, we had outstanding borrowings of $16.3 million and $8.9 million, respectively, under the FHB Credit Facility.

As security for the FHB Credit Facility, as amended, Shidler LP, a Hawaii limited partnership controlled by Mr. Shidler has pledged to the Lender a certificate of deposit in the principal amount of $25 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $25 million principal amount of the certificate of deposit.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes -

At June 30, 2010 and December 31, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, respectively, which were originally issued to fund certain capital improvements upon the completion of the Transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of the Transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

Pacific Office Properties Trust, Inc.

On September 23, 2009, the Operating Partnership entered into an Exchange Agreement (the “Exchange Agreement”) with certain of our affiliates (collectively, the “Transferors”).  Pursuant to the terms and conditions of the Exchange Agreement, on September 25, 2009, certain unsecured subordinated promissory notes, in the aggregate outstanding amount (including principal and accrued interest) of approximately $3.0 million, issued by the Operating Partnership to the Transferors were exchanged for 789,095 shares of our Listed Common Stock.  The price per share of the Listed Common Stock issued pursuant to the Exchange Agreement was $3.82, which represented the volume-weighted average closing market price per share of the Listed Common Stock on the NYSE Amex for the thirty trading days preceding the date of the Exchange Agreement.

For the period from March 20, 2008 through June 30, 2010, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At June 30, 2010 and at December 31, 2009, $3.4 million and $2.6 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Distributions -

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

One of our primary objectives, consistent with our policy of retaining sufficient cash for reserves and working capital purposes and maintaining our status as a REIT, is to distribute a substantial portion of our funds available from operations to our common stockholders and UPREIT unit holders in the form of dividends or distributions on a quarterly basis. Dividends and distributions by the Company are contingent upon the Company’s receipt of distributions on the Common Units from the Operating Partnership. The Operating Partnership is prohibited from making distributions on the Common Units unless all accumulated distributions on the Preferred Units have been paid, except to pay certain operating expenses of the Company and for the purposes of maintaining our qualification as a REIT. As of June 30, 2010, we considered market factors and our performance in addition to REIT requirements in determining distribution levels.

On May 11, 2010, our Board of Directors declared a cash dividend of $0.05 per share of our common stock for the second quarter of 2010. The dividend was paid on July 15, 2010 to holders of record of common stock on June 30, 2010. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at June 30, 2010 in the amount of $0.05 per Common Unit, on July 15, 2010. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at June 30, 2010, on July 15, 2010.

Our Board of Directors declared daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through June 30, 2010, in an amount equal to an annualized rate of 7.25%.  Dividends declared on the Senior Common Stock for the months of April 2010, May 2010 and June 2010 were paid on May 17, 2010, June 15, 2010 and July 15, 2010, respectively.

Our Board of Directors has also declared daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing July 1, 2010 through September 30, 2010, in an amount equal to an annualized rate of 7.25%.  Dividends declared on the Senior Common Stock for the months of July 2010, August 2010 and September 2010 are to be paid on August 16, 2010, September 15, 2010 and October 15, 2010, respectively.

Amounts accumulated for distribution to stockholders and UPREIT unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2010, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million, which were paid on July 15, 2010.

Pacific Office Properties Trust, Inc.

Related Party Transactions -

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting -

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

3.6
Certificate of Correction of the Company dated April 30, 2010 (previously filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2010 (File No. 001-09900) and incorporated herein by reference).

3.7	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-09900) and incorporated herein by reference).

10.1
First Amendment to Indemnity Agreement dated as of May 17, 2010, between Pacific Office Properties, L.P. and James C. Reynolds (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2010 (File No. 001-09900) and incorporated herein by reference).

10.2
Second Amendment to Loan Documents, dated as of May 25, 2010, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2010 (File No. 001-09900) and incorporated herein by reference).

10.3
Second Amendment to Indemnification Agreement, dated as of May 25, 2010, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 26, 2010 (File No. 001-09900) and incorporated herein by reference).

10.4	Purchase and Sale Agreement, effective as of June 28, 2010, between Pacific Office Properties Trust, Inc. and Terraces CP, LLC. (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Pacific Office Properties Trust, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: August 12, 2010	By:	/s/ James R. Ingebritsen
James R. Ingebritsen
Chief Executive Officer

By:	/s/ James R. Wolford
James R. Wolford
Chief Financial Officer