Form 10-Q
period 2010-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2010-11-08
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number:                                                      1-9900

PACIFIC OFFICE PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-0602478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10188 Telesis Court, Suite 222
San Diego, CA 92121
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code):                 (858) 882-9500

233 Wilshire Boulevard, Suite 310
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2010 there were issued and outstanding 3,903,050 shares of common stock listed on the NYSE Amex, par value $0.0001 per share (“Listed Common Stock”); 100 shares of Class B Common Stock, par value $0.0001 per share; and 1,159,908 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

PAGE
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	49
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	51
Item 4. (Removed and Reserved)	51
Item 5. Other Information	51
Item 6. Exhibits	52
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer

i

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Investments in real estate, net	$378,274	$382,950
Cash and cash equivalents	7,355	2,354
Restricted cash	7,232	7,348
Rents and other receivables, net	7,441	6,471
Intangible assets, net	28,943	33,228
Acquired above-market leases, net	403	612
Other assets, net	13,213	5,055
Goodwill	62,019	62,019
Investments in unconsolidated joint ventures	9,444	10,911
Total assets	$514,324	$510,948

LIABILITIES AND EQUITY
Mortgage and other loans, net	$419,720	$406,439
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	30,601	22,000
Acquired below-market leases, net	8,420	10,124
Total liabilities	479,845	459,667

Commitments and contingencies

Equity:
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, one share of Proportionate
Voting Preferred Stock issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Senior Common Stock, $0.0001 par value (liquidation preference $10 per share, $6,633 and $0, respectively)
40,000,000 shares authorized, 663,394 shares issued and outstanding at September 30, 2010;
0 shares authorized, issued and outstanding at December 31, 2009	5,905	-
Listed Common Stock, $0.0001 par value, 599,999,900 shares authorized, 3,903,050 shares issued and outstanding at
September 30, 2010; 239,999,900 shares authorized, 3,850,420 shares issued and outstanding at December 31, 2009	185	185
Class B Common Stock, $0.0001 par value, 100 shares authorized, issued and outstanding at September 30, 2010
and December 31, 2009	-	-
Additional paid-in capital	-	-
Cumulative deficit	(137,336)	(132,511)
Total stockholders' equity (deficit)	(131,246)	(132,326)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	38,457	56,339
Total equity	34,479	51,281
Total liabilities and equity	$514,324	$510,948

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,
	2010	2009

Revenue:
Rental	$10,876	$10,486
Tenant reimbursements	5,324	5,163
Parking	2,025	2,012
Other	91	83
Total revenue	18,316	17,744

Expenses:
Rental property operating	10,168	9,781
General and administrative	687	351
Depreciation and amortization	5,649	6,913
Interest	9,133	6,823
Loss on extinguishment of debt	-	171
Acquisition costs	630	-
Total expenses	26,267	24,039

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(7,951)	(6,295)
Equity in net earnings of unconsolidated
joint ventures	140	189
Non-operating income	-	2
Net loss	(7,811)	(6,104)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(571)
Common unitholders in the Operating Partnership	6,617	5,434
	6,049	4,863
Dividends on Senior Common Stock	(49)	-
Net loss attributable to common stockholders	$(1,811)	$(1,241)

Net loss per common share - basic and diluted	$(0.46)	$(0.40)

Weighted average number of common shares
outstanding - basic and diluted	3,903,150	3,112,888

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the nine months ended September 30,
	2010	2009

Revenue:
Rental	$31,621	$31,999
Tenant reimbursements	16,742	16,184
Parking	6,093	6,080
Other	267	270
Total revenue	54,723	54,533

Expenses:
Rental property operating	29,885	29,356
General and administrative	2,091	1,997
Depreciation and amortization	17,178	20,470
Interest	22,580	20,348
Loss on extinguishment of debt	-	171
Acquisition costs	630	-
Total expenses	72,364	72,342

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(17,641)	(17,809)
Equity in net earnings of unconsolidated
joint ventures	184	406
Non-operating income	-	6
Net loss	(17,457)	(17,397)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,704)	(1,696)
Common unitholders in the Operating Partnership	15,113	15,680
	13,409	13,984
Dividends on Senior Common Stock	(53)	-
Net loss attributable to common stockholders	$(4,101)	$(3,413)

Net loss per common share - basic and diluted	$(1.06)	$(1.12)

Weighted average number of common shares
outstanding - basic and diluted	3,869,991	3,059,678

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the nine months ended September 30,
	2010	2009

Operating activities
Net loss	$(17,457)	$(17,397)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	17,178	20,470
Deferred rent	(984)	(869)
Deferred ground rents	1,567	1,690
Interest amortization	1,044	1,135
Share based compensation	150	140
Loss from extinguishment of debt	-	171
Above- and below-market lease amortization, net	(1,495)	(1,820)
Equity in net earnings of unconsolidated joint ventures	(184)	(406)
Net operating distributions received from unconsolidated
joint ventures	179	179
Bad debt expense	362	663
Changes in operating assets and liabilities:
Restricted cash used for operating activities	(233)	3,363
Rents and other receivables	(348)	544
Other assets	(1,677)	(775)
Accounts payable and other liabilities	5,299	(398)
Net cash provided by operating activities	3,401	6,690
Investing activities
Acquisition and improvement of real estate	(5,865)	(4,469)
Deposit for acquisition of real estate	(5,000)	-
Capital distributions from unconsolidated joint ventures	1,472	1,801
Payment of leasing commissions	(1,249)	(699)
Decrease (increase) in restricted cash used for capital expenditures	349	(1,540)
Net cash used in investing activities	(10,293)	(4,907)
Financing activities
Repayment of mortgage notes payable	(352)	(706)
Proceeds from mortgage notes payable	238	811
Repayments of revolving credit facility	-	(3,000)
Borrowings from revolving credit facility	13,100	5,847
Proceeds from sale of Senior Common Stock, net	5,905	-
Deferred financing costs	-	(178)
Deferred offering costs	(1,935)	(1,178)
Security deposits	(97)	(86)
Senior Common Stock dividends	(24)	-
Listed Common Stock dividends	(593)	(501)
Redemption of OP units	(500)	-
Distributions to non-controlling interests - Preferred unitholders	(1,704)	(1,705)
Distributions to non-controlling interests - Common unitholders	(2,145)	(2,146)
Net cash provided by (used in) financing activities	11,893	(2,842)
Increase in cash and cash equivalents	5,001	(1,059)
Balance at beginning of period	2,354	4,463
Balance at end of period	$7,355	$3,404
Supplemental cash flow information
Interest paid	$18,217	$17,660

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Accrued capital expenditures	$1,103	$722
Exchange of unsecured notes payable to related parties for Listed Common Stock	$-	$3,014

See accompanying notes to condensed consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Organization and Ownership

Pacific Office Properties -

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc. (the “Company”) and its subsidiaries and joint ventures.  Through our controlling interest in Pacific Office Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we own, acquire and operate primarily institutional-quality office properties principally in selected long- term growth markets in California and Hawaii.  We operate as a real estate investment trust (“REIT”) for federal income tax purposes.  We are externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor”), an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, which is a business name utilized by a number of affiliates controlled by Jay H. Shidler.  The Advisor is responsible for our day-to-day operation and management.  See Note 12 for a detailed discussion of the Advisor’s role.

Through our Operating Partnership, as of September 30, 2010, we owned eight office properties comprising approximately 2.3 million rentable square feet and interests (ranging from 5% to approximately 32%) in 16 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 2.4 million rentable square feet (the “Property Portfolio”).  As of September 30, 2010, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.  Our property statistics as of September 30, 2010, were as follows:

	Number of		Property
	Properties	Buildings	Portfolio Sq. Ft.
Wholly-owned properties	8	11	2,265.339
Unconsolidated joint venture properties	16	34	2,417,372
Total	24	45	4,682,711

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

Reclassifications -

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation with no corresponding net effect on the previously reported consolidated results of operations and financial position of the Company.  Our consolidated statement of cash flows has been adjusted to separate restricted cash amounts related to operating activities (i.e., tax and insurance reserves) from restricted cash amounts related to investing activities (i.e. capital expenditures). Our consolidated balance sheets have been adjusted to separately present capitalized above-market lease amounts in “Acquired above-market leases, net.” The capitalized above-market lease amounts were previously offset against capitalized below-market lease amounts and included in “Acquired below-market leases, net.”

Principles of Consolidation -

The accompanying condensed consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in Unconsolidated Joint Ventures -

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

Investments in unconsolidated joint ventures are initially recorded at cost and are subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or distributions received from, the joint ventures and other adjustments.  We record distributions of operating profit from our investments in unconsolidated joint ventures as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the condensed consolidated statements of cash flows.  A description of our impairment policy is set forth in this Note 2.

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

The Company evaluates all investments in accordance with the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which was effective January 1, 2010 and which requires ongoing assessments of the investments to determine whether or not they are variable interest entities (“VIEs”) and if they are VIEs, whether or not the Company is determined to be the primary beneficiary. The Company would consolidate a VIE if it is determined that the Company is the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable.  We currently do not hold any investments in variable interest entities.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of September 30, 2010, none of our subsidiaries had elected to be treated as a TRS.

Earnings (Loss) per Share -

We present both basic and diluted earnings (loss) per share (“EPS”).  Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period.

Diluted EPS is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares that would have been outstanding for the period, assuming the issuance of common shares for all potentially dilutive common shares outstanding during such period.

Investments in Real Estate -

We account for acquisitions of real estate utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases.  Capitalized above- and below-market lease amounts are reflected in “Acquired above-market leases, net” and “Acquired below-market leases, net,” respectively, in the condensed consolidated balance sheets.  Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options.  Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

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
(unaudited)

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

Revenue Recognition –

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.

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
(unaudited)

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

Goodwill is reviewed for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred.  The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level.  A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level.  The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the market-based earning multiples of the unit’s peer companies or expected future cash flows.  If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment.  As of September 30, 2010, nothing has come to our attention to cause us to believe that our carrying amount of goodwill is impaired.  The factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions.

Impairment of Investments in Unconsolidated Joint Ventures -

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary.  An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value.  We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the three and nine months ended September 30, 2010 and 2009, respectively.

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

Tenant Receivables -

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying condensed consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.  We take into consideration factors to evaluate the level of reserve necessary, including historical termination, default activity and current economic conditions.  At September 30, 2010, the balance of the allowance for doubtful accounts was $0.9 million, compared to $1.1 million at December 31, 2009.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock-Based Compensation -

All share-based payments to employees, including directors, are recognized in the consolidated statement of operations based on their fair values.  We recognize share-based compensation in accordance with FASB Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. In accordance with FASB ASC 718, we determine the fair value of the share-based compensation grants on the respective grant dates, and recognize to expense the fair value of the grants over the employees’ or directors’ requisite service periods, which are generally the vesting periods. If the grants vest immediately, we expense the fair value of the grant in full on the grant date. The fair value of the share-based payment awards are generally based on the Company’s Listed Common Stock price on the date of grant.  See Note 13 for a more detailed discussion.

Non-controlling Interests –

We account for non-controlling interests in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, we report non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income available to common stockholders on the statement of operations.  Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, FASB ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.	Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2010, and at December 31, 2009, are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009

Land and land improvements	$76,054	$76,054
Building and building improvements	310,815	310,507
Tenant improvements	33,239	27,707
Construction in progress	3,941	3,311
Furniture, fixtures and equipment	1,401	1,401
Investments in real estate	425,450	418,980
Less: accumulated depreciation	(47,176)	(36,030)
Investments in real estate, net	$378,274	$382,950

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.           Intangible Assets and Acquired Above- and Below-Market Lease Liabilities

Our identifiable intangible assets and acquired above- and below-market leases, net at September 30, 2010, and at December 31, 2009, are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009

Acquired leasing commissions
Gross amount	$9,966	$8,857
Accumulated amortization	(5,270)	(4,212)
Net balance	$4,696	$4,645

Acquired leases in place
Gross amount	$16,725	$17,171
Accumulated amortization	(11,981)	(10,234)
Net balance	$4,744	$6,937

Acquired tenant relationship costs
Gross amount	$19,581	$19,581
Accumulated amortization	(6,279)	(4,419)
Net balance	$13,302	$15,162

Acquired other intangibles
Gross amount	$7,708	$7,767
Accumulated amortization	(1,507)	(1,283)
Net balance	$6,201	$6,484

Intangible assets, net	$28,943	$33,228

Acquired above-market leases
Gross amount	$2,206	$2,218
Accumulated amortization	(1,803)	(1,606)
Acquired above-market leases, net	$403	$612

Acquired below-market leases
Gross amount	$15,397	$15,571
Accumulated amortization	(6,977)	(5,447)
Acquired below-market leases, net	$8,420	$10,124

5.	Investment in Unconsolidated Joint Ventures

We own interests in seven joint ventures (including managing ownership interests in six of those seven), holding 16 office properties, comprised of 34 office buildings and approximately 2.4 million rentable square feet.  Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  In exchange for our managing ownership interest and related equity investment in these joint ventures, we are entitled to fees, preferential allocations of earnings and cash flows from each respective joint venture.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At September 30, 2010 and December 31, 2009, the JV Basis Differential, net, was approximately $1.5 million, respectively, and is included in investments in unconsolidated joint ventures in our consolidated balance sheet.  For the three and nine months ended September 30, 2010 and 2009, the amount of JV Basis Differential amortization expense was not significant.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Revenues:
Rental	$11,528	$9,513	$34,431	$27,979
Other	2,385	2,160	7,211	6,471
Total revenues	13,913	11,673	41,642	34,450

Expenses:
Rental operating	5,409	4,768	16,966	14,223
Depreciation and amortization	5,443	4,486	17,301	14,578
Interest	5,955	3,972	17,994	12,581
Total expenses	16,807	13,226	52,261	41,382
Net loss	$(2,894)	$(1,553)	$(10,619)	$(6,932)

Equity in net earnings
of unconsolidated joint venture (a)	$140	$189	$184	$406

	September 30, 2010	December 31, 2009
Investment in real estate, net	$383,372	$400,700
Other assets	67,172	61,912
Total assets	$450,544	$462,612

Mortgage and other loans	$365,835	$366,543
Other liabilities	19,673	15,543
Total liabilities	$385,508	$382,086

Investment in unconsolidated joint ventures	$9,444	$10,911

_________
(a)
The total earnings of all the respective joint ventures of the Company, for all periods presented, are in a loss position. However, the equity in net earnings of the joint ventures attributable to the Company is positive for all periods presented. This occurs because the Company’s effective ownership in the various joint ventures ranges from 5% to 32.2% and therefore only a portion of the losses of the joint ventures is attributable to the Company. In addition, the Company earns a priority return which in the case of most of the joint ventures exceeds the attributable losses, resulting in net earnings attributable to the Company.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.           Other Assets, net

Other assets, net consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Deferred loan fees, net of accumulated amortization of $1.5 million and $1.2 million at September 30, 2010 and December 31, 2009, respectively	$1,726	$2,008
Equity offering costs	3,777	1,842
Prepaid expenses	2,710	1,205
Acquisition deposits	5,000	-
Total other assets, net	$13,213	$5,055

7.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts payable	$2,172	$597
Interest payable	5,004	2,644
Deferred revenue	1,712	2,039
Security deposits	2,688	2,782
Deferred straight-line ground rent	8,187	6,620
Related party payable (Note 12 )	1,245	1,113
Accrued expenses (1)	8,963	5,599
Asset retirement obligations	630	606
Total accounts payable and other liabilities	$30,601	$22,000

____________
(1)
Accrued expenses include $2.0 million of late penalties related to the loans secured by our Pacific Business News and City Square properties, which are currently in default – refer to note 8 for further discussion of the related loan terms.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.           Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount or premium, at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	Outstanding Principal Balance, Net at
Property	September 30, 2010	December 31, 2009	Interest Rate		Maturity Date
Pacific Business News Building	$11,601	$11,666	6.98	% (a)	4/6/2010 (a)
City Square	27,500	27,414	5.58%		9/1/2010 (b)
City Square	27,255	27,017	LIBOR + 2.35% (c)		9/1/2010 (c)
Clifford Center	3,296	3,501	6.00%		8/15/2011(d)
First Insurance Center	37,509	37,439	5.74%		1/1/2016
First Insurance Center	13,817	13,791	5.40%		1/6/2016
Sorrento Technology Center	11,552	11,625	5.75%		1/11/2016
Pan Am Building	59,968	59,964	6.17%		8/11/2016
Waterfront Plaza	100,000	100,000	6.37%		9/11/2016
Waterfront Plaza	11,000	11,000	6.37%		9/11/2016
Davies Pacific Center	94,176	94,075	5.86%		11/11/2016
Subtotal	397,673	397,492
Revolving line of credit (e)	22,047	8,947	1.25%		12/31/2013
Total	$419,720	$406,439

____________
(a)
The loan secured by the Pacific Business News Building has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of 11.98%.  The Company is currently in negotiations with the lender to extend the loan.

(b)
The loan secured by the City Square property has matured and we have not repaid the principal balance.  The Company signed a forbearance agreement with the lender on October 15, 2010.  Under the forbearance agreement, the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million  will be forgiven if the loan is repaid in full prior to the expiration of the forbearance period, which is the earliest to occur of five business days following the completion of our proposed public offering of Listed Common Stock, certain breaches or defaults by us under the forbearance agreement or loan documents, and January 14, 2011 (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).

(c)
The loan secured by a pledge of the ownership interests in the entities owning the City Square property has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of LIBOR + 7.35%.  The Company is currently in negotiations with the lender. The Company had an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limited the LIBOR rate on this loan to 7.45%.  The interest rate cap expired on September 1, 2010, commensurate with the maturity date of the loan.

(d)	The terms of the Clifford Center loan provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

    The existing and scheduled maturities for our mortgages and other loans for the periods succeeding September 30, 2010 are as follows (in thousands and includes scheduled principal paydowns):

2010	$66,464
2011	3,375
2012	157
2013	22,215
2014	179
Thereafter	329,015
Total	$421,405

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of September 30, 2010 and December 31, 2009, we had outstanding borrowings of $22.0 million and $8.9 million, respectively, under the FHB Credit Facility.

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

9.	Unsecured Notes Payable to Related Parties

At September 30, 2010 and December 31, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, respectively, which were originally issued to fund certain capital improvements upon the completion of the Transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of the Transactions.  The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity.  The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year.  Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity.  The promissory notes are unsecured obligations of the Operating Partnership.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On September 23, 2009, the Operating Partnership entered into an Exchange Agreement (the “Exchange Agreement”) with certain of our affiliates (collectively, the “Transferors”).  Pursuant to the terms and conditions of the Exchange Agreement, on September 25, 2009, certain unsecured subordinated promissory notes, in the aggregate outstanding amount (including principal and accrued interest) of approximately $3.0 million, issued by the Operating Partnership to the Transferors were exchanged for 789,095 shares of our Listed Common Stock.  The price per share of the Company’s Listed Common Stock issued pursuant to the Exchange Agreement was $3.82, which represented the volume-weighted average closing market price per share of the Company’s Listed Common Stock on the NYSE Amex for the thirty trading days preceding the date of the Exchange Agreement.

For the period from March 20, 2008 through September 30, 2010, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At September 30, 2010 and at December 31, 2009, $3.8 million and $2.6 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

10.	Commitments and Contingencies

Minimum Future Ground Rents -

We hold long-term ground leasehold interests in our Clifford Center and Waterfront Plaza properties.  The Clifford Center property ground lease expires May 31, 2035.  The annual rental obligation is a combination of a base rent amount plus 3% of base rental income from tenants. On June 1, 2016 and 2026, the annual rental obligation will reset to an amount equal to the greater of (i) 6% of the fair market value of the land, and (ii) the ground rent payable for the prior period.

The Waterfront Plaza ground lease expires December 31, 2060.  The annual rental obligation has fixed increases at 5-year intervals until it resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to the greater of (i) 8.0% of the fair market value of the land and (ii) the ground rent payable for the prior period.

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

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Conditional Asset Retirement Obligations -

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties acquired in the Transactions, we recorded conditional asset retirement obligations related to asbestos removal.  As of September 30, 2010 and December 31, 2009, the liability in our condensed consolidated balance sheets for conditional asset retirement obligations was $0.3 million for both periods.  The accretion expense for the three and nine months ended September 30, 2010 and 2009 was not significant.

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

Waterfront Plaza Ground Lease -

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of September 30, 2010 and December 31, 2009, the liability in our condensed consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three and nine months ended September 30, 2010 and 2009, respectively.

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

Purchase Commitments -

We are required by certain leases and loan agreements to complete tenant and building improvements.  As of September 30, 2010, this amount is projected to be $8.1 million, of which $1.4 million will be funded through reserves currently classified as restricted cash.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditures.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Indemnities -

On September 1, 2010, non-recourse loans in the amounts of $27.5 million (Senior Note secured by our City Square property in Phoenix) and $27.3 million (Mezzanine Note secured by a pledge of ownership interests in the entities owning the City Square property) matured.  On October 15, 2010, we signed a forbearance agreement with the lender of the Senior Note.  We continue to seek a loan workout agreement with the lender of the Mezzanine Note, but there can be no assurance that we will be successful. We intend to repay the Senior Note and the Mezzanine Note from the proceeds of our proposed registered public offering of Listed Common Stock (see Note 16 for further information regarding this offering), but there can be no assurance that this offering will be completed. The Mezzanine Note was also secured, in part, by the posting of certain letters of credit by James C. Reynolds and Shidler LP in the aggregate amount of $3.7 million. On October 20, 2010, the lender collected against these letters of credit. Pursuant to an indemnity agreement entered into on March 19, 2008 in connection with the Transactions, the Operating Partnership agreed to indemnify Mr. Reynolds and Shidler LP for any losses under the letters of credit. Mr. Reynolds is a director and stockholder of the Advisor, and holds over 10% of the Company’s outstanding Listed Common Stock. Shidler LP is controlled by Jay H. Shidler, the Chairman of our Board of Directors.

The mortgage debt that we maintain for our consolidated properties and unconsolidated joint venture properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Reynolds or, with respect to one loan, Mr. Shidler. Our Operating Partnership has agreed to indemnify Messrs. Reynolds and Shidler to the extent of their guaranty liability. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk, except to the extent of the recourse carve-outs. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

Forbearance of Default Interest and Penalties on Matured Indebtedness -

As noted above, our City Square Senior Note matured September 1, 2010.  We had not repaid this indebtedness as of September 30, 2010.  On October 15, 2010, we signed a forbearance agreement with the lender of the City Square Senior Note pursuant to which default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to the expiration of the forbearance period, which is the earliest to occur of five business days following the completion of our proposed public offering of Listed Common Stock, certain breaches or defaults by us under the forbearance agreement or loan documents, and January 14, 2011. We have not accrued the aggregate amount of these fees and interest at September 30, 2010 because we expect to satisfy the conditions of the forbearance agreement when we repay the matured loans from the proceeds of our proposed registered public offering of Listed Common Stock, but there can be no assurance that this offering will be completed.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.	Equity and Earnings per Share

Total Equity -

The changes in total equity for the period from December 31, 2009 to September 30, 2010 are shown below (in thousands):

	Stockholders' Equity (Deficit)	Non-controlling interests	Total

Balance at December 31, 2009	$(132,326)	$183,607	$51,281
Net loss attributable to common stockholders (1)	(4,101)	(13,409)	(17,510)
Stock compensation	150	-	150
Senior Common Stock issued	5,905	-	5,905
Common unit redemption	(279)	(621)	(900)
Dividends and distributions	(595)	(3,852)	(4,447)
Balance at September 30, 2010	$(131,246)	$165,725	$34,479

______________

(1)	Net loss attributable to common stockholders includes Senior Common Stock dividends of $53 thousand.

Stockholders’ Equity (Deficit) -

Our common stock listed on NYSE Amex (the “Listed Common Stock”) and Class B Common Stock are identical in all respects, except that in the event of liquidation the Class B Common Stock will not be entitled to any portion of our net assets, which will be allocated and distributed to the holders of the Listed Common Stock. Shares of our Listed Common Stock and Class B Common Stock vote together as a single class and each share is entitled to one vote on each matter to be voted upon by our stockholders.  Dividends on the Listed Common Stock and Class B Common Stock are payable at the discretion of our Board of Directors.

On January 12, 2010, we commenced a registered continuous public offering of up to 40,000,000 shares of our Senior Common Stock, which ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock will be entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Listed Common Stock exceed its current rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Listed Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio to be calculated using a value for our Listed Common Stock based on the average of the trailing 30-day closing price of the Listed Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  We issued 596,611 shares of Senior Common Stock for net proceeds of $5.4 million for the quarter ended September 30, 2010. We issued 66,783 shares of Senior Common Stock for net proceeds of $0.6 million for the quarter ended June 30, 2010. As of September 30, 2010, we had a total of 663,394 shares of our Senior Common Stock issued and outstanding.

Our Advisor has determined that the aggregate fair market value of our equity classes junior to the Senior Common Stock (calculated as described in the prospectus for the offering of Senior Common Stock) exceeds $100 million, and accordingly, that the estimated fair market value of the Senior Common Stock is its liquidation preference of $10.00 per share plus any accrued and unpaid dividends.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Non-controlling Interests –

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.32% of the Common Units outstanding as of September 30, 2010.  On August 4, 2010 our Operating Partnership redeemed 198,263 Common Units with a book value of $0.6 million for consideration of $0.9 million. The resulting difference of $0.3 million was recorded as an adjustment to additional paid in capital and cumulative deficit in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, the redemption of a non-controlling interest that does not result in a change in control is considered to be an equity transaction with no gain or loss recorded on the redemption. During the three and nine months ended September 30, 2010, no Preferred Units were redeemed or issued. As of September 30, 2010, 46,698,532 shares of our Listed Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

The partnership interests of the Operating Partnership are divided into (i) the general partnership interest and (ii) the limited partnership interests, consisting of Common Units and Preferred Units. The general partnership interest ownership percentage is determined by dividing the number of Listed Common Stock by the total number of Listed Common Stock plus the Common Units outstanding.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2010, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million.

On December 30, 2009, we amended certain provisions of the partnership agreement of the Operating Partnership (the “Partnership Agreement”) relating to the redemption rights of the Common Units and Preferred Units.  The Common Units issued on the Effective Date were reclassified as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of Listed Common Stock or a new class of Common Units, designated Class C Common Units, which have no redemption rights, as elected by a majority of our independent directors.  All other outstanding Common Units were reclassified as Class A Common Units, which are redeemable by the holders on a one-for-one basis for shares of Listed Common Stock or cash, as elected by a majority of our independent directors.  If converted, the Preferred Units will convert into Class B Common Units.  Furthermore, the Preferred Unit put option was modified by eliminating the various alternative currencies possible upon exercise of the put and permitting only the issuance of new preferred units in settlement of an exercised put.  The modification of the terms of the Preferred Units was more than inconsequential and therefore triggered a revaluation of the Preferred Units to their fair value on the modification date.  As a result of the amendments to the Partnership Agreement, the Non-Controlling Interests attributable to the Common Units and Preferred Units were reclassified from mezzanine equity to permanent equity on the consolidated balance sheet.  Simultaneously, the excess of market value over carrying value for the Preferred Units was booked as a fair value adjustment of Preferred Units on the consolidated statement of operations.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of the Transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock (the “Proportionate Voting Preferred Stock”), which entitles the Advisor to vote on all matters on which the common stockholders are entitled to vote.  The number of votes that the Advisor is entitled to cast equals the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the Transactions.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Listed Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  The Advisor has agreed to vote the Proportional Voting Preferred Stock as directed by Venture, the holder of these Operating Partnership units. As of September 30, 2010, that share of Proportionate Voting Preferred Stock represented 91.0% of our voting power.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation.  The Company has the option to redeem the Proportionate Voting Preferred Stock at the Company’s election if the Advisory Agreement is terminated and the Company becomes self-advised.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2010, Venture owned 46,173,693 shares of our Listed Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 93.7% and 94.7% of the total economic interest and voting power, respectively, in the Company.

Loss per Share -

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.35% and 78.65%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share/unit (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net loss attributable to common
stockholders - basic and diluted (1)	$(1,811)	$(1,241)	$(4,101)	$(3,413)

Weighted average number of common shares	3,903,150	3,112,888	3,869,991	3,059,678
Potentially dilutive common shares (2)	—	—	—	—
Weighted average number of common
shares/units outstanding — basic and diluted	3,903,150	3,112,888	3,869,991	3,059,678
Net loss per common share — basic and diluted	$(0.46)	$(0.40)	$(1.06)	$(1.12)

______________

(1)
For the three and nine months ended September 30, 2010 and September 30, 2009, net loss attributable to common stockholders includes $0.6 million and $1.7 million, respectively, of priority allocation to Preferred Unit holders each, respectively, which is included in non-controlling interests in the condensed consolidated statements of operations.

(2)
Approximately 47,615 non-vested restricted stock units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 275,483 shares of Senior Common Stock, for the three months ended September 30, 2010, and  approximately 47,615 non-vested restricted stock units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 99,309 shares of Senior Common Stock, for the nine months ended September 30, 2010,were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Approximately 52,630 non-vested restricted stock units and 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units for the three months ended September 30, 2009, and approximately 52,630 non-vested restricted stock units and 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units for the nine months ended September 30, 2009, were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  Refer to “Equity” section of this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Dividends and Distributions -

Our Board of Directors authorized, and we paid, quarterly cash dividends of $0.05 per share of Listed Common Stock and Class B Common Stock for each of the nine month periods ended September 30, 2010 and September 30, 2009, respectively, which equals an annualized rate of $0.20 per share for both years, respectively.

Our Board of Directors authorized, and we paid, quarterly cash distributions of $0.05 per Common Unit for each of the nine month periods ended September 30, 2010 and September 30, 2009, respectively, which equals an annualized rate of $0.20 per share for both years, respectively.

Our Board of Directors authorized, and we paid, quarterly cash distributions of $0.125 per Preferred Unit for each of the nine month periods ended September 30, 2010 and September 30, 2009, which equals an annualized rate of $0.50 per share for both years, respectively.

Our Board of Directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through September 30, 2010, in an amount equal to an annualized rate of 7.25%.   Dividends declared on the Senior Common Stock for the months of April 2010, May 2010 and June 2010 were paid on May 17, 2010, June 15, 2010 and July 15, 2010, respectively. Dividends declared on the Senior Common Stock for the months of July 2010, August 2010 and September 2010 were paid on August 16, 2010, September 15, 2010 and October 15, 2010, respectively.

On September 20, 2010, our Board of Directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing October 1, 2010 through December 31, 2010, in an amount equal to an annualized rate of 7.25%.  Dividends declared on the Senior Common Stock for the months of October 2010, November 2010 and December 2010 are to be paid on November 15, 2010, December 15, 2010 and January 17, 2011, respectively.

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

During the three and nine months ended September 30, 2010 and 2009, we incurred $0.2 million and $0.6 million, net, respectively, in corporate management fees attributable to the Advisor which have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations.  Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the three and nine months ended September 30, 2010 and 2009. Included in accounts payable and other liabilities in our condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, was $1.2 million and $1.1 million, respectively, of amounts payable to related parties which primarily consist of rental revenues received by us subsequent to the date of the Transactions, but that related to the Contributed Properties prior to the date of the Transactions.

We paid amounts to our Advisor and its related parties for services provided relating to property management, leasing, property transactions and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Property management fees
to affiliates of Advisor (1)	$715	$764	$2,276	$2,544
Leasing commissions (2)	1	86	254	245
Corporate management fees to Advisor	188	188	563	563
Interest	558	500	1,556	1,379
Construction management fees and other	6	14	42	49
Total	$1,468	$1,552	$4,691	$4,780

________________________

(1)
Property management fees are calculated as a percentage of the rental cash receipts collected by the properties under management (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.

(2)	Leasing commissions are capitalized as deferred leasing costs and are amortized over the life of the related lease.

We lease commercial office space to affiliated entities. The rents from these leases totaled $0.2 million each for the three months ended September 30, 2010 and 2009.  The rents from these leases totaled $0.5 million each for the nine months ended September 30, 2010 and 2009.

In connection with our Senior Common Stock offering, we paid dealer manager commissions to an affiliate of the Advisor, Priority Capital Group.  The commissions paid to Priority Capital Group, which is calculated as a base of 2% of the gross proceeds from sales of the Senior Common Stock, totaled approximately $120 thousand and $133 thousand for the three and nine months ended September 30, 2010, respectively.

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

On September 3, 2010, our Operating Partnership assumed, through the exercise of an option with our Advisor, all of the rights and obligations of our Advisor under two Sale, Purchase and Escrow Agreements, each dated as of August 12, 2010 and amended as of August 30, 2010, referred to collectively as the PSAs, pursuant to which we agreed to acquire the GRE portfolio.  The GRE portfolio consists of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California.  Upon the assumption of the PSAs, our Operating Partnership delivered $3.0 million into escrow to replace the deposits initially made by our Advisor pursuant to the PSAs, and our Advisor was refunded from escrow deposits in the amount of $3.0 million that it had previously funded.  Our Operating Partnership paid no other consideration to the Advisor in connection with the exercise of the option.

At September 30, 2010 and December 31, 2009, $3.8 million and $2.6 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. See Note 9 for a detailed discussion on these notes payable.

13.           Share-Based Payments

On May 21, 2008, the Board of Directors of the Company adopted the 2008 Directors’ Stock Plan, as amended and restated (the “2008 Directors’ Plan”), subject to stockholder approval. The Company reserved 150,000 shares of the Company’s Listed Common Stock under the 2008 Directors’ Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards. The 2008 Directors’ Plan was approved by our stockholders at our annual meeting of stockholders on May 12, 2009.

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

On June 19, 2009, the Company issued a restricted stock unit award representing 6,060 shares under the 2008 Directors’ Plan, which vested immediately upon issuance. On June 19, 2009, the Company also issued restricted stock units representing 52,630 shares under the 2008 Directors’ Plan, which awards vested on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $3.80, which was the Company’s closing stock price on June 19, 2009.  As of September 30, 2010, all of our share-based payments to directors in 2008 and 2009 have vested.

On June 16, 2010, the Company issued restricted stock units representing 47,615 shares under the 2008 Directors’ Plan, which awards vest on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $4.20, which was the Company’s closing stock price on June 16, 2010.

In connection with these grants, the Company recorded $50 thousand of stock-based compensation expense for the three months ended September 30, 2010 and 2009. The Company recorded $150 thousand and $90 thousand of stock-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

14.	Segment Reporting

We own, acquire and operate primarily institutional-quality office properties principally in selected long-term growth markets in California and Hawaii. We are aggregating our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.  We also have certain corporate level income and expenses related to our credit facility and legal, accounting, finance and management activities, which are not considered separate operating segments.

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

    The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the three months ended September 30, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,776	$3,096	$4	$10,876
Tenant reimbursements	5,046	278	-	5,324
Parking	1,782	243	-	2,025
Other	32	8	51	91
Total revenue	14,636	3,625	55	18,316
Expenses:
Rental property operating	8,161	2,007	-	10,168
General and administrative	-	-	687	687
Depreciation and amortization	3,929	1,720	-	5,649
Interest	5,996	2,469	668	9,133
Loss on extinguishment of debt	-	-	-	-
Acquisition costs	-	-	630	630
Total expenses	18,086	6,196	1,985	26,267
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(3,450)	$(2,571)	$(1,930)	$(7,951)
Equity in net earnings of unconsolidated joint ventures				140
Net loss attributable to non-controlling interests				6,049
Dividends on Senior Common Stock				(49)
Net loss attributable to common stockholders				$(1,811)

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	For the nine months ended September 30, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$22,253	$9,357	$11	$31,621
Tenant reimbursements	15,887	855	-	16,742
Parking	5,367	726	-	6,093
Other	95	22	150	267
Total revenue	43,602	10,960	161	54,723
Expenses:
Rental property operating	24,368	5,517	-	29,885
General and administrative	-	-	2,091	2,091
Depreciation and amortization	11,837	5,341	-	17,178
Interest	16,629	4,121	1,830	22,580
Loss on extinguishment of debt	-	-	-	-
Acquisition costs	-	-	630	630
Total expenses	52,834	14,979	4,551	72,364
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(9,232)	$(4,019)	$(4,390)	$(17,641)
Equity in net earnings of unconsolidated joint ventures				184
Net loss attributable to non-controlling interests				13,409
Dividends on Senior Common Stock				(53)
Net loss attributable to common stockholders				$(4,101)

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

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of September 30, 2010 and December 31, 2009 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
Total assets:
September 30, 2010	$370,458	$120,879	$22,987	$514,324
December 31, 2009	$373,006	$124,463	$13,479	$510,948
Total goodwill:
September 30, 2010	$40,416	$21,603	$-	$62,019
December 31, 2009	$40,416	$21,603	$-	$62,019
Capital expenditures
For the three months ended:
September 30, 2010	$1,402	$69	$-	$1,470
September 30, 2009	$780	$621	$-	$1,401
For the nine months ended:
September 30, 2010	$6,843	$126	$-	$6,968
September 30, 2009	$3,608	$861	$-	$4,469

Pacific Office Properties Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15.	Fair Value of Financial Instruments

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

At September 30, 2010, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the Pacific Business News Building and City Square loans currently in default with a total carrying value of $66.4 million for which we cannot practically determine the fair value) were $353.3 million and $350.2 million, respectively.  At December 31, 2009, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $406.4 million and $375.2 million, respectively.  At September 30, 2010, the carrying value and estimated fair value of the unsecured notes payable to related parties were $24.9 million (principal of $21.1 million and accrued interest of $3.8 million) and $25.3 million, respectively. At December 31, 2009, the carrying value and estimated fair value of the unsecured notes payable to related parties were $23.7 million (principal of $21.1 million and accrued interest of $2.6 million) and $23.1 million, respectively.

16.	Subsequent Events

On October 4, 2010 the Company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed public offering of our Listed Common Stock having a maximum aggregate offering price of $408.25 million.  The registration statement has not yet been declared effective and there can be no assurance that the offering will be completed.

On October 15, 2010, we entered into a forbearance agreement with the lender of the senior loan secured by our City Square property.  This loan, having an outstanding principal amount of $27.5 million, matured on September 1, 2010 and we have not repaid the principal balance.  Pursuant to the forbearance agreement, the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to the expiration of the forbearance period, which is the earliest to occur of five business days following the completion of our proposed public offering of Listed Common Stock, certain breaches or defaults by us under the forbearance agreement or loan documents, and January 14, 2011.

Pacific Office Properties Trust, Inc

The Mezzanine Note secured by a pledge of the ownership interests in the entities owning the City Square property has matured and we have not repaid the principal balance.  This Mezzanine Note was also secured, in part, by the posting of certain letters of credit by James C. Reynolds and Shidler LP in the aggregate amount of $3.7 million. On October 20, 2010, the lender collected against these letters of credit. Pursuant to an indemnity agreement entered into on March 19, 2008 in connection with the Transactions, the Operating Partnership agreed to indemnify Mr. Reynolds and Shidler LP for any losses under the letters of credit. Mr. Reynolds is a director and stockholder of the Advisor, and holds over 10% of the Company’s outstanding Listed Common Stock. Shidler LP is controlled by Jay H. Shidler, the Chairman of our Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

Note Regarding Forward-Looking Statements -

Some of the statements contained in this report constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “pipeline,” “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “assumes,” “believes,” “estimates,” “predicts” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking: identification of office properties to acquire and completing acquisitions on terms favorable to us; our ability to source off-market deal flow in the future; our ability to manage our growth effectively; operation of acquired properties; adverse economic or real estate conditions or developments in the office real estate sector and/or in the markets in which we acquire properties; our projected operating results; decreased rental rates or increased vacancy rates; defaults on, early terminations of or non-renewal of leases by tenants; tenant bankruptcies; our ability to sell our interests in properties on a timely basis and on favorable terms; our joint ventures; declining real estate valuations and impairment charges; insurance coverage; our ability to comply with the laws, rules and regulations applicable to us; impact of changes in governmental regulations, tax law and rates, and similar matters; the impact of litigation; market trends in our industry, interest rates, real estate values, the capital markets and the general economy; our understanding of our competition; our ability to obtain financing arrangements or refinance existing debt; future debt service obligations; our expected leverage; increased interest rates and operating costs; availability, terms and deployment of capital; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in our business and investment strategy; and those additional factors described under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

Overview –

We are a publicly traded REIT that owns, acquires and operates primarily institutional-quality office properties principally in selected long-term growth markets in California and Hawaii. We currently own eight office properties comprising approximately 2.3 million rentable square feet. We also own interests (ranging from 5% to approximately 32%) in 16 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 2.4 million rentable square feet. In addition, we are party to two purchase contracts to acquire a portfolio of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California, which we refer to as the GRE portfolio.  Upon completion of the acquisition of the GRE portfolio, we will own 36 office properties, including the interests in our joint venture properties, comprising approximately 6.6 million rentable square feet in 76 buildings. Our primary business objectives are to achieve sustainable long-term growth in net asset value, funds from operations, or FFO, per share and dividends per share. We intend to achieve these objectives through both internal and external growth initiatives.

Pacific Office Properties Trust, Inc

We are externally advised by Pacific Office Management, Inc., referred to as our Advisor, an entity owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler.  The Advisor is responsible for the day-to-day operation and management of the Company.

We were formed in 2008 as a continuation of The Shidler Group’s successful 30-year history of operations in the western United States and Hawaii. Our formation was accomplished through a reverse merger into a publicly traded REIT, AZL, whose common stock was listed and traded on the American Stock Exchange. Concurrent with the merger, we changed our name to Pacific Office Properties Trust, Inc. and reincorporated in the State of Maryland.

We currently own office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix. Upon the completion of our contemplated acquisition of the GRE portfolio, we will expand to the San Francisco Bay Area. We intend to target future acquisitions in the San Francisco Bay Area and all of our current markets with the exception of Phoenix. We refer to these markets as our target markets. We believe that our target markets provide us with attractive long-term return opportunities and that our integrated operating platform, market knowledge and industry relationships give us an advantage relative to many of our competitors.

We believe that the current dislocation in the commercial real estate market and the economic conditions in our target markets afford us the opportunity to acquire institutional-quality office buildings at prices that are substantially below replacement cost. Our investment strategy is to acquire those types of office buildings often described as “core” investment properties which, generally, due to their location, building quality and tenant base, produce a predictable and growing income stream, and “value-added” investment properties which generally offer upside potential through improvement upgrades, repositioning, aggressive leasing and intensive management. We access potential acquisitions through a broad network that The Shidler Group has developed over the past 30 years, including lenders, brokers, developers and owners. As a result, we believe we have a “first call” advantage due to our reputation, relationships and ability to provide a broad array of transaction structures to address the varying needs of sellers. These also allow us to acquire institutional-quality office properties in off-market transactions with a familiar base of local and institutional owners.

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

Pacific Office Properties Trust, Inc

Property Portfolio –

As of September 30, 2010, we owned 24 office properties, including the interests in our joint venture properties, comprising approximately 4.7 million rentable square feet in 45 buildings.  The following table presents an overview of our Property Portfolio, based on information as of September 30, 2010:

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)(3)
Consolidated Properties

Waterfront Plaza
500 Ala Moana Blvd.	1	534,475	100.0%	$18,811,792
Honolulu, HI 96813

Davies Pacific Center
841 Bishop Street	1	353,224	100.0%	10,266,540
Honolulu, HI 96813

Pan Am Building
1600 Kapiolani Blvd.	1	209,889	100.0%	6,961,314
Honolulu, HI 96814

First Insurance Center
1100 Ward Avenue	1	202,992	100.0%	7,300,416
Honolulu, HI 96814

PBN Building
1833 Kalakaua Avenue	1	90,559	100.0%	2,079,588
Honolulu, HI 96815

Clifford Center
810 Richards Street	1	72,415	100.0%	1,956,900
Honolulu, HI 96813

Sorrento Technology Center
10140 Barnes Canyon Rd.	2	63,363	100.0%	1,526,268
10180 Barnes Canyon Rd.
San Diego, CA 92121

City Square
3800 N. Central Ave.	3	738,422	100.0%	10,774,877
3838 N. Central Ave.
4000 N. Central Ave.
Phoenix, AZ 85012

Total Consolidated Properties	11	2,265,339		$59,677,695

Pacific Office Properties Trust, Inc

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)

Joint Venture Properties

Torrey Hills Corp. Center
11250 El Camino Real	1	24,066	32.2%	$898,980
San Diego, CA 92130

Palomar Heights Plaza
5860 Owens Avenue	3	45,538	32.2%	818,280
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008

Palomar Heights Corp. Center
5857 Owens Avenue	1	64,812	32.2%	1,467,576
Carlsbad, CA 92008

Scripps Ranch Bus. Park
9775 Business Park Ave.	2	47,248	32.2%	567,792
10021 Willow Creek Rd.
San Diego, CA 92131

Via Frontera Bus. Park
10965 Via Frontera Dr.	2	78,819	10.0%	735,847
10993 Via Frontera Dr.
San Diego, CA 92127

Poway Flex
13550 Stowe Drive	1	112,000	10.0%	1,487,437
Poway, CA 92064

Carlsbad Corp. Center.
1950 Camino Vida Roble	1	121,541	10.0%	2,385,837
Carlsbad, CA 92008

Pacific Office Properties Trust, Inc

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)

Savi Tech Center
22705 Savi Ranch Pkwy.	4	372,327	10.0%	$7,145,399
22715 Savi Ranch Pkwy.
22725 Savi Ranch Pkwy.
22745 Savi Ranch Pkwy.
Yorba Linda, CA 92887

Yorba Linda Bus. Park
22833 La Palma Ave.	5	166,042	10.0%	1,514,183
22343 La Palma Ave.
22345 La Palma Ave.
22347 La Palma Ave.
22349 La Palma Ave.
Yorba Linda, CA 92887

South Coast Exec. Center
1503 South Coast Dr.	1	61,025	10.0%	766,715
Costa Mesa, CA 92626

Gateway Corp. Center
1370 Valley Vista Dr.	1	85,216	10.0%	1,965,645
Diamond Bar, CA 91765

Black Canyon Corp. Ctr.
16404 N. Black Canyon Hwy.	1	218,694	17.5%	2,596,332
Phoenix, AZ 85053

Bank of Hawaii Waikiki Center
2155 Kalakaua Avenue	1	152,288	17.5%	5,999,324
Honolulu, HI 96815

Seville Plaza
5469 Kearny Villa Rd.	3	138,576	7.5%	2,454,605
5471 Kearny Villa Rd.
5473 Kearny Villa Rd.
San Diego, CA 92123

U.S. Bank Center
101 North First Ave.	2	372,676	7.5%	6,636,732
21 West Van Buren St.
Phoenix, AZ 85003

Seaview Corporate Center	5	356,504	5.0%	10,693,608
10180 Telesis Court
10190 Telesis Court
10182 Telesis Court
10188 Telesis Court
San Diego, CA 92121

Total Joint Venture Properties	34	2,417,372		$48,134,292

Pacific Office Properties Trust, Inc

____________

(1)
Annualized rent represents the monthly contractual rent under commenced leases as of September 30, 2010. This amount reflects total rent before abatements and includes contractual expense reimbursements, which may be estimated as of such date. Total abatements committed to as of September 30, 2010 for the 12 months ending September 30, 2011 were approximately $1.0 million for our wholly-owned properties and $0.7 million for our joint venture properties.

(2)
Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. No portion of the joint venture properties’ annualized rent is consolidated in our consolidated financial statements because our interests in our joint ventures are accounted for under the equity method of accounting.

(3)	Existing net rents are converted to gross rents by adding contractual expense reimbursements, which may be estimated as of such date, to base rents.

On September 3, 2010, our Operating Partnership, Pacific Office Properties, L.P., assumed, through the exercise of an option with our Advisor, all of the rights and obligations of our Advisor under two Sale, Purchase and Escrow Agreements, each dated as of August 12, 2010 and amended as of August 30, 2010, referred to collectively as the PSAs, pursuant to which we agreed to acquire the GRE portfolio.  The GRE portfolio consists of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California.  There is no assurance that our Operating Partnership will acquire any of the properties subject to the PSAs because the proposed acquisitions are subject to a variety of factors and contingencies, including customary closing conditions.  Furthermore, our cash from operations and current borrowing availability are insufficient to fund the contemplated purchase price.  The aggregate purchase price for the GRE portfolio is approximately $305.9 million (including the assumption of approximately $56.3 million in existing debt encumbering certain of the properties).  We expect to pay approximately $8.0 million of the purchase price in the form of shares of our Listed Common Stock.  The closing date under each of the PSAs is scheduled to be November 12, 2010.  However, our Operating Partnership has the right to extend the closing date under each of the PSAs to December 3, 2010, subject to the payment of additional non-refundable deposits.  In addition, either our Operating Partnership or the sellers may extend the closing date for up to an additional 60 days with respect to specific properties if the consent of the applicable lender to assume debt related to such properties is still being sought as of the closing date.

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

Results of Operations

Overview –

As of September 30, 2010, the Property Portfolio (including our consolidated and joint venture properties) was 84.0% leased to a total of 761 tenants. Approximately 4.3% of our Property Portfolio leased square footage was scheduled to expire during the remainder of 2010 and another 11.9% of our Property Portfolio leased square footage was scheduled to expire during 2011. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years.

As of September 30, 2010, our consolidated Honolulu portfolio was 90.0% leased, with approximately 146,200 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 85.5% leased, with approximately 22,100 square feet available.

Pacific Office Properties Trust, Inc

As of September 30, 2010, our consolidated Phoenix portfolio was 71.4% leased, with approximately 211,100 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 77.0% leased, with approximately 136,100 square feet available.

As of September 30, 2010, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 100% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 82.7% leased, with approximately 171,300 square feet available.

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009 (in thousands)

	2010	2009	$ Change	% Change

Revenue:
Rental	$10,876	$10,486	$390	3.7%
Tenant reimbursements	5,324	5,163	161	3.1%
Parking	2,025	2,012	13	0.6%
Other	91	83	8	9.6%
Total revenue	18,316	17,744	572	3.2%

Expenses:
Rental property operating	10,168	9,781	387	4.0%
General and administrative	687	351	336	95.7%
Depreciation and amortization	5,649	6,913	(1,264)	(18.3%)
Interest	9,133	6,823	2,310	33.9%
Loss from extinguishment of debt	-	171	(171)	(100.0%)
Acquisition costs	630	-	630	100.0%
Total expenses	26,267	24,039	2,228	9.3%

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(7,951)	(6,295)	(1,656)	(26.3%)
Equity in net earnings of unconsolidated
joint ventures	140	189	(49)	(25.9%)
Non-operating income	-	2	(2)	(100.0%)
Net loss	$(7,811)	$(6,104)	$(1,707)	(28.0%)

Revenues

Rental Revenue. Rental revenue increased by $0.4 million, or 3.7%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was due to the commencement of a large lease at Waterfront Plaza by a tenant that occupies space that was vacant in the prior year period ($0.4 million).  In addition, average occupancy at Waterfront Plaza increased resulting in an additional $0.3 million.  These increases were offset by decreased average occupancy at Davies Pacific Center, Pan Am Building and City Square, which resulted in decreases of $0.2 million, $0.1 million and $0.1 million in rental revenues, respectively.

Tenant Reimbursements. Tenant reimbursements increased by $0.2 million, or 3.1%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The increase is primarily due to an increase in electricity rates in Hawaii and a corresponding increase in tenant reimbursements of $0.1 million in the current year period.

All other sources of revenue remained relatively constant.

Pacific Office Properties Trust, Inc.

Expenses

Rental Property Operating Expenses. Rental property operating expenses increased by $0.4 million, or 4.0%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The increase was primarily attributable to approximately $0.3 million higher electricity costs in Hawaii as a result of higher oil prices in 2010.  An additional bad debt expense of approximately $0.2 million was recorded during the current year period versus the prior year period.

General and Administrative. General and administrative expense increased by $0.3 million, or 95.7%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase is primarily due to a $0.2 million adjustment to an audit fee accrual during the third quarter of 2009, which did not occur during the current year period.  In addition, we incurred $0.1 million in additional investor relations fees.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.3 million, or 18.3%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in expense was primarily attributable to the expiration of useful lives of certain intangible assets acquired pursuant to our formation transactions in 2008.  An additional decrease was related to an adjustment to expense that took place in 2009 related to our Waterfront property that is expected not to recur in 2010.  We expect amortization expense related to intangible assets acquired pursuant to our formation transactions to continue to decrease as their useful lives expire.

Interest Expense. Interest expense increased by $2.3 million, or 33.9%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The increase is primarily attributable to default interest incurred on our Pacific Business News Building loan, with a principal balance of $11.6 million, for the entire quarter, and on our City Square mezzanine loan, with an aggregate principal balance of $27.3 million, since September 7, 2010.  In addition, late charge penalties in connection with the defaults of $0.5 million and $1.5 million, for the respective loans have been accrued.  These late charges have not been paid by us as of November 3, 2010.

        Loss from extinguishment of debt. We recognized a $0.2 million loss from extinguishment of debt during the three months ended September 30, 2009 due to the write-off of unamortized loan costs related to the September 2009 termination of our former credit facility.  We did not recognize any comparable losses in the current year period.

Acquisition Costs. We incurred $0.6 million in acquisition costs for the three months ended September 30, 2010 in connection with our contemplated acquisition of the GRE portfolio ($0.5 million) and the now terminated acquisition of a one-building office property located in San Diego, California ($0.1 million).

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $0.05 million, or 25.9%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease was partially attributable to the addition of the Seaview joint venture in December 2009, of which our share of its loss was approximately $0.01 million.  In addition, our share of income attributable to our Black Canyon joint venture decreased by $0.04 million due to a recent loan modification, which resulted in higher interest expense for the joint venture.

Pacific Office Properties Trust, Inc.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009 (in thousands)

	2010	2009	$ Change	% Change
Revenue:
Rental	$31,621	$31,999	$(378)	(1.2%)
Tenant reimbursements	16,742	16,184	558	3.4%
Parking	6,093	6,080	13	0.2%
Other	267	270	(3)	(1.1%)
Total revenue	54,723	54,533	190	0.3%

Expenses:
Rental property operating	29,885	29,356	529	1.8%
General and administrative	2,091	1,997	94	4.7%
Depreciation and amortization	17,178	20,470	(3,292)	(16.1%)
Interest	22,580	20,348	2,232	11.0%
Loss from extinguishment of debt	-	171	(171)	(100.0%)
Acquisition costs	630	-	630	100.0%
Total expenses	72,364	72,342	22	0.0%

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(17,641)	(17,809)	168	0.9%
Equity in net earnings of unconsolidated
joint ventures	184	406	(222)	(54.7%)
Non-operating income	-	6	(6)	(100.0%)
Net loss	$(17,457)	$(17,397)	$(60)	(0.3%)

Revenues

Rental Revenue. Rental revenue decreased by $0.4 million, or 1.2%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was primarily due to decreased average occupancy at two of our Hawaii properties: Davies Pacific Center ($0.3 million) and the Pan Am Building ($0.3 million).  In addition, we are experiencing lower rental rates at our City Square property ($0.3 million) due to current market conditions in the greater Phoenix area. These decreases were partially offset by increased average occupancy at our Waterfront Plaza property in Hawaii ($0.5 million).

        Tenant Reimbursements. Tenant reimbursements increased by $0.6 million, or 3.4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The increase is primarily due to an increase in our common area maintenance expenses recoverable from our tenants as compared to the 2009 period.

All other sources of revenue remained relatively constant.

Expenses

Rental Property Operating Expenses. Rental property operating expenses increased by $0.5 million, or 1.8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was primarily attributable to higher utility costs due to increased rates for electricity at four of our Hawaii properties: Davies Pacific Center ($0.1 million), Waterfront Plaza ($0.5 million), First Insurance Center ($0.2 million) and the Pacific Business News Building ($0.1 million).  This increase in utility costs is offset by decreased electrical usage at our City Square property ($0.1 million).  In addition, we increased our bad debt expense reserves by $0.2 million at the Pan Am Building, which was offset by a decrease of $0.3 million at the Davies Pacific Center and $0.2 million at the City Square property, for a total net decrease of $0.3 million.

Pacific Office Properties Trust, Inc

General and Administrative. General and administrative expense increased by $0.1 million, or 4.7%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase is primarily attributable to an increase in legal fees of $0.4 million offset by a decrease in audit fees of $0.3 million due to a change in auditors during the current year.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $3.3 million, or 16.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease is primarily attributable to the expiration of useful lives of certain intangible assets acquired pursuant to our formation transactions in 2008.  We expect the amortization expense related to intangible assets acquired pursuant to our formation transactions in 2008 to continue to decrease as their useful lives expire. An additional decrease was related to an adjustment to expense that took place in 2009 related to our Waterfront property that is expected not to recur in 2010.

Interest Expense. Interest expense increased by $2.2 million, or 11%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The increase is primarily attributable to default interest incurred on our Pacific Business News Building loan, with a principal balance of $11.6 million, since April 7, 2010, and on our City Square mezzanine loan, with an aggregate principal balance of $27.3 million, since September 7, 2010.  In addition, late charge penalties in connection with the defaults of $0.5 million and $1.5 million, for the respective loans have been accrued.  These late charges have not been paid by us as of November 3, 2010.

        Loss from extinguishment of debt. We recognized a $0.2 million loss from extinguishment of debt during the nine months ended September 30, 2009 due to the write-off of unamortized loan costs related to the September 2009 termination of our former credit facility.  We did not recognize any comparable losses in the current year period.

Acquisition Costs. We incurred $0.6 million in acquisition costs for the nine months ended September 30, 2010 in connection with our contemplated acquisition of the GRE portfolio ($0.5 million) and the now terminated acquisition of  a one-building office property located in San Diego, California ($0.1 million).

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $0.2 million, or 54.7%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was attributable to the addition of the Seaview joint venture in December 2009, of which our share of its loss was approximately $0.1 million.  In addition, our share of income attributable to our Black Canyon joint venture decreased by $0.1 million due to a recent loan modification, which resulted in higher interest expense for the joint venture.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, acquire properties, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income.

While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed.

Pacific Office Properties Trust, Inc

Our liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, cumulative dividends on our Senior Common Stock, capital expenditures, debt service requirements and scheduled principal maturities and property acquisitions, including our contemplated acquisition of the GRE portfolio. We expect to meet our short-term liquidity and capital requirements primarily through net cash provided by operating activities and proceeds from our ongoing offering of Senior Common Stock. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our credit facility (if available), refinancing of existing debt, proceeds from our ongoing offering of Senior Common Stock or the issuance of additional securities and through other available investment and financing activities, including the assumption of mortgage debt upon acquisition or the procurement of new mortgage debt on acquisition properties and currently unencumbered properties. Our future financing activities may include selling a portion of the equity in the properties in which we currently hold whole interests.  Under some circumstances, we may be required to fund distributions from working capital, liquidate assets at prices or times that we regard as unfavorable or borrow to provide funds for distributions, or we may make distributions in the form of a taxable stock dividend. We have no current intention, however, to make distributions using shares of our common stock.

We have $66.4 million in aggregate principal indebtedness that is matured and unpaid as of September 30, 2010.  On April 6, 2010, a non-recourse loan in the amount of $11.6 million secured by our Pacific Business News Building matured.  On April 7, 2010, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  On September 1, 2010, non-recourse loans in the amounts of $27.5 million (Senior Note secured by our City Square property in Phoenix) and $27.3 million (Mezzanine Note secured by a pledge of ownership interests in the entities owning the City Square property) matured.  If we are unable to repay any loan at maturity, we may not be able to retain our equity in the properties in question.

As of September 30, 2010, interest was being incurred at the default rate for each of the matured loans, except for the City Square loan (Senior Note) in connection with which we signed a forbearance agreement with the lender on October 15, 2010.  Under the forbearance agreement, the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to the expiration of the forbearance period, which is the earliest to occur of five business days following the completion of our proposed public offering of Listed Common Stock, certain breaches or defaults by us under the forbearance agreement or loan documents, and January 14, 2011 (as discussed below). We incurred $0.01 million of fees in connection with this forbearance agreement. Refer to the “Indebtedness” discussion below for further discussion of the interest rate terms on the respective loans.  All of the matured loans are non-recourse obligations of their respective borrowers, except for customary recourse carve-outs for borrower misconduct and environmental liabilities.  We are currently not aware of the occurrence of any event that would constitute a recourse carve-out on these loans.  However, the City Square Mezzanine Note was secured, in part, by the posting of certain letters of credit by James C. Reynolds and Shidler LP in the aggregate amount of $3.7 million.  On October 20, 2010, the lender collected against these letters of credit.  Pursuant to an indemnity agreement entered into on March 19, 2008 in connection with our formation transactions, the Operating Partnership agreed to indemnify Mr. Reynolds and Shidler LP for any losses under the letters of credit. Mr. Reynolds is a director and stockholder of the Advisor, and holds over 10% of our outstanding Listed Common Stock.  Shidler LP is controlled by Jay H. Shidler, the Chairman of our Board of Directors.

As of September 30, 2010, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $419.7 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $440.8 million, with a weighted average interest rate of 6.08% (utilizing default interest rates for the Pacific Business News Building and City Square Mezzanine Note), and a weighted average remaining term of 4.71 years.

As of September 30, 2010, we had $7.4 million in cash and cash equivalents as compared to $2.4 million as of December 31, 2009. In addition, we had restricted cash balances of $7.2 million as of September 30, 2010 as compared to $7.4 million as of December 31, 2009. Restricted cash primarily consists of interest-bearing cash deposits required by certain of our mortgage loans to fund anticipated expenditures for real estate taxes, insurance, debt service and leasing costs. In addition, as of September 30, 2010, we had approximately $3.0 million available under our credit facility for borrowings.

On October 4, 2010, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed registered offering of our Listed Common Stock having a maximum aggregate offering price of $408.25 million.  This registration statement has not yet been declared effective and there can be no assurance that the offering will be completed.  If we complete this proposed offering, we intend to use a portion of the proceeds to repay the debt currently in default.

Pacific Office Properties Trust, Inc

On October 15, 2010, we entered into a forbearance agreement with the lender of the Senior Note secured by our City Square property.  Pursuant to the forbearance agreement, the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to the expiration of the forbearance period, which is the earliest to occur of five business days following the completion of our proposed public offering of Listed Common Stock, certain breaches or defaults by us under the forbearance agreement or loan documents, and January 14, 2011.

Cash Flows -

Net cash provided by operating activities for the Company for the nine months ended September 30, 2010 was $3.4 million compared to $6.7 million for the nine months ended September 30, 2009. The decrease of $3.3 million was primarily attributable to an increase of $3.4 million in restricted cash balances used to fund operating activities in the prior year period and an increase in other assets during the current period of $1.7 million. The increase in other assets during the current year period was primarily attributable to an increase in prepaid assets related to property taxes that we paid during the quarter ended September 30, 2010. These respective decreases in operating cash flows were offset by an increase in accounts payable of $5.3 million during the current year period. The increase in accounts payable during the current year period was primarily attributable to accrued acquisition costs incurred in the current period related to our contemplated acquisition of the GRE portfolio, and default interest and late fee penalties payable in connection with the Pacific Business News Building and the City Square Mezzanine Note which are currently in default.

Net cash used in investing activities by the Company for the nine months ended September 30, 2010 was $10.3 million compared to $4.9 million for the nine months ended September 30, 2009. The increase in cash used of $5.4 million was primarily attributable to deposits we made in the current year period of $5.0 million related to our contemplated acquisition of the GRE portfolio, and increases of capital improvements to real estate by $1.4 million compared to the same period in the prior year. These respective uses of cash flow from investing activities were offset by our restricted cash used for capital expenditures which decreased by $1.9 million compared to the same period in the prior year.

Net cash provided by financing activities was $11.9 million for the nine months ended September 30, 2010 compared to net cash used in financing activities of $2.8 million during the nine months ended September 30, 2009.  The increase in cash provided by financing activities is primarily attributable to a $13.1 million draw on our revolving credit facility during the current year period, compared with a net draw of $2.8 million in the same period in the prior year. In addition, we received net proceeds from the sale of Senior Common Stock of $5.9 million during the nine months ended September 30, 2010. The cash provided by financing activities was partially offset by $0.5 million paid in connection with the redemption of our Operating Partnership common units during the quarter ended September 30, 2010, and an increase in deferred offering costs of $0.8 million compared to the same period in the prior year, incurred in connection with our proposed public offering of Listed Common Stock.

Pacific Office Properties Trust, Inc

Indebtedness

Mortgage and Other Loans -

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of September 30, 2010. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

PROPERTY	AMOUNT	INTEREST RATE		MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Pacific Business News Building (1)	$11,601	11.98%		4/6/2010	(1)
City Square (Senior) (2)	27,500	5.58%		9/1/2010	(2)
City Square (Mezannine) (3)	27,255	LIBOR + 7.35%		9/1/2010	(3)
Clifford Center (4)	3,296	6.00%		8/15/2011	3,032	(5)
First Insurance Center	38,000	5.74%		1/1/2016	38,000	(6)
First Insurance Center	14,000	5.40%		1/6/2016	14,000	(7)
Sorrento Technology Center (8)	11,706	5.75	% (9)	1/11/2016 (9)	10,825	(10)
Pan Am Building	60,000	6.17%		8/11/2016	60,000	(11)
Waterfront Plaza	100,000	6.37%		9/11/2016	100,000	(12)
Waterfront Plaza	11,000	6.37%		9/11/2016	11,000	(13)
Davies Pacific Center	95,000	5.86%		11/11/2016	95,000	(14)
Subtotal	$399,358
Revolving line of credit (15)	22,047	1.25%		12/31/2013	22,047
Outstanding principal balance	$421,405
Less: Unamortized discount, net	(1,685)
Net	$419,720

______________________

(1)
The loan secured by the Pacific Business News Building has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of 11.98%.  We are currently in negotiations with the lender to extend the loan.  For additional information, see “Liquidity and Capital Resources” above.

(2)
The loan secured by the City Square property has matured and we have not repaid the principal balance.  We signed a forbearance agreement with the lender on October 15, 2010. Under the forbearance agreement, the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to the expiration of the forbearance period, which is the earliest to occur of five business days following the completion of our proposed public offering of Listed Common Stock, certain breaches or defaults by us under the forbearance agreement or loan documents, and January 14, 2011. For additional information, see “Liquidity and Capital Resources” above.

(3)
The loan secured by a pledge of the ownership interests in the entities owning the City Square property has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of LIBOR + 7.35%.  We are currently in negotiations with the lender. We had an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limited the LIBOR rate on this loan to 7.45%.  The interest rate cap expired on September 1, 2010, commensurate with the maturity date of the loan.

(4)	Requires monthly principal and interest payments of $39.8 thousand. The initial maturity date is August 15, 2011. We have the option to extend the maturity date to August 15, 2014 for a nominal fee.
(5)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.
(6)
Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance.  No premium due after October 1, 2015.  Loan may also be defeased.

(7)	Loan is not prepayable until October 6, 2015; however, loan may be defeased. No premium is due upon prepayment.
(8)	Requires monthly principal and interest payments in the amount of $69 thousand.
(9)
Although the maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.0%.

(10)	No prepayment is permitted prior to October 11, 2015. Loan may be defeased.
(11)	Loan is prepayable subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.
(12)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.
(13)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.
(14)	Loan is prepayable, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.
(15)	The revolving line of credit matures on December 31, 2013. See “Revolving Line of Credit” below.

Our variable rate debt, as reflected in the above schedule and in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, bears interest at a rate based on 30-day LIBOR, which was 0.26% at September 30, 2010, plus a spread. Our variable rate debt at September 30, 2010 had an initial term that matured in September 2010.  As noted in footnotes (2) and (3) to the table above, we are currently in discussions with the servicer for this debt regarding an agreement to extend the maturity date of the loan and to make certain other modifications to the terms of the loan.

Pacific Office Properties Trust, Inc

As of September 30, 2010, our ratio of total consolidated debt to total market capitalization was approximately 63.3%. Our total market capitalization of $695.9 million includes our total consolidated debt of $440.8 million, the market value of our Listed Common Stock and equivalents outstanding of $248.5 million (based on the closing price of our Listed Common Stock of $4.91 per share on the NYSE Amex on September 30, 2010) and the market value of our outstanding Senior Common Stock of $6.6 million (based on its $10.00 per share offering price).

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of September 30, 2010 and December 31, 2009, we had outstanding borrowings of $22.0 million and $8.9 million, respectively, under the FHB Credit Facility.

As security for the FHB Credit Facility, as amended, Shidler LP, a Hawaii limited partnership controlled by Mr. Shidler, has pledged to the Lender a certificate of deposit in the principal amount of $25 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $25 million principal amount of the certificate of deposit.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes -

At September 30, 2010 and December 31, 2009, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued to fund certain capital improvements upon the completion of the Transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of the Transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

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

Pacific Office Properties Trust, Inc

For the period from March 20, 2008 through September 30, 2010, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At September 30, 2010 and at December 31, 2009, $3.8 million and $2.6 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements -

The mortgage debt that we maintain for our consolidated properties and unconsolidated joint venture properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Reynolds or, with respect to one loan, Mr. Shidler. Our Operating Partnership has agreed to indemnify Messrs. Reynolds and Shidler to the extent of their guaranty liability. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk, except to the extent of the recourse carve-outs. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, as discussed above, the City Square Mezzanine Note was secured, in part, by the posting of certain letters of credit by James C. Reynolds and Shidler LP in the aggregate amount of $3.7 million.  This loan has matured and we have not repaid the principal balance.  Accordingly, on October 20, 2010, the lender  collected against these letters of credit.  Pursuant to an indemnity agreement entered into on March 19, 2008 in connection with our formation transactions, the Operating Partnership agreed to indemnify Mr. Reynolds and Shidler LP for any losses under the letters of credit.

Inflation –

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. Because the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation is material. Furthermore, the majority of our existing leases contain contractual annual rental rate increases, which will at least partially offset the effect of inflation on our operating results.

Distributions -

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Code and related regulations, and intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We generally will not be subject to federal income tax on income that we distribute to our stockholders and Operating Partnership unit holders, provided that we distribute 100% of our REIT taxable income and meet certain other requirements for qualifying as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect our income and our ability to pay dividends. We believe we have been organized as, and our past and present operations qualify the Company as, a REIT.

One of our primary objectives, consistent with our policy of retaining sufficient cash for reserves and working capital purposes and maintaining our status as a REIT, is to distribute a substantial portion of our funds available from operations to our common stockholders and Operating Partnership unit holders in the form of dividends or distributions on a quarterly basis. Dividends and distributions by the Company are contingent upon the Company’s receipt of distributions on the Common Units from the Operating Partnership. The Operating Partnership is prohibited from making distributions on the Common Units unless all accumulated distributions on the Preferred Units have been paid, except for the purposes of maintaining our qualification as a REIT. As of September 30, 2010, we considered market factors and our performance in addition to REIT requirements in determining distribution levels.

Pacific Office Properties Trust, Inc

On September 20, 2010, our Board of Directors authorized a cash dividend of $0.05 per share of our common stock for the third quarter of 2010. The dividend was paid on October 15, 2010 to holders of record of common stock on September 30, 2010. Commensurate with our declaration of a quarterly cash dividend, we paid distributions to holders of record of Common Units at September 30, 2010 in the amount of $0.05 per Common Unit, on October 15, 2010. In addition, we paid 2% distributions, or $.125 per unit, to holders of record of Preferred Units at September 30, 2010, on October 15, 2010. We relied upon borrowings under the FHB Credit Facility to pay a portion of these distributions.

Our Board of Directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through September 30, 2010, in an amount equal to an annualized rate of 7.25%.  Dividends declared on the Senior Common Stock for the months of July 2010, August 2010 and September 2010 were paid on August 16, 2010, September 15, 2010 and October 15, 2010, respectively.

Our Board of Directors has also authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing October 1, 2010 through December 31, 2010, in an amount equal to an annualized rate of 7.25%.  Dividends declared on the Senior Common Stock for the months of October 2010, November 2010 and December 2010 are to be paid on November 15, 2010, December 15, 2010 and January 17, 2011, respectively.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2010, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million, which were paid on October 15, 2010.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the risk factor set forth below which updates a risk factor provided therein.  In addition to the other information set forth in this report, you should carefully consider these risk factors, which could materially affect our business, financial condition and results of operations.

We have a substantial amount of debt outstanding, including $66.4 million in aggregate principal indebtedness that is matured and unpaid.  Our outstanding debt may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of additional default under our debt obligations. Furthermore, we may be unable to refinance our debt at maturity or the refinancing terms may be less favorable than the terms of our original debt.

As of September 30, 2010, our total consolidated indebtedness was approximately $419.7 million. Our joint venture properties are also leveraged, and we may incur significant additional debt for various purposes, including the funding of future acquisitions of properties. Payments of principal and interest on borrowings may leave our property-owning entities with insufficient cash resources to operate our properties and/or pay distributions to us so that we can make distributions to stockholders currently contemplated or necessary to maintain our REIT qualification. Furthermore, any property-owning entity may default on its obligations and the lenders or mortgagees may foreclose on our properties and execute on any collateral that secures their loans. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

We have $66.4 million in aggregate principal indebtedness that is matured and remain unpaid as of September 30, 2010.  As of September 30, 2010, interest was being incurred at the default rate of the stated rate plus 5% for each of the matured loans.  These loans are non-recourse obligations of their respective borrowers, except for customary recourse carve-outs for borrower misconduct and environmental liabilities.  We are currently not aware of the occurrence of any event that would constitute a recourse carve-out on these loans.  However, the mezzanine loan in the principal amount of $27.3 million that matured on September 1, 2010 and was secured by a pledge of ownership interests in the entities owning our City Square property was also secured, in part, by the posting of certain letters of credit by James C. Reynolds and Shidler LP in the aggregate amount of $3.7 million.  On October 2, 2010, the lender collected against these letters of credit.  Pursuant to an indemnity agreement entered into on March 19, 2008 in connection with our formation transactions, the Operating Partnership agreed to indemnify Mr. Reynolds and Shidler LP for any losses under the letters of credit. Mr. Reynolds is a director and stockholder of the Advisor, and holds over 10% of our outstanding Listed Common Stock.  Shidler LP is controlled by Jay H. Shidler, the Chairman of our Board of Directors.

Our substantial outstanding debt, and the limitations imposed on us by our debt agreements, could have significant other adverse consequences, including the following:

Pacific Office Properties Trust, Inc

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could adversely affect our liquidity for acquisitions or operations;

•	we may be unable to refinance our debt at maturity or the refinancing terms may be less favorable than the terms of our original debt;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms; and

•	we will be exposed to interest and future interest rate volatility with respect to debt that is variable rate.

If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends to you could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended, or the Code.

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

3.7	Articles of Amendment of the Company dated November 1, 2010. (Filed herewith.)

3.8	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-09900) and incorporated herein by reference).

10.1
Sale, Purchase and Escrow Agreement (Property Pool A), dated as of August 12, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.36 to the Company’s Registration Statement on Form S-11 filed October 4, 2010 (File No. 333-169729) and incorporated herein by reference).

10.2
First Amendment to Sale, Purchase and Escrow Agreement (Property Pool A), dated as of August 30, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.37 to the Company’s Registration Statement on Form S-11 filed October 4, 2010 (File No. 333-169729) and incorporated herein by reference).

10.3
Assignment and Assumption Agreement (Property Pool A), dated as of September 3, 2010, between Pacific Office Management, Inc. and Pacific Office Properties, L.P. (previously filed as Exhibit 10.38 to the Company’s Registration Statement on Form S-11 filed October 4, 2010 (File No. 333-169729) and incorporated herein by reference).

10.4
Sale, Purchase and Escrow Agreement (Property Pool B), dated as of August 12, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-11 filed October 4, 2010 (File No. 333-169729) and incorporated herein by reference).

10.5
First Amendment to Sale, Purchase and Escrow Agreement (Property Pool B), dated as of August 30, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-11 filed October 4, 2010 (File No. 333-169729) and incorporated herein by reference).

Pacific Office Properties Trust, Inc

10.6
Assignment and Assumption Agreement (Property Pool B), dated as of September 3, 2010, between Pacific Office Management, Inc. and Pacific Office Properties, L.P. (previously filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-11 filed October 4, 2010 (File No. 333-169729) and incorporated herein by reference).

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: November 8, 2010	By:	/s/ James R. Ingebritsen
Name: James R. Ingebritsen
Title: Chief Executive Officer

Date: November 8, 2010	By:	/s/ James R. Wolford
Name: James R. Wolford
Title: Chief Financial Officer