Form 10-K
period 2010-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2011-03-31
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s Common Stock on the NYSE Amex Stock Exchange (formerly the American Stock Exchange) on June 30, 2010 was $8,215,918.

As of March 31, 2011 there were issued and outstanding 3,903,050 shares of common stock listed on the NYSE Amex, par value $0.0001 per share (“Listed Common Stock”); 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,417,867 shares of Senior Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

PACIFIC OFFICE PROPERTIES TRUST, INC.

TABLE OF CONTENTS

FORM 10-K

i

PART I

ITEM 1.  -  BUSINESS

Pacific Office Properties Trust, Inc. is a Maryland corporation which has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, which we refer to as the Code.  We are a self-administered and self-managed REIT that owns and operates primarily institutional-quality office properties principally in selected long-term growth markets in southern California and Hawaii. We currently own eight office properties comprising approximately 2.3 million rentable square feet. We also own interests (ranging from 5% to approximately 32%) in 16 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 2.4 million rentable square feet.

During 2010, we were externally advised by Pacific Office Management, Inc., referred to as our Advisor or Pacific Office Management, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler.  The Advisor was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000 and internalized management.

We operate in a manner that permits us to satisfy the requirements for taxation as a REIT under the Code. As a REIT, we generally are not subject to federal income tax on our taxable income that is distributed to our stockholders and are required to distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gains).

Our principal executive offices are located in our Seaview Corporate Center complex, at 10188 Telesis Court, Suite 222, San Diego, California 92121, and our telephone number is (858) 882-9500.

Our Structure and Formation Transactions

We were formed on March 19, 2008 via a merger, and related transactions, of The Shidler Group’s western U.S. office portfolio and joint venture operations into Arizona Land Income Corporation, or AZL, a publicly-traded REIT.  We are the sole general partner of our Operating Partnership, Pacific Office Properties, L.P., a Delaware limited partnership.

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

As part of our formation transactions, we issued to our Advisor one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Listed Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units (representing 46,173,693 common share equivalents) issued in connection with the formation transactions, notwithstanding any restrictions on redemption of the Operating Partnership units. This number will decrease to the extent that these Operating Partnership units are redeemed in the future. The number will not increase in the event of subsequent unit issuances by our Operating Partnership. As of December 31, 2010, that share of Proportionate Voting Preferred Stock represented approximately 88% of our voting power.  In connection with the internalization of our management, our Advisor sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

In connection with our formation transactions, Venture also granted us options to acquire managing ownership interests in five additional office properties. We exercised these options in multiple transactions. The acquisition of our managing ownership interest in a joint venture, which we refer to as POP San Diego I, holding four office properties (Torrey Hills Corporate Center, Palomar Heights Plaza, Palomar Heights Corporate Center and Scripps Ranch Center) comprising approximately 181,664 square feet located in San Diego, California was funded by issuing 396,526 Common Units on April 30, 2008 and 326,576 Common Units on June 19, 2008 that were valued at $6.5589 per unit and $6.8107 per unit, respectively. A total of 524,839 of these Common Units remain outstanding and are redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by a majority of our independent directors.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. The obligation to make readily achievable accommodations is an ongoing one, and continual assessment of the properties is required. Although we believe that our properties in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine compliance, and we are aware that some particular properties may currently not be in compliance with the ADA. If one or more of our currently owned properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Noncompliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at noncompliant properties could be very expensive.

Environmental Matters

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under some of these laws, an owner or operator of real estate may be liable for costs related to soil or groundwater contamination on or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow funds using the property as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to materials containing asbestos, a substance known to be present in a number of our buildings. In addition, some of our properties may have been affected by contamination from past operations or from off-site sources. As a result, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.

Although most of our properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify conditions that could pose potential environmental liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable law or any of our lenders, we may decide not to further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments. Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of our properties under blanket insurance policies. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, the insurance coverage may not be sufficient to fully cover losses.

Our business operations in southern California, Honolulu and Phoenix are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by war or by certain environmental conditions, such as mold or asbestos. In addition, if a loss or damages are suffered at one or more of our properties, the insurer may attempt to limit or void coverage by arguing that the loss resulted from facts or circumstances not covered by our policy. Furthermore, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims. If we experience a loss that is uninsured or that exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged or otherwise adversely affected properties as well as the anticipated future cash flows from those properties.

In addition, our properties may not be able to be rebuilt to their existing height or size or utility at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications or operate it in accordance with its current use, or we may be required to upgrade such property in connection with any rebuilding to meet current code requirements.

Competition

We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire or to entice new tenants to lease space in our properties. In that case, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.

Employment

During 2010, we were externally advised by our Advisor and did not have any employees of our own.  Effective as of February 1, 2011, we internalized our management by acquiring our Advisor along with its employees.  We now employ our executive officers and other employees through our former Advisor, Pacific Office Management, which is now our subsidiary.  As of March 29, 2011, we had 55 total employees, all of whom are full-time employees.  None of these employees are represented by a labor union.

Available Information

Our website is located at http://www.pacificofficeproperties.com. We make available free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330), on official business days during the hours of 10:00 am to 3:00 pm. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We need to raise additional capital, which may not be available to us.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms. We have not achieved positive cash flow since our formation transactions were consummated in March 2008. Moreover, in February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us. We expect that our funds from operations will be insufficient to fund discretionary leasing capital and tenant improvements. Accordingly, we expect that we will need to sell existing properties, contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity, to meet these needs. We cannot be certain that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise needed capital, our ability to operate our properties may suffer and our ability to operate the company will be impaired.

We are prohibited from disposing of or refinancing certain properties under certain circumstances until March 2018, which may further restrict our ability to raise additional capital.

A sale of any of the properties contributed by POP Venture, LLC, or Venture, in connection with our formation transactions in March 2008 (specifically, our Waterfront Plaza, Davies Pacific Center, Pan Am Building, First Insurance Center, Pacific Business News Building, Clifford Center, Sorrento Technology Center, City Square and Seville Plaza properties) that would not provide continued tax deferral to Venture is contractually prohibited for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. These restrictions limit our ability to refinance indebtedness on those properties and to manage our debt structure. As a result, we may be unable to access certain capital resources that would otherwise be available to us. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we will be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

We have a substantial amount of debt outstanding, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of additional default under our debt obligations.

As of December 31, 2010, our total consolidated indebtedness was approximately $441.2 million. Our unconsolidated joint venture properties are also leveraged with an aggregate of $365.6 million in indebtedness as of December 31, 2010.

Payments of principal and interest on borrowings may leave our property-owning entities with insufficient cash resources to operate our properties and/or pay distributions to us so that we can make distributions to stockholders. Furthermore, any property-owning entity may default on its obligations and the lenders or mortgagees may foreclose on our properties and execute on any collateral that secures their loans. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

Our substantial outstanding debt, and the limitations imposed on us by our debt agreements, could have significant other adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could adversely affect our liquidity;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms; and

•	we will be exposed to interest and future interest rate volatility with respect to indebtedness that is variable rate.

If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

We may be unable to refinance, extend or repay our substantial indebtedness at maturity, including $64.4 million in aggregate consolidated principal indebtedness that is matured and unpaid.

We cannot assure you that we will be able to refinance, extend or repay our substantial indebtedness on acceptable terms or at all.  The ability to refinance our indebtedness is negatively affected by the current condition of the credit markets, which have significantly reduced the capacity levels of commercial lending, and may also be negatively affected by the real or perceived decline in the value of our properties based on general economic conditions.

We have $64.4 million in aggregate principal indebtedness secured by our City Square and Pacific Business News Building properties that is matured and unpaid as of December 31, 2010.  As of December 31, 2010, interest was being incurred at the default rate of the stated rate plus 5% for each of the matured loans, except for the City Square loan (Senior Note) in connection with which we signed a forbearance agreement with the lender on October 15, 2010.  Under this forbearance agreement, the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to April 29, 2011.  We are currently in negotiations with the lenders in connection with the remaining matured and unpaid debt, which consists of a $11.6 million loan secured by our Pacific Business News Building property and a $25.3 million mezzanine loan secured by a pledge of the ownership interests in the entities owning the City Square property, but there can be no assurance that we will be able to retain our ownership of these properties.  These properties together account for approximately $12.9 million in annualized rent as of December 31, 2010 (see Item 2 - Properties).  These loans are non-recourse obligations of their respective borrowers, except for customary recourse carve-outs for borrower misconduct and environmental liabilities.  We are currently not aware of the occurrence of any event that would constitute a recourse carve-out on these loans.

In addition, as of December 31, 2010, our unconsolidated joint venture properties have, in the aggregate, approximately $96.5 million of debt maturing in 2011 and an additional $177.5 million of debt maturing in 2012.  If we or our joint venture partners are unable to service this debt, the lenders may foreclose on our joint venture properties or the joint ventures may have to deed properties back to the applicable lenders or otherwise dispose of properties, possibly on disadvantageous terms.  If any of our joint ventures deed properties back to the applicable lenders, we would be required to write off our investment in the applicable joint venture, which could have a material adverse effect on our business, financial condition or results of operations.  There can be no assurance that joint venture operations or contributions by us and/or our joint venture partners will be sufficient to repay these loans.

Our organizational documents have no limitation on the amount of indebtedness that we may incur. As a result, we may become more highly leveraged in the future, which could adversely affect our financial condition.

Our organizational documents contain no limitations regarding the maximum level of debt that we may incur nor do they restrict the form of our debt (including recourse, non-recourse and cross-collateralized debt). Accordingly, we could, without stockholder approval, become more highly leveraged, which could result in an increase in our debt service, could materially adversely affect our cash flow and our ability to make distributions to our stockholders and/or the distributions required to maintain our REIT qualification, and could harm our financial condition. Higher leverage will also increase the risk of default on our obligations.

All of our properties are located in southern California, Honolulu and Phoenix. We are dependent on the southern California, Honolulu and Phoenix office markets and economies, and are therefore susceptible to risks of events in those markets that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations, and natural disasters.

Because all of our properties are concentrated in southern California, Honolulu and Phoenix, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Our consolidated portfolio is particularly concentrated in Honolulu, where six of our eight wholly-owned properties are located, representing 79.2% of our annualized rent from our wholly-owned properties as of December 31, 2010. We are susceptible to adverse developments in the southern California, Honolulu and Phoenix economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, hurricanes, floods, wildfires and other events). In particular, California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate markets in southern California, Honolulu or Phoenix, or any decrease in demand for office space resulting from the southern California, Honolulu or Phoenix regulatory or business environments, could adversely impact our financial condition, results of operations and cash flow, the per share trading price of our Listed Common Stock and our ability to satisfy our debt service obligations and to pay dividends to stockholders.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Real estate investments, especially office properties like the properties we currently own, are relatively illiquid and may become even more illiquid during periods of economic downturn. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. As a result, we may not be able to sell a property or properties quickly or on favorable terms and realize our investment objectives, or otherwise promptly modify our portfolio, in response to changing economic, financial and investment conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties and sell an unprofitable property could adversely affect our cash flows and results of operations, thereby limiting our ability to make distributions to our stockholders. Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity.

The Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our cash flows, financial condition and results of operations, the market price of our Listed Common Stock and our ability to pay distributions to our stockholders.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in economic and demographic conditions;

•	vacancies or our inability to rent space on favorable terms;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	reductions in the level of demand for office space, including trends such as telecommuting and flexible workplaces, and changes in the relative popularity of properties;

•	increases in the supply of office space;

•	declining real estate valuations and impairment charges;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•
increases in expenses, including insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and our inability to pass on some or all of these increases to our tenants; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases without a corresponding decrease in expenses. Costs associated with real estate investments, such as real estate taxes, ground lease payments, insurance, loan payments and maintenance, generally will not be reduced even if the vacancy rate at a property increases or rental rates decrease. If we cannot operate our properties so as to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected. There can be no assurance that we can achieve our economic objectives.

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make distributions to our shareholders.

Prior to the internalization of our management in February 2011, we were externally managed by an entity controlled by the Chairman of our board of directors and certain of our executive officers and related parties; we do not have any operating history as a REIT that is self-administered and self-managed.

Prior to the internalization of our management, we were externally managed by Pacific Office Management, Inc., referred to as our Advisor, an entity controlled by the Chairman of our board of directors and certain of our executive officers and related parties. Effective as of February 1, 2011, we acquired our Advisor and thereby became internally managed. We cannot assure you that our past performance with external management will be indicative of internal management’s ability to function effectively and successfully operate our company. We do not have any operating history with internal management and do not know if we will be able to successfully integrate our former external management. Now that we are internally managed, our direct expenses include general and administrative costs previously borne by our Advisor. We also now employ and pay the executive officers and other employees through our former Advisor, Pacific Office Management, which is now a subsidiary. By employing personnel, we are subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Our failure to successfully integrate the operations of our Advisor could have a negative effect on our operations.

We expect our operating expenses to increase following the internalization of our management and that they may further increase in the future, even if our revenues do not increase, causing our results of operations to be adversely affected.

Prior to the internalization of our management, we were externally advised by our Advisor. Our Advisor bore the cost and was not reimbursed by us for any expenses incurred by it in the course of performing operational advisory services for us, including salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies. Our Advisor’s expenses for performing operational advisory services for us exceeded the advisory fees that we paid to it. We therefore expect our operating costs, specifically general and administrative costs, to increase following the internalization of our management. Other factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

Our success depends on key personnel with extensive experience dealing with the real estate industry, and the loss of these key personnel could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Mr. Shidler, the Chairman of our board of directors, Mr. Ingebritsen, our President and Chief Executive Officer, and our other executive officers. Each of these persons has a national or regional reputation in the real estate industry based on their extensive experience in running public and private companies, including REITs, devoted to real estate investment, management and development. Each member of our management team has developed informal relationships through past business dealings with numerous members of the real estate community, including current and prospective tenants, lenders, real estate brokers, developers and managers. We expect that their reputations afford us a “first call” advantage in attracting business and investment opportunities before the active marketing of properties and assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer.

We face intense competition, which may decrease, or prevent increases of, the occupancy and rental rates of our properties.

We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire or to entice new tenants to lease space in our properties. In that case, our financial condition, results of operations, cash flow, per share trading price of our Listed Common Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time, which would negatively impact our ability to generate cash flow growth.

We may be unable to realize our asking rents across the properties in our portfolio because of:

•	competitive pricing pressure in our markets;

•	adverse conditions in the southern California, Honolulu or Phoenix real estate markets;

•	general economic downturn; and

•	the desirability of our properties compared to other properties in our markets.

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

Leases representing approximately 13.7% of the rentable square feet of our total portfolio are scheduled to expire in 2011.  We may be unable to renew leases or lease vacant space at favorable rates or at all, which would negatively impact our ability to generate cash flow.

As of December 31, 2010, leases representing approximately 13.7% of the 4,762,777 rentable square feet of our total portfolio (including our consolidated and joint venture properties) were scheduled to expire in 2011, and an additional 16.6% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. In addition, some of our leases include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants.  If we are unable to do so, this could cause a decline in operating revenues and a reduction in cash available for debt service and distributions to stockholders.

We expect that, upon expiration of leases at our properties, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to pay for significant leasing costs or tenant improvements in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenues from operations and reduce cash available for debt service and distributions to stockholders.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our larger tenants, could adversely affect the income produced by our properties, which may harm our operating performance.

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. For example, the economic crisis already may have adversely affected or may in the future adversely affect one or more of our tenants. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, expiration of existing leases without renewal and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. It is unlikely that a bankrupt tenant will pay, in full, amounts owed to us under a lease. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease, so tenant defaults or departures could decrease our cash from operations, liquidity and net income.

Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners’ financial condition and liquidity.

We own properties through “joint venture” investments in which we co-invest with another investor. In the future, we may acquire office properties through joint ventures and/or sell to institutions partial ownership of properties that we wholly own. Joint venture investments involve certain risks, including:

•
joint venture partners may control or share certain approval rights over major decisions, such as decisions related to the development, financing, leasing, management and other aspects of the project, which may prevent us from taking actions that are opposed by our joint venture partners;

•	joint venture partners may fail to fund their share of any required capital commitments;

•	joint venture partners might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	joint venture partners may have the power to act contrary to our instructions and policies, including our current policy with respect to maintaining our REIT qualification;

•
joint venture agreements often restrict the transfer of a member’s or joint venture partner’s interest, provide for a buyout of a joint venture partner’s interest in certain instances or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•
our relationships with our joint venture partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at a premium to the market price to continue ownership;

•
disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and divert attention from other elements of our business and result in subjecting the properties owned by the applicable joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our joint venture partners.

The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and our ability to pay dividends.

Volatility in the capital and credit markets could adversely impact our ability to obtain financing and the pricing of real estate assets.

Volatility in the capital and credit markets could adversely affect our ability to obtain financing, including refinancing of our existing indebtedness, by causing lenders and credit rating agencies to tighten their underwriting standards. This directly affects a lender’s ability to provide debt financing and increases the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. Furthermore, any turmoil in the capital or credit markets could adversely impact the overall amount of capital and debt financing available to invest in real estate, which may result in decreases in price or value of real estate assets.

Adverse market and economic conditions could cause us to recognize additional impairment charges.

We review our real estate assets for impairment indicators, such as a decline in a property’s occupancy or the market price for our common stock, in accordance with accounting principles generally accepted in the United States, or GAAP. If we determine that indicators of impairment are present, we review the properties affected by these indicators to determine whether an impairment charge is required. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the real estate assets owned by us as well as the value of our joint venture investments. There may be significant uncertainty in the valuation, or in the stability of the cash flows, discount rates and other factors related to such assets due to the adverse market and economic conditions that could result in a substantial decrease in their value. We recorded non-cash asset and goodwill impairment charges in the aggregate amount of $40.3 million during the fourth quarter of 2010 to reflect the reduction in carrying values of our properties. We may be required to recognize additional asset and goodwill impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

If we are deemed an “investment company” under the Investment Company Act of 1940, it could have a material adverse effect on our business.

We do not expect to operate as an “investment company” under the Investment Company Act of 1940, as amended, or the Investment Company Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company and be required to register under the Investment Company Act. Registered investment companies are subject to a variety of substantial requirements that could significantly impact our operations. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and your investment return. In order to operate in a manner to avoid being required to register as an investment company, we may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire interests in companies or entities that we would otherwise want to acquire.

Potential losses may not be covered by insurance and we could incur significant costs and lose our equity in the damaged properties.

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of our properties under blanket insurance policies. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. However, we do not carry insurance for certain losses, including, but not limited to, losses caused by war or by certain environmental conditions, such as mold or asbestos. In addition, if a loss or damages are suffered at one or more of our properties, the insurer may attempt to limit or void coverage by arguing that the loss resulted from facts or circumstances not covered by our policy. Furthermore, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims. If we experience a loss that is uninsured or that exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged or otherwise adversely affected properties as well as the anticipated future cash flows from those properties.

Our business operations in southern California, Honolulu and Phoenix are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

In addition, our properties may not be able to be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications or may be required to upgrade such property in connection with any rebuilding to meet current code requirements.

We face possible risks associated with climate change.

We cannot predict with certainty whether global warming or cooling is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. All of our properties are located in southern California, Honolulu and Phoenix. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable and increasing the cost of energy at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

Because we own real property, we are subject to extensive environmental regulation which creates uncertainty regarding future environmental expenditures and liabilities.

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under some of these laws, an owner or operator of real estate may be liable for costs related to soil or groundwater contamination on or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow funds using the property as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to materials containing asbestos, a substance known to be present in a number of our buildings. In addition, some of our properties may have been affected by contamination from past operations or from off-site sources. As a result, we may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.

Although most of our properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify conditions that could pose potential environmental liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable law or our lenders, we may decide not to further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments. Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell or finance any affected properties.

Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distribution to our stockholders.

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. The obligation to make readily achievable accommodations is an ongoing one, and continual assessment of the properties is required. Although we believe that our properties in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine compliance, and we are aware that some properties may not be in compliance with the ADA. If one or more of our currently owned properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Noncompliance could result in the imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at noncompliant properties could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, per share trading price of our common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders could be adversely affected. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Although we believe that our properties in the aggregate substantially comply with these regulatory requirements, we have not conducted a comprehensive review of all of our properties, and we are aware that some properties may not be in compliance with applicable regulatory requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with these regulatory requirements, our financial condition, results of operations, cash flow, market price of our Listed Common Stock and our ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

If we default on the ground leases to which certain of our properties are subject, our business could be adversely affected.

We hold long-term ground leasehold interests in our Clifford Center and Waterfront Plaza properties (as well as Bank of Hawaii Waikiki Center, which is ground leased to a joint venture in which we hold a minority interest). For these properties, instead of owning fee title to the land, we (or our joint venture) are the lessee under a long-term ground lease. If we default under the terms of these leases, we may be liable for damages and could lose our leasehold interest in the property. If any of these events were to occur, our business and results of operations would be adversely affected.

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.

We are required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially and we may be unable to fully recover these increased costs from our tenants. If the property taxes we pay increase and we are unable to fully recover these increased costs from our tenants, our cash flow would be impacted, and our ability to pay dividends to our stockholders could be adversely affected.

We may become subject to litigation, which could have a material adverse effect on our financial condition.

In the future, we may become subject to litigation, including claims relating to our operations, the internalization of our management, offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors. Even if we are successful in defending ourselves, certain litigation may require significant attention from our senior management team and distract them from the management of our operations, adversely affecting our financial condition and results of operations.

If we fail to satisfy the regulatory requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the trading price of our common stock.

As a public company, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. Although management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the trading price of our common stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

Risks Related to Conflicts of Interest and Certain Relationships

There may be various conflicts of interest resulting from the relationships among us, our management and other parties.

There may be conflicts of interest among us, our management and other parties. These potential conflicts of interest include the following:

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

•
The debt encumbering certain of our properties and, in the case of our Honolulu property known as “Clifford Center,” obligations under the ground lease, are secured, in part, by certain guaranty and indemnity obligations of Messrs. Shidler and Reynolds. Our Operating Partnership has entered into certain indemnity agreements with Messrs. Shidler and Reynolds in order to indemnify each of them under these guaranties and indemnities. Our Operating Partnership’s specific indemnity obligation in each of these indemnity agreements is basically to defend, indemnify and hold harmless Mr. Shidler or Mr. Reynolds from and against any and all demands, claims, causes of action, judgments, losses, costs, damages and expenses, including attorneys’ fees and costs of litigation arising from or relating to any or all of the guaranty or indemnity obligations of Mr. Shidler or Mr. Reynolds following formation.

•
An entity controlled by Mr. Shidler has pledged a certificate of deposit in the amount of $25 million as security for our Operating Partnership’s credit agreement with First Hawaiian Bank, for which the Operating Partnership has agreed to pay certain fees and provide certain indemnification rights.

These conflicts may result in terms that are more favorable to our management and/or our other affiliates than would have been obtained on an arm’s-length basis, and may operate to the detriment of our stockholders.

We are controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our board of directors, controls Venture and, prior to the internalization of our management, was a stockholder and a director of our Advisor. As part of our formation transactions, we issued to our Advisor one share of Proportionate Voting Preferred Stock, which is entitled to cast a number of votes equal to the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units that we issued in connection with the formation transactions. In connection with the internalization of our management, our Advisor sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions. Venture holds those Common Units and Preferred Units and is controlled by Mr. Shidler. As of December 31, 2010, the one share of Proportionate Voting Preferred Stock represented approximately 88% of our voting power. Therefore, because of his position with us, Venture and Pacific Office Holding, Inc. and the additional shares of our Listed Common Stock that he holds, Mr. Shidler has the ability to effectively vote approximately 89% of our currently outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other stockholders do not support.

Jay H. Shidler may compete with us and, therefore, may have conflicts of interest with us.

We have entered into a Noncompetition Agreement with Mr. Shidler, who is the Chairman of our board of directors. The Noncompetition Agreement with Mr. Shidler prohibits, without our prior written consent, Mr. Shidler from investing in certain office properties in the counties of San Diego and Los Angeles, California, the city and county of Honolulu, Hawaii, the county of Maricopa, Arizona, and any other county during such time as we own an office property in such county. However, this covenant not to compete does not restrict:

•	investments in which Mr. Shidler obtained an interest prior to our formation transactions;

•	investments by Mr. Shidler in areas in which we do not own office property at the time of such investment;

•	activities of First Industrial Realty Trust, Inc., Corporate Office Properties Trust and their respective affiliates;

•	investment opportunities considered and rejected by us; and

•	investments by Mr. Shidler in any entity as long as Mr. Shidler does not own more than 4.9% of the entity and is not actively engaged in the management of such entity.

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

As of December 31, 2010, our stockholders’ equity was below the exchange’s minimum threshold for that specific metric under the NYSE Amex’s continued listing standards.  Because we are not currently in compliance with the exchange’s minimum threshold for stockholders’ equity, there can be no assurance that the NYSE Amex will not consider initiating suspension or delisting procedures.  In the event that we were to receive a formal deficiency notice, we would be required to issue a press release and to file the appropriate report with the SEC. We would then expect to have an opportunity to regain compliance within a specified period of time or to provide the exchange with a plan to regain compliance with the appropriate listing standard or, if the exchange were to fail to accept such a plan, appeal any decision by the exchange to delist our Listed Common Stock. There can be no assurance that we would provide such a plan to the exchange, that the exchange would accept such a plan, that any such plan would be successful, or that any appeals by us to the exchange would be successful.  Any suspension or delisting could adversely affect the market price and the liquidity of our Listed Common Stock and negatively impact our financial condition and business.

Our Listed Common Stock price may be volatile.

Although a trading market for our Listed Common Stock currently exists, the trading volume has not been significant and there can be no assurance that an active trading market for our Listed Common Stock will increase or be sustained in the future or that shares of our Listed Common Stock will be resold at or above their purchase price. The market value of our Listed Common Stock could be substantially affected by many factors, including our financial condition and performance, our quarterly and annual operating results, our decision to suspend our Listed Common Stock dividend beginning with the first quarter of 2011 and any future actions with respect to dividends, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), and general market conditions.

Our ability to pay dividends is limited, and we cannot provide assurance that we will be able to pay dividends regularly or at all.

Substantially all of our assets are owned through our general partnership interest in our Operating Partnership.  Our Operating Partnership holds substantially all of its properties and assets through subsidiaries, including subsidiary limited liability companies and a corporation that has elected to be treated as a taxable REIT subsidiary.  Our Operating Partnership therefore derives substantially all of its cash flow from cash distributions to it by its subsidiaries and we, in turn, derive substantially all of our cash flow from cash distributions to us by our Operating Partnership.  The creditors and preferred securityholders, if any, of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before that subsidiary may make distributions to us.  Thus, our Operating Partnership’s ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy obligations to their creditors and preferred securityholders, if any, and then to make distributions to our Operating Partnership.  Similarly, our ability to pay dividends to holders of our Listed Common Stock depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and preferred unitholders (including us with respect to the outstanding Senior Common Units of our Operating Partnership, and then to the holder of the outstanding Preferred Units of our Operating Partnership) and then to make distributions to us with respect to our general partnership interest.  Our Operating Partnership may not make distributions to the holders of its outstanding Common Units (including us with respect to our general partnership interest) unless full cumulative distributions have been paid on its outstanding Senior Common Units and Preferred Units, and we may not pay dividends on our Listed Common Stock unless full cumulative dividends have been paid on our outstanding Senior Common Stock.

Any dividends or other distributions we pay in the future will depend upon our legal and contractual obligations, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. We cannot guarantee that we will be able to pay dividends on a regular basis or at all in the future.

The partnership units of our Operating Partnership, future offerings of debt, securities and preferred stock may dilute the holdings of our existing stockholders.

We may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium term notes, senior or subordinated notes and classes of preferred stock, convertible preferred units or common stock. Upon liquidation, holders of our debt securities, holders of our Senior Common Stock or any preferred stock with preferential distribution rights that we may issue and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Listed Common Stock. Future equity offerings and the issuance of Listed Common Stock in exchange for partnership units of our Operating Partnership may dilute the holdings of our existing stockholders. If we decide to issue preferred stock in addition to our Proportionate Voting Preferred Stock already issued, it could have a preference on liquidation distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to our existing stockholders.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.

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

Certain provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of their performance.  These provisions cover, among other topics, the following:

•	removal of directors;

•	limitation on stockholder-requested special meetings;

•	advance notice provisions for stockholder nominations and proposals;

•	exclusive power of our board to amend our bylaws;

•	issuance of preferred stock;

•	restrictions on transfer and ownership of shares of our stock; and

•	duties of directors with respect to unsolicited takeovers;

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

The Internal Revenue Service could take the position that our predecessor failed to comply with the REIT asset tests for certain periods and such failures were not due to reasonable cause and resulted in the loss of our REIT status for one or more taxable years.

In connection with our formation transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Code. However, during 2009 we became aware that, prior to the consummation of our formation transactions, AZL historically invested excess cash from time to time in money market funds that, in turn, were invested exclusively or primarily in short-term federal government securities. Additionally, during 2009 we became aware that AZL made two investments in local government obligations. Our predecessor, AZL, with no objection from outside advisors, treated these investments as qualifying assets for purposes of the 75% asset test. However, if these investments were not qualifying assets for purposes of the 75% asset test, then AZL would not have satisfied the REIT asset tests for certain quarters, in part, because they would have exceeded 5% of the gross value of AZL’s assets. If these investments resulted in AZL’s noncompliance with the REIT asset tests, however, we and our predecessor, AZL, would retain qualification as a REIT pursuant to certain mitigation provisions of the Code, which provide that so long as any noncompliance was due to reasonable cause and not due to willful neglect, and certain other requirements are met, qualification as a REIT may be retained but a penalty tax would be owed. Any potential noncompliance with the asset tests would be due to reasonable cause and not due to willful neglect so long as we exercised ordinary business care and prudence in attempting to satisfy such tests. Based on our review of the circumstances surrounding the investments, we believe we exercised ordinary business care and prudence in attempting to satisfy the REIT asset tests, including the 5% asset test and, accordingly, that any noncompliance was due to reasonable cause and not due to willful neglect. Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the asset tests (and have paid the appropriate penalty tax), and, therefore, our qualification, and that of our predecessor, AZL, as a REIT should not be affected. The Internal Revenue Service, or IRS, is not bound by our determination, however, and no assurance can be provided that the IRS will not assert that AZL failed to comply with the REIT asset tests as a result of the money market fund investments and the local government securities investments and that such failures were not due to reasonable cause. If the IRS were to successfully challenge this position, then it could determine that we and AZL failed to qualify as a REIT in one or more of our taxable years.

Our ownership of taxable REIT subsidiaries will be limited, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

Following the internalization of our management, we own an interest in a taxable REIT subsidiary, Pacific Office Management, Inc. and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. However, not more than 25% of our total assets may be represented by securities of one or more taxable REIT subsidiaries, other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of our taxable REIT subsidiaries will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with our taxable REIT subsidiaries to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income and any taxable REIT subsidiary will be subject to federal, state and local taxes on its income. Any of these taxes would decrease the amount of cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% prohibited transactions tax that generally applies to certain gains derived by a REIT from dealer property or inventory, we may in the future hold some of our assets through taxable REIT subsidiaries, which (unlike REITs) are taxed on their taxable income, whether or not distributed.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% (through December 31, 2012). Dividends payable by REITs, however, generally are not eligible for the reduced tax rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the market price of the stock of REITs, including our Listed Common Stock.

Complying with REIT requirements may force us to borrow or take other adverse actions to make distributions to stockholders.

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

From time to time, we may generate taxable income greater than our cash flow available for distribution to stockholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). In order to avoid income and excise taxes in these situations, we could be required to fund distributions from working capital, liquidate assets at prices or times that we regard as unfavorable or borrow to provide funds for distributions, or we may make distributions in the form of a taxable stock dividend. As a result, having to comply with the distribution requirement could cause us to sell assets in adverse market conditions, borrow on unfavorable terms or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. These alternatives could increase our operating costs or diminish our levels of growth.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in our stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years through 2011, and in some cases declared as late as December 31, 2012, could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may have an adverse effect on the per share trading price of our Listed Common Stock.

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

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our Listed Common Stock.

At any time, the federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder.

ITEM 1B.  -  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  -  PROPERTIES

Our property portfolio is comprised primarily of institutional-quality office buildings located principally in selected long-term growth markets in southern California and Hawaii. Each property is owned either through entities wholly-owned by us or through joint ventures.  We hold managing ownership interests in six of our seven joint ventures.

As of December 31, 2010, we owned 24 office properties, including the interests in our joint venture properties, comprising approximately 4.7 million rentable square feet in 45 buildings. The following tables contain descriptive information about all of our properties as of December 31, 2010.

PROPERTY	NO. OF BUILDINGS	YEAR BUILT/ RENOVATED	RENTABLE SQ. FT. (1)	ANNUALIZED RENT (2)(3)	PERCENTAGE OWNERSHIP	INTEREST

Wholly-Owned Properties

Waterfront Plaza	1	1988/2006	554,695	$18,733,757	100.00%	Leasehold
500 Ala Moana Boulevard
Honolulu, HI 96813

Davies Pacific Center	1	1972/2006	375,021	10,274,961	100.00%	Fee Simple
841 Bishop Street
Honolulu, HI 96813

Pan Am Building	1	1969/2005	225,847	6,829,432	100.00%	Fee Simple
1600 Kapiolani Boulevard
Honolulu, HI 96814

First Insurance Center	1	1960	215,527	7,293,007	100.00%	Fee Simple
1100 Ward Avenue
Honolulu, HI 96814

Pacific Business News Building	1	1964/2006	96,309	2,043,970	100.00%	Fee Simple
1833 Kalakaua Avenue
Honolulu, HI 96815

Clifford Center	1	1964/2005	77,655	1,798,751	100.00%	Leasehold
810 Richards Street
Honolulu, HI 96813

City Square	3	1961/1988	742,304	10,809,501	100.00%	Fee Simple
3800 North Central Avenue		1971/1994
3838 North Central Avenue		1965/2000
4000 North Central Avenue
Phoenix, AZ 85012

Sorrento Technology Center	2	1985	63,363	1,557,514	100.00%	Fee Simple
10140 Barnes Canyon Road
10180 Barnes Canyon Road
San Diego, CA 92121

Total Wholly-Owned Properties	11		2,350,721	$59,340,893

PROPERTY	NO. OF BUILDINGS	YEAR BUILT/ RENOVATED	RENTABLE SQ. FT. (1)	ANNUALIZED RENT (2)(3)	PERCENTAGE OWNERSHIP	INTEREST

Joint Venture Properties

Seville Plaza	3	1976/2002	139,335	$2,477,365	7.50%	Fee Simple
5469 Kearny Villa Road
5471 Kearny Villa Road
5473 Kearny Villa Road
San Diego, CA 92123

U.S. Bank Center	2	1976/2000-05	372,606	6,234,127	7.50%	Fee Simple
101 North First Avenue		1954
21 West Van Buren Street
Phoenix, AZ 85003

Bank of Hawaii Waikiki Center	1	1980/1989	152,288	7,403,672	17.50%	Leasehold
2155 Kalakaua Avenue
Honolulu, HI 96815

Black Canyon Corporate Center	1	1980/2006	218,694	3,011,979	17.50%	Fee Simple
16404 North Black Canyon Highway
Phoenix, AZ 85053

Palomar Heights Corporate Center	1	1999	67,862	1,467,590	32.17%	Fee Simple
5857 Owens Avenue
Carlsbad, CA 92008

Torrey Hills Corporate Center	1	1998	23,478	107,916	32.17%	Fee Simple
11250 El Camino Real
San Diego, CA 92130

Scripps Ranch Business Park	2	1984/2006	47,441	576,736	32.17%	Fee Simple
9775 Business Park Avenue
10021 Willow Creek Road
San Diego, CA 92131

Palomar Heights Plaza	3	2001	45,538	830,047	32.17%	Fee Simple
5860 Owens Avenue
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008

Carlsbad Corporate Center	1	1996	120,483	2,385,812	10.00%	Fee Simple
1950 Camino Vida Roble
Carlsbad, CA 92008

PROPERTY	NO. OF BUILDINGS	YEAR BUILT/ RENOVATED	RENTABLE SQ. FT. (1)	ANNUALIZED RENT (2)(3)	PERCENTAGE OWNERSHIP	INTEREST
Via Frontera Business Park	2	1979/1996	75,651	703,432	10.00%	Fee Simple
10965 Via Frontera Drive
10993 Via Frontera Drive
San Diego, CA 92127

Poway Flex	1	1991	111,258	1,487,442	10.00%	Fee Simple
13550 Stowe Drive
Poway, CA 92064

Savi Tech Center	4	1989	371,098	7,232,310	10.00%	Fee Simple
22705 Savi Ranch Parkway
22715 Savi Ranch Parkway
22725 Savi Ranch Parkway
22745 Savi Ranch Parkway
Yorba Linda, CA 92887

Yorba Linda Business Park	5	1988	164,121	1,396,828	10.00%	Fee Simple
22833 La Palma Avenue
22343 La Palma Avenue
22345 La Palma Avenue
22347 La Palma Avenue
22349 La Palma Avenue
Yorba Linda, CA 92887

South Coast Executive Center	1	1980/1997	60,703	775,246	10.00%	Fee Simple
1503 South Coast Dr.
Costa Mesa, CA 92626

Gateway Corporate Center	1	1987	84,996	2,024,731	10.00%	Fee Simple
1370 Valley Vista Drive
Diamond Bar, CA 91765
Yorba Linda Business Park

Seaview Corporate Center	5	1983-2001/	356,504	9,947,425	5.00%	Fee Simple
10180 Telesis Court		2005
10190 Telesis Court
10182 Telesis Court
10188 Telesis Court
Parking Structure/Café
San Diego, CA 92121

Total Joint Venture Properties	34		2,412,056	$48,062,658

Total Portfolio(4)	45		4,762,777	$107,403,551

(1) Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.
(2)  Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2010. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2010 actual expense reimbursement billings. Total abatements committed to as of December 31, 2010 for the 12 months ending December 31, 2011 were approximately $0.7 million for our wholly-owned properties and $2.5 million for our joint venture properties.

(3)  Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. No portion of the joint venture properties’ annualized rent is consolidated in our consolidated financial statements because our interests in our joint venture properties are accounted for under the equity method of accounting.

(4)  Rentable square feet and annualized rent for the Total Portfolio are reported as the sum of the amounts reported for each property in its entirety, rather than the portion of the property represented by our ownership interest.

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our properties at December 31st of each of the past five years commencing with the year of the property’s acquisition by either the Company or affiliates of The Shidler Group.

	Percent Leased(1)(2)					Annualized Rent Per Leased SF(3)
PROPERTY	2006	2007	2008	2009	2010	2006	2007	2008	2009	2010
Wholly-Owned Properties
Waterfront Plaza	94%	91%	86%	94%	93%	$29.41	$31.37	$33.95	$37.12	$37.71
Davies Pacific Center	90%	85%	87%	86%	81%	30.10	31.54	35.93	35.12	35.79
Pan Am Building	93%	98%	97%	93%	88%	31.60	31.73	38.83	38.57	36.97
First Insurance Center	97%	97%	97%	99%	99%	30.59	33.07	35.82	34.61	36.10
Pacific Business News Building	75%	72%	73%	73%	68%	27.92	29.06	31.36	32.33	32.64
Clifford Center	79%	79%	81%	83%	74%	24.36	27.18	29.39	31.95	33.09
City Square	73%	77%	77%	72%	71%	18.39	18.29	20.35	20.64	20.64
Sorrento Technology Center	100%	100%	100%	100%	100%	21.41	22.14	23.70	24.47	24.58
Weighted Average: Wholly-Owned Properties	86%	86%	85%	85%	83%	$26.33	$27.27	$30.39	$31.26	$31.64
Joint Venture Properties
Bank of Hawaii Waikiki Center	-	88%	87%	86%	87%	$-	$38.90	$54.05	$52.25	$56.21
U.S. Bank Center	77%	79%	80%	80%	72%	18.64	20.53	22.37	22.26	23.32
Black Canyon Corporate Center	-	65%	65%	65%	76%	-	15.60	16.43	17.85	17.99
Seville Plaza	90%	92%	77%	75%	67%	24.93	26.94	26.84	27.04	26.72
Seaview Corporate Center	-	-	-	92%	97%	-	-	-	31.05	31.09
Scripps Ranch Business Park	-	-	85%	44%	49%	-	-	18.89	26.20	25.04
Torrey Hills Corporate Center	-	-	100%	89%	11%	-	-	40.00	41.81	40.80
Palomar Heights Corporate Center	-	-	90%	87%	82%	-	-	27.67	28.85	27.53
Palomar Heights Plaza	-	-	88%	70%	74%	-	-	25.08	23.07	24.19
Via Frontera Business Park	70%	93%	93%	100%	51%	17.21	16.47	19.39	18.68	18.08
Poway Flex	100%	100%	100%	100%	100%	8.40	9.49	9.00	9.36	13.28
Carlsbad Corporate Center	44%	44%	67%	95%	100%	15.15	15.42	16.47	17.60	19.63
South Coast Executive Center	100%	80%	60%	51%	65%	24.34	24.10	25.43	25.82	19.51
Savi Tech Center	97%	97%	97%	97%	100%	16.87	18.39	18.80	19.26	20.03
Yorba Linda Business Park	94%	95%	87%	94%	81%	9.99	10.79	11.65	11.66	10.41
Gateway Corporate Center	84%	94%	94%	91%	90%	24.62	25.90	27.45	26.65	27.47
Weighted Average: Joint Venture Properties	85%	84%	84%	85%	83%	$17.21	$19.95	$22.39	$23.73	$24.35

Weighted Average: Total Portfolio	85%	85%	85%	85%	83%	$22.70	$23.98	$26.60	$27.33	$27.91

(1) Based on leases signed as of December 31 of each historical year.
(2) Based on rentable square footage.
(3) Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2010. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2010 actual expense reimbursement billings. Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. Annualized Rent per Leased Square Foot represents Annualized Rent divided by square feet of commenced leases as of December 31, 2010.

Tenant Diversification

The following tables provide information on the ten largest tenants, by annualized rent, in our wholly-owned and joint venture properties as of December 31, 2010. No single tenant accounts for 10% or more of our total consolidated revenues.

Tenant	Lease Expiration	Rentable Square Feet	Annualized Rent(1)	% of Total Annualized Rent	Property	Industry

Wholly-Owned Properties
First Insurance Company of Hawaii Ltd.	2/28/18	109,755	$4,148,186	6.99%	First Insurance Center	Insurance – Direct Property and Casualty Ins. Carriers
Hawaii Insurance Consultants Ltd	12/31/12	76,828	$2,972,395	5.00%	Waterfront Plaza	Insurance – Agencies and Brokerages
AZ Dept of Economic Security	12/31/12	104,059	$1,974,856	3.33%	City Square	Government – State
Straub Clinic & Hospital	1/31/13	55,910	$1,825,926	3.08%	First Insurance Center	Health Care
General Services Administration	6/20/25	30,994	$1,371,361	2.31%	Waterfront Plaza	Government – Federal
Oahu Publications Inc.	1/31/18	30,399	$1,238,562	2.09%	Waterfront Plaza	Publishing Printing
McCorriston Miho Miller Mukai	12/31/11	34,543	$1,067,717	1.80%	Waterfront Plaza	Legal services
AT&T Corp.	6/30/15	26,160	$1,061,472	1.79%	Waterfront Plaza	Communications – All Other
Hilton Grand Vacations Company LLC	4/16/13	19,263	$942,388	1.59%	Pan Am Building	Travel and tourism services
Fujitsu Transaction Solutions Inc.	12/31/10	37,886	$918,178	1.55%	Sorrento Technology Center	Information
Total Annualized Rent for
Top 10 Tenants-Wholly-Owned Properties			$17,521,041	29.53%

Total Annualized Rent - Wholly-Owned Properties			$59,340,893

Joint Venture Properties
Carefusion Inc	2/28/15	130,000	$2,807,397	5.84%	Savi Tech Center	Health Care
Nobel Biocare USA Inc.	10/31/17	122,361	$2,506,798	5.22%	Savi Tech Center	Health Care
Pfizer Inc.	7/31/13	61,211	$2,124,994	4.42%	Seaview Corporate Center	Pharmaceuticals
Bank of Hawaii	1/31/38	6,971	$2,002,771	4.18%	Bank of Hawaii Waikiki Center	Banking/Finance - Commercial Banking
Adobe Systems Inc.	1/31/13	61,211	$1,948,099	4.05%	Seaview Corporate Center	Computer & Data Services
The Active Network Inc.	10/31/17	61,587	$1,703,401	3.55%	Seaview Corporate Center	Information
High-Tech Institute Inc./Anthem College	4/4/18	92,974	$1,631,625	3.39%	Black Canyon Corporate Center	Educational Services
JTB Hawaii Inc.	12/31/12	35,623	$1,535,558	3.19%	Bank of Hawaii Waikiki Center	Travel and tourism services
General Atomics Aeronautical Systems Inc.	5/31/15	112,000	$1,487,442	3.09%	Poway Flex	Information
Valley Metro Rail Inc.	6/30/16	57,007	$1,254,782	2.61%	U.S. Bank Center	Commuter Rail Systems
Total Annualized Rent for
Top 10 Tenants – Joint Venture Properties			$19,002,867	39.54%

Total Annualized Rent – Joint Venture Properties			$48,062,658

____________________

(1) Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2010. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2010 actual expense reimbursement billings.  Annualized rent for the tenants of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest.

The following table contains information about tenants who occupy more than 10% of any of our properties as of December 31, 2010. Four properties have no tenant that occupies more than 10% of the rentable area. No tenant occupies more than 10% of the aggregate rentable area of all of our properties combined.

Property/Tenant	Industry	Lease Expiration(1)	Renewal Option	Total Leased Square feet	% of Rentable Square Feet	Annualized Rent(2)	% of Annualized Rent
Wholly-Owned Properties
Waterfront Plaza
- Hawaii Insurance Consultants Ltd	Insurance – Agencies and Brokerages	12/31/12	(3)	76,828	13.85%	$2,972,395	15.87%
First Insurance Center
- First Insurance Company of Hawaii Ltd.	Insurance – Direct Property and Casualty Ins. Carriers	02/28/18	(4)	109,755	50.92%	4,148,186	56.88%
- Straub Clinic & Hospital	Health Care	01/31/13	(5)	55,910	25.94%	1,825,926	25.04%
Pacific Business News Building
- Business Journal Publications Inc.	Publishing Printing	MTM	None	9,632	10.00%	273,982	13.40%
Clifford Center
- Clifford Projects Inc.	Architectural & engineering	02/29/16	(6)	10,503	13.53%	383,901	21.34%
City Square
- AZ Dept of Economic Security	Government – State	12/31/12	(7)	104,059	14.02%	1,974,856	18.27%
Sorrento Technology Center
- Fujitsu Transaction Solutions Inc.	Information	12/31/10	None	37,886	59.79%	918,177	58.95%
- Information Systems Laboratories Inc.	Information	11/30/11	(8)	25,477	40.21%	623,377	40.02%
Joint Venture Properties
Bank of Hawaii Waikiki Center
-JTB Hawaii Inc.	Travel and tourism services	12/31/12	(9)	35,623	23.39%	1,535,558	20.74%
- Teddy Bear Museum Inc.	Food Services Beverage & Drug Stores	11/30/20	(10)	17,795	11.69%	988,002	13.34%
-Aston Hotels & Resorts LLC	Travel and tourism services	10/31/19	(11)	17,747	11.65%	626,659	8.46%
U.S. Bank Center
- Valley Metro Rail Inc.	Commuter Rail Systems	06/30/16	(12)	57,007	15.30%	1,254,782	20.13%
- Jacobs Engineering Group Inc.	Architectural & engineering	01/31/15	None	40,235	10.80%	925,405	14.84%
Black Canyon Corporate Center
- High-Tech Institute Inc./Anthem College	Educational Services	04/04/18	(13)	92,974	42.51%	1,631,625	54.17%
- Paychex North America Inc.	Accounting & management consulting	06/30/12	(14)	48,427	22.14%	964,707	32.03%
- Direct Alliance Corporation	Miscellaneous – Services	09/30/17	(15)	25,978	11.88%	415,648	13.80%
Seaview Corporate Center
- The Active Network Inc.	Information	10/31/17	(16)	61,587	17.28%	1,703,401	17.12%
- Adobe Systems Inc.	Computer & Data Services	01/31/13	(17)	61,211	17.17%	1,948,099	19.58%
- Pfizer Inc.	Pharmaceuticals	07/31/13	(18)	61,211	17.17%	2,124,994	21.36%
- Computer Associates International Inc.	Computer & Data Services	08/31/13	(19)	38,302	10.74%	1,130,209	11.36%
Scripps Ranch Business Park
- Jones & Stokes Associates Inc.	Architectural & engineering	03/31/15	(20)	15,356	32.37%	406,417	70.47%
- Centerbeam Inc.	Architectural & engineering	05/31/16	(21)	5,484	11.56%	121,745	21.11%
Torrey Hills Corporate Center
- Pacific Hospitality Group Inc.	Real Estate – Other Activities	04/30/15	(22)	2,645	11.27%	107,916	100.00%
Palomar Heights Corporate Center
- Irdeto USA Inc.	Computer & Data Services	02/28/11	None	22,247	32.78%	627,365	42.75%
- Yahoo! Inc.	Advertising services	04/30/11	(23)	17,824	26.27%	427,776	29.15%
- Wells Fargo Bank Corp Properties Group	Banking/Finance - Commercial Banking	06/30/12	(24)	7,583	11.17%	241,070	16.43%
Palomar Heights Plaza
- LMR Solutions LLC	Computer & Data Services	11/30/12	(25)	8,758	19.23%	219,651	26.46%

Via Frontera Business Park
- Xpress Data Inc.	Publishing Printing	09/30/15	(26)	15,298	20.22%	238,464	33.90%
- Panasonic Corp of North America	Electronics Electrical Equipment	11/30/11	None	8,064	10.66%	163,567	23.25%
Poway Flex
- General Atomics Aeronautical Systems Inc	Information	05/31/15	(27)	112,000	100.67%	1,487,442	100.00%
Carlsbad Corporate Center
- Linear LLC	Architectural & engineering	09/30/13	(28)	53,022	44.01%	935,190	39.20%
-Greatcall DBA: Jitterbug	Communications – Wireless	05/31/14	(29)	23,358	19.39%	503,118	21.09%
- San Diego Golf Academy	Educational Services	01/31/15	(30)	20,254	16.81%	450,728	18.89%
Savi Tech Center
- Carefusion Inc	Health Care	02/28/15	(31)	130,000	35.03%	2,807,397	38.82%
- Nobel Biocare USA Inc.	Health Care	10/31/17	(32)	122,361	32.97%	2,506,798	34.66%
- First American Real Estate Facilities	Real Estate - Rental and Leasing Services	10/31/12	(33)	47,198	12.72%	934,520	12.92%
- Ashley Furniture Homestore	Retail – All other home furnishing stores	09/30/16	(34)	46,176	12.44%	946,718	13.09%
Yorba Linda Business Park
- AJ Oster West Inc	General Merchandisers	03/31/14	(35)	50,282	30.64%	351,631	25.17%
Gateway Corporate Center
- University of Phoenix	Educational Services	09/30/14	None	27,893	32.82%	738,723	36.49%
- Kleinfelder Inc.	Architectural & engineering	07/31/11	(36)	11,171	13.14%	313,251	15.47%

1) Expiration dates assume no exercise of renewal, extension or termination options.
2) Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2010. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2010 actual expense reimbursement billings. Annualized rent for the tenants of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest.

3) Hawaii Insurance Consultants has an option to extend its term for two 5-year periods, with base rent set at an agreed upon negotiated base rental rate of 95% of the fair market rental rate at the time of the extension.

4) First Insurance Company of Hawaii has an option to extend its term for three 10-year periods, with base rent set at an agreed upon negotiated base rental rate of 95% of the fair market rental rate at the time of the extension

5) Straub Clinic & Hospital has an option to extend its term for a one 5-year period, with base rent set at an agreed upon negotiated base rental rate not to exceed 90% of the fair market rental rate at the time of the extension.

6) Clifford Projects has an option to extend its term for 5 years at fair market rent.
7) The Arizona Dept. of Economic Security has an option to extend its term for 5 years at fair market rent.
8) Information Systems Laboratories has an option to extend its term for 5 years at the higher of fair market rent or a 3.5% increase above the tenant’s rent at expiration.
9) JTB Hawaii has an option to extend its term for one 5-year period at fair market rent.
10) Teddy Bear Museum has an option to extend its term for one 10-year period at fair market rent.
11) Aston Hotels & Resorts has an option to extend its term for one 5-year period at fair market rent.
12) Valley Metro Rail has an option to extend its term for two 5-year periods at 95% of fair market rent.
13) High Tech Institute has an option to extend its term for two 5-year priods at fair market rent.
14) Paychex has an option to extend its term for three 3-year periods at fair market rent.
15) Direct Alliance has an option to extend its term for one 5-year period at fair market rent.
16) The Active Network has an option to extend its term for one 5-year period at fair market rent.
17) Adobe Systems has an option to extend its term for one 5-year period at fair market rent.
18) Pfizer, Inc. has an option to extend its term for one 5-year period at 95% of the fair market rent at the time of extension.
19) Computer Associates International, Inc. has an option to extend its term for one 5-year period at 95% of the fair market rent at the time of extension.
20) Jones & Stokes Associates has an option to extend its term for one 5-year period at fair market rent.
21) Centerbeam has an option to extend its term for one 5-year period at fair market rent.
22) Pacific Hospitality Group has an option to extend its term for one 5-year period at fair market rent.
23) Yahoo! has an option to extend its term for one 2-year period at fair market rent.
24) Wells Fargo has an option remaining to extend its term for one 5-year periods at fair market rent.
25) LMR Solutions has an option to extend its term for one 5-year period at an annual increase of 3% over the last year rental rate of the original term.
26) Xpress Data has an option to extend its term for one 5-year period at fair market rent
27) General Atomics Aeronautical Systems Inc. has an option to extend its term for three 5-year periods. Base rent for the first period is set at 4% annual increases, while base rent for the second and third period are set at fair market rent.

28) Linear LLC has an option to extend its term for two 5-year periods at 95% of the fair market rent at the time of extension.
29) Jitterbug has an option to extend its term for one 5-year period at fair market rent.
30) San Diego Golf Academy has an option to extend its term for one 5-year period at fair market rent.
31) CareFusion Corp. has an option to extend its term for one 5-year period at fair market rent.
32) Nobel Biocare USA Inc. has an option to extend its term for two 5-year periods at fair market rent.
33) First American Real Estate Facilities has an option to extend its term for one 5-year period at fair market rent.
34) Ashley Furniture Homestore has an option to extend its term for two 5-year periods, with base rent set at an increase of 12% at the time of extension.
35) AJ Oster West, Inc. has an option to extend its term for one 5-year period at 95% of fair market rent.
36) Kleinfelder, Inc. has option to extend its term for one 5-year period, with base rent set at the higher of fair market rent or the monthly rental rate during the month immediately preceding the lease expiration date.

Lease Distribution by Square Footage

The following tables summarize the lease distributions by square footage for all our properties as of December 31, 2010.

Square Feet Under Lease	Number of Leases	Leases as a % of Total	Rentable Square Feet(1)	Square Feet As a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total

Wholly-Owned Properties
2,500 or less	356	69.67%	306,654	13.04%	$10,705,375	18.04%
2,501-10,000	114	22.31%	542,734	23.09%	16,610,620	27.99%
10,001-20,000	25	4.89%	331,274	14.09%	11,106,966	18.72%
20,001-40,000	12	2.35%	348,046	14.80%	9,996,568	16.84%
40,001-100,000	2	0.39%	132,738	5.65%	4,798,321	8.09%
Greater than 100,000	2	0.39%	213,814	9.10%	6,123,043	10.32%
Subtotal	511	100.00%	1,875,260	79.77%	$59,340,893	100.00%
Signed Leases Not Commenced	-	-	4,901	0.21%	-	-
Available for Lease	-	-	389,593	16.58%	-	-
Building Management Use	-	-	3,057	0.13%	-	-
BOMA Adjustment (3)	-	-	77,910	3.31%	-	-
Wholly-Owned Properties Total/Weighted Average	511	100.00%	2,350,721	100.00%	$59,340,893	100.00%

Joint Venture Properties
2,500 or less	110	49.77%	136,538	5.66%	$2,935,620	6.11%
2,501-10,000	68	30.77%	334,495	13.87%	10,492,419	21.83%
10,001-20,000	19	8.60%	260,149	10.78%	7,175,600	14.93%
20,001-40,000	10	4.53%	258,753	10.73%	6,936,310	14.43%
40,001-100,000	11	4.98%	619,330	25.68%	13,721,072	28.55%
Greater than 100,000	3	1.36%	364,361	15.10%	6,801,637	14.15%
Subtotal	221	100.00%	1,973,626	81.82%	$48,062,658	100.00%
Signed Leases Not Commenced	-	-	24,535	1.02%	-	-
Available for Lease	-	-	400,129	16.59%	-	-
Building Management Use	-	-	4,862	0.20%	-	-
BOMA Adjustment (3)	-	-	8,904	0.37%	-	-
Joint Venture Properties Total/Weighted Average	221	100.00%	2,410,056	100.00%	$48,062,658	100.00%

(1) Based on BOMA 1996 remeasurement.
(2) Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2010. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2010 actual expense reimbursement billings. Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest.

(3) Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Lease Expirations

The following tables summarize the lease expirations for leases in place as of December 31, 2010 for all of our properties. The information set forth in the tables assumes that tenants exercise no renewal options or early termination rights.

Wholly-Owned Properties

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet (1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Rent Per Leased Square Foot at Expiration(4)

Month to Month	95	132,743	5.65%	$3,784,974	6.38%	$28.51	$3,806,671	$28.68
2011	108	296,271	12.60%	9,685,928	16.32%	32.69	9,801,365	33.08
2012	88	379,668	16.15%	11,343,474	19.11%	29.88	11,644,762	30.67
2013	72	264,134	11.24%	7,985,374	13.45%	30.23	8,181,205	30.97
2014	52	181,719	7.73%	5,553,508	9.36%	30.56	5,751,708	31.65
2015	50	231,276	9.84%	6,918,743	11.66%	29.92	7,564,679	32.71
2016	25	108,866	4.63%	3,179,176	5.36%	29.20	3,534,331	32.46
2017	2	18,074	0.77%	647,725	1.09%	35.84	704,282	38.97
2018	6	156,391	6.65%	6,003,668	10.12%	38.39	6,684,993	42.75
2019	6	31,765	1.35%	1,164,633	1.96%	36.66	1,332,561	41.95
2020	2	15,720	0.67%	638,037	1.08%	40.59	679,123	43.20
Thereafter	5	58,633	2.49%	2,435,653	4.11%	41.54	2,573,420	43.89
Subtotal	511	1,875,260	79.77%	$59,340,893	100.00%	$31.64	$62,259,100	$33.20
Signed Leases Not Commenced	-	4,901	0.21%	-	-	-	-	-
Available for Lease	-	389,593	16.57%	-	-	-	-	-
Building Management Use	-	3,057	0.13%	-	-	-	-	-
BOMA Adjustment (5)	-	77,910	3.32%	-	-	-	-	-
Total/Weighted Average	511	2,350,721	100.00%	$59,340,893	100.00%	$25.24	$62,259,100	$26.49

_________________________________

(1)   Based on BOMA 1996 remeasurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2010. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2010 actual expense reimbursement billings.

(3)	Represents annualized rent divided by leased square feet.

(4) (5)	Represents annualized rent at expiration divided by leased square feet. Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Joint Venture Properties

Year of Lease Expiration	Expiring Number of Leases	Rentable Square Feet (1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Per Leased Square Foot at Expiration(4)

Month to Month	19	15,572	0.65%	$474,087	0.99%	$30.00	$481,138	$31.00
2011	64	208,557	8.65%	4,883,354	10.16%	23.41	4,953,863	23.75
2012	35	255,992	10.61%	6,629,112	13.79%	25.90	6,902,606	26.96
2013	43	360,003	14.93%	9,860,892	20.52%	27.39	10,543,815	29.29
2014	16	183,032	7.59%	3,480,279	7.24%	19.01	3,737,704	20.42
2015	22	430,797	17.86%	8,847,444	18.41%	20.54	9,840,983	22.84
2016	9	163,317	6.77%	3,633,567	7.56%	22.25	3,978,425	24.36
2017	5	215,859	8.95%	4,796,718	9.98%	22.22	5,724,246	26.52
2018	1	92,974	3.86%	1,631,625	3.40%	17.55	1,972,456	21.22
2019	1	17,747	0.74%	626,659	1.30%	35.31	691,425	38.96
2020	1	17,795	0.74%	988,002	2.06%	55.52	1,143,609	64.27
Thereafter	5	11,981	0.50%	2,210,919	4.60%	184.54	3,597,545	300.27
Subtotal	221	1,973,626	81.82%	$48,062,658	100.00%	$24.35	$53,567,815	$27.14
Signed Leases Not Commenced	-	24,535	1.02%	-	-	-	-	-
Available for Lease	-	400,129	16.59%	-	-	-	-	-
Building Management Use	-	4,862	0.20%	-	-	-	-	-
BOMA Adjustment (5)	-	8,904	0.37%	-	-	-	-	-
Total/Weighted Average	221	2,412,056	100.00%	$48,062,658	100.00%	$19.93	$53,567,815	$22.21

_______________________________
(1) (2)
Based on BOMA 1996 remeasurement.
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2010. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2010 actual expense reimbursement billings.  Annualized rent for the leases of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest

(3)	Represents annualized rent divided by leased square feet.
(4) (5)	Represents annualized rent at expiration divided by leased square feet. Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Ground Leased Properties

We hold long-term ground leasehold interests in our Clifford Center and Waterfront Plaza properties (as well as Bank of Hawaii Waikiki Center, which is ground leased to a joint venture in which we hold a minority interest). The Clifford Center ground lease expires May 31, 2035. The annual rental obligation is a combination of a base rent amount plus 3% of base rental income from tenants. On June 1, 2016 and 2026, the annual rental obligation will reset to an amount equal to the greater of (i) 6% of the fair market value of the land, and (ii) the ground lease rent payable during the prior period.

The Waterfront Plaza ground lease expires December 31, 2060. The annual rental obligation has fixed increases at five year intervals until it resets on January 1, 2036, 2041, 2046, 2051 and 2056 to an amount equal to the greater of (i) 8.0% of the fair market value of the land, and (ii) the ground lease rent payable during the prior period.

See Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our ground leased properties.

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2010, please refer to the Indebtedness section in Item 7 of this Annual Report on Form 10-K.

Submarket Information

Honolulu Office Market

We have seven properties that represent approximately 1,697,000 rentable square feet located in the Honolulu office submarkets of Honolulu Downtown (Central Business District), Waikiki and Kapiolani at December 31, 2010. These office submarkets, based on a combined weighted average, experienced net negative absorption of approximately 20,200 square feet during the fourth quarter of 2010. Based on a combined weighted average, the total percent occupied within these submarkets decreased from 89.6% leased as of September 30, 2010 to 87.8% leased as of December 31, 2010. During the fourth quarter of 2010, average asking rents increased from $37.53 per annualized square foot as of September 30, 2010 to $38.14 per annualized square foot as of December 31, 2010.

Phoenix Office Market

We have three properties that represent approximately 1,334,000 rentable square feet located in the Phoenix office submarkets of Phoenix Downtown North, Downtown South and Deer Valley at December 31, 2010. These office submarkets, based upon a combined weighted average, experienced net negative absorption of approximately 21,400 square feet during the fourth quarter of 2010. Based on a combined weighted average, the total percent occupied within these submarkets decreased from 73.9% leased as of September 30, 2010 to 72.5% leased at December 31, 2010. During the third and fourth quarters of 2010, average asking rents stayed constant at $20.94 per square foot annually for both quarters.

San Diego Office Market

We have ten properties that represent approximately 1,051,000 rentable square feet located in the San Diego office submarkets of San Diego North County and Central County at December 31, 2010. These office submarkets, based upon a combined weighted average, experienced net positive absorption of approximately 4,400 square feet during the fourth quarter of 2010. Based on a combined weighted average, the total percent leased within these submarkets increased from 83.7% leased as of September 30, 2010 to 84.4% leased as of December 31, 2010. During the fourth quarter of 2010, average asking rents decreased from $26.14 per annualized square foot as of September 30, 2010 to $25.40 per annualized square foot as of December 31, 2010.

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

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Listed Common Stock is traded on the NYSE Amex under the symbol “PCE.”  The following table sets forth the high and low sales prices for our Listed Common Stock as reported by the NYSE Amex and the dividends declared for each of the periods indicated.

	HIGH	LOW	DIVIDENDS
2010
Fourth Quarter	$4.94	$3.85	$0.011
Third Quarter	$5.43	$3.95	$0.05
Second Quarter	$4.81	$3.60	$0.05
First Quarter	$4.40	$3.40	$0.05
2009
Fourth Quarter	$4.34	$2.92	$0.05
Third Quarter	$4.82	$3.36	$0.05
Second Quarter	$5.10	$3.37	$0.05
First Quarter	$5.50	$4.29	$0.05

As of March 29, 2011, our Listed Common Stock was held by 50 stockholders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

Our Class B Common Stock has identical voting and dividend rights to our common stock, but has no distribution rights upon liquidation. No established public trading market exists for our Class B Common Stock. As of March 29, 2011, our Class B Common Stock was held by one stockholder of record.

There currently is no established public trading market for our Senior Common Stock, and we do not expect to have our shares of Senior Common Stock listed on any securities exchange or quoted on an automated quotation system in the near future. As of March 29, 2011, our Senior Common Stock was held by 860 stockholders of record.

Dividends

Our Senior Common Stock ranks senior to our Listed Common Stock with respect to dividends and distribution of amounts upon liquidation. Holders of our Senior Common Stock are entitled to receive, when and as authorized by our board of directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. In addition, if the dividend payable on our Listed Common Stock exceeds $0.20 per share per annum, the Senior Common Stock dividend will increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum. Our board of directors has authorized daily dividends on the Senior Common Stock for the months of April 2010 through June 2011. The dividends for each month have been or will be calculated based on holders of record of Senior Common Stock each day during such months, in an aggregate amount equal to $0.06041667 per share per month (pro-rated from the date of issuance). Dividends declared for each month have been or will be paid on or about the 15th day of the following month. We cannot assure you that dividends on our Senior Common Stock will continue to be paid in the future.

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends depends almost entirely on distributions received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations.  Our ability to pay dividends to holders of our Listed Common Stock depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and preferred unitholders (including us with respect to the outstanding Senior Common Units of our Operating Partnership, and then to the holder of the outstanding Preferred Units of our Operating Partnership) and then to make distributions to us with respect to our general partnership interest.  Our Operating Partnership may not make distributions to the holders of its outstanding Common Units (including us with respect to our general partnership interest) unless full cumulative distributions have been paid on its outstanding Senior Common Units and Preferred Units, and we may not pay dividends on our Listed Common Stock unless full cumulative dividends have been paid on our outstanding Senior Common Stock.

We did not declare a dividend on our Listed Common Stock for the first quarter of 2011 and do not currently expect to declare a dividend on our Listed Common Stock for the remainder of fiscal 2011.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units for the first quarter of 2011, and does not expect to do so for the remainder of fiscal 2011.  As noted above, unless full cumulative distributions have been paid on the outstanding Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Listed Common Stock until all cumulative distributions have been paid with respect to the Preferred Units.

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

Dividends on our common stock in excess of our current and accumulated earnings and profits will not be taxable to a taxable U.S. stockholder under current federal income tax law to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but rather will reduce the adjusted basis of the common stock. In that case, the gain (or loss) recognized on the sale of that common stock or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. stockholder’s adjusted tax basis in his or her common stock; they generally will be treated as a capital gain realized from the disposition of those shares. The percentage of our stockholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year.

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income including capital gains. In order to meet these requirements, we may be required to fund distributions from working capital, liquidate assets at prices or times that we regard as unfavorable or borrow to provide funds for distributions, or we may make distributions in the form of a taxable stock dividend.

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

Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, strategies, expectations, risks and uncertainties. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements regarding strategic transactions such as mergers or acquisitions or a possible dissolution of the Company; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “believe,” “assume,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

We are a self-administered and self-managed REIT that owns and operates primarily institutional-quality office properties principally in selected long-term growth markets in southern California and Hawaii. We currently own eight office properties comprising approximately 2.3 million rentable square feet. We also own interests (ranging from 5% to approximately 32%) in 16 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 2.4 million rentable square feet.

During 2010, we were externally advised by Pacific Office Management, Inc., referred to as our Advisor, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler.  The Advisor was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000 and internalized management.

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

We maintain a website at www.pacificofficeproperties.com.  Information on our website shall not constitute part of this Annual Report on Form 10-K. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available without charge on our website. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers will be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors.

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

Investments in Real Estate. We account for acquisitions of real estate utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates at acquisition for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above- and below-market lease amounts are reflected in “Acquired above-market leases, net” and “Acquired below-market leases, net,” respectively, in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

Fair value is also assigned to tenant relationships.  Capitalized tenant relationship amounts are included in intangible assets on the balance sheets and are amortized to depreciation and amortization in the accompanying consolidated statements of operations.  Amounts are amortized over the remaining terms of the respective leases even if a tenant vacates prior to the contractual termination of the lease.  An adjustment to tenant relationship amounts occurs should the property experience an impairment loss.

The aggregate value of other acquired intangible assets consists of acquired in-place leases. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place lease (i.e., the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with any other inducements to secure a tenant lease. The value assigned to acquired in-place leases is amortized over the remaining lives of the related leases.

We record the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing policy is set forth in “Impairment of Long-Lived Assets” below.

Impairment of Long-Lived Assets. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board, or FASB, Accounting Standards Codification 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  Following our annual assessment in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2010, we determined that the holding periods for two of our wholly-owned real estate assets, the Pacific Business News Building and City Square properties, needed to be shortened due to the uncertainty surrounding the matured and unpaid debt secured by these assets.  As a result, we recorded non-cash asset impairment charges of $2.0 million and $24.8 million related to our Pacific Business News Building and City Square properties, respectively.  No impairment was identified for the year ended December 31, 2009.

Investments in Unconsolidated Joint Ventures. Our investments in joint ventures are accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures. Our joint venture partners have substantive participating rights, including approval of and participation in setting operating budgets. Accordingly, we have determined that the equity method of accounting is appropriate for our investments in joint ventures.

Investments in unconsolidated joint ventures are initially recorded at cost and are subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or distributions received from, the joint ventures and other adjustments. We record distributions of operating profit from our investments in unconsolidated joint ventures as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the consolidated statements of cash flows. A description of our impairment policy is set forth below.

The difference between the initial cost of the investment in our joint ventures included in our consolidated balance sheet and the underlying equity in net assets of the respective joint ventures is amortized as an adjustment to equity in net income or net loss of the joint ventures in our consolidated statement of operations over the estimated useful lives of the underlying assets of the respective joint ventures.

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which was effective January 1, 2010 and which requires ongoing assessments of the investments to determine whether or not they are variable interest entities, or VIEs, and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policymaking decisions, and the rights of the other investors to participate in the decision-making process and to replace us as manager and/or liquidate the venture, if applicable. We currently do not hold any investments in VIEs.

Impairment of Investments in Unconsolidated Joint Ventures. Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value.  During a periodic impairment review, we noted that indicators of other-than-temporary impairment existed at our Seville Plaza property and as a result, we recorded a non-cash impairment charge of approximately $0.2 million during the year ended December 31, 2010 to write off our investment in the unconsolidated joint venture that owns our Seville Plaza property.  The charge is included in “equity from earnings of unconsolidated joint ventures” on the consolidated statement of operations.  We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the year ended December 31, 2009.

Goodwill. We record the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. We have identified three reporting units to which goodwill has been allocated.  All of our consolidated properties in Hawaii are considered one reporting unit due to similar geographic and economic characteristics.  Our two consolidated mainland properties, City Square and Sorrento Technology Center, are considered to be their own respective reporting units due to their respective locations in Phoenix, Arizona and San Diego, California, two distinct markets.  The reporting unit’s fair value is calculated as the discounted future cash flows based on management’s best estimate of the applicable capitalization and discount rates. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment. Factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions or decreased cash flow from our properties.

During our annual impairment testing performed in 2010, we identified adverse economic conditions that caused impairment at two of our reporting units.  We determined that, on a discounted cash flow basis, the fair value of our reporting unit in San Diego, California was lower than its carrying value.   Following our unsuccessful public offering of Listed Common Stock and the termination of our Senior Common Stock offering, our plans to reposition and re-lease the property were postponed due to unavailability of financing.  As a result, we recognized an impairment charge of $1.7 million related to the goodwill allocated to this reporting unit.  In addition, we determined that the fair value of our reporting unit in Phoenix, Arizona was also lower than its carrying value.  We had planned to repay matured senior and mezzanine debt secured by the City Square property with proceeds from our public offering of Listed Common Stock, but that offering was not successful and this debt remains outstanding. In addition, the forbearance agreement with the mezzanine lender has expired and there can be no assurance that we will be able to retain our interest in the property.  As such, we recognized an impairment charge of $11.7 million related to the goodwill allocated to this reporting unit.

Revenue Recognition.   The following four criteria must be met before we recognize revenue and gain:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets.  The straight line rent adjustment included in rental revenues was $1.2 million for each of the years ended December 31, 2010 and 2009, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Lease termination fees, net of the write-off of associated intangible assets and liabilities and straight-line rent balances which are included in other revenues of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

Other revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary.

Income Taxes. We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Management believes that we have distributed and will continue to distribute a sufficient majority of our taxable income, if any, in the form of dividends and distributions to our stockholders and unitholders. Accordingly, we have not recognized any provision for income taxes.

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. As of December 31, 2010, none of our subsidiaries had elected to be treated as a TRS. However, effective as of February 1, 2011, we internalized our management by acquiring all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000 payable in cash. We elected to treat this entity, Pacific Office Management, Inc., as a TRS for federal income tax purposes.

Non-controlling Interests. We account for non-controlling interests in accordance with FASB Accounting Standards Codification 810, Consolidation, or FASB ASC 810. In accordance with FASB ASC 810, we report non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, FASB ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. We periodically evaluate individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Overview

As of December 31, 2010, our total property portfolio (including our consolidated and joint venture properties) was 83.1% leased to a total of 732 tenants. As of December 31, 2010, approximately 13.7% of our total property portfolio leased square footage was scheduled to expire during 2011 and another 13.4% of our total property portfolio leased square footage was scheduled to expire during 2012. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years.

As of December 31, 2010, our consolidated Honolulu portfolio was 87.9% leased, with approximately 179,400 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 86.8% leased, with approximately 20,000 square feet available.

As of December 31, 2010, our consolidated Phoenix portfolio was 71.4% leased, with approximately 210,200 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 73.8% leased, with approximately 154,700 square feet available.

As of December 31, 2010, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 100% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 83.3% leased, with approximately 164,400 square feet available.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
($ in thousands)

	2010	2009	$ Change	% Change

Revenue:
Rental	$42,515	$42,462	$53	0.1%
Tenant reimbursements	22,086	21,662	424	2.0%
Parking	8,109	8,150	(41)	(0.5%)
Other	357	365	(8)	(2.2%)
Total revenue	73,067	72,639	428	0.6%

Expenses:
Rental property operating	40,309	39,480	829	2.1%
General and administrative	2,936	2,649	287	10.8%
Depreciation and amortization	22,891	27,240	(4,349)	(16.0%)
Interest	30,173	27,051	3,122	11.5%
Loss from extinguishment of debt	-	171	(171)	(100.0%)
Abandoned offering costs	6,684	-	6,684	100.0%
Acquisition costs	7,874	-	7,874	100.0%
Impairment of long-lived assets	40,284	-	40,284	100.0%
Total expenses	151,151	96,591	54,560	56.5%

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(78,084)	(23,952)	(54,132)	(226.0%)
Equity in net earnings of unconsolidated
joint ventures	198	313	(115)	(36.7%)
Non-operating income	-	434	(434)	(100.0%)
Net loss	$(77,886)	$(23,205)	$(54,681)	(235.6%)

Revenues

Rental Revenue. Rental revenue increased by $0.1 million, or 0.1%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was primarily due to increased average occupancy at our Waterfront Plaza property in Hawaii ($1.1 million).  The increase is offset by decreased average occupancy at two of our Hawaii properties: Davies Pacific Center ($0.3 million) and the Pan Am Building ($0.3 million).  In addition, we are experiencing lower rental rates at our City Square property ($0.3 million) due to current market conditions in the greater Phoenix area.   We also had miscellaneous increases throughout the remainder of the portfolio ($0.1 million).

Tenant Reimbursements. Tenant reimbursements increased by $0.4 million, or 2.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The increase is primarily due to an increase in our common area maintenance expenses recoverable from our tenants as compared to the 2009 period.

All other sources of revenue remained relatively constant.

Expenses

Rental Property Operating Expenses. Rental property operating expenses increased by $0.8 million, or 2.1%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was primarily attributable to higher utility costs due to increased rates for electricity at four of our Hawaii properties: Davies Pacific Center ($0.1 million), Waterfront Plaza ($0.6 million), First Insurance Center ($0.3 million) and the Pan Am Building ($0.3 million).  This increase in utility costs is offset by decreased electrical usage at our City Square property ($0.1 million).  In addition, we increased our bad debt expense reserves by $0.2 million at the Pan Am Building, which was offset by decreases of $0.4 million at the Davies Pacific Center and $0.2 million at the City Square property, for a total net decrease of $0.4 million.

General and Administrative Expense. General and administrative expense increased by $0.3 million, or 10.8%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is primarily attributable to an increase in legal fees of $0.6 million and additional transfer agent and stock exchange listing costs of $0.3 million.  These costs were offset by a decrease in audit fees of $0.6 million due to a change of auditors in the third quarter of 2009.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $4.3 million, or 16.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease is primarily attributable to the expiration of useful lives of certain intangible assets acquired pursuant to our formation transactions in 2008.  We expect the amortization expense related to intangible assets acquired pursuant to our formation transactions in 2008 to continue to decrease as their useful lives expire. An additional decrease was related to an adjustment to expense that took place in 2009 related to our Waterfront property that did not to recur in 2010.

Interest Expense. Interest expense increased by $3.1 million, or 11.5%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The increase is primarily attributable to default interest incurred on our Pacific Business News Building loan, with a principal balance of $11.6 million, since April 7, 2010, and on our City Square mezzanine loan, with an aggregate principal balance of $25.3 million, since September 7, 2010 in connection with our failure to repay the loans at maturity.  In addition, late charge penalties in connection with the defaults of $0.5 million and $1.5 million, for the respective loans were paid in 2010 and included as interest expense.

Loss from extinguishment of debt. We recognized a $0.2 million loss from extinguishment of debt during the year ended December 31, 2009 due to the write-off of unamortized loan costs related to the September 2009 termination of our former credit facility.  We did not recognize any comparable losses in the year ended December 31, 2010.

Abandoned Offering Costs. We incurred $6.7 million in abandoned offering costs for the year ended December 31, 2010 in connection with a continuous public offering of our Senior Common Stock that we terminated in February 2011 ($2.4 million) and an unsuccessful public offering of Listed Common Stock ($4.3 million).

Acquisition Costs. We incurred $7.9 million in acquisition costs for the year ended December 31, 2010 in connection with the terminated acquisitions of the GRE portfolio, a portfolio of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California ($7.8 million), and a one-building office property located in San Diego, California ($0.1 million).

Impairment of Long-Lived Assets. We recognized $40.3 million in impairment of long-lived assets for the year ended December 31, 2010.  Following our annual assessment in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2010, we determined that the holding periods for two of our wholly-owned real estate assets, the Pacific Business News Building and City Square properties, needed to be shortened due to the uncertainty surrounding the matured and unpaid debt secured by these assets.  As a result, we recorded non-cash asset impairment charges of $2.0 million and $24.8 million related to our Pacific Business News Building and City Square properties, respectively.  In addition, we recognized non-cash impairment charges of $1.7 million and $11.7 million related to the goodwill allocated to our San Diego and Phoenix reporting units, respectively. We did not recognize any impairment in the prior year.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $0.1 million, or 36.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. During the year ended December 31, 2010, we noted that indicators of other-than-temporary impairment existed at our Seville Plaza property and as a result, we recorded a non-cash impairment charge of approximately $0.2 million to write off our investment in the unconsolidated joint venture that owns our Seville Plaza property.  In addition, our share of income attributable to our Black Canyon joint venture decreased by $0.1 million due to a recent loan modification, which resulted in higher interest expense for the joint venture.  The decreases are partially offset by a $0.1 million increase in our share of income attributable to our Bank of Hawaii Center joint venture which is primarily driven by a lease termination fee from a large tenant that was received in 2010 with no comparable amount earned in 2009.  In addition, we received more distributions from our US Bank joint venture than in the prior year, which resulted in additional $0.1 million increase in its equity in net earnings.

Non-operating income

We recognized non-operating income of $0.4 million during the year ended December 31, 2009 because the amount we paid in connection with AZL’s potential noncompliance with the REIT asset tests was less than the amount we had accrued.  We did not recognize any comparable income in the year ended December 31, 2010.

Cash Flows

Net cash used in operating activities for the Company for the year ended December 31, 2010 was $11.5 million compared to net cash provided by operating activities of $10.7 million for the year ended December 31, 2009. The increase of net cash used in operating activities of $21.9 million was primarily attributable to deposits and expenditures we made in 2010 of $9.0 million related to our unsuccessful acquisition of the GRE portfolio and $6.7 million of costs spent on our unsuccessful offering of Listed Common Stock.  In addition, during 2009, $4.8 million in restricted cash was released to fund operating activities. During 2010, year, we increased our restricted cash balances primarily due to the loans in default and have approximately $0.9 million of previously unrestricted cash is now under the control of the lender of the Pacific Business News Building note.  We also paid $2.5 million in default interest and penalties related to the loans in default.  In addition, we funded $0.7 million of tenant improvements for a large tenant at Waterfront Plaza in 2010 that will be reimbursed by the tenant during 2011.  These decreases in operating cash flows were offset by an increase in accounts payable of $1.2 million during 2010. The increase in accounts payable during 2010 was primarily attributable to additional default interest payable in connection with the Pacific Business News Building and the City Square Mezzanine Note which are currently in default.

Net cash used in investing activities by the Company for the year ended December 31, 2010 was $8.1 million compared to $11.2 million for the year ended December 31, 2009. The decrease in cash used was primarily attributable to our restricted cash used for capital expenditures which decreased by $5.4 million compared to 2009.  In addition, we paid $1.5 million to acquire an interest in an unconsolidated joint venture in the prior year which did not recur in 2010.  These decreases were offset by increases of capital improvements to real estate by $3.4 million in 2010 compared to 2009.

Net cash provided by financing activities was $26.3 million for the year ended December 31, 2010 compared to net cash used in financing activities of $1.6 million during the year ended December 31, 2009.  The increase in cash provided by financing activities is primarily attributable to net proceeds received from the sale of Senior Common Stock of $21.7 million, with no comparable amounts received in 2009.  We funded a $1.5 million letter of credit to the City Square mezzanine lender with no comparable amounts funded in 2009.  In addition, we had a $15.5 million draw on our revolving credit facility during 2010, compared with a net draw of $5.9 million in the prior year. The cash provided by financing activities was partially offset by $0.9 million paid in connection with a redemption of Operating Partnership common units and a $2.0 million increase in repayment of mortgage notes payable due to the paydown of the City Square mezzanine note during the year ended December 31, 2010.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income.  As discussed further below, however, we do not currently expect to declare dividends on our Listed Common Stock during fiscal 2011.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.  Our primary focus is to preserve and generate cash.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us.  In March 2011, we engaged Eastdil Secured to assist in the potential recapitalization of the Hawaii-based portfolio, which could include the contribution of existing wholly-owned assets to joint ventures or asset dispositions.

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

Actual and Potential Sources of Liquidity

Listed below are our actual and potential sources of liquidity in 2011, which we currently believe will be sufficient to fund our 2011 liquidity needs:

•	Unrestricted and restricted cash on hand;
•	Net cash flow generated from operations;
•	Contribution of existing wholly-owned assets to joint ventures;
•	Asset dispositions; and/or
•	Proceeds from additional secured or unsecured debt financings.

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors.”

Unrestricted and restricted cash on hand

As of December 31, 2010, we had $9.1 million in unrestricted cash and cash equivalents primarily generated by our now-terminated continuous public offering of Senior Common Stock.  In addition, we had restricted cash balances of $9.9 million.  A summary of our restricted cash reserves is as follows.

Tax, insurance and other working capital reserves	$3,666
Leasing and capital expenditure reserves	1,541
Ground lease reserves	1,055
Collateral accounts	2,015
Funding for letter of credit	1,574
$9,851

The leasing and capital expenditure, tax, insurance and other working capital reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loans. These restricted cash accounts are expected to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for both existing and prospective tenants, (2) non-recurring discretionary capital expenditures, (3) payments for properties subject to ground leases and (4) property taxes and insurance.  The collateral accounts are held by our lenders under our other obligations.  During December 2010, we funded a letter of credit for our City Square Mezzanine Note in return for a forbearance agreement with the lender.  We anticipate applying these funds against the current debt balance.

Net cash flow generated from operations

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging economic conditions that we are currently experiencing, the downward pressure on rental rates and occupancy in our Hawaii and mainland submarkets, the potential for an increase in interest rates, or the possibility for a further downturn in one of our concentration markets could adversely impact our operating cash flows. Competition to attract and retain high credit-quality tenants remains intense due to general economic conditions. At the same time, a significant number of our leases at our properties are scheduled to expire over the next three years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions and our cash flows.

Contribution of existing wholly-owned assets to joint ventures

We are currently partners with third parties in seven joint ventures. In the near term or longer term, we may seek to raise capital by contributing one or more of our existing wholly-owned assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Asset dispositions

We are currently performing an internal analysis to determine the fair market value of all of our existing wholly-owned assets.  In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but our ability to do so on acceptable terms or at all is highly uncertain in the current economic environment.  Moreover, a sale of any of the properties contributed by POP Venture, LLC, or Venture, in connection with our formation transactions in March 2008 (specifically, our Waterfront Plaza, Davies Pacific Center, Pan Am Building, First Insurance Center, Pacific Business News Building, Clifford Center, Sorrento Technology Center, City Square and Seville Plaza properties) that would not provide continued tax deferral to Venture is contractually prohibited for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we will be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

Proceeds from additional secured or unsecured debt financings

As of December 31, 2010, we have $24.4 million of outstanding borrowings on our unsecured credit facility.  As of the filing of this Annual Report on Form 10-K, we have drawn the full $25.0 million available to us.  We currently do not have any arrangements for future unsecured financings and believe that it will be challenging to obtain any significant unsecured financings in the near term.  In addition, all of our consolidated properties are currently encumbered and thus, we do not anticipate procuring any additional secured debt financings.

Actual and Potential Uses of Liquidity

The following are the projected uses, and some of the potential uses, of our cash in 2011. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

•	Property operating and corporate expenses;
•	Capital expenditures (including building and tenant improvements and leasing commissions);
•	Debt maturities and financing costs; and/or
•	Dividends to stockholders and distributions to limited partners of our Operating Partnership.

Property operating and corporate expenses

We are focused on ensuring our properties are operating as efficiently as possible.  We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services.

We internalized our management by acquiring our Advisor effective as of February 1, 2011.  We now employ our executive officers and other employees through our former Advisor, Pacific Office Management, which is now our subsidiary.  By employing personnel, we are now subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  We are also responsible for all costs previously incurred by the Advisor in the management of our Company, but we are relieved of the $0.8 million annual advisory fee.  Because the Advisor operated at a loss, we are heavily focused on successfully integrating the operations of our Advisor and reducing corporate overhead expenses.

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend approximately $3.5 million in committed capital expenditures and leasing costs in 2011.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

Debt maturities and financing costs

As of December 31, 2010, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $420.1 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $441.2 million, with a weighted average interest rate of 6.05% (utilizing default interest rates for the Pacific Business News Building and City Square Mezzanine Note), and a weighted average remaining term of 4.51 years.  See “—Indebtedness” below for additional information with respect to our consolidated debt.

The loan secured by our Sorrento Technology Center property requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.  Based on our current occupancy expectations for this property, we expect to be funding these letters of credit in 2011.

We have $64.4 million in aggregate principal indebtedness that is matured and unpaid as of December 31, 2010.  On April 6, 2010, a non-recourse loan in the amount of $11.6 million secured by our Pacific Business News Building matured.  On April 7, 2010, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  On September 1, 2010, non-recourse loans in the amounts of $27.5 million (Senior Note secured by our City Square property in Phoenix) and $25.3 million (Mezzanine Note secured by a pledge of ownership interests in the entities owning the City Square property) also matured.

As of December 31, 2010, interest was being incurred at the default rate for each of the matured loans, except for the City Square loan (Senior Note) in connection with which we signed a forbearance agreement with the lender.  Under this forbearance agreement, the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to April 29, 2011. We are currently in negotiations with the lenders in connection with the remaining matured and unpaid debt, but there can be no assurance that we will be able to retain our ownership of any of the properties in question.  All of the matured loans are non-recourse obligations of their respective borrowers, except for customary recourse carve-outs for borrower misconduct and environmental liabilities.  We are currently not aware of the occurrence of any event that would constitute a recourse carve-out on these loans.

Dividends to stockholders and distributions to limited partners of our Operating Partnership

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends depends almost entirely on distributions received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations.  Our ability to pay dividends to holders of our Listed Common Stock depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and preferred unitholders (including us with respect to the outstanding Senior Common Units of our Operating Partnership, and then to the holder of the outstanding Preferred Units of our Operating Partnership) and then to make distributions to us with respect to our general partnership interest.  Our Operating Partnership may not make distributions to the holders of its outstanding Common Units (including us with respect to our general partnership interest) unless full cumulative distributions have been paid on its outstanding Senior Common Units and Preferred Units, and we may not pay dividends on our Listed Common Stock unless full cumulative dividends have been paid on our outstanding Senior Common Stock.

We did not declare a dividend on our Listed Common Stock for the first quarter of 2011 and do not currently expect to declare a dividend on our Listed Common Stock for the remainder of fiscal 2011.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units for the first quarter of 2011, and does not expect to do so for the remainder of fiscal 2011.  As noted above, unless full cumulative distributions have been paid on the outstanding Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Listed Common Stock until all cumulative distributions have been paid with respect to the Preferred Units.

In 2010, we paid an aggregate of $6.1 million in cash dividends and distributions to holders of our Listed Common Stock, Class B Common Stock, Common Units and Preferred Units.  Our board of directors authorized a cash distribution of $0.05 per Common Unit and a cash dividend of $0.05 per share of our Listed Common Stock and Class B Common Stock for each quarter of fiscal year 2009 and each of the first three quarters of fiscal year 2010.  These dividends and distributions were paid on the 15th day of the month following the end of each quarter to holders of record as of the final day of such quarter.  For the fourth quarter of 2010, our board of directors authorized a cash distribution of $0.011 per Common Unit and a cash dividend of $0.011 per share of our Listed Common Stock and Class B Common Stock, which were paid on January 17, 2011 to holders of record as of December 31, 2010.  In addition, we paid 2% distributions, or $1.25 per unit, to the holder of the Preferred Units for each quarter of fiscal years 2009 and 2010 on or about the 15th day of the month following the end of each such quarter.  We relied upon borrowings under our revolving line of credit to pay a portion of these dividends and distributions.

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

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through June 30, 2011, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2010, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million, which were paid on January 17, 2011.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of December 31, 2010. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

PROPERTY	AMOUNT	INTEREST RATE		MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Pacific Business News Building (1)	$11,601	11.98%		4/6/2010
City Square (Senior) (2)	27,500	5.58%		9/1/2010
City Square (Mezannine) (3)	25,294	LIBOR + 7.35%		9/1/2010
Clifford Center (4)	3,226	6.00%		8/15/2011	3,032	(5)
First Insurance Center	38,000	5.74%		1/1/2016	38,000	(6)
First Insurance Center	14,000	5.40%		1/6/2016	14,000	(7)
Sorrento Technology Center (8)	11,668	5.75	% (9)	1/11/2016 (9)	10,825	(10)
Pan Am Building	60,000	6.17%		8/11/2016	60,000	(11)
Waterfront Plaza	100,000	6.37%		9/11/2016	100,000	(12)
Waterfront Plaza	11,000	6.37%		9/11/2016	11,000	(13)
Davies Pacific Center	95,000	5.86%		11/11/2016	95,000	(14)
Subtotal	$397,289
Revolving line of credit (15)	24,447	1.25%		12/31/2013	24,447
Outstanding principal balance	$421,736
Less: Unamortized discount, net	(1,610)
Net	$420,126

______________________

(1)
The loan secured by the Pacific Business News Building has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of 11.98%.  We are currently in negotiations with the lender to restructure the loan.  For additional information, see “Liquidity and Capital Resources” above.

(2)
The loan secured by the City Square property has matured and we have not repaid the principal balance.  We have entered into a forbearance agreement with the lender pursuant to which the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to April 29, 2011. For additional information, see “Liquidity and Capital Resources” above.

(3)
The loan secured by a pledge of the ownership interests in the entities owning the City Square property has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of LIBOR + 7.35%.  We are currently in negotiations with the lender to restructure the loan. We had an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limited the LIBOR rate on this loan to 7.45%.  The interest rate cap expired on September 1, 2010, commensurate with the maturity date of the loan.

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
(8)
Requires monthly principal and interest payments in the amount of $69 thousand.  The loan also requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.

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

Our variable rate debt, as reflected in the above schedule and in Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K, bears interest at a rate based on 30-day LIBOR, which was 0.26% as of December 31, 2010, plus a spread. Our variable rate debt at December 31, 2010 had an initial term that matured in September 2010.  As noted in footnotes (2) and (3) to the table above, we are currently in discussions with the servicer for this debt regarding an agreement to restructure the loan.

As of December 31, 2010, our ratio of total consolidated debt to total market capitalization was approximately 65.2%. Our total market capitalization of $676.4 million includes our total consolidated debt of $441.2 million, the market value of our Listed Common Stock and equivalents outstanding of $211.0 million (based on the closing price of our Listed Common Stock of $4.17 per share on the NYSE Amex on December 31, 2010) and the market value of our outstanding Senior Common Stock of $24.2 million (based on its $10.00 per share offering price).

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of December 31, 2010 and 2009, we had outstanding borrowings of $24.4 million and $8.9 million, respectively, under the FHB Credit Facility.  As of the filing of this Annual Report on Form 10-K, we have drawn the full $25.0 million available to us.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler, referred to as Shidler LP, has pledged to the Lender a certificate of deposit in the principal amount of $25 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $25 million principal amount of the certificate of deposit.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes

At December 31, 2010 and 2009, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued to fund certain capital improvements upon the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

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

For the period from March 20, 2008 through December 31, 2010, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At December 31, 2010 and 2009, $4.3 million and $2.6 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

The mortgage debt that we maintain for our consolidated properties and unconsolidated joint venture properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Reynolds or, with respect to one loan, Mr. Shidler. Our Operating Partnership has agreed to indemnify Messrs. Reynolds and Shidler to the extent of their guaranty liability. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk, except to the extent of the recourse carve-outs. In management’s judgment, it would be remote for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, the City Square Mezzanine Note was secured, in part, by the posting of certain letters of credit by James C. Reynolds and Shidler LP in the aggregate amount of $3.7 million.  This loan has matured and we have not repaid the principal balance.  Accordingly, on October 20, 2010, the lender collected against these letters of credit, of which approximately $2.0 million was applied to the principal balance of this note.  Pursuant to an indemnity agreement entered into on March 19, 2008 in connection with our formation transactions, the Operating Partnership indemnified Mr. Reynolds and Shidler LP for their losses under the letters of credit.

Inflation

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

Our Status as a REIT

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

In connection with our formation transactions, we received a representation from our predecessor, AZL, that it qualified as a REIT under the provisions of the Code. However, during 2009 we became aware that, prior to the consummation of our formation transactions, AZL historically invested excess cash from time to time in money market funds that, in turn, were invested exclusively or primarily in short-term federal government securities. Additionally, during 2009 we became aware that AZL made two investments in local government obligations. Our predecessor, AZL, with no objection from outside advisors, treated these investments as qualifying assets for purposes of the 75% asset test. However, if these investments were not qualifying assets for purposes of the 75% asset test, then AZL would not have satisfied the REIT asset tests for certain quarters, in part, because they would have exceeded 5% of the gross value of AZL’s assets. If these investments resulted in AZL’s noncompliance with the REIT asset tests, however, we and our predecessor, AZL, would retain qualification as a REIT pursuant to certain mitigation provisions of the Code, which provide that so long as any noncompliance was due to reasonable cause and not due to willful neglect, and certain other requirements are met, qualification as a REIT may be retained but a penalty tax would be owed. Any potential noncompliance with the asset tests would be due to reasonable cause and not due to willful neglect so long as we exercised ordinary business care and prudence in attempting to satisfy such tests. Based on our review of the circumstances surrounding the investments, we believe that we exercised ordinary business care and prudence in attempting to satisfy the REIT asset tests, including the 5% asset test, and accordingly, that any noncompliance was due to reasonable cause and not due to willful neglect. Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the asset tests (and have paid the appropriate penalty tax), and, therefore, our qualification, and that of our predecessor, AZL, as a REIT should not be affected. The IRS is not bound by our determination, however, and no assurance can be provided that the IRS will not assert that AZL failed to comply with the REIT asset tests as a result of the money market fund investments and the local government securities investments and that such failures were not due to reasonable cause. If the IRS were to successfully challenge this position, then it could determine that we and AZL failed to qualify as a REIT in one or more of our taxable years.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

ITEM 7A.  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K in the Financial Statements on F-1 and are incorporated herein by reference.

ITEM 9.  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE

None.

ITEM 9A.  -  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures –

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting –

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.

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

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

ITEM 11.  -  EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

ITEM 12.  -  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND
       RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

ITEM 13.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
       INDEPENDENCE

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

ITEM 14.  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

PART IV

ITEM 15.  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) Financial Statements and Financial Statement Schedule

Index to Financial Statements

Page No.
•	Report of Independent Registered Public Accounting Firm Ernst & Young LLP.	F-1
•	Consolidated Balance Sheets of the Company as of December 31, 2010 and December 31, 2009	F-2
•	Consolidated Statements of Operations of the Company for the years ended December 31, 2010 and December 31, 2009	F-3
•	Consolidated Statements of Equity (Cumulative Deficit) of the Company for the years ended December 31, 2010 and December 31, 2009	F-4
•	Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2010 and December 31, 2009	F-6
•	Notes to Consolidated Financial Statements	F-7
•	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2010	F-39

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)      List of Exhibits.

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-09900) and incorporated herein by reference).

3.2
Articles Supplementary of the Company dated November 20, 2009 (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-09900) and incorporated herein by reference).

3.3
Articles of Amendment of the Company dated November 20, 2009 (previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-09900) and incorporated herein by reference).

3.4
Articles of Amendment of the Company dated January 5, 2010 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

3.5
Articles Supplementary of Board of Directors Reclassifying and Designating a series of common stock as Senior Common Stock, dated March 4, 2010 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 9, 2010 (File No. 001-09900) and incorporated herein by reference).

3.6
Certificate of Correction to Articles Supplementary, dated April 30, 2010 (previously filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-09900) and incorporated herein by reference).

3.7
Articles of Amendment of the Company dated November 1, 2010 (previously filed as Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-09900) and incorporated herein by reference).

3.8
Amended and Restated Bylaws dated December 20, 2010 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 27, 2010 (File No. 001-09900) and incorporated herein by reference).

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

10.4
Master Formation and Contribution Agreement dated October 3, 2006 between the Company and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 (File No. 001-09900) and incorporated herein by reference).

10.5
Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated November 2, 2006, between the Company and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006 (File No. 001-09900) and incorporated herein by reference).

10.6
Second Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated December 9, 2006, between the Company and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2006 (File No. 001-09900) and incorporated herein by reference).

10.7
Third Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated March 27, 2007, between the Company and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2007 (File No. 001-09900) and incorporated herein by reference).

10.8
Fourth Amendment and Exhibit Acknowledgement to Master Formation and Contribution Agreement, dated November 9, 2007, between the Company and POP Venture, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007 (File No. 001-09900) and incorporated herein by reference).

10.9
Form of Contribution Agreement, dated November 2, 2006, between the Company and POP Venture, LLC (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006 (File No. 001-09900) and incorporated herein by reference).

10.10
Master Amendment to Contribution Agreements, dated November 9, 2007, between the Company and POP Venture, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007 (File No. 001-09900) and incorporated herein by reference).

10.11
Form of Promissory Note (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-09900) and incorporated herein by reference).

10.12
Master Registration Rights Agreement dated as of March 19, 2008, of Pacific Office Properties Trust, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-09900) and incorporated herein by reference).

10.13
Noncompetition Agreement, dated as of March 19, 2008, between Pacific Office Properties, L.P. and Jay H. Shidler (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-09900) and incorporated herein by reference).

10.14
Form of Indemnity Agreement, dated as of March 19, 2008 (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-09900) and incorporated herein by reference).

10.15
First Amendment to Indemnity Agreement, dated as of May 17, 2010, between Pacific Office Properties, L.P. and James C. Reynolds (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2010 (File No. 001-09900) and incorporated herein by reference).

10.16
Amended and Restated Advisory Agreement dated as of March 3, 2009, by and among the Company, Pacific Office Properties, L.P., and Pacific Office Management, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2009 (File No. 001-09900) and incorporated herein by reference).

10.17
First Amendment to Amended and Restated Advisory Agreement dated as of September 25, 2009, by and among the Company, Pacific Office Properties, L.P., and Pacific Office Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 28, 2009 (File No. 001-09900) and incorporated herein by reference).

10.18†
Pacific Office Properties Trust, Inc. 2008 Directors’ Stock Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 1, 2009 (File No. 001-09900) and incorporated herein by reference).

10.19†
Form of Restricted Stock Unit Award Agreement under the Company’s 2008 Directors’ Stock Plan (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-09900) and incorporated herein by reference).

10.20
Exchange Agreement, dated as of September 23, 2009, by and among Pacific Office Properties, L.P., Shidler Equities, L.P., Reynolds Partners, L.P., MJR Equities, LLC, JRI Equities, LLC and Lawrence J. Taff (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2009 (File No. 001-09900) and incorporated herein by reference).

10.21
Credit Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and First Hawaiian Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.22
Promissory Note dated September 2, 2009 issued by Pacific Office Properties, L.P. to First Hawaiian Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.23
Indemnification Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.24
Amendment to Loan Documents, dated as of December 31, 2009, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.25
Second Amendment to Loan Documents, dated as of May 25, 2010, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2010 (File No. 001-09900) and incorporated herein by reference).

10.26
Amendment to Indemnification Agreement, dated as of December 31, 2009, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.27
Second Amendment to Indemnification Agreement, dated as of May 25, 2010, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 26, 2010 (File No. 001-09900) and incorporated herein by reference).

10.28
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

10.30
Purchase and Sale Agreement, effective as of June 28, 2010, between the Company and Terraces CP, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-09900) and incorporated herein by reference).

10.31
Sale, Purchase and Escrow Agreement (Property Pool A), dated as of August 12, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.36 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.32
First Amendment to Sale, Purchase and Escrow Agreement (Property Pool A), dated as of August 30, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.37 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.33
Assignment and Assumption Agreement (Property Pool A), dated as of September 3, 2010, between Pacific Office Management, Inc. and Pacific Office Properties, L.P. (previously filed as Exhibit 10.38 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.34
Second Amendment to Sale, Purchase and Escrow Agreement (Property Pool A), dated as of October 22, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.39 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on January 3, 2011 and incorporated herein by reference).

10.35
Third Amendment to Sale, Purchase and Escrow Agreement (Property Pool A), dated as of November 29, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.40 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on January 3, 2011 and incorporated herein by reference).

10.36
Sale, Purchase and Escrow Agreement (Property Pool B), dated as of August 12, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.37
First Amendment to Sale, Purchase and Escrow Agreement (Property Pool B), dated as of August 30, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.38
Assignment and Assumption Agreement (Property Pool B), dated as of September 3, 2010, between Pacific Office Management, Inc. and Pacific Office Properties, L.P. (previously filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.39
Second Amendment to Sale, Purchase and Escrow Agreement (Property Pool B), dated as of October 22, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.44 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on January 3, 2011 and incorporated herein by reference).

10.40
Third Amendment to Sale, Purchase and Escrow Agreement (Property Pool B), dated as of November 29, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.45 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on January 3, 2011 and incorporated herein by reference).

10.41†
Employment Agreement, dated as of March 26, 2010, among Pacific Office Management, Inc., Pacific Office Properties Trust, Inc. and James R. Ingebritsen (previously filed as Exhibit 10.42 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.42†
Employment Agreement, dated as of April 5, 2010, among Pacific Office Management, Inc., Pacific Office Properties Trust, Inc. and James R. Wolford (previously filed as Exhibit 10.43 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

21.1	Subsidiaries of Pacific Office Properties Trust, Inc. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
__________

†  Indicates a compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC OFFICE PROPERTIES, INC.

Date: March 31, 2011	By:	/s/ James R. Ingebritsen
James R. Ingebritsen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/s/ James R. Ingebritsen	Chief Executive Officer	March 31, 2011
James R. Ingebritsen	(Principal Executive Officer)

/s/ Michael C. Burer	Chief Financial Officer	March 31, 2011
Michael C. Burer	(Principal Financial and Accounting Officer)

/s/ Jay H. Shidler	Chairman of the Board	March 31, 2011
Jay H. Shidler

/s/ Michael W. Brennan	Director	March 31, 2011
Michael W. Brennan

/s/ Robert L. Denton	Director	March 31, 2011
Robert L. Denton

/s/ Clay W. Hamlin	Director	March 31, 2011
Clay W. Hamlin

/s/	Director	March 31, 2011
Paul M. Higbee

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pacific Office Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Office Properties Trust, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity (deficit), and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Office Properties Trust, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP
 Los Angeles, California

March 31, 2011

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Investments in real estate, net	$353,137	$382,950
Cash and cash equivalents	9,112	2,354
Restricted cash	9,851	7,348
Rents and other receivables, net	2,302	1,356
Deferred rents	6,332	5,115
Intangible assets, net	24,801	33,228
Acquired above-market leases, net	358	612
Other assets, net	5,141	5,055
Goodwill	48,549	62,019
Investments in unconsolidated joint ventures	8,802	10,911
Total assets	$468,385	$510,948

LIABILITIES AND EQUITY
Mortgage and other loans, net	$420,126	$406,439
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	31,816	22,000
Acquired below-market leases, net	7,918	10,124
Total liabilities	480,964	459,667

Commitments and contingencies (Note 1)

Equity:
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate
Voting Preferred Stock issued and outstanding at December 31, 2010 and 2009	-	-
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,179 and $0, respectively)
40,000,000 shares authorized, 2,417,867 shares issued and outstanding at December 31, 2010;
0 shares authorized, issued and outstanding at December 31, 2009	21,525	-
Listed Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,903,050 shares issued and outstanding at
December 31, 2010; 239,999,900 shares authorized, 3,850,420 shares issued and outstanding at December 31, 2009	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at December 31, 2010
and 2009	-	-
Additional paid-in capital	50	-
Cumulative deficit	(150,524)	(132,511)
Total stockholders' equity (deficit)	(128,764)	(132,326)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(11,083)	56,339
Total equity (deficit)	(12,579)	51,281
Total liabilities and equity	$468,385	$510,948

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2010	2009
Revenue:
Rental	$42,515	$42,462
Tenant reimbursements	22,086	21,662
Parking	8,109	8,150
Other	357	365
Total revenue	73,067	72,639

Expenses:
Rental property operating	40,309	39,480
General and administrative	2,936	2,649
Depreciation and amortization	22,891	27,240
Interest	30,173	27,051
Loss on extinguishment of debt	-	171
Abandoned offering costs	6,684	-
Acquisition costs	7,874	-
Impairment of long-lived assets	40,284	-
Total expenses	151,151	96,591

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(78,084)	(23,952)
Equity in net earnings of unconsolidated joint ventures	198	313
Non-operating income	-	434
Net loss	(77,886)	(23,205)
Fair value adjustment of Preferred Units	-	(58,645)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(2,273)	(2,269)
Common unitholders in the Operating Partnership	63,226	68,506
	60,953	66,237
Dividends on Senior Common Stock	(313)	-
Net loss attributable to common stockholders	$(17,246)	$(15,613)
Net loss per common share - basic and diluted	$(4.45)	$(4.79)
Weighted average number of common shares outstanding – basic and diluted	3,878,349	3,259,013

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Equity (Cumulative Deficit)

	YEAR ENDED
	DEC. 31, 2010	DEC. 31, 2009
	(In thousands, except share and unit data)
Common Stock:
Balance at beginning of period	$185	$185
Issuance of common stock	-	-
Balance at end of period:	$185	$185
Senior Common Stock:
Balance at beginning of period	$-	$-
Issuance of senior common stock	24,179	-
Costs of issuance of senior common stock	(2,654)	-
Balance at end of period:	$21,525	$-
Additional Paid-in Capital:
Balance at beginning of period	$-	$-
Basis adjustment	-	309
Fair value measurement of Common Units	-	(3,514)
Issuance of common stock	-	3,014
Redemption of Common Units	(150)	-
Stock compensation	200	191
Balance at end of period:	$50	$-
Cumulative Deficit:
Balance at beginning of period	$(132,511)	$(56,327)
Net loss	(16,933)	(15,613)
Redemption of Common Units	(129)	-
Fair value measurement of Common Units	-	(59,880)
Distributions	(951)	(691)
Balance at end of period:	$(150,524)	$(132,511)
Total Stockholders' Equity (Cumulative Deficit):
Balance at beginning of period	$(132,326)	$(56,142)
Basis adjustment	-	309
Net loss	(16,933)	(15,613)
Issuance of common stock	-	3,014
Issuance of senior common stock	24,179	-
Costs of issuance of senior common stock	(2,654)	-
Redemption of Common Units	(279)	-
Distributions	(951)	(691)
Fair value measurement of Common Units	-	(63,394)
Stock compensation	200	191
Balance at end of period:	$(128,764)	$(132,326)
Non-Controlling Interests:
Balance at beginning of period	$183,607	$-
Reclassification from Temporary Equity to Permanent Equity	-	133,250
Net loss	(60,953)	(66,237)
Basis adjustment	-	(309)
Redemption of Common Units	(621)	-
Fair value measurement of Common Units	-	63,394
Fair value measurement of Preferred Units	-	58,645
Distributions	(5,848)	(5,136)
Balance at end of period:	$116,185	$183,607
Total Equity (Deficit):	$(12,579)	$51,281

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Equity (Cumulative Deficit), continued

	YEAR ENDED
	DEC. 31, 2010	DEC. 31, 2009
	(In thousands, except share and unit data)
Common Units:
Balance at beginning of period	14,299,267	14,299,267
Redemption of Common Units	(198,263)	-
Balance at end of period:	14,101,004	14,299,267
Preferred Units:
Balance at beginning of period	4,545,300	4,545,300
Issuance of Preferred Units	-	-
Balance at end of period:	4,545,300	4,545,300
Shares of Common Stock:
Balance at beginning of period	3,850,520	3,031,125
Issuance of common stock	52,630	819,395
Balance at end of period:	3,903,150	3,850,520
Shares of Senior Common Stock:
Balance at beginning of period	-	-
Issuance of senior common stock	2,417,867	-
Balance at end of period:	2,417,867	-

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Cash Flows
 (in thousands)

	For the year ended December 31,
	2010	2009

Operating activities
Net loss	$(77,886)	$(23,205)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	22,891	27,240
Impairment of long-lived assets	40,285	-
Abandoned offering costs	6,684	-
Deferred rent	(1,217)	(1,181)
Deferred ground rents	2,088	2,214
Interest amortization	1,088	1,392
Write-off of tax penalty accrual	-	(423)
Share based compensation	200	191
Loss from extinguishment of debt	-	171
Above- and below-market lease amortization, net	(1,952)	(2,305)
Equity in net earnings of unconsolidated joint ventures	(198)	(313)
Net operating distributions received from unconsolidated
joint ventures	-	238
Bad debt expense	377	712
Changes in operating assets and liabilities:
Restricted cash used for operating activities	(1,421)	4,842
Rents and other receivables	(1,323)	340
Other assets	(2,647)	479
Accounts payable and other liabilities	1,553	309
Net cash (used in) provided by operating activities	(11,478)	10,701
Investing activities
Acquisition and improvement of real estate	(8,937)	(5,982)
Investment in unconsolidated joint venture	-	(1,468)
Capital distributions from unconsolidated joint ventures	2,307	2,221
Payment of leasing commissions	(1,468)	(1,011)
Capital expenditures funded from restricted cash	(492)	-
Decrease (increase) in restricted cash used for capital expenditures	492	(4,923)
Net cash used in investing activities	(8,098)	(11,163)
Financing activities
Repayment of mortgage notes payable	(2,420)	(404)
Proceeds from mortgage notes payable	238	405
Repayments of revolving credit facility	-	(3,000)
Borrowings from revolving credit facility	15,500	8,947
Proceeds from sale of Senior Common Stock, net	21,708	-
Financing costs	(1,574)	(151)
Offering costs	-	(1,842)
Security deposits	(178)	224
Senior Common Stock dividends	(127)	-
Listed Common Stock dividends	(788)	(693)
Redemption of OP units	(900)	-
Distributions to non-controlling interests - Preferred unitholders	(2,272)	(2,273)
Distributions to non-controlling interests - Common unitholders	(2,853)	(2,860)
Net cash provided by (used in) financing activities	26,334	(1,647)
Increase in cash and cash equivalents	6,758	(2,109)
Cash and cash equivalents at beginning of period	2,354	4,463
Cash and cash equivalents at end of period	$9,112	$2,354
Supplemental cash flow information
Interest paid	$24,960	$23,640

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Accrued dividends and distributions	$851	$1,476
Change in accrued dividends payable to listed common stockholders	$(150)	$-
Senior common stock issued pursuant to dividend reinvestment plan	$58	$-
Amortization of offering costs	$241	$-
Accrued capital expenditures	$569	794
Exchange of unsecured notes payable to related parties for Listed Common Stock	$-	3,014

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

1.      Organization and Ownership

Pacific Office Properties

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Annual Report on Form 10-K refer to Pacific Office Properties Trust, Inc. (the “Company”) and its subsidiaries and joint ventures. Through our controlling interest in Pacific Office Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we own and operate primarily institutional-quality office properties principally in selected long-term growth markets in southern California and Hawaii. We operate in a manner that permits us to satisfy the requirements for taxation as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”).

During 2009 and 2010, we were externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor” or “Pacific Office Management”), an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler. The Advisor was responsible for our day-to-day operation and management. Effective as of February 1, 2011, we acquired all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000 and internalized management.

Through our Operating Partnership, as of December 31, 2010, we owned eight office properties comprising approximately 2.4 million rentable square feet and interests (ranging from 5% to approximately 32%) in 16 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 2.4 million rentable square feet (the “Property Portfolio”).  As of December 31, 2010, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.  Our property statistics as of December 31, 2010, were as follows:

			Property
	Number of		Portfolio
	Properties	Buildings	Sq. Ft.
Wholly-owned properties	8	11	2,350,721
Unconsolidated joint venture properties	16	34	2,412,056
Total	24	45	4,762,777

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

Liquidity

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.  Our primary focus is to preserve and generate cash.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us.  In March 2011, we engaged Eastdil Secured to assist in the potential recapitalization of the Hawaii-based portfolio, which could include the contribution of existing wholly-owned assets to joint ventures or asset dispositions.

The following are our actual and potential sources of liquidity in 2011, which we currently believe will be sufficient to fund our 2011 liquidity needs:

•	Unrestricted and restricted cash on hand;
•	Net cash flow generated from operations;
•	Contribution of existing wholly-owned assets to joint ventures;
•	Asset dispositions; and/or
•	Proceeds from additional secured or unsecured debt financings.

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks.

We are focused on ensuring our properties are operating as efficiently as possible.  We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services.

We internalized our management by acquiring our Advisor effective as of February 1, 2011.  We now employ our executive officers and other employees through our former Advisor, Pacific Office Management, which is now our subsidiary.  By employing personnel, we are now subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  We are also responsible for all costs previously incurred by the Advisor in the management of our Company, but we are relieved of the $0.8 million annual advisory fee.  Because the Advisor operated at a loss, we are heavily focused on successfully integrating the operations of our Advisor and reducing corporate overhead expenses.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend approximately $3.5 million in committed capital expenditures and leasing costs in 2011.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

As of December 31, 2010, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $420.1 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $441.2 million, with a weighted average interest rate of 6.05% (utilizing default interest rates for the Pacific Business News Building and City Square Mezzanine Note), and a weighted average remaining term of 4.51 years.

We have $64.4 million in aggregate principal indebtedness that is matured and unpaid as of December 31, 2010.  On April 6, 2010, a non-recourse loan in the amount of $11.6 million secured by our Pacific Business News Building matured.  On April 7, 2010, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  On September 1, 2010, non-recourse loans in the amount of $27.5 million (Senior Note secured by our City Square property in Phoenix) and $25.3 million (Mezzanine Note secured by a pledge of ownership interests in the entities owning the City Square property) also matured.  All of the matured loans are non-recourse obligations of their respective borrowers, except for customary recourse carve-outs for borrower misconduct and environmental liabilities.  We are currently not aware of the occurrence of any event that would constitute a recourse carve-out on these loans.  We have no other consolidated debt that matures in 2011 (other than the $3.2 million loan secured by our Clifford Center property, as to which we have the option to extend the maturity date to August 15, 2014 and intend to do so).

While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed.  Although we believe we have sufficient funds to operate in the normal course through at least December 31, 2011, should unexpected events arise, we may need to initiate cost saving and other initiatives to allow us to continue to operate through at least December 31, 2011.  These cost savings and other initiatives could negatively impact our operations in future years.

Investments in Real Estate

We account for acquisitions of real estate utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.

Investments in real estate properties are stated at cost, less accumulated depreciation and amortization. A portion of certain assets comprising the properties contributed at the time of our formation transactions (the “Contributed Properties”) are stated at their historical net cost basis in an amount attributable to the ownership interests in the Contributed Properties owned by Jay H. Shidler. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

The fair values of real estate assets acquired are determined on an “as-if-vacant” basis. The “as-if-vacant” fair value is allocated to land, and where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above- and below-market lease amounts are reflected in “Acquired above-market leases, net” and “Acquired below-market leases, net,” respectively, in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Rental revenues included (above-) below-market lease intangible amortization of $2.0 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

Fair value is also assigned to tenant relationships.  Capitalized tenant relationship amounts are included in intangible assets on the balance sheets and are amortized to depreciation and amortization in the accompanying consolidated statements of operations.  Amounts are amortized over the remaining terms of the respective leases even if a tenant vacates prior to the contractual termination of the lease.  An adjustment to tenant relationship amounts occurs should the property experience an impairment loss.

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

We record the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing policy is set forth in “Impairment of Long-Lived Assets” on the immediately following page.

In connection with our formation transactions, we received a representation from our predecessor, Arizona Land Income Corporation (“AZL”), that it qualified as a REIT under the provisions of the Code. However, during 2009 we became aware that, prior to the consummation of our formation transactions, AZL historically invested excess cash from time to time in money market funds that, in turn, were invested primarily in short-term federal government securities. Additionally, during 2009 we became aware that AZL made two investments in local government obligations. Our predecessor, AZL, with no objection from outside advisors, treated these investments as qualifying assets for purposes of the 75% asset test. However, if these investments were not qualifying assets for purposes of the 75% asset test, then AZL would not have satisfied the REIT asset tests for certain quarters, in part, because they would have exceeded 5% of the gross value of AZL’s assets. If these investments resulted in AZL’s noncompliance with the REIT asset tests, however, we and our predecessor, AZL, would retain qualification as a REIT pursuant to certain mitigation provisions of the Code, which provide that so long as any noncompliance was due to reasonable cause and not due to willful neglect, and certain other requirements are met, qualification as a REIT may be retained but a penalty tax would be owed. Any potential noncompliance with the asset tests would be due to reasonable cause and not due to willful neglect so long as we exercised ordinary business care and prudence in attempting to satisfy such tests. Based on our review of the

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

circumstances surrounding the investments, we believe that we exercised ordinary business care and prudence in attempting to satisfy the REIT asset tests, including the 5% asset test, and accordingly, that any noncompliance was due to reasonable cause and not due to willful neglect. Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the asset tests (and have paid the appropriate penalty tax), and, therefore, our qualification, and that of our predecessor, AZL, as a REIT should not be affected. The Internal Revenue Service is not bound by our determination, however, and no assurance can be provided that the Internal Revenue Service will not assert that AZL failed to comply with the REIT asset tests as a result of the money market fund investments and the local government securities investments and that such failures were not due to reasonable cause. If the Internal Revenue Service were to successfully challenge this position, then it could determine that we and AZL failed to qualify as a REIT in one or more of our taxable years. As a result, we recorded an adjustment to and finalized the purchase price allocation we previously recorded upon consummation of our formation transactions. This adjustment resulted in an increase to goodwill by approximately $0.5 million in our consolidated balance sheet at December 31, 2009.  During the year ended December 31, 2009, we paid $0.07 million in fees and penalties and recognized the remaining amount as non-operating income.

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  Following our annual assessment in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2010, we determined that the holding periods for two of our wholly-owned real estate assets, the Pacific Business News Building and City Square properties, needed to be shortened due to the uncertainty surrounding the matured and unpaid debt secured by these assets.  As a result, we recorded non-cash asset impairment charges of $2.0 million and $24.8 million related to our Pacific Business News Building and City Square properties, respectively.  No impairment was identified for the year ended December 31, 2009.

Investments in Unconsolidated Joint Ventures

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which was effective January 1, 2010 and which requires ongoing assessments of the investments to determine whether or not they are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable.  We currently do not hold any investments in VIEs.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. During a periodic impairment review, we noted that indicators of other-than-temporary impairment existed at our Seville Plaza property and as a result, we recorded a non-cash impairment charge of approximately $0.2 million during the year ended December 31, 2010 to write off our investment in the unconsolidated joint venture that owns our Seville Plaza property.  The charge is included in “equity from earnings of unconsolidated joint ventures” on the consolidated statement of operations.  We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the year ended December 31, 2009.

Goodwill

We record the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. We have identified three reporting units to which goodwill has been allocated.  All of our consolidated properties in Hawaii are considered one reporting unit due to similar geographic and economic characteristics.  Our two consolidated mainland properties, City Square and Sorrento Technology Center, are considered to be their own respective reporting units due to their respective locations in Phoenix, Arizona and San Diego, California, two distinct markets.  The reporting unit’s fair value is calculated as the discounted future cash flows based on management’s best estimate of the applicable capitalization and discount rates. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment.  Factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions or decreased cash flow from our properties.

During our annual impairment testing performed in 2010, we identified adverse economic conditions that caused impairment at two of our reporting units.  We determined that, on a discounted cash flow basis, the fair value of our reporting unit in San Diego, California was lower than its carrying value.   Following our unsuccessful public offering of Listed Common Stock and the termination of our Senior Common Stock offering, our plans to reposition and re-lease the property were postponed due to unavailability of financing.  As a result, we

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

recognized an impairment charge of $1.7 million related to the goodwill allocated to this reporting unit.  In addition, we determined that the fair value of our reporting unit in Phoenix, Arizona was also lower than its carrying value.  We had planned to repay matured senior and mezzanine debt secured by the City Square property with proceeds from our public offering of Listed Common Stock, but that offering was not successful and this debt remains outstanding. In addition, the forbearance agreement with the mezzanine lender has expired and there can be no assurance that we will be able to retain our interest in the property.  As such, we recognized an impairment charge of $11.7 million related to the goodwill allocated to this reporting unit.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in rental revenues was $1.2 million for each of the years ended December 31, 2010 and 2009, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Lease termination fees, net of the write-off of associated intangible assets and liabilities and straight-line rent balances which are included in other revenues of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

Other revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.9 million and $1.1 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, we had a total of approximately $0.5 million of lease security available on existing letters of credit, as well as $2.6 million of lease security available in security deposits.  As of December 31, 2009, we had a total of approximately $0.5 million of lease security available on existing letters of credit, as well as $2.8 million of lease security available in security deposits.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

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

Restricted Cash

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.  As of December 31, 2010, we also had $1.5 million reserved to fund a letter of credit held by a lender for a loan in default.

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

Repairs, Maintenance and Major Improvements

The costs of ordinary repairs and maintenance are included when incurred in rental property operating expenses in the accompanying consolidated statements of operations. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Various lenders have required us to maintain reserve accounts for the funding of future repairs and capital expenditures, and the balances of these accounts are classified as restricted cash on the accompanying consolidated balance sheets.

Leasing Commissions

Leasing commissions are capitalized and amortized on a straight line basis over the life of the related lease.  The payment of leasing commissions is included in cash used in investing activities on the accompanying consolidated statement of cash flows because we believe that paying leasing commissions for good tenants is a prudent investment in increasing the value of our income-producing assets.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

Equity Offering Costs

Costs from potential equity offerings are reflected in other assets, net in the accompanying consolidated balance sheets and are reclassified as a reduction in additional paid-in capital if and when the offering is successfully completed.  Costs include legal, accounting, marketing and other professional fees associated with the offering.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet are expensed.  During the year ended December 31, 2010, we expensed $4.3 million in costs related to an unsuccessful public offering of Listed Common Stock.  We also expensed $2.4 million in costs related to a continuous public offering of our Senior Common Stock that was terminated in February 2011.

Stock-Based Compensation

All share-based payments to employees, including directors, are recognized in the consolidated statement of operations based on their fair values.  We recognize share-based compensation in accordance with FASB Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. In accordance with FASB ASC 718, we determine the fair value of the share-based compensation grants on the respective grant dates, and recognize to expense the fair value of the grants over the employees’ or directors’ requisite service periods, which are generally the vesting periods. If the grants vest immediately, we expense the fair value of the grant in full on the grant date. The fair value of the share-based payment awards are generally based on the Company’s Listed Common Stock price on the date of grant.  See Note 14 for a more detailed discussion.

Non-Controlling Interests

We account for non-controlling interests in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, we report non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income available to common stockholders on the statement of operations.  Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, FASB ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. We periodically evaluate individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations.

Preferred Units

The Class A convertible preferred units of the Operating Partnership (“Preferred Units”) have fixed rights to distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit. Accordingly, income or loss of the Operating Partnership is allocated among the general partner interest and limited partner common interests after taking into consideration distribution rights allocable to the Preferred Units.  As a result of changes to the redemption features on December 30, 2009, we recorded an increase in the recorded amount of the Preferred Units to their current fair value.  See Note 12 for additional detail.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

Earnings (Loss) per Share

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

Segments

We own and operate office properties in the western United States.  We have concentrated on two long-term growth submarkets, Honolulu and the western United States mainland (in particular, southern California and the greater Phoenix metropolitan area).  We consider each of our properties to be an operating segment.  We aggregate the operating segments into two geographic segments on the basis of how the properties are managed and how our chief operating decision maker allocates resources and their similar economic characteristics.

Income Taxes

We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders.  Also, at least 95% of gross income in any year must be derived from qualifying sources.  We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders.  However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any.  Management believes that we have distributed and will continue to distribute a sufficient majority of our taxable income, if any, in the form of dividends and distributions to our stockholders and unit holders.  Accordingly, we have not recognized any provision for income taxes.

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of December 31, 2010 and December 31, 2009, none of our subsidiaries had elected to be treated as a TRS.  However, effective as of February 1, 2011, we internalized our management by acquiring all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000 payable in cash. We elected to treat this entity, Pacific Office Management, as a TRS for federal income tax purposes.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

3.      Investments in Real Estate

Our investments in real estate, net, at December 31, 2010, and at December 31, 2009, are summarized as follows (in thousands):

	December 31, 2010	December 31, 2009

Land and land improvements	$69,040	$76,054
Building and building improvements	294,829	310,507
Tenant improvements	35,681	27,707
Construction in progress	2,757	3,311
Furniture, fixtures and equipment	1,391	1,401
Investments in real estate	403,698	418,980
Less: accumulated depreciation	(50,561)	(36,030)
Investments in real estate, net	$353,137	$382,950

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

4.      Intangible Assets and Acquired Above- and Below-Market Lease Liabilities

Our identifiable intangible assets and acquired above- and below-market leases, net at December 31, 2010, and at December 31, 2009, are summarized as follows (in thousands):

	December 31, 2010	December 31, 2009

Acquired leasing commissions
Gross amount	$9,596	$8,857
Accumulated amortization	(5,528)	(4,212)
Net balance	$4,068	$4,645

Acquired leases in place
Gross amount	$15,823	$17,171
Accumulated amortization	(12,103)	(10,234)
Net balance	$3,720	$6,937

Acquired tenant relationship costs
Gross amount	$18,312	$19,581
Accumulated amortization	$(6,899)	(4,419)
Net balance	$11,413	$15,162

Acquired other intangibles
Gross amount	$7,139	$7,767
Accumulated amortization	$(1,539)	(1,283)
Net balance	$5,600	$6,484

Intangible assets, net	$24,801	$33,228

Acquired above-market leases
Gross amount	$2,167	$2,218
Accumulated amortization	$(1,809)	(1,606)
Acquired above-market leases, net	$358	$612

Acquired below-market leases
Gross amount	$15,245	$15,571
Accumulated accretion	$(7,327)	(5,447)
Acquired below-market leases, net	$7,918	$10,124

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

    The following table summarizes the estimated net amortization of intangible assets and above-market leases, and the estimated accretion of below-market leases at December 31, 2010 for the next five years:

								Amortization
	2011	2012	2013	2014	2015	Thereafter	Total	Period (In years)
	(In thousands)
Leasing Commissions	$1,172	$918	$503	$361	$279	$648	$3,881	2.7
Other Intangibles	772	709	658	596	473	5,198	8,406	13.5
Leases in Place	1,103	640	284	206	180	458	2,871	3.0
Tenant Relationship Costs	2,269	2,004	1,691	1,271	882	1,526	9,643	3.7
Intangible Assets, net	$5,316	$4,271	$3,136	$2,434	$1,814	$7,830	$24,801

Above-market lease amortiztion	$(147)	$(141)	$(33)	$(9)	$(9)	$(19)	$(358)	2.1

Below-market lease accretion	$1,693	$1,197	$622	$453	$426	$3,527	$7,918	6.6

As shown in the following table, we recognized accretion, net of amortization, of acquired below- and above-market leases. The accretion of acquired below-market leases and the amortization of acquired above-market leases, respectively, are included in rental revenues in the accompanying consolidated statements of operations.

We recognized amortization of acquired intangible assets, including acquired leasing commissions, acquired leases in place, acquired legal and marketing costs, acquired tenant relationship costs, and acquired other intangibles. The amortization of acquired intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations (in thousands).

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Total acquired below- market lease accretion	$2,206	$2,729
Total acquired above- market lease amortization expense	$(254)	$(424)
Total intangibles amortization expense	$7,255	$9,243

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

At December 31, 2010 and December 31, 2009, the JV Basis Differential was approximately $1.0 million and $1.5 million, respectively, and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. For the year ended December 31, 2010, we recognized approximately $0.07 million of amortization expense attributable to the JV Basis Differential (of which $0.03 million is related to the write-off of the JV Basis Differential in Seville Plaza), which is included in equity in net earnings of unconsolidated joint ventures in our consolidated statement of operations. For the year ended December 31, 2009, we recognized approximately $0.04 million of amortization expense attributable to the JV Basis Differential, which is included in equity in net earnings of unconsolidated joint ventures in our consolidated statement of operations.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

During the fourth quarter of 2010, we identified impairment indicators that are other than temporary, and as such, we do not believe we will be able to recover our 7.5% equity interest in the unconsolidated joint venture that owns our Seville Plaza property. Accordingly, we recorded a non-cash impairment charge of approximately $0.2 million during the year ending December 31, 2010. This non-cash impairment charge is presented in “equity in net earnings of unconsolidated joint ventures” on our consolidated statement of operations and represents the difference between the estimated fair value of our investment in this unconsolidated joint venture and its carrying value. Our estimate of the fair value of our investment in this unconsolidated joint venture was determined using widely accepted valuation techniques, including discounted cash flow analysis on expected cash flows as well as other subjective assumptions that are subject to economic and market uncertainties.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Year ended December 31,
	2010	2009
Revenues:
Rental	$46,049	$37,569
Other	9,183	8,098
Total revenues	55,232	45,667

Expenses:
Rental operating	22,391	19,697
Depreciation and amortization	22,787	18,259
Interest	21,776	16,884
Total expenses	66,954	54,840
Net loss	$(11,722)	$(9,173)

Equity in net earnings
of unconsolidated joint venture	$198	$313

	December 31, 2010	December 31, 2009
Investment in real estate, net	$381,738	$400,700
Other assets	65,064	61,225
Total assets	$446,802	$461,925

Mortgage and other loans	$365,573	$366,543
Other liabilities	20,073	14,856
Total liabilities	$385,646	$381,399

Investment in unconsolidated joint ventures	$8,802	$10,911

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

Acquisition of Unconsolidated Joint Venture

On December 29, 2009, we consummated the acquisition from an institutional investor, through the Operating Partnership, of a 5% ownership interest in a joint venture that owns a commercial office campus with five buildings totaling 356,504 rentable square feet, located in San Diego, California.  We paid $1.5 million in cash for our 5% interest.

We account for our investment in joint ventures under the equity method of accounting.

6.      Other Assets

Other assets consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Deferred loan fees, net of accumulated amortization of $1.7 million and $1.2 million at December 31, 2010 and 2009, respectively	$1,846	$2,008
Equity offering costs	-	1,842
Prepaid expenses	1,305	1,205
Refundable acquisition deposits	1,990	-
Total other assets, net	$5,141	$5,055

7.      Minimum Future Lease Rentals

Future minimum base rentals on non-cancelable office leases for the years succeeding December 31, 2010 are as follows (in thousands):

Year
2011	$37,861
2012	32,602
2013	21,873
2014	17,720
2015	13,369
Thereafter	36,987
Total future minimum base rental revenue	$160,412

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

We have leased space to certain tenants under non-cancelable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the consolidated statements of operations. We recorded $0.1 million of percentage rental income during each of the years ended December 31, 2010 and 2009.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

8.      Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Accounts payable	$1,150	$597
Interest payable	6,675	2,644
Deferred revenue	1,690	2,039
Security deposits	2,618	2,782
Deferred straight-line ground rent	8,708	6,620
Related party payable (Note 13 )	-	1,113
Accrued expenses	10,334	5,599
Asset retirement obligations	641	606
Total accounts payable and other liabilities	$31,816	$22,000

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

9.      Mortgage and Other Loans

A summary of our mortgage and other loans, net, at December 31, 2010 is as follows (in thousands):

	Outstanding Principal Balance, Net at
Property	December 31, 2010	December 31, 2009	Interest Rate		Maturity Date
Pacific Business News Building	$11,601	$11,666	6.98	% (a)	4/6/2010 (a)
City Square	27,500	27,414	5.58%		9/1/2010 (b)
City Square	25,294	27,017	LIBOR + 2.35% (c)		9/1/2010 (c)
Clifford Center	3,226	3,501	6.00%		8/15/2011(d)
First Insurance Center	37,533	37,439	5.74%		1/1/2016
First Insurance Center	13,826	13,791	5.40%		1/6/2016
Sorrento Technology Center	11,521	11,625	5.75%		1/11/2016
Pan Am Building	59,969	59,964	6.17%		8/11/2016
Waterfront Plaza	100,000	100,000	6.37%		9/11/2016
Waterfront Plaza	11,000	11,000	6.37%		9/11/2016
Davies Pacific Center	94,209	94,075	5.86%		11/11/2016
Subtotal	395,679	397,492
Revolving line of credit (e)	24,447	8,947	1.25%		12/31/2013
Total	$420,126	$406,439

____________
(a)
The loan secured by the Pacific Business News Building has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of 11.98%.  The Company is currently in negotiations with the lender to restructure the loan.

(b)
The loan secured by the City Square property has matured and we have not repaid the principal balance.  The Company signed a forbearance agreement with the lender on October 15, 2010.  Under the forbearance agreement, the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to April 29, 2011.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

(c)
The loan secured by a pledge of the ownership interests in the entities owning the City Square property has matured and we have not repaid the principal balance.  As a result, interest is being incurred at the default rate of LIBOR + 7.35%.  The Company is currently in negotiations with the lender to restructure the loan. The Company had an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limited the LIBOR rate on this loan to 7.45%.  The interest rate cap expired on September 1, 2010, commensurate with the maturity date of the loan.

(d)	The terms of the Clifford Center loan provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee.

(e)
The revolving line of credit matures on December 31, 2013.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

The lenders’ collateral for notes payable, with the exception of the Clifford Center note payable, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases and rights under certain service agreements.  The lenders’ collateral for the Clifford Center note payable is the leasehold property as well as guarantees from affiliates of the Company.  The Operating Partnership has agreed to indemnify Messrs. Reynolds and Shidler to the extent of their guaranty liability. In management’s judgment, it would be remote for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

At December 31, 2009, the Operating Partnership was subject to a $0.5 million recourse commitment that it provided on behalf of POP San Diego I joint venture in connection with certain of that joint venture’s mortgage loans. The contractual provisions of these mortgage loans provide for the full release of this recourse commitment upon the satisfaction of certain conditions within our control. These conditions were satisfied by management during the year ended December 31, 2010, and will therefore result in the immediate and full release of the Operating Partnership from this recourse commitment.  As such, we have not recorded this as a liability because the probability for recourse is remote.

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding December 31, 2010 are as follows (in thousands and includes scheduled principal paydowns):

2011 (1)	$67,771
2012	157
2013	24,615
2014	179
2015	189
Thereafter	328,825
Total	$421,736

_______________
(1) Includes (i) loans that matured in 2010 and remained unpaid as of December 31, 2010 and (ii) the loan secured by Clifford Center, as to which we have the option to extend the maturity date to August 15, 2014 and intend to do so.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of December 31, 2010 and December 31, 2009, we had outstanding borrowings of $24.4 million and $8.9 million, respectively, under the FHB Credit Facility.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

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

On September 3, 2009, we entered into a Termination and Release Agreement (the “Termination Agreement”) with KeyBank National Association (“KeyBank”) terminating the Credit Agreement dated as of August 25, 2008 (the “KeyBank Credit Facility”).  In connection with the Termination Agreement, we paid to KeyBank on September 3, 2009 a total payoff amount of approximately $2.8 million, representing the total principal amount owed together with all accrued and unpaid contractual interest and fees, less a prorated amount of certain fees paid by us in connection with the origination of the KeyBank Credit Facility.  KeyBank has released all claims to the assets held as security for the KeyBank Credit Facility, and KeyBank and the Company have provided each other with a general release of all claims arising in connection with the KeyBank Credit Facility or any of the related loan documents.

10.      Unsecured Notes Payable to Related Parties

At December 31, 2010 and 2009, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued to fund certain capital improvements upon the completion of our formation transaction in 2008 and upon the exercise of an option granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

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

For the period from March 20, 2008 through December 31, 2010, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged pursuant to the Exchange Agreement.  At December 31, 2010 and 2009, $4.3 million and $2.6 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

11.      Commitments and Contingencies

Minimum Future Ground Rents

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

The Waterfront Plaza ground lease expires December 31, 2060. The annual rental obligation has fixed increases at 5-year intervals until it resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to the greater of (i) 8.0% of the fair market value of the land, and (ii) the ground rent payable for the prior period. For the periods succeeding December 31, 2035, we estimated the annual minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period.

Ground lease rent expense, including minimum rent and percentage rent, recorded during the years ended December 31, 2010 and 2009 was $4.7 million and $4.5 million, respectively.

The following table indicates our future minimum ground lease payments for the years succeeding December 31, 2010 (in thousands):

Year
2011	$2,440
2012	2,451
2013	2,463
2014	2,474
2015	2,486
Thereafter	213,317
Total future minimum ground lease payments	$225,631

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of December 31, 2010 and December 31, 2009, the liability in our consolidated balance sheets for conditional asset retirement obligations related to asbestos removal was $0.3 million for both periods. The accretion expense related to asbestos removal was $0.02 million for each of the years ended December 31, 2010 and 2009.

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

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of December 31, 2010 and December 31, 2009, the liability in our consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was $0.02 million for each of the years ended December 31, 2010 and December 31, 2009.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of December 31, 2010, this amount is projected to be $3.5 million, all of will be funded through reserves currently classified as restricted cash.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our committed capital expenditures.

The loan secured by our Sorrento Technology Center property requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.  Based on our current occupancy expectations for this property, we expect to be funding these letters of credit in 2011.

Tax Protection Arrangements

A sale of any of the Contributed Properties that would not provide continued tax deferral to Venture is contractually prohibited until March 2018, which is ten years after the closing of the transaction related to such properties.  In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions.  Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Operating Partnership units.

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

Forbearance of Default Interest and Penalties on Matured Indebtedness

On September 1, 2010, a non-recourse loan in the principal amount of $27.5 million (Senior Note) secured by our City Square property in Phoenix matured and we have not yet repaid this indebtedness.  We have entered into a forbearance agreement with the lender of the City Square Senior Note pursuant to which default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to April 29, 2011. We have not accrued the aggregate amount of these fees and interest at December 31, 2010 because we are currently in negotiations with the lender.

12.	Equity and Earnings per Share

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

Our Senior Common Stock ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Listed Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Listed Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Listed Common Stock based on the average of the trailing 30-day closing price of the Listed Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of December 31, 2010, we had a total of 2,417,867 shares of Senior Common Stock issued and outstanding for net proceeds of $21.5 million.

General Partnership Interest –

The Company’s general partnership interest in the Operating Partnership is denominated in a number of Common Units equal to the number of shares of our Listed Common Stock and Class B Common Stock outstanding.  Our general partnership interest includes the right to participate in distributions of the Operating Partnership to holders of Common Units in a percentage equal to the quotient obtained by dividing (a) the number of shares of our Listed Common Stock and Class B Common Stock outstanding by (b) the sum of shares of our Listed Common Stock and Class B Common Stock outstanding plus the number of shares of our Listed Common Stock for which the outstanding Common Units of the Operating Partnership may be redeemed.  We also hold a number of Senior Common Units corresponding to the number of shares of Senior Common Stock outstanding, which entitle us to receive distributions from the Operating Partnership in an amount per Senior Common Unit equal to the per share dividend payable to holders of our Senior Common Stock.

Non-controlling Interests –

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.32% of the Common Units outstanding as of December 31, 2010.  On August 4, 2010, our Operating Partnership redeemed 198,263 Common Units with a book value of $0.6 million for consideration of $0.9 million. The resulting difference of $0.3 million was recorded as an adjustment to additional paid-in capital and cumulative deficit in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, the redemption of a non-controlling interest that does not result in a change in control is considered to be an equity transaction with no gain or loss recorded on the redemption. During the year ended December 31, 2010, no Preferred Units were redeemed or issued. As of December 31, 2010, 46,698,532 shares of our Listed Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2010, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

On December 30, 2009, we amended certain provisions of the partnership agreement of the Operating Partnership (the “Partnership Agreement”) relating to the redemption rights of the Common Units and Preferred Units.  The Common Units issued upon the completion of our formation transactions on March 19, 2008 were reclassified as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of Listed Common Stock or a new class of Common Units, designated Class C Common Units, which have no redemption rights, as elected by a majority of our independent directors.  All other outstanding Common Units were reclassified as Class A Common Units, which are redeemable by the holders on a one-for-one basis for shares of Listed Common Stock or cash, as elected by a majority of our independent directors.  If converted, the Preferred Units will convert into Class B Common Units.  Furthermore, the Preferred Unit put option was modified by eliminating the various alternative currencies possible upon exercise of the put and permitting only the issuance of new preferred units in settlement of an exercised put.  The modification of the terms of the Preferred Units was more than inconsequential and therefore triggered a revaluation of the Preferred Units to their fair value on the modification date.  As a result of the amendments to the Partnership Agreement, the Non-Controlling Interests attributable to the Common Units and Preferred Units were reclassified from mezzanine equity to permanent equity on the consolidated balance sheet.  Simultaneously, the excess of market value over carrying value for the Preferred Units was booked as a fair value adjustment of Preferred Units on the consolidated statement of operations.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Listed Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Listed Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of December 31, 2010, that share of Proportionate Voting Preferred Stock represented 88.0% of our voting power.  In connection with the internalization of our management, our Advisor sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of December 31, 2010, Venture owned 46,173,693 shares of our Listed Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 90.6% and 91.5% of the total economic interest and voting power, respectively, in the Company.

Loss per Share -

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.43% and 78.57%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share/unit (in thousands, except share and per share amounts):

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31,
	2010	2009

Net loss attributable to common
stockholders - basic and diluted (1)	$(17,246)	$(15,613)

Weighted average number of common shares	3,878,349	3,259,013
Potentially dilutive common shares (2)	—	—
Weighted average number of common
shares/units outstanding — basic and diluted	3,878,349	3,259,013
Net loss per common share — basic and diluted	$(4.45)	$(4.79)

_________________________

(1)
For each of the years ended December 31, 2010 and 2009, net loss attributable to common stockholders includes $2.3 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations.

(2)
Approximately 47,615 non-vested restricted stock units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 435,740 shares of Senior Common Stock, for the year ended December 31, 2010 were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Approximately 52,630 non-vested restricted stock units and 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units for the year ended December 31, 2009 were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” section of this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock, respectively.

Dividends and Distributions

Our board of directors authorized a cash distribution of $0.05 per Common Unit and a cash dividend of $0.05 per share of our Listed Common Stock and Class B Common Stock for each quarter of fiscal year 2009 and each of the first three quarters of fiscal year 2010.  These dividends and distributions were paid on the 15th day of the month following the end of each quarter to holders of record as of the final day of such quarter.  For the fourth quarter of 2010, our board of directors authorized a cash distribution of $0.011 per Common Unit and a cash dividend of $0.011 per share of our Listed Common Stock and Class B Common Stock, which were paid on January 17, 2011 to holders of record as of December 31, 2010.  In addition, we paid 2% distributions, or $1.25 per unit, to the holder of the Preferred Units for each quarter of fiscal years 2009 and 2010 on or about the 15th day of the month following the end of each such quarter.  We relied upon borrowings under our revolving line of credit to pay a portion of these dividends and distributions.

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through March 31, 2011, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2010, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million, which were paid on January 17, 2011.

Dividends declared on the Listed Common Stock, Class B Common Stock and Senior Common Stock are included in retained deficit in the accompanying consolidated balance sheets. Distributions on Common Units and Preferred Units are included in non-controlling interests in the accompanying consolidated balance sheets.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

13.      Related Party Transactions

Throughout 2010 and 2009 we were externally advised by our Advisor, an entity that was owned and controlled by Mr. Shidler and certain of our executive officers and related parties. Pursuant to our Advisory Agreement, our Advisor was entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum.  Although we were responsible for all direct expenses incurred by us for certain services for which we were the primary service obligee, our Advisor bore the cost and was not reimbursed by us for any expenses incurred by it in the course of performing operational advisory services for us, which expenses included, but were not limited to, salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies.  The corporate management fee was subject to reduction of up to $750,000 based upon the amounts of the direct costs that we bore. Additionally, our Advisor and its affiliates were entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, leasing fees consistent with the prevailing market as well as property transaction fees in an amount equal to 1% of the contract price of any acquired or disposed property; however, such property management fees, leasing fees, and property transaction fees were required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The Advisor was also entitled to certain fees related to any placement of debt or equity that we undertook, including (i) 0.50% of the total amount of co-investment equity capital procured, (ii) 0.50% of the total gross offering proceeds including, but not limited to, the issuance or placement of equity securities and the issuance of Operating Partnership units, and (iii) 0.50% of the principal amount of any new indebtedness related to properties that we wholly own, and on properties owned in a joint venture with co-investment partners or entity-level financings, as well as on amounts available on our credit facilities and on the principal amount of indebtedness we may issue.

Effective as of February 1, 2011 we internalized our management by terminating the Advisory Agreement and acquiring all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000.  The Advisor waived the internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses.

During the years ended December 31, 2010 and 2009, we incurred $0.8 million, net, respectively, in corporate management fees attributable to the Advisor which have been included in general and administrative expenses in the accompanying consolidated statements of operations.  Other than as indicated below, no other amounts were incurred under the Advisory Agreement during the years ended December 31, 2010 and 2009. Included in accounts payable and other liabilities in our consolidated balance sheets at December 31, 2009 was $1.1 million, respectively, of amounts payable to related parties which primarily consist of rental revenues received by us subsequent to the date of the consummation of our formation transactions, but that related to the Contributed Properties prior to the date of the consummation of our formation transactions.  During the year ended December 31, 2010, we settled the balance payable to the related parties for $1.2 million.

We paid amounts to our Advisor and its related parties for services provided relating to property management, leasing, property transactions and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31, 2010	For the year ended December 31, 2009
Property management fees
to affiliates of Advisor (1)	$3,096	$3,327
Leasing commissions (2)	260	342
Corporate management fees to Advisor	750	750
Interest	2,122	1,835
Construction management fees
and other (3)	168	82
Total	$6,396	$6,336

___________

(1)	Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.

(2)	Leasing commissions are capitalized as deferred leasing costs and are amortized over the life of the related lease.

(3)	Debt placement fees for the FHB credit facility of $0.1 million are included in the amounts paid for the year ended December 31, 2010.

We lease commercial office space to affiliated entities. The rents from these leases totaled $0.7 million each for the years ended December 31, 2010 and 2009.

In connection with our Senior Common Stock offering, we paid dealer manager commissions to an affiliate of the Advisor, Priority Capital Group.  The commissions paid to Priority Capital Group, which were calculated as a base of 2% of the gross proceeds from sales of the Senior Common Stock, totaled approximately $0.5 million for the year ended December 31, 2010.

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

On September 2, 2009, as security for the FHB Credit Facility, Shidler LP pledged to the Lender (the “Shidler LP Pledge”) a certificate of deposit in the principal amount of $10.0 million (the “Certificate of Deposit”).  As a condition to the Shidler LP Pledge, our Operating Partnership and Shidler LP entered into an Indemnification Agreement, effective as of September 2, 2009 (the “Indemnification Agreement”), pursuant to which we agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the Shidler LP Pledge.  In addition, to the extent that all or any portion of the Certificate of Deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full to Shidler LP.  Pursuant to the Indemnification Agreement, we also agreed to pay to Shidler LP an annual fee of 2.0% of the entire principal amount of the Certificate of Deposit.  As of December 30, 2009, the amount of the security was increased to $15.0 million and subsequently further increased to $25.0 million on May 25, 2010.  See Note 9 for more discussion on the FHB Credit Facility.

On May 17, 2010, the Operating Partnership entered into an amendment to its indemnity agreement dated as of March 19, 2008 with James C. Reynolds.  Pursuant to the original agreement, the Operating Partnership agreed to indemnify Mr. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering the Contributed Properties.  Pursuant to the amendment, the Operating Partnership agreed to indemnify Mr. Reynolds with respect to guaranties provided by him with respect to indebtedness encumbering certain additional properties acquired after the completion of our formation transactions.  Mr. Reynolds is the beneficial owner of approximately 12% of our Listed Common Stock, and was a director and stockholder of our Advisor prior to our acquisition of our Advisor.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

On September 3, 2010, our Operating Partnership assumed, through the exercise of an option with our Advisor, all of the rights and obligations of our Advisor under two Sale, Purchase and Escrow Agreements, each dated as of August 12, 2010 and amended as of August 30, 2010, referred to collectively as the PSAs, pursuant to which we agreed to acquire the GRE portfolio, a portfolio of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California.  Upon the assumption of the PSAs, our Operating Partnership delivered $3.0 million into escrow to replace the deposits initially made by our Advisor pursuant to the PSAs, and our Advisor was refunded from escrow deposits in the amount of $3.0 million that it had previously funded.  Our Operating Partnership paid no other consideration to the Advisor in connection with the exercise of the option.

In addition, the City Square Mezzanine Note was secured, in part, by the posting of certain letters of credit by James C. Reynolds and Shidler LP in the aggregate amount of $3.7 million.  This loan has matured and we have not repaid the principal balance.  Accordingly, on October 20, 2010, the lender collected against these letters of credit, of which approximately $2.0 million was applied to the principal balance of this note.  Pursuant to an indemnity agreement entered into on March 19, 2008 in connection with our formation transactions, the Operating Partnership indemnified Mr. Reynolds and Shidler LP for their losses under the letters of credit.

At December 31, 2010 and December 31, 2009, $4.3 million and $2.6 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.  See Note 10 for a detailed discussion on these notes payable.

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

On June 19, 2009, the Company issued a restricted stock unit award representing 6,060 shares under the 2008 Directors’ Plan, which vested immediately upon issuance. On June 19, 2009, the Company also issued restricted stock units representing 52,630 shares under the 2008 Directors’ Plan, which awards vested on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $3.80, which was the Company’s closing stock price on June 19, 2009.  As of December 31, 2010, all of our share-based payments to directors in 2008 and 2009 have vested.

On June 16, 2010, the Company issued restricted stock units representing 47,615 shares under the 2008 Directors’ Plan, which awards vest on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $4.20, which was the Company’s closing stock price on June 16, 2010.

In connection with these grants, the Company recorded $0.2 million of stock-based compensation expense for the years ended December 31, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in the accompanying consolidated statement of operations.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

15.      Segment Reporting

We own and operate primarily institutional-quality office properties principally in selected long-term growth markets in southern California and Hawaii.  We aggregate our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.  We also have certain corporate level income and expenses related to our credit facility and legal, accounting, finance and management activities, which are not considered separate operating segments.

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the years ended December 31, 2010 and 2009 (in thousands):

	For the year ended December 31, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$30,049	$12,451	$15	$42,515
Tenant reimbursements	20,983	1,103	-	22,086
Parking	7,133	976	-	8,109
Other	128	30	199	357
Total revenue	58,293	14,560	214	73,067
Expenses:
Rental property operating	32,529	7,780	-	40,309
General and administrative	-	-	2,936	2,936
Depreciation and amortization	15,845	7,046	-	22,891
Interest	22,203	5,430	2,540	30,173
Loss on extinguishment of debt	-	-	-	-
Abandoned offering costs	-	-	6,684	6,684
Acquisition costs	-	-	7,874	7,874
Impairment on long-lived assets	2,024	38,260	-	40,284
Total expenses	72,601	58,516	20,034	151,151
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(14,308)	$(43,956)	$(19,820)	$(78,084)
Equity in net earnings of unconsolidated joint ventures				198
Net loss attributable to non-controlling interests				60,953
Dividends on Senior Common Stock				(313)
Net loss attributable to common stockholders				$(17,246)

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31, 2009
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$29,605	$12,842	$15	$42,462
Tenant reimbursements	20,510	1,152	—	21,662
Parking	7,165	985	—	8,150
Other	123	45	197	365
Total revenue	57,403	15,024	212	72,639
Expenses:
Rental property operating	31,659	7,821	—	39,480
General and administrative	—	—	2,649	2,649
Depreciation and amortization	19,667	7,573	—	27,240
Interest	21,196	3,367	2,488	27,051
Loss on extinguishment of debt	—	—	171	171
Total expenses	72,522	18,761	5,308	96,591
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(15,119)	$(3,737)	$(5,096)	$(23,952)
Equity in net earnings of unconsolidated joint ventures				313
Non-operating income				434
Fair value adjustment of Preferred Units				(58,645)
Net loss attributable to non-controlling interests				66,237
Net loss attributable to common stockholders				$(15,613)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of December 31, 2010 and December 31, 2009 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
Total assets:
December 31, 2010	$375,645	$73,351	$19,389	$468,385
December 31, 2009	$373,006	$124,463	$13,479	$510,948
Total goodwill:
December 31, 2010	$48,549	$-	$-	$48,549
December 31, 2009	$48,549	$13,470	$-	$62,019
Capital expenditures
For the year ended:
December 31, 2010	$9,797	$206	$-	$10,003
December 31, 2009	$5,700	$1,005	$-	$6,705

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

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

At December 31, 2010, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the Pacific Business News Building and City Square loans currently in default with a total carrying value of $64.4 million for which we cannot practically determine the fair value) were $355.7 million and $342.2 million, respectively.  At December 31, 2009, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $406.4 million and $375.2 million, respectively.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

17.           Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
	(In thousands, except common share information)
Total revenue	$18,344	$18,316	$18,473	$17,934
Net loss	$(60,429)	$(7,811)	$(4,990)	$(4,656)
Net loss attributable to common stockholders	$(13,145)	$(1,811)	$(1,182)	$(1,108)
Net loss per common share — basic and diluted	$(3.37)	$(0.46)	$(0.31)	$(0.29)
Weighted average number of common shares outstanding — basic and diluted	3,903,150	3,903,150	3,855,725	3,850,520

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
	(In thousands, except common share information)
Total revenue	$18,106	$17,744	$18,019	$18,770
Net loss	$(5,808)	$(6,104)	$(5,810)	$(5,483)
Net loss attributable to common stockholders	$(12,200)	$(1,241)	$(1,116)	$(1,056)
Net loss per common share — basic and diluted	$(3.17)	$(0.40)	$(0.37)	$(0.35)
Weighted average number of common shares outstanding — basic and diluted	3,850,520	3,112,888	3,034,122	3,031,125

18.      Subsequent Events

Effective as of February 1, 2011, we internalized our management by terminating the Advisory Agreement with our Advisor and acquiring all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000.  Upon the completion of the internalization transactions, our Advisor became a wholly owned subsidiary of our Operating Partnership.  We have elected to treat the Advisor as a taxable REIT subsidiary under the Code.

On February 22, 2011, the SEC declared effective Post-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-157128), removing from registration all shares of Senior Common Stock that were registered under such Registration Statement and that remained unsold following the termination of our continuous public offering of Senior Common Stock.

On March 24, 2011, our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 1, 2011 through June 30, 2011, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month will be aggregated and paid on or about the 15th day of the following month.

On March 28, 2011, we announced our engagement of Eastdil Secured LLC to assist in the potential recapitalization of certain of our Honolulu properties.

PACIFIC OFFICE PROPERTIES TRUST, INC.

SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
(dollars in thousands)

						Gross Amounts
						at Which Carried
			Initial Costs			at December 31, 2010
Office, Property Name	Location	Encumbrances	Land4	Bldg. and Imp.1,4	Costs Capitalized Subsequent to Acquisition	Land	Bldg. and Imp.1	Total	Accumulated Depreciation	Date Built2		Date Acquired	Depreciable LIfe (Years)
Clifford Center	Hawaii	$3,226	$50	$8,279	$980	$50	$9,258	$9,308	$1,560	1964		2008	5-39
Pacific Business News Building	Hawaii	11,601	4,593	5,257	1,597	4,652	6,795	11,447	1,281	1964		2008	5-39
Davies Pacific Center	Hawaii	95,000	15,587	83,181	3,943	15,587	87,122	102,709	9,880	1972		2008	3-34
Pan Am Building	Hawaii	60,000	17,700	52,027	1,546	17,700	53,572	71,272	6,443	1969		2008	4-42
City Square	Arizona	52,794	14,015	44,592	2,512	14,015	47,103	61,118	10,845	1961/’65/’71		2008	2-40
Sorrento Technology Center	California	11,669	5,872	7,711	35	5,872	7,746	13,618	1,301	1984		2008	5-35
First Insurance Center	Hawaii	52,000	10,588	43,482	1,480	10,588	44,966	55,554	4,020	1983		2008	5-41
Waterfront	Hawaii	111,000	—	63,068	15,921	—	78,616	78,616	15,231	1988/2006	3	2004	5-42
AZL Land	Arizona	—	56	—	—	56	—	56	—			2008
Total		$397,290	$68,461	$307,597	$28,014	$68,520	$335,178	$403,698	$50,561

1   Includes building and improvements; land improvements; tenant improvements, furniture, fixtures and equipment; and construction in progress.
2   Represents the year in which the property was first placed in service.
3   Year built/renovated.
4   Includes impairment charges recorded in 2010.

	For the year ended
	December 31, 2010	December 31, 2009

Real Estate Properties:
Balance, beginning of period	$418,980	$413,914
Additions and improvements	(13,207)	6,708
Impairment of real estate	(24,175)	-
Write-off of property	(2,075)	(1,642)
Balance, end of period	$403,698	$418,980
Accumulated depreciation:
Balance, beginning of period	$36,030	$21,257
Depreciation	15,525	15,861
Write-off of property	(994)	(1,088)
Balance, end of period	$50,561	$36,030