Form 10-Q
period 2011-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2011-05-16
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2011 there were issued and outstanding 3,903,050 shares of common stock listed on the NYSE Amex, par value $0.0001 per share (“Listed Common Stock”); 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,414,084 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Investments in real estate, net	$350,059	$353,137
Cash and cash equivalents	7,524	9,112
Restricted cash	10,817	9,851
Rents and other receivables, net	1,774	2,302
Deferred rents	6,185	6,332
Intangible assets, net	23,679	24,801
Acquired above-market leases, net	320	358
Other assets, net	3,578	5,141
Goodwill	48,549	48,549
Investments in unconsolidated joint ventures	8,516	8,802
Total assets	$461,001	$468,385

LIABILITIES AND EQUITY
Mortgage and other loans, net	$420,642	$420,126
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	30,780	31,816
Acquired below-market leases, net	7,457	7,918
Total liabilities	479,983	480,964

Commitments and contingencies

Equity:
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate
Voting Preferred Stock issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,179 for both periods)
40,000,000 shares authorized, 2,417,867 shares issued and outstanding at March 31, 2011 and December 31, 2010	21,525	21,525
Listed Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,903,050 shares issued and outstanding at
March 31, 2011 and December 31, 2010	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at March 31, 2011
and December 31, 2010	-	-
Additional paid-in capital	70	50
Cumulative deficit	(151,917)	(150,524)
Total stockholders' equity (deficit)	(130,137)	(128,764)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(16,113)	(11,083)
Total equity (deficit)	(18,982)	(12,579)
Total liabilities and equity	$461,001	$468,385

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2011	2010

Revenue:
Rental	$10,260	$10,409
Tenant reimbursements	5,332	5,408
Property management and other services	712	-
Parking	2,038	2,022
Other	580	95
Total revenue	18,922	17,934

Expenses:
Rental property operating	9,509	9,619
General and administrative	2,567	607
Depreciation and amortization	4,938	5,772
Interest	7,327	6,603
Abandoned offering costs	420	-
Acquisition costs	199	-
Total expenses	24,960	22,601

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(6,038)	(4,667)
Equity in net earnings of unconsolidated
joint ventures	96	11
Non-operating income	524	-
Net loss	(5,418)	(4,656)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	5,031	4,116
	4,463	3,548
Dividends on Senior Common Stock	(438)	-
Net loss attributable to common stockholders	$(1,393)	$(1,108)

Net loss per common share - basic and diluted	$(0.36)	$(0.29)

Weighted average number of common shares
outstanding - basic and diluted	3,903,150	3,850,520

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the three months ended March 31,
	2011	2010
Operating activities
Net loss	$(5,418)	$(4,656)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	4,938	5,772
Gain on internalization of the Advisor	(524)	-
Deferred rent	147	(9)
Deferred ground rents	521	523
Interest amortization	808	329
Share based compensation	20	50
Above- and below-market lease amortization, net	(423)	(511)
Equity in net earnings of unconsolidated joint ventures	(96)	(11)
Net operating distributions received from unconsolidated
joint ventures	-	60
Bad debt expense	177	91
Changes in operating assets and liabilities:
Restricted cash used for operating activities	(133)	510
Rents and other receivables	939	188
Other assets	1,340	(878)
Accounts payable and other liabilities	(1,204)	364
Net cash provided by operating activities	1,092	1,822
Investing activities
Improvement of real estate	(1,373)	(1,419)
Acquisition of Advisor, net of cash received	293	-
Capital distributions from unconsolidated joint ventures	382	496
Payment of leasing commissions	(312)	(256)
Increase in restricted cash used for capital expenditures	(833)	(72)
Net cash used in investing activities	(1,843)	(1,251)
Financing activities
Repayment of mortgage notes payable	(111)	(130)
Borrowings from revolving credit facility	553	3,100
Offering costs	-	(407)
Security deposits	(93)	(168)
Senior Common Stock dividends	(420)	-
Listed Common Stock dividends	(43)	(193)
Distributions to non-controlling interests - Preferred unitholders	(568)	(568)
Distributions to non-controlling interests - Common unitholders	(155)	(715)
Net cash (used in) provided by financing activities	(837)	919
Increase in cash and cash equivalents	(1,588)	1,490
Cash and cash equivalents at beginning of period	9,112	2,354
Cash and cash equivalents at end of period	$7,524	$3,844
Supplemental cash flow information
Interest paid	$5,645	$5,858

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Accrued dividends and distributions	$568	$-
Accrued capital expenditures	$(947)	914

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

During 2010, we were externally advised by Pacific Office Management, Inc., a Delaware corporation (the “Advisor” or “Pacific Office Management”), an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler. The Advisor was responsible for our day-to-day operation and management. Effective as of February 1, 2011, we acquired all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000 and internalized management.

Through our Operating Partnership, as of March 31, 2011, we owned eight office properties comprising approximately 2.4 million rentable square feet and interests (ranging from 5% to approximately 32%) in 16 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 2.4 million rentable square feet (the “Property Portfolio”).  As of March 31, 2011, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.  Our property statistics as of March 31, 2011, were as follows:

			Property
	Number of		Portfolio
	Properties	Buildings	Sq. Ft.
Wholly-owned properties (1)	8	11	2,358,749
Unconsolidated joint ventures properties	16	34	2,412,909
Total	24	45	4,771,658

________________________
(1)   Subsequent to March 31, 2011, we contributed our Pacific Business News Building and City Square properties into joint ventures with a third party.  See Note 17 for more information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The financial statements of the Company for all periods presented herein have not been audited by an independent registered public accounting firm.  Further, the interim results of operations for the aforementioned periods are not necessarily indicative of the results of operations that might be expected for a given fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The following are our actual and potential sources of liquidity in 2011, which we currently believe will be sufficient to fund our 2011 liquidity needs for the remainder of the year:

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend approximately $3.1 million in committed capital expenditures and leasing costs during the remainder of 2011.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

As of March 31, 2011, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $420.6 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $441.7 million, with a weighted average interest rate of 6.04% (utilizing default interest rates for the Pacific Business News Building and City Square Mezzanine Note), and a weighted average remaining term of 4.30 years.

We had $64.4 million in aggregate principal indebtedness that was matured and unpaid as of March 31, 2011.  On April 6, 2010, a non-recourse loan in the amount of $11.6 million secured by our Pacific Business News Building matured.  On April 7, 2010, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  On April 13, 2011, we contributed the Pacific Business News Building property into a joint venture with a third party and the joint venture repaid the debt at a discount.  On September 1, 2010, non-recourse loans in the amounts of $27.5 million (Senior Note secured by our City Square property in Phoenix) and $25.3 million (Mezzanine Note secured by a pledge of ownership interests in the entities owning the City Square property) also matured.  On May 2, 2011, we contributed the City Square property into a new joint venture with a third party.  The new joint venture repaid the Mezzanine Note at a discount and assumed the Senior Note in full.  The new joint venture is obligated to repay the Senior Note by June 15, 2011 and is currently in negotiations with new lenders to refinance the property.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

We record the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing policy is set forth in “Impairment of Long-Lived Assets”.

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  No impairment was identified for the three months ended March 31, 2011 or 2010.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value.  We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the three months ended March 31, 2011 or 2010.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in rental revenues was ($0.1) million and $0.01 million for the three months ended March 31, 2011 and 2010, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.9 million as of both March 31, 2011 and December 31, 2010.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Restricted Cash

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.  As of March 31, 2011 and December 31, 2010, we also had $1.5 million reserved to fund a letter of credit held by a lender for a loan in default.  Upon the May 2011 closing of the City Square joint venture with a third party and the joint venture’s repayment of the City Square Mezzanine Note at a discount, the funds used for the letter of credit were returned to us.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
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

Equity Offering Costs

Costs from potential equity offerings are reflected in other assets, net in the accompanying consolidated balance sheets and are reclassified as a reduction in additional paid-in capital if and when the offering is successfully completed.  Costs include legal, accounting, marketing and other professional fees associated with the offering.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet are expensed.  During the three months ended March 31, 2011, we expensed an additional $0.4 million of residual costs related to an unsuccessful public offering of Listed Common Stock.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”).  Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of listed common shares outstanding during each period.

Diluted EPS is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of listed common shares that would have been outstanding for the period, assuming the issuance of listed common shares for all potentially dilutive listed common shares outstanding during such period.

Segments

We own and operate office properties in the western United States.  We have concentrated on two long-term growth submarkets, Honolulu and the western United States mainland (in particular, southern California and the greater Phoenix metropolitan area).  We consider each of our properties to be an operating segment.  We aggregate the operating segments into two geographic segments on the basis of how the properties are managed and how our chief operating decision maker allocates resources and their similar economic characteristics.   See Note 15 for additional details.

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

Pursuant to the Code, we may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is treated as a corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. As of December 31, 2010, none of our subsidiaries had elected to be treated as a TRS. However, effective as of February 1, 2011, we internalized our management by acquiring all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000 payable in cash. We elected to treat this entity, Pacific Office Management, as a TRS for income tax purposes.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

3.	Investments in Real Estate, net

Our investments in real estate, net, at March 31, 2011, and at December 31, 2010, are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010

Land and land improvements	$69,040	$69,040
Building and building improvements	294,869	294,829
Tenant improvements	35,817	35,681
Construction in progress	2,797	2,757
Furniture, fixtures and equipment	1,396	1,391
Investments in real estate	403,919	403,698
Less: accumulated depreciation	(53,860)	(50,561)
Investments in real estate, net	$350,059	$353,137

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

4.           Intangible Assets and Acquired Above- and Below-Market Lease Liabilities

Our identifiable intangible assets and acquired above- and below-market leases, net at March 31, 2011, and at December 31, 2010, are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010

Acquired leasing commissions
Gross amount	$9,874	$9,596
Accumulated amortization	(5,834)	(5,528)
Net balance	$4,040	$4,068

Acquired leases in place
Gross amount	$15,690	$15,823
Accumulated amortization	(12,431)	(12,103)
Net balance	$3,259	$3,720

Acquired tenant relationship costs
Gross amount	$18,312	$18,312
Accumulated amortization	(7,466)	(6,899)
Net balance	$10,846	$11,413

Acquired other intangibles
Gross amount	$7,118	$7,139
Accumulated amortization	(1,584)	(1,539)
Net balance	$5,534	$5,600

Intangible assets, net	$23,679	$24,801

Acquired above-market leases
Gross amount	$2,164	$2,167
Accumulated amortization	(1,844)	(1,809)
Acquired above-market leases, net	$320	$358

Acquired below-market leases
Gross amount	$15,201	$15,245
Accumulated amortization	(7,744)	(7,327)
Acquired below-market leases, net	$7,457	$7,918

5.	Investment in Unconsolidated Joint Ventures

At March 31, 2011, we owned interests in seven joint ventures (including managing ownership interests in six of those seven), holding 16 office properties, comprised of 34 office buildings and approximately 2.4 million rentable square feet.  Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  In exchange for our managing ownership interest and related equity investment in these joint ventures, we are entitled to fees, preferential allocations of earnings and cash flows from each respective joint venture.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

At March 31, 2011 and December 31, 2010, the JV Basis Differential was approximately $1.0 million for both periods, and is included in investments in unconsolidated joint ventures in our consolidated balance sheet.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Three months ended March 31,
	2011	2010
Revenues:
Rental	$10,560	$11,561
Other	2,621	2,250
Total revenues	13,181	13,811

Expenses:
Rental operating	5,329	5,468
Depreciation and amortization	5,708	5,998
Interest	4,475	5,631
Total expenses	15,512	17,097
Net loss	$(2,331)	$(3,286)

Equity in net earnings
of unconsolidated joint ventures (a)	$96	$11

	March 31, 2011	December 31, 2010
Investment in real estate, net	$378,693	$381,738
Other assets	61,285	65,064
Total assets	$439,978	$446,802

Mortgage and other loans	$365,307	$365,573
Other liabilities	17,733	20,073
Total liabilities	$383,040	$385,646

Investment in unconsolidated joint ventures	$8,516	$8,802

_________
(a)
The total earnings of all the respective joint ventures of the Company, for both periods presented, are in a loss position. However, the equity in net earnings of the joint ventures attributable to the Company is positive for both periods presented. This occurs because the Company’s effective ownership in the various joint ventures ranges from 5% to 32.2% and therefore only a portion of the losses of the joint ventures is attributable to the Company. In addition, the Company earns a priority return which in the case of most of the joint ventures exceeds the attributable losses, resulting in net earnings attributable to the Company.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

6.   Other Assets, net

  Other assets, net consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred loan fees, net of accumulated amortization of $2.0 million and $1.7 million at March 31, 2011 and December 31, 2010, respectively	$1,562	$1,846
Prepaid expenses	2,016	1,305
Acquisition deposits	-	1,990
Total other assets, net	$3,578	$5,141

7.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts payable	$1,753	$1,150
Interest payable	7,956	6,675
Deferred revenue	1,441	1,690
Security deposits	2,517	2,618
Deferred straight-line ground rent	9,228	8,708
Accrued expenses	7,233	10,334
Asset retirement obligations	652	641
Total accounts payable and other liabilities	$30,780	$31,816

8.           Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount or premium, at March 31, 2011 and December 31, 2010 is as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Outstanding Principal Balance, Net at
Property	March 31, 2011	December 31, 2010	Interest Rate		Maturity Date
Pacific Business News Building	$11,601	$11,601	6.98	% (a)	4/6/2010 (a)
City Square	27,500	27,500	5.58%		9/1/2010 (b)
City Square	25,293	25,294	LIBOR + 2.35% (c)		9/1/2010 (c)
Clifford Center	3,154	3,226	6.00%		8/15/2011(d)
First Insurance Center	37,556	37,533	5.74%		1/1/2016
First Insurance Center	13,834	13,826	5.40%		1/6/2016
Sorrento Technology Center	11,491	11,521	5.75%		1/11/2016
Pan Am Building	59,970	59,969	6.17%		8/11/2016
Waterfront Plaza	100,000	100,000	6.37%		9/11/2016
Waterfront Plaza	11,000	11,000	6.37%		9/11/2016
Davies Pacific Center	94,243	94,209	5.86%		11/11/2016
Subtotal	395,642	395,679
Revolving line of credit (e)	25,000	24,447	1.25%		12/31/2013
Total	$420,642	$420,126

____________
(a)
The loan secured by the Pacific Business News Building had matured and we had not repaid the principal balance as of March 31, 2011.  As a result, interest was being incurred at the default rate of 11.98%.  Subsequent to March 31, 2011, the property was contributed into a joint venture with a third party and the joint venture repaid the loan at a discount.

(b)
The loan secured by the City Square property had matured and we had not repaid the principal balance as of March 31, 2011.  The Company signed a forbearance agreement with the lender on October 15, 2010.  Under the forbearance agreement, the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to April 29, 2011.  Subsequent to March 31, 2011, the property was contributed into a joint venture with a third party that assumed the loan in full and the loan’s maturity date was extended through June 15, 2011.

(c)
The loan secured by a pledge of the ownership interests in the entities owning the City Square property had matured and we had not repaid the principal balance as of March 31, 2011.  As a result, interest was being incurred at the default rate of LIBOR + 7.35%. The Company had an interest rate cap on this loan for the notional amount of $28.5 million, which effectively limited the LIBOR rate on this loan to 7.45%.  The interest rate cap expired on September 1, 2010, commensurate with the maturity date of the loan.  Subsequent to March 31, 2011, the property was contributed into a joint venture with a third party and the joint venture repaid the loan at a discount.

(d)	The terms of the Clifford Center loan provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee. We expect to exercise this option.

(e)
The revolving line of credit matures on December 31, 2013.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

The lenders’ collateral for notes payable, with the exception of the Clifford Center note payable, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases, rights under certain service agreements, and letters of credit posted by certain related parties of the Company.  The lenders’ collateral for the Clifford Center note payable is the leasehold property as well as guarantees from affiliates of the Company.  The Operating Partnership has agreed to indemnify these affiliates (Mr. Shidler and James C. Reynolds) to the extent of their guaranty liability.  In management’s judgment, it would be a remote possibility for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding March 31, 2011 are as follows (in thousands and includes scheduled principal paydowns):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

2011 (1) (2)	$67,660
2012	157
2013	25,168
2014	179
2015	189
Thereafter	328,825
Total	$422,178

_______________

(1)
Includes (i) loans that matured in 2010 and remained unpaid as of March 31, 2011 and (ii) the loan secured by Clifford Center, as to which we have the option to extend the maturity date to August 15, 2014 and intend to do so.

(2)
Subsequent to March 31, 2011, the City Square and Pacific Business News Building loans representing $64.4 million of the 2011 amount were assumed and/or repaid by the new joint ventures entered into with a third party into which these properties were contributed.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of March 31, 2011 and December 31, 2010, we had outstanding borrowings of $25.0 million and $24.4 million, respectively, under the FHB Credit Facility.

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

9.	Unsecured Notes Payable to Related Parties

At March 31, 2011 and December 31, 2010, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, to fund certain capital improvements upon the completion of our formation transactions and upon the exercise of options granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

For the period from March 20, 2008 through March 31, 2011, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged in 2009.  At March 31, 2011 and December 31, 2010, $4.7 million and $4.3 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of March 31, 2011 and December 31, 2010, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million for both periods.  The accretion expense for the three months ended March 31, 2011 and 2010 was not significant.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of March 31, 2011 and December 31, 2010, the liability in our consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three months ended March 31, 2011 and 2010, respectively.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of March 31, 2011, this amount is projected to be $3.2 million.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our committed capital expenditures.

The loan secured by our Sorrento Technology Center property requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.  Based on our current occupancy expectations for this property, we expect to be funding these letters of credit in the second quarter of 2011.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

Forbearance of Default Interest and Penalties on Matured Indebtedness

On September 1, 2010, a non-recourse loan in the principal amount of $27.5 million (Senior Note) secured by our City Square property in Phoenix matured and we had not yet repaid this indebtedness as of March 31, 2011.  We have entered into a forbearance agreement with the lender of the City Square Senior Note pursuant to which default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to April 29, 2011.  Subsequent to March 31, 2011, the City Square property was contributed into a joint venture with a third party, the default interest and penalties were waived and the loan’s maturity date was extended through June 15, 2011.

11.	Equity and Earnings per Share

Total Equity

The changes in total equity for the period from December 31, 2010 to March 31, 2011are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interests	Total

Balance at December 31, 2010	$(128,764)	$116,185	(12,579)
Net loss	(955)	(4,463)	(5,418)
Stock compensation	20	-	20
Dividends and distributions	(438)	(567)	(1,005)
Balance at March 31, 2011	$(130,137)	$111,155	$(18,982)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stockholders’ Equity (Deficit)

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

Our Senior Common Stock ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Listed Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Listed Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Listed Common Stock based on the average of the trailing 30-day closing price of the Listed Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of March 31, 2011 and December 31, 2010, we had a total of 2,417,867 shares of Senior Common Stock issued and outstanding for net proceeds of $21.5 million.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

General Partnership Interest

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.32% of the Common Units outstanding as of March 31, 2011.  On August 4, 2010, our Operating Partnership redeemed 198,263 Common Units with a book value of $0.6 million for consideration of $0.9 million. The resulting difference of $0.3 million was recorded as an adjustment to additional paid-in capital and cumulative deficit in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, the redemption of a non-controlling interest that does not result in a change in control is considered to be an equity transaction with no gain or loss recorded on the redemption. During the year ended December 31, 2010, no Preferred Units were redeemed or issued. As of March 31, 2011, 46,698,532 shares of our Listed Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2011, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million.  We anticipate continuing to accrue these distributions for the remainder of 2011.

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

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Listed Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Listed Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of March 31, 2011, that share of Proportionate Voting Preferred Stock represented 88.0% of our voting power.  In connection with the internalization of our management, our Advisor sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of March 31, 2011, Venture owned 46,173,693 shares of our Listed Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 77.8% and 91.5% of the total economic interest and voting power, respectively, in the Company.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Loss per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares of Listed Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of shares of Listed Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Listed Common Stock for all potentially dilutive shares of Listed Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.68% and 78.32%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share/unit (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2011	2010

Net loss attributable to common stockholders - basic and diluted (1)	$(1,393)	$(1,108)

Weighted average number of common shares	3,903,150	3,850,520
Potentially dilutive common shares (2)	—	—
Weighted average number of common shares outstanding — basic and diluted	3,903,150	3,850,520
Net loss per common share — basic and diluted	$(0.36)	$(0.29)

______________

(1)
For the three months ended March 31, 2011 and March 31, 2010, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders each, respectively, which is included in non-controlling interests in the consolidated statements of operations.

(2)
38,092 non-vested restricted stock units, 14,101,004 shares of Listed Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 2,417,867 shares of Senior Common Stock, for the three months ended March 31, 2011, and 52,630 non-vested restricted stock units, 14,299,267 shares of Listed Common Stock which may be issued upon redemption of Common Units and 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units for the three months ended March 31, 2010, were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  Refer to “Non-Controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For the fourth quarter of 2010, our board of directors authorized a cash distribution of $0.011 per Common Unit and a cash dividend of $0.011 per share of our Listed Common Stock and Class B Common Stock, which was paid on January 17, 2011 to holders of record as of December 31, 2010.  In addition, we paid 2% distributions, or $1.25 per unit, to the holder of the Preferred Units for the quarter ended December 31, 2010 on January 17, 2011.  We relied upon borrowings under our revolving line of credit to pay a portion of these dividends and distributions.

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

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2011, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million, which we do not anticipate to pay in 2011.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Dividends declared on the Listed Common Stock, Class B Common Stock and Senior Common Stock are included in retained deficit in the accompanying consolidated balance sheets. Distributions on Common Units and Preferred Units are included in non-controlling interests in the accompanying consolidated balance sheets.

12.	Internalization of the Advisor

Throughout 2010 and January 2011, we were externally advised by our Advisor, an entity that was owned and controlled by Mr. Shidler and certain of our executive officers and related parties. Pursuant to our Advisory Agreement, our Advisor was entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum.  Although we were responsible for all direct expenses incurred by us for certain services for which we were the primary service obligee, our Advisor bore the cost and was not reimbursed by us for any expenses incurred by it in the course of performing operational advisory services for us, which expenses included, but were not limited to, salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies.  The corporate management fee was subject to reduction of up to $750,000 based upon the amounts of the direct costs that we bore. Additionally, our Advisor and its affiliates were entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, leasing fees consistent with the prevailing market as well as property transaction fees in an amount equal to 1% of the contract price of any acquired or disposed property; however, such property management fees, leasing fees, and property transaction fees were required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

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

Prior to the internalization, we paid amounts to our Advisor relating to property management, leasing, property transactions and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

	For the three months ended March 31,
	2011	2010
Property management fees
to affiliates of Advisor (1)	$223	$767
Corporate management fees to Advisor	63	188
Leasing commissions (2)	-	228
Construction management fees and other	3	12
Total	$289	$1,195

________________________

(1)
Property management fees are calculated as a percentage of the rental cash receipts collected by the properties under management (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.

(2)	Leasing commissions are capitalized as deferred leasing costs and are amortized over the life of the related lease.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Prior to internalization, our Advisor leased space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.2 million for the three months ended March 31, 2010 and $0.1 million for the one month ended January 31, 2011.

The purchase price of $25,000 for our Advisor was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The $0.5 million gain is reflected as non-operating income in the consolidated income statement for the three months ended March 31, 2011.  The gain calculation is preliminary and may be subject to change as we finalize our purchase accounting.

Since February 1, 2011, we recognized the following revenues (net of intercompany eliminations) and expenses due to the internalization of the Advisor (in thousands).

Revenues:
Property management and other services	$712
Other	46
Total revenues	$758

Expenses:
General and administrative	$1,814
Total expenses	$1,814

Below is the pro forma information that reflects the specified line items of our consolidated financial statements assuming that the purchase of our Advisor had been completed as of January 1, 2010 (in thousands, except per share amounts).

	For the three months ended March 31,
	2011	2010

Pro forma revenues	$19,127	$18,613
Pro forma net loss attributable to common stockholders	$(1,470)	$(1,399)
Pro forma loss per share	$(0.38)	$(0.36)

13.	Related Party Transactions

On September 2, 2009, as security for the FHB Credit Facility, Shidler LP pledged to the Lender (the “Shidler LP Pledge”) a certificate of deposit in the principal amount of $10.0 million (the “Certificate of Deposit”).  As a condition to the Shidler LP Pledge, our Operating Partnership and Shidler LP entered into an Indemnification Agreement, effective as of September 2, 2009 (the “Indemnification Agreement”), pursuant to which we agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the Shidler LP Pledge.  In addition, to the extent that all or any portion of the Certificate of Deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full to Shidler LP.  Pursuant to the Indemnification Agreement, we also agreed to pay to Shidler LP an annual fee of 2.0% of the entire principal amount of the Certificate of Deposit.  As of December 30, 2009, the amount of the security was increased to $15.0 million and subsequently further increased to $25.0 million on May 25, 2010.  During the three months ended March 31, 2011 and 2010, we paid $0.6 million and $0.5 million, respectively, to Shidler LP for the annual fee. See Note 8 for more discussion on the FHB Credit Facility.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

    At March 31, 2011 and December 31, 2010, $4.7 million and $4.3 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these notes payable.

At March 31, 2011, we have $0.2 million of amounts receivable from related parties included in rents and other receivables on our consolidated balance sheets, which primarily consist of unpaid property management fees and lease commission fees from our joint ventures.  These amounts are a direct result of the internalization of the Advisor.  See Note 12 for additional discussion of transactions with our Advisor.

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

On June 19, 2009, the Company issued restricted stock units representing 52,630 shares under the 2008 Directors’ Plan, which awards vested on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $3.80, which was the Company’s closing stock price on June 19, 2009.  As of March 31, 2011, all of our share-based payments to directors in 2009 have vested.

On June 16, 2010, the Company issued restricted stock units representing 47,615 shares under the 2008 Directors’ Plan, which awards vest on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $4.20, which was the Company’s closing stock price on June 16, 2010.  On March 4, 2011, Thomas R. Hislop resigned from the Company’s Board of Directors.  Upon resignation, he forfeited 9,523 shares of unvested restricted stock units that were granted in 2010.  Accordingly, the Company reversed the stock compensation expense recognized related to these forfeited shares.

In connection with these grants, the Company recorded $20 thousand and $50 thousand, respectively, of stock-based compensation expense for the three months ended March 31, 2011 and 2010. These amounts are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three months ended March 31, 2011 and 2010 (in thousands):

	For the three months ended March 31, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,384	$2,872	$4	$10,260
Tenant reimbursements	5,125	207	-	5,332
Property management and other services	-	-	712	712
Parking	1,796	242	-	2,038
Other	572	7	1	580
Total revenue	14,877	3,328	717	18,922
Expenses:
Rental property operating	7,883	1,626	-	9,509
General and administrative	-	-	2,567	2,567
Depreciation and amortization	3,723	1,215	-	4,938
Interest	5,355	1,303	669	7,327
Loss on extinguishment of debt	-	-	-	-
Abandoned offering costs	-	-	420	420
Acquisition costs	-	-	199	199
Impairment on long-lived assets	-	-	-	-
Total expenses	16,961	4,144	3,855	24,960
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(2,084)	$(816)	$(3,138)	$(6,038)
Equity in net earnings of unconsolidated joint ventures				96
Net loss attributable to non-controlling interests				4,463
Non-operating income				524
Dividends on Senior Common Stock				(438)
Net loss attributable to common stockholders				$(1,393)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of March 31, 2011 and December 31, 2010 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
Total assets:
March 31, 2011	$373,684	$72,745	$14,572	$461,001
December 31, 2010	$375,645	$73,351	$19,389	$468,385
Total goodwill:
March 31, 2011	$48,549	$-	$-	$48,549
December 31, 2010	$48,549	$-	$-	$48,549
Capital expenditures
For the period ended:
March 31, 2011	$508	$7	$-	$515
March 31, 2010	$2,303	$30	$-	$2,333

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

16.	Fair Value of Financial Instruments

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

At March 31, 2011, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the Pacific Business News Building and City Square loans in default at that date with a total carrying value of $64.4 million for which we could not practically determine the fair value) were $356.2 million and $341.2 million, respectively.  At December 31, 2010, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the Pacific Business News Building and City Square loans in default at that date with a total carrying value of $64.4 million for which we could not practically determine the fair value) were $355.7 million and $342.2 million, respectively.

17.	Subsequent Events

On April 13, 2011, we contributed our Pacific Business News Building property to a newly-formed joint venture with Angelo Gordon & Co. (“Angelo Gordon”).  The joint venture paid off at a discount the loan secured by the property, which had matured in April 2010.

On April 19, 2011, the Company received notice from the NYSE Amex LLC (the “Exchange”), indicating that the Company is not in compliance with the Exchange’s continued listing standards, specifically, (i) Section 1003(a)(i) of the Exchange’s Company Guide (the “Company Guide”), because the Company has total equity of less than $2.0 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years, and (ii) Section 1003(a)(ii) of the Company Guide, because the Company has total equity of less than $4.0 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years.

On May 2, 2011, we contributed our City Square property to a newly-formed joint venture with Angelo Gordon.  The joint venture paid off at a discount the mezzanine loan and assumed the senior loan encumbering the City Square property, each of which had matured in September 2010.  The lender also extended the maturity date of the senior loan to June 15, 2011.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview –

We are a self-administered and self-managed REIT that owns and operates primarily institutional-quality office properties principally in selected long-term growth markets in southern California and Hawaii. As of March 31, 2011, we owned eight office properties comprising approximately 2.3 million rentable square feet. At that date, we also owned interests (ranging from 5% to approximately 32%) in 16 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 2.4 million rentable square feet.  Following the contribution of our City Square and Pacific Business News Building properties to joint ventures in the second quarter of 2011, we currently own six office properties comprising approximately 1.5 million rentable square feet.  We also own interests (ranging from 5% to approximately 32%) in 18 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 3.3 million rentable square feet.

During 2010 and January 2011, we were externally advised by Pacific Office Management, Inc., referred to as our Advisor, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler.  The Advisor was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000 and internalized management.

Pacific Office Properties Trust, Inc.

We were formed in 2008 as a continuation of The Shidler Group’s successful 30-year history of operations in the western United States and Hawaii. Our formation was accomplished through a reverse merger into a publicly traded REIT, Arizona Land Income Corporation, whose common stock was listed and traded on the American Stock Exchange. Concurrent with the merger, we changed our name to Pacific Office Properties Trust, Inc. and reincorporated in the State of Maryland.

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

Property Portfolio –

As of March 31, 2011, we owned 24 office properties, including the interests in our joint venture properties, comprising approximately 4.8 million rentable square feet in 45 buildings.  The following table presents an overview of our Property Portfolio, based on information as of March 31, 2011:

Pacific Office Properties Trust, Inc.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.(1)	OWNERSHIP	RENT(2)(3)
Wholly-Owned Properties

Waterfront Plaza
500 Ala Moana Blvd.	1	554,695	100.0%	$18,941,664
Honolulu, HI 96813

Davies Pacific Center
841 Bishop Street	1	375,021	100.0%	10,017,018
Honolulu, HI 96813

Pan Am Building
1600 Kapiolani Blvd.	1	225,847	100.0%	6,757,288
Honolulu, HI 96814

First Insurance Center
1100 Ward Avenue	1	215,527	100.0%	7,434,773
Honolulu, HI 96814

Pacific Business News Building (4)
1833 Kalakaua Avenue	1	96,310	100.0%	1,997,729
Honolulu, HI 96815

Clifford Center
810 Richards Street	1	77,655	100.0%	1,780,721
Honolulu, HI 96813

Sorrento Technology Center
10140 Barnes Canyon Rd.	2	63,363	100.0%	676,381
10180 Barnes Canyon Rd.
San Diego, CA 92121

City Square (4)
3800 N. Central Ave.	3	750,331	100.0%	10,909,429
3838 N. Central Ave.
4000 N. Central Ave.
Phoenix, AZ 85012

Total Wholly-Owned Properties	11	2,358,749		$58,515,003

Pacific Office Properties Trust, Inc.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT. (1)	OWNERSHIP	RENT(2)(3)
Joint Venture Properties

Torrey Hills Corp. Center
11250 El Camino Real	1	23,478	32.2%	$111,153
San Diego, CA 92130

Palomar Heights Plaza
5860 Owens Avenue	3	45,538	32.2%	744,855
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008

Palomar Heights Corp. Center
5857 Owens Avenue	1	67,862	32.2%	1,245,530
Carlsbad, CA 92008

Scripps Ranch Bus. Park
9775 Business Park Ave.	2	48,146	32.2%	607,871
10021 Willow Creek Rd.
San Diego, CA 92131

Via Frontera Bus. Park
10965 Via Frontera Dr.	2	75,651	10.0%	702,271
10993 Via Frontera Dr.
San Diego, CA 92127

Poway Flex
13550 Stowe Drive	1	111,258	10.0%	1,457,920
Poway, CA 92064

Carlsbad Corp. Center.
1950 Camino Vida Roble	1	120,483	10.0%	2,437,250
Carlsbad, CA 92008

Pacific Office Properties Trust, Inc.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT. (1)	OWNERSHIP	RENT(2)(3)

Savi Tech Center
22705 Savi Ranch Pkwy.	4	371,098	10.0%	$7,364,904
22715 Savi Ranch Pkwy.
22725 Savi Ranch Pkwy.
22745 Savi Ranch Pkwy.
Yorba Linda, CA 92887

Yorba Linda Bus. Park
22833 La Palma Ave.	5	164,121	10.0%	1,453,483
22343 La Palma Ave.
22345 La Palma Ave.
22347 La Palma Ave.
22349 La Palma Ave.
Yorba Linda, CA 92887

South Coast Exec. Center
1503 South Coast Dr.	1	60,798	10.0%	854,046
Costa Mesa, CA 92626

Gateway Corp. Center
1370 Valley Vista Dr.	1	85,048	10.0%	1,940,641
Diamond Bar, CA 91765

Black Canyon Corp. Ctr.
16404 N. Black Canyon Hwy.	1	218,694	17.5%	3,050,244
Phoenix, AZ 85053

Bank of Hawaii Waikiki Center
2155 Kalakaua Avenue	1	152,288	17.5%	7,461,626
Honolulu, HI 96815

Seville Plaza
5469 Kearny Villa Rd.	3	139,336	7.5%	2,302,523
5471 Kearny Villa Rd.
5473 Kearny Villa Rd.
San Diego, CA 92123

U.S. Bank Center
101 North First Ave.	2	372,606	7.5%	6,356,780
21 West Van Buren St.
Phoenix, AZ 85003

Seaview Corporate Center	5	356,504	5.0%	10,032,338
10180 Telesis Court
10190 Telesis Court
10182 Telesis Court
10188 Telesis Court
San Diego, CA 92121

Total Joint Venture Properties	34	2,412,909		$48,123,435

Pacific Office Properties Trust, Inc.

____________

(1) Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.
(2)  Annualized rent represents the monthly contractual rent under commenced leases as of March 31, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing March 2011 actual expense reimbursement billings. Total abatements committed to as of March 31, 2011 for the 12 months ending March 31, 2012 were approximately $0.8 million for our wholly-owned properties and $2.8 million for our joint venture properties.

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

(4) Subsequent to March 31, 2011, we have contributed this property into a newly formed joint venture and will deconsolidate the property in the quarter ended June 30, 2011.

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

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.  We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Overview –

As of March 31, 2011, the Property Portfolio (including our consolidated and joint venture properties) was 81.7% leased to a total of 727 tenants. Approximately 10.3% of our Property Portfolio leased square footage was scheduled to expire during the remainder of 2011 and another 13.3% of our Property Portfolio leased square footage was scheduled to expire during 2012. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years.

As of March 31, 2011, our consolidated Honolulu portfolio was 86.9% leased, with approximately 193,200 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 87.0% leased, with approximately 19,800 square feet available.

As of March 31, 2011, our consolidated Phoenix portfolio was 71.0% leased, with approximately 213,700 square feet available. Our Phoenix portfolio attributable to our unconsolidated joint ventures was 73.8% leased, with approximately 154,700 square feet available.

As of March 31, 2011, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 40.2% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 82.0% leased, with approximately 177,800 square feet available.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010 (in thousands)

	2011	2010	$ Change	% Change

Revenue:
Rental	$10,260	$10,409	$(149)	(1.4%)
Tenant reimbursements	5,332	5,408	(76)	(1.4%)
Property management and other services	712	-	712	100.0%
Parking	2,038	2,022	16	0.8%
Other	580	95	485	510.5%
Total revenue	18,922	17,934	988	5.5%

Expenses:
Rental property operating	9,509	9,619	(110)	(1.1%)
General and administrative	2,567	607	1,960	322.9%
Depreciation and amortization	4,938	5,772	(834)	(14.4%)
Interest	7,327	6,603	724	11.0%
Abandoned offering costs	420	-	420	100.0%
Acquisition costs	199	-	199	100.0%
Total expenses	24,960	22,601	2,359	10.4%

Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	(6,038)	(4,667)	(1,371)	(29.4%)
Equity in net earnings of unconsolidated
joint ventures	96	11	85	772.7%
Non-operating income	524	-	524	100.0%
Net loss	$(5,418)	$(4,656)	$(762)	(16.4%)

Revenues

Rental Revenue. Rental revenue decreased by $0.1 million, or 1.4%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease is primarily due to the reduction in the average occupancy at Davies Pacific Center ($0.2 million), Pan Am Building ($0.1 million) and City Square ($0.1 million).  In addition, we had a large tenant move out on December 31, 2010 at our Sorrento Technology Center campus ($0.2 million) and we have not yet re-leased the space.  The decrease was offset by increased rental income at our Waterfront Plaza property in Hawaii ($0.5 million).

Tenant Reimbursements. Tenant reimbursements decreased by $0.1 million, or 1.4%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decrease is primarily due to the reduction in reimbursement revenue (due to reduced occupancy) from Davies Pacific Center and Sorrento Technology Center.  The decrease was partially offset by an increase in reimbursement revenue from Waterfront Plaza.

Pacific Office Properties Trust, Inc.

Property Management and Other Services. We internalized management by acquiring our Advisor effective as of February 1, 2011.  As a result, we began recognizing revenue related to property management and other services from our joint venture properties and other properties owned by related parties.  We did not receive this revenue in the prior year.

Parking Revenue. Parking revenue remained relatively constant for both periods presented.

Other Revenue. Other revenue increased by $0.5 million, or 510.5%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase is due to a $0.5 million termination fee received from a tenant who signed a lease termination agreement at our Davies Pacific Center property during the three months ended March 31, 2011.

Expenses

Rental Property Operating Expenses. Rental property operating expenses decreased by $0.1 million, or 1.1%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease is primarily attributable to a reduction in property management fees that are no longer paid to the Advisor as of February 1, 2011 ($0.4 million was eliminated in consolidation since internalization).  The decrease was offset by higher electricity costs at Waterfront Plaza ($0.2 million), which was a result of increased occupancy.  In addition, we increased our bad debt expense reserves by $0.1 million at Waterfront Plaza.

General and Administrative Expense. General and administrative expense increased by $2.0 million, or 322.9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is primarily attributable to the internalization of management effective as of February 1, 2011.   We now employ our executive officers and other employees and are also responsible for all costs previously incurred by the Advisor in the management of our Company.  The increase is partially offset by a $0.1 million reduction in the advisory fee incurred in the current year period as compared to the prior year period.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $0.8 million, or 14.4%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease is primarily attributable to the expiration of useful lives of certain intangible assets acquired pursuant to our formation transactions in 2008.  We expect the amortization expense related to intangible assets acquired pursuant to our formation transactions in 2008 to continue to decrease as their useful lives expire.

Interest Expense. Interest expense increased by $0.7 million, or 11.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase is primarily attributable to default interest and forbearance fee amortization incurred on our Pacific Business News Building loan, with a principal balance of $11.6 million, since April 7, 2010, and on our City Square mezzanine loan, with an aggregate principal balance of $25.3 million, since September 7, 2010 in connection with our failure to repay the loans at maturity.  In addition, we incurred additional interest expense on our credit facility due to a higher outstanding balance during the current year period.

Abandoned Offering Costs. We incurred $0.4 million in abandoned offering costs for the three months ended March 31, 2011 in connection with an unsuccessful public offering of Listed Common Stock.

Acquisition Costs. We incurred $0.2 million in acquisition costs for the three months ended March 31, 2011 in connection with the terminated acquisition of the GRE portfolio, a portfolio of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures increased by $0.1 million, or 772.7%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This is primarily due to a favorable adjustment to the fair market value of an interest rate swap of our Seaview joint venture in the current year period.

Pacific Office Properties Trust, Inc.

Non-operating income

We recognized non-operating income of $0.5 million during the three months ended March 31, 2011 on the internalization of our Advisor.  The purchase price of $25,000 for our Advisor was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The gain calculation is preliminary and may be subject to change as we finalize our purchase accounting.  We did not recognize any comparable income during the three months ended March 31, 2010.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A of this Quarterly Report on Form 10-Q.

Pacific Office Properties Trust, Inc.

Unrestricted and restricted cash on hand

As of March 31, 2011, we had $7.5 million in unrestricted cash and cash equivalents.  In addition, we had restricted cash balances of $10.8 million.  A summary of our restricted cash reserves is as follows.

Tax, insurance and other working capital reserves	$3,257
Leasing and capital expenditure reserves	2,476
Ground lease reserves	1,055
Collateral accounts	2,519
Reserve for letter of credit	1,510
$10,817

The leasing and capital expenditure, tax, insurance and other working capital reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loans. These restricted cash accounts are expected to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for existing and prospective tenants, (2) non-recurring discretionary capital expenditures, (3) payments for properties subject to ground leases and (4) property taxes and insurance.  The collateral accounts are held by our lenders under our other obligations.  During December 2010, we funded a letter of credit for our City Square Mezzanine Note in return for a forbearance agreement with the lender.  Upon the May 2011 closing of the City Square joint venture with a third party and the joint venture’s repayment of the City Square Mezzanine Note at a discount, the funds used for the letter of credit were returned to us.

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

Contribution of existing wholly-owned assets to joint ventures

We are currently partners with third parties in nine joint ventures, including two newly-formed joint ventures into which we contributed our Pacific Business News Building and City Square properties in the second quarter of 2011. In the near term or longer term, we may seek to raise capital by contributing additional wholly-owned assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Asset dispositions

In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but our ability to do so on acceptable terms or at all is highly uncertain.  Moreover, a sale of any of the properties contributed by POP Venture, LLC, or Venture, in connection with our formation transactions in March 2008 (specifically, our Waterfront Plaza, Davies Pacific Center, Pan Am Building, First Insurance Center, Pacific Business News Building, Clifford Center, Sorrento Technology Center, City Square and Seville Plaza properties) that would not provide continued tax deferral to Venture is contractually prohibited for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we will be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

Pacific Office Properties Trust, Inc.

Proceeds from additional secured or unsecured debt financings

As of March 31, 2011, we have $25.0 million of outstanding borrowings on our unsecured credit facility.  We currently do not have any arrangements for future unsecured financings and believe that it will be challenging to obtain any significant unsecured financings in the near term.  In addition, all of our consolidated properties are currently encumbered and thus, we do not anticipate procuring any additional secured debt financings.

Actual and Potential Uses of Liquidity

The following are the projected uses, and some of the potential uses, of our cash for the remainder of 2011. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend approximately $3.2 million in committed capital expenditures and leasing costs for the remainder of 2011.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

Pacific Office Properties Trust, Inc.

Debt maturities and financing costs

As of March 31, 2011, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $420.6 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $441.7 million, with a weighted average interest rate of 6.04% (utilizing default interest rates for the Pacific Business News Building and City Square Mezzanine Note) and a weighted average remaining term of 4.30 years.  See “—Indebtedness” below for additional information with respect to our consolidated debt.

The loan secured by our Sorrento Technology Center property requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.  Based on the current occupancy of this property, we expect to fund these letters of credit in the second quarter of 2011.

We had $64.4 million in aggregate principal indebtedness that was matured and unpaid as of March 31, 2011.  On April 6, 2010, a non-recourse loan in the amount of $11.6 million secured by our Pacific Business News Building matured.  On April 7, 2010, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  On April 13, 2011, we contributed the Pacific Business News Building property into a joint venture with a third party and the joint venture repaid the debt at a discount.  On September 1, 2010, non-recourse loans in the amounts of $27.5 million (Senior Note secured by our City Square property in Phoenix) and $25.3 million (Mezzanine Note secured by a pledge of ownership interests in the entities owning the City Square property) also matured.  On May 2, 2011, we contributed the City Square property into a new joint venture with a third party.  The new joint venture repaid the Mezzanine Note at a discount and assumed the Senior Note in full.  The new joint venture is obligated to repay the Senior Note by June 15, 2011 and is currently in negotiations with new lenders to refinance the property.

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

Pacific Office Properties Trust, Inc.

Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors.  Our actual results of operations will be affected by a number of factors, including any impact on the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A of this Quarterly Report on Form 10-Q.

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

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT.   At March 31, 2011, the cumulative unpaid distributions attributable to Preferred Units were $0.6 million, which we do not anticipate to pay in 2011.

Cash Flows -

Net cash provided by operating activities for the Company for the three months ended March 31, 2011 was $1.1 million compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 2010.  The decrease in operating cash flows was primarily due to the payment of expenses related to our unsuccessful offering of Listed Common Stock that were accrued for in the fourth quarter of 2010. The decrease was partially offset by a refund of a deposit of $2.0 million related to our unsuccessful acquisition of the GRE portfolio and a $0.7 million reimbursement of a tenant improvement we funded for a large tenant at Waterfront Plaza in the prior year.

Net cash used in investing activities by the Company for the three months ended March 31, 2011 was $1.8 million compared to $1.3 million for the three months ended March 31, 2010. The increase in cash used was primarily attributable to our restricted cash used for capital expenditures which decreased by $0.8 million compared to the prior year period.   This increase was partially offset by cash assumed upon the internalization of the Advisor of $0.3 million during the three months ended March 31, 2011, with no similar activity in the prior year period.

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2011 compared to net cash provided by financing activities of $0.9 million during the three months ended March 31, 2010.  The primary reason for the decrease is that we have drawn the full $25.0 million available to us on our revolving credit facility.  In the prior year, we had a $3.1 million draw on our revolving credit facility during the first three months of 2010, compared to a draw of $0.3 million in the current year period.  We are also in a cash preservation mode and reduced our distributions and dividends paid to the holders of our Listed Common Stock and Class B Common Stock and to the holders of Common Units of our Operating Partnership in the first three months of 2011 with respect to the fourth quarter of 2010, compared to the prior year period.

Indebtedness

Mortgage and Other Loans -

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of March 31, 2011. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

Pacific Office Properties Trust, Inc.

PROPERTY	AMOUNT	INTEREST RATE	MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Pacific Business News Building (1)	$ 11,601	11.98%	4/6/2010	(1)
City Square (Senior) (2)	27,500	5.58%	9/1/2010	(2)
City Square (Mezannine) (3)	25,293	LIBOR + 7.35%	9/1/2010	(3)
Clifford Center (4)	3,154	6.00%	8/15/2011	3,032	(5)
First Insurance Center	38,000	5.74%	1/1/2016	38,000	(6)
First Insurance Center	14,000	5.40%	1/6/2016	14,000	(7)
Sorrento Technology Center (8)	11,630	5.75% (9)	1/11/2016 (9)	10,825	(10)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(11)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(12)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(13)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(14)
Subtotal	$ 397,178
Revolving line of credit (15)	25,000	1.25%	12/31/2013	25,000
Outstanding principal balance	$ 422,178
Less: Unamortized discount, net	(1,536)
Net	$ 420,642

______________________

(1)
The loan secured by the Pacific Business News Building had matured and we had not repaid the principal balance as of March 31, 2011.  As a result, interest was being incurred at the default rate of 11.98%.  Subsequent to March 31, 2011, this property was contributed to a joint venture with a third party and the joint venture repaid the loan at a discount.  For additional information, see “Liquidity and Capital Resources” above.

(2)
The loan secured by the City Square property had matured and we had not repaid the principal balance as of March 31, 2011.  We entered into a forbearance agreement with the lender pursuant to which the default interest of 5% in excess of the stated rate and late charge penalties in the amount of approximately $1.9 million will be forgiven if the loan is repaid in full prior to April 29, 2011.  Subsequent to March 31, 2011, this property was contributed to a joint venture with a third party.  The joint venture assumed this loan in full and the maturity date was extended to June 15, 2011.  For additional information, see “Liquidity and Capital Resources” above.

(3)
The loan secured by a pledge of the ownership interests in the entities owning the City Square property had matured and we had not repaid the principal balance as of March 31, 2011.  As a result, interest was being incurred at the default rate of LIBOR + 7.35%.  Subsequent to March 31, 2011, this property was contributed to a joint venture with a third party and the joint venture repaid the loan at a discount.

(4)
Requires monthly principal and interest payments of $39.8 thousand. The initial maturity date is August 15, 2011.  We have the option to extend the maturity date to August 15, 2014 for a nominal fee.  We expect to exercise this option.

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
(8)
Requires monthly principal and interest payments in the amount of $69 thousand.  The loan also requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.  We expect to fund these letters of credit in the second quarter of 2011.

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

Pacific Office Properties Trust, Inc.

Our variable rate debt, as reflected in the above schedule and in Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q, bore interest at a rate based on 30-day LIBOR, which was 0.24% at March 31, 2011, plus a spread.  Our variable rate debt at March 31, 2011 had an initial term that matured in September 2010.  Subsequent to March 31, 2011, our City Square property was contributed to a joint venture with a third party and the joint venture repaid the loan at a discount.

As of March 31, 2011, our ratio of total consolidated debt to total market capitalization was approximately 76.7%. Our total market capitalization of $575.7 million includes our total consolidated debt of $441.7 million, the market value of our Listed Common Stock and equivalents outstanding of $109.8 million (based on the closing price of our Listed Common Stock of $2.17 per share on the NYSE Amex on March 31, 2011) and the market value of our outstanding Senior Common Stock of $24.2 million (based on its $10.00 per share offering price).

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of March 31, 2011 and December 31, 2010, we had outstanding borrowings of $25.0 million and $24.4 million, respectively, under the FHB Credit Facility.

As security for the FHB Credit Facility, as amended, Shidler LP, a Hawaii limited partnership controlled by Mr. Shidler, has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $25.0 million principal amount of the certificate of deposit.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes -

At March 31, 2011 and December 31, 2010, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, to fund certain capital improvements upon the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

Pacific Office Properties Trust, Inc.

For the period from March 20, 2008 through March 31, 2011, interest payments on the outstanding unsecured notes payable to related parties have been deferred.  At March 31, 2011 and December 31, 2010, $4.7 million and $4.3 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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

Our Status as a REIT -

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

In connection with our formation transactions, we received a representation from our predecessor, Arizona Land Income Corporation, or AZL,that it qualified as a REIT under the provisions of the Code. However, during 2009 we became aware that, prior to the consummation of our formation transactions, AZL historically invested excess cash from time to time in money market funds that, in turn, were invested exclusively or primarily in short-term federal government securities. Additionally, during 2009 we became aware that AZL made two investments in local government obligations. Our predecessor, AZL, with no objection from outside advisors, treated these investments as qualifying assets for purposes of the 75% asset test. However, if these investments were not qualifying assets for purposes of the 75% asset test, then AZL would not have satisfied the REIT asset tests for certain quarters, in part, because they would have exceeded 5% of the gross value of AZL’s assets. If these investments resulted in AZL’s noncompliance with the REIT asset tests, however, we and our predecessor, AZL, would retain qualification as a REIT pursuant to certain mitigation provisions of the Code, which provide that so long as any noncompliance was due to reasonable cause and not due to willful neglect, and certain other requirements are met, qualification as a REIT may be retained but a penalty tax would be owed. Any potential noncompliance with the asset tests would be due to reasonable cause and not due to willful neglect so long as we exercised ordinary business care and prudence in attempting to satisfy such tests. Based on our review of the circumstances surrounding the investments, we believe that we exercised ordinary business care and prudence in attempting to satisfy the REIT asset tests, including the 5% asset test, and accordingly, that any noncompliance was due to reasonable cause and not due to willful neglect. Additionally, we believe that we have complied with the other requirements of the mitigation provisions of the Code with respect to such potential noncompliance with the asset tests (and have paid the appropriate penalty tax), and, therefore, our qualification, and that of our predecessor, AZL, as a REIT should not be affected. The IRS is not bound by our determination, however, and no assurance can be provided that the IRS will not assert that AZL failed to comply with the REIT asset tests as a result of the money market fund investments and the local government securities investments and that such failures were not due to reasonable cause. If the IRS were to successfully challenge this position, then it could determine that we and AZL failed to qualify as a REIT in one or more of our taxable years.

Pacific Office Properties Trust, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the risk factors set forth below which updates risk factors provided therein.  In addition to the other information set forth in this report, you should carefully consider these risk factors, which could materially affect our business, financial condition and results of operations.

Pacific Office Properties Trust, Inc.

We may be unable to refinance, extend or repay our substantial indebtedness at maturity, including indebtedness of our unconsolidated joint venture properties that is matured and unpaid.

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

As of March 31, 2011, our unconsolidated joint venture properties had, in the aggregate, approximately $96.5 million of debt scheduled to mature in 2011 (all of which has since matured and remains unpaid), and an additional $177.5 million of debt maturing in 2012.  In addition, following the contribution of our City Square property to a newly formed joint venture with Angelo Gordon in May 2011, the joint venture assumed the $27.5 million senior loan encumbering that property and extended its maturity date to June 15, 2011.  If we or our joint venture partners are unable to service this debt, the lenders may foreclose on our joint venture properties or the joint ventures may have to deed properties back to the applicable lenders or otherwise dispose of properties, possibly on disadvantageous terms.  If any of our joint ventures deed properties back to the applicable lenders, we would be required to write off our investment in the applicable joint venture, which could have a material adverse effect on our business, financial condition or results of operations.  There can be no assurance that joint venture operations or contributions by us and/or our joint venture partners will be sufficient to repay these loans.

Unless we regain compliance with all applicable listing standards of the NYSE Amex, our Listed Common Stock could be suspended or delisted from the exchange, which may decrease the liquidity of our Listed Common Stock, make capital raising efforts more difficult and harm our financial condition and business.

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

On April 19, 2011, we received notice from the NYSE Amex indicating that we are not in compliance with the continued listing standards of the exchange, specifically, (i) Section 1003(a)(i) of the NYSE Amex Company Guide, because at December 31, 2010 we had total equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years, and (ii) Section 1003(a)(ii) of the Company Guide, because at December 31, 2010 we had total equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years.

The notification received from the NYSE Amex has had no current effect on the listing of our shares of Listed Common Stock on the exchange.  We intend to submit a plan to the exchange by May 19, 2012 pursuant to which we intend to establish compliance with the requirements of Sections 1003(a)(i) and (ii) of the Company Guide.  We must regain compliance no later than October 19, 2012.  Subject to the exchange’s acceptance of our plan, and our compliance with the exchange’s other continued listing standards, we expect that our shares of Listed Common Stock will remain listed on the NYSE Amex during the plan period.  There can be no assurance, however, that the exchange will accept our plan, that our plan will be successful or that we will be able to comply with the exchange’s other continued listing standards during the plan period.  If the exchange fails to accept our plan and initiates suspension or delisting procedures, we could appeal any such decision to the exchange, but there can be no assurance that any appeals by us to the exchange would be successful.  Any suspension or delisting could adversely affect the market price and the liquidity of our Listed Common Stock and negatively impact our financial condition and business.

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

10.1
Subscription Agreement, dated as of January 3, 2011, among Pacific Office Properties Trust, Inc. and the persons named therein (previously filed as Exhibit 10.50 to the Company’s Amendment No. 1 to Form S-11 filed January 3, 2011 (File No. 333-169729) and incorporated herein by reference).

10.2
Exchange Agreement, dated as of January 3, 2011, among Pacific Office Properties, L.P. and the persons named therein (previously filed as Exhibit 10.51 to the Company’s Amendment No. 1 to Form S-11 filed January 3, 2011 (File No. 333-169729) and incorporated herein by reference).

10.3
Amended and Restated Stock Purchase, Representation, Warranty and Indemnity Agreement, dated as of February 17, 2011, among Pacific Office Properties, L.P., Jay H. Shidler, JRI Equities II, LLC, MJR Equities, LLC, Lawrence J. Taff and James C. Reynolds. (Filed herewith.)

10.4
Amended and Restated Agreement to Terminate Advisory Agreement, dated as of February 17, 2011, among Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and Pacific Office Management, Inc. (Filed herewith.)

10.5
Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011, among Pacific Office Properties Trust, Inc., Pacific Office Management, Inc. and Pacific Office Holding, Inc. (Filed herewith.)

10.6
Master Amendment to Certain Contribution Agreements, dated as of January 3, 2011, between Pacific Office Properties, L.P. and POP Venture, LLC. (previously filed as Exhibit 10.55 to the Company’s Amendment No. 1 to Form S-11 filed January 3, 2011 (File No. 333-169729) and incorporated herein by reference).

Pacific Office Properties Trust, Inc.

10.7
Agreement and General Release, effective as of February 8, 2011, between Pacific Office Management, Inc., Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and James R. Wolford. (Filed herewith.)

10.8
Amended and Restated Employment Agreement, effective as of February 1, 2011, between Pacific Office Management, Inc., Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and James R. Ingebritsen. (Filed herewith.)

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date: May 16, 2011	By:	/s/ James R. Ingebritsen
James R. Ingebritsen
Chief Executive Officer

By:	/s/ Michael C. Burer
Michael C. Burer
Chief Financial Officer