Form 10-Q
period 2011-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2011-08-15
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12 2011 there were issued and outstanding 3,941,142 shares of common stock listed on the NYSE Amex, par value $0.0001 per share (“Listed Common Stock”); 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Investments in real estate, net	$285,214	$353,137
Cash and cash equivalents	4,849	9,112
Restricted cash	5,558	9,851
Rents and other receivables, net	2,335	2,302
Deferred rents	4,755	6,332
Intangible assets, net	14,730	24,801
Acquired above-market leases, net	254	358
Other assets, net	3,071	5,141
Goodwill	48,549	48,549
Investments in unconsolidated joint ventures	8,049	8,802
Total assets	$377,364	$468,385
LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$356,225	$420,126
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	26,002	31,816
Acquired below-market leases, net	5,542	7,918
Total liabilities	408,873	480,964
Commitments and contingencies (Note 10)
Equity:
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,140 and $24,179 for June 30, 2011 and December 31, 2010 respectively) 40,000,000 shares authorized, 2,414,085 and 2,417,867 shares issued and outstanding at June 30, 2011 and December 31, 2010	21,491	21,525
Listed Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 and 3,903,050 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	110	50
Cumulative deficit	(154,639)	(150,524)
Total stockholders' equity (deficit)	$(132,853)	$(128,764)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(25,924)	(11,083)
Total equity (deficit)	$(31,509)	$(12,579)
Total liabilities and equity (deficit)	$377,364	$468,385

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	June 30,
	2011	2010
Revenue:
Rental	$8,344	$10,336
Tenant reimbursements	4,899	6,010
Property management and other services	1,521	—
Parking	1,758	2,046
Other	312	81
Total revenue	$16,834	$18,473
Expenses:
Rental property operating	$8,429	$10,098
General and administrative	3,067	797
Depreciation and amortization	4,146	5,757
Interest	6,402	6,844
Acquisition costs	68	—
Impairment on long-lived assets	14,784	—
Total expenses	$36,896	$23,496
Loss before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non-operating income	$(20,062)	$(5,023)
Gain on forgiveness of debt	10,045	—
Equity in net earnings (loss) of unconsolidated joint ventures	(1,490)	33
Non-operating income	(17)	—
Net loss	$(11,524)	$(4,990)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(565)
Common unitholders in the Operating Partnership	9,811	4,377
	$9,243	$3,812
Dividends on Senior Common Stock	(438)	(4)
Net loss attributable to common stockholders	$(2,719)	$(1,182)
Net loss per common share - basic and diluted	$(0.70)	$(0.31)

Weighted average number of common shares outstanding - basic and diluted	3,909,429	3,855,725

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the six months ended
	June 30,
	2011	2010
Revenue:
Rental	$18,604	$20,745
Tenant reimbursements	10,231	11,418
Property management and other services	2,233	—
Parking	3,796	4,068
Other	892	176
Total revenue	$35,756	$36,407
Expenses:
Rental property operating	$17,938	$19,717
General and administrative	5,634	1,404
Depreciation and amortization	9,084	11,529
Interest	13,729	13,447
Abandoned offering costs	420	—
Acquisition costs	267	—
Impairment on long-lived assets	14,784	—
Total expenses	$61,856	$46,097
Loss before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non-operating income	$(26,100)	$(9,690)
Gain on forgiveness of debt	10,045	—
Equity in net earnings (loss) of unconsolidated joint ventures	(1,394)	44
Non-operating income	507	—
Net loss	$(16,942)	$(9,646)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,136)	(1,136)
Common unitholders in the Operating Partnership	14,842	8,496
	$13,706	$7,360
Dividends on Senior Common Stock	(875)	(4)
Net loss attributable to common stockholders	$(4,111)	$(2,290)
Net loss per common share - basic and diluted	$(1.05)	$(0.59)

Weighted average number of common shares outstanding - basic and diluted	3,906,307	3,853,137

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the six months ended
	June 30,
	2011	2010
Operating activities
Net loss	$(16,942)	$(9,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,084	11,529
Impairment on long-lived assets	14,784	—
Gain on forgiveness of debt	(10,045)	—
Gain on internalization of the Advisor	(507)	—
Deferred rent	174	—
Deferred ground rents	1,041	—
Interest amortization	1,475	671
Share based compensation	60	100
Above- and below-market lease amortization, net	(730)	(1,028)
Equity in net earnings (loss) of unconsolidated joint ventures	1,394	(44)
Net operating distributions received from unconsolidated joint ventures	—	119
Bad debt expense	166	249
Changes in operating assets and liabilities:
Restricted cash used for operating activities	4,017	(252)
Rents and other receivables	(197)	(362)
Other assets	1,590	(940)
Accounts payable and other liabilities	(2,895)	1,095
Net cash provided by operating activities	$2,469	$1,491
Investing activities
Improvement of real estate	$(2,336)	$(4,625)
Investment in unconsolidated joint ventures	(2,375)	—
Acquisition of Advisor, net of cash received	293	—
Capital distributions from unconsolidated joint ventures	940	938
Capital contributions to unconsolidated joint ventures	(125)	—
Payment of leasing commissions	(450)	(798)
Interim financing provided to unconsolidated joint venture	(600)	—
Increase in restricted cash used for capital expenditures	872	533
Net cash used in investing activities	$(3,781)	$(3,952)
Financing activities
Repayment of mortgage notes payable	$(208)	$(248)
Borrowings from revolving credit facility	553	7,400
Proceeds from sale of Senior Common Stock, net	—	594
Senior Common Stock repurchase	(34)	—
Financing costs	(1,558)	—
Offering costs	—	(687)
Security deposits	(78)	(142)
Senior Common Stock dividends	(860)	(1)
Listed Common Stock dividends	(43)	(398)
Distributions to non-controlling interests - Preferred unitholders	(568)	(1,136)
Distributions to non-controlling interests - Common unitholders	(155)	(1,430)
Net cash (used in) provided by financing activities	$(2,951)	$3,952
Increase in cash and cash equivalents	(4,263)	1,491
Cash and cash equivalents at beginning of period	9,112	2,354
Cash and cash equivalents at end of period	$4,849	$3,845
Supplemental cash flow information
Interest paid	$10,570	$12,112
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued dividends and distributions	$1,136	$—
Accrued capital expenditures	$(1,018)	$864

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

Through our Operating Partnership, as of June 30, 2011, we owned six office properties comprising approximately 1.5 million rentable square feet and interests (ranging from 5% to approximately 32%) in 18 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 3.3 million rentable square feet (the “Property Portfolio”).  As of June 30, 2011, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.  Our property statistics as of June 30, 2011, were as follows:

	Number of Properties	Buildings	Property Portfolio Sq. Ft.
Wholly-owned properties	6	7	1,510,840
Unconsolidated joint ventures properties	18	38	3,251,989
Total	24	45	4,762,829

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us.  In March 2011, we engaged Eastdil Secured to assist in the potential recapitalization of the Hawaii-based portfolio, which could include the contribution of existing wholly-owned assets to joint ventures or asset dispositions. In the second quarter of 2011, we contributed two wholly-owned properties, our Pacific Business News Building and City Square properties, to newly-formed joint ventures with Angelo Gordon & Co.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of June 30, 2011, we expect to spend approximately $2.8 million in committed capital expenditures and leasing costs during the remainder of 2011.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

As of June 30, 2011, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $356.2 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $377.3 million, with a weighted average interest rate of 5.99% (utilizing default interest rates for the Sorrento Technology Center loan), and a weighted average remaining term of 4.63 years.

We have $11.6 million in aggregate principal indebtedness secured by our Sorrento Technology Center property that is in default as of June 30, 2011.  On June 6, 2011, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  We are currently in negotiations with the lender to modify the terms of the loan.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  During the quarter ended June 30, 2011, we defaulted on our loan secured by the Sorrento Technology Center property. As a result of our default, our intent and ability to hold the asset long-term was adversely impacted. Based on this event, we concluded the carrying value of the asset may not be fully recoverable and recorded non-cash asset impairment charges of $3.3 million during the quarter ended June 30, 2011. In addition, as previously mentioned, we contributed our Pacific Business News Building and City Square properties into joint ventures with a third party based on fair values below the current carrying values. As a result, we recorded additional non-cash asset impairment charges of $5.1 million and $6.4 million, respectively. No impairment was identified for the three and six months ended June 30, 2010.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value, which is less than the carrying value of an investment, is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value.  During a periodic impairment review, we noted uncertainty surrounding debt that matured in May 2011 secured by our US Bank property and as a result, we recorded a non-cash impairment charge of approximately $1.4 million during the three months ended June 30, 2011 to write off our investment in the unconsolidated joint venture that owns our US Bank property. The charge is included in “equity from earnings of unconsolidated joint ventures” on the consolidated statement of operations. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the three or six months ended June 30, 2010.

Goodwill

We record the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level.  All of our consolidated properties in Hawaii are considered one reporting unit due to similar geographic and economic characteristics. Our goodwill of $48.5 million was allocated to the Hawaii reporting unit at the time of our formation transactions in 2008. The reporting unit’s fair value is calculated as the discounted future cash flows based on management’s best estimate of the applicable capitalization and discount rates. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. An impairment is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment.  Factors that may cause an impairment in goodwill include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions or decreased cash flow from our properties.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in rental revenues was ($0.03) million and $0.62 million for the three months ended June 30, 2011 and 2010, respectively.  The straight line rent adjustment

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

included in rental revenues was ($0.20) million and $0.63 million for the six months ended June 30, 2011 and 2010, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.5 million and $0.9 million as of June 30, 2011 and December 31, 2010, respectively.

Notes Receivable

Notes receivable are recorded and carried at the amount stipulated per the loan agreement. In May 2011, we agreed to provide short-term financing in the total amount of $1.5 million to one of our unconsolidated joint ventures. We funded $0.6 million of this amount during the second quarter of 2011. This loan bears interest at the annual rate of 12%, compounded annually, and matures in November 2011. The joint venture is currently under contract to sell one of the properties included in the portfolio and it has informed us that it intends to repay us with the proceeds of the sale. The note receivable and related interest of 12% per annum are included in "Rents and other receivables, net" in the accompanying consolidated balance sheets.
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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Equity Offering Costs

Costs from potential equity offerings are reflected in other assets, net in the accompanying consolidated balance sheets and are reclassified as a reduction in additional paid-in capital if and when the offering is successfully completed.  Costs include legal, accounting, marketing and other professional fees associated with the offering.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet are expensed.  During the six months ended June 30, 2011, we expensed an additional $0.4 million of costs related to an unsuccessful public offering of Listed Common Stock.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

3.     Investments in Real Estate, net

Our investments in real estate, net, at June 30, 2011 (unaudited), and at December 31, 2010, are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land and land improvements	$48,877	$69,040
Building and building improvements	249,030	294,829
Tenant improvements	28,091	35,681
Construction in progress	1,514	2,757
Furniture, fixtures and equipment	1,354	1,391
Investments in real estate	328,866	403,698
Less: accumulated depreciation	(43,652)	(50,561)
Investments in real estate, net	$285,214	$353,137

4.           Intangible Assets and Acquired Above- and Below-Market Lease Liabilities

Our identifiable intangible assets and acquired above- and below-market leases, net at June 30, 2011 (unaudited), and at December 31, 2010, are summarized as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	June 30, 2011	December 31, 2010
Acquired leasing commissions
Gross amount	$7,077	$9,596
Accumulated amortization	(4,044)	(5,528)
Net balance	$3,033	$4,068

Acquired leases in place
Gross amount	$10,910	$15,823
Accumulated amortization	(8,733)	(12,103)
Net balance	$2,177	$3,720

Acquired tenant relationship costs
Gross amount	$12,844	$18,312
Accumulated amortization	(5,446)	(6,899)
Net balance	$7,398	$11,413

Acquired other intangibles
Gross amount	$3,170	$7,139
Accumulated amortization	(1,048)	(1,539)
Net balance	$2,122	$5,600

Intangible assets, net	$14,730	$24,801

Acquired above-market leases
Gross amount	$2,018	$2,167
Accumulated amortization	(1,764)	(1,809)
Acquired above-market leases, net	$254	$358

Acquired below-market leases
Gross amount	$9,278	$15,245
Accumulated amortization	(3,736)	(7,327)
Acquired below-market leases, net	$5,542	$7,918

5.    Investment in Unconsolidated Joint Ventures

At June 30, 2011, we owned interests in nine joint ventures (including managing ownership interests in six of those nine, holding 18 office properties, comprised of 38 office buildings and approximately 3.3 million rentable square feet.  Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  In exchange for our equity investment in these joint ventures, we are entitled to fees, preferential allocations of earnings and cash flows from each respective joint venture.

At June 30, 2011 and December 31, 2010, the JV Basis Differential was approximately $0.2 million and $1.0 million, respectively, and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. During the six months ended June 30, 2011, we recognized approximately $0.9 million of amortization expense attributable to the JV Basis Differential (all except an insignificant amount is related to the write-off of the JV Basis Differential in US Bank), which is included in equity in net earnings of unconsolidated joint ventures in our consolidated statement of operations.
During the second quarter of 2011, we identified impairment indicators that are other than temporary, and as such, we do not believe we will be able to recover our 7.5% equity interest in the unconsolidated joint venture that owns our US Bank property. We determined that there was uncertainty surrounding debt secured by our US Bank property due to its maturity in May 2011. Accordingly, we recorded a non-cash impairment charge of approximately $1.4 million during the three months ended June 30, 2011. This non-cash impairment charge is presented in “equity in net earnings of unconsolidated joint ventures” on our consolidated statement of operations and represents the difference between the estimated fair value of our investment in this unconsolidated

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

joint venture and its carrying value. Our estimate of the fair value of our investment in this unconsolidated joint venture was determined using widely accepted valuation techniques, including discounted cash flow analysis on expected cash flows as well as other subjective assumptions that are subject to economic and market uncertainties.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental	$12,694	$11,342	$23,254	$22,903
Other	3,161	2,577	5,782	4,826
Total revenues	$15,855	$13,919	$29,036	$27,729
Expenses:
Rental operating	$7,526	$5,392	$12,855	$10,860
Depreciation and amortization	6,165	5,860	11,873	11,858
Interest	7,263	6,409	11,738	12,039
Acquisition costs	1,039	—	1,039	—
Total expenses	$21,993	$17,661	$37,505	$34,757
Net loss	$(6,138)	$(3,742)	$(8,469)	$(7,028)

Equity in net earnings (loss) of unconsolidated joint ventures (a)	$(1,490)	$33	$(1,394)	$44

	June 30, 2011	December 31, 2010
Investment in real estate, net	$421,451	$381,738
Other assets	81,104	65,064
Total assets	$502,555	$446,802
Mortgage and other loans	$402,245	$365,573
Other liabilities	21,194	20,073
Total liabilities	$423,439	$385,646
Investment in unconsolidated joint ventures	$8,049	$8,802
_________

(a)
The total earnings of all the respective joint ventures of the Company, for all periods presented, are in a loss position. However, the equity in net earnings of the joint ventures attributable to the Company is positive for the three and six month periods ended June 30, 2010. This occurred because the Company's effective ownership in the various joint ventures ranges from 5% to 32.2% and therefore only a portion of the losses of the joint ventures was attributable to the Company. In addition, the Company earns a priority return which, for the three and six month periods ended June 30, 2010, exceeded the attributable losses, resulting in net earnings attributable to the Company for these periods. Our equity in net earnings of unconsolidated joint ventures is negative for the three and six month periods ended June 30, 2011 primarily because of the non-cash impairment charge recorded in connection with the write-off of our investment in the unconsolidated joint venture that owns our US Bank property.

Contribution of Wholly-Owned Assets into Unconsolidated Joint Ventures

On April 13, 2011, we contributed our Pacific Business News Building property to a newly-formed joint venture with Angelo Gordon & Co. (“Angelo Gordon”).  The joint venture paid off at a discount the loan secured by the property, which had matured in April 2010.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

On May 2, 2011, we contributed our City Square property to a newly-formed joint venture with Angelo Gordon.  The joint venture paid off at a discount the mezzanine loan and assumed the senior loan encumbering the City Square property, each of which had matured in September 2010.  The lender also extended the maturity date of the senior loan to June 15, 2011. The joint venture refinanced the senior loan with a new loan that matures in January 2014.

We account for our investment in joint ventures under the equity method of accounting.

6.   Other Assets, net

  Other assets, net consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred loan fees, net of accumulated amortization of $1.4 million and $1.7 million at June 30, 2011 and December 31, 2010, respectively	$1,428	$1,846
Prepaid expenses	1,643	1,305
Acquisition deposits	—	1,990
Total other assets, net	$3,071	$5,141

7.    Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Accounts payable	$687	$1,150
Interest payable	6,297	6,675
Deferred revenue	1,091	1,690
Security deposits	1,958	2,618
Deferred straight-line ground rent	9,720	8,708
Accrued expenses	5,656	10,334
Asset retirement obligations	593	641
Total accounts payable and other liabilities	$26,002	$31,816

8.           Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount or premium, at June 30, 2011 and December 31, 2010 is as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	Outstanding Principal Balance, Net at
Property	June 30, 2011	December 31, 2010	Interest Rate	Maturity Date
Clifford Center	$3,082	$3,226	6.00%	8/15/2011(a)
First Insurance Center	37,579	37,533	5.74%	1/1/2016
First Insurance Center	13,843	13,826	5.40%	1/6/2016
Sorrento Technology Center	11,473	11,521	5.75 (b)%	1/11/2016 (b)
Pan Am Building	59,972	59,969	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,276	94,209	5.86%	11/11/2016
Pacific Business News Building (c)	—	11,601	6.98%	(c)
City Square (d)	—	27,500	5.58%	(d)
City Square (e)	—	25,294	LIBOR + 2.35%	(e)
Subtotal	$331,225	$395,679
Revolving line of credit (f)	25,000	24,447	1.25%	12/31/2013
Total	$356,225	$420,126

____________

(a)	The terms of the Clifford Center loan provide the Company with the option to extend the maturity date to August 15, 2014 subject to a nominal fee. We are in the process of negotiating an extension.

(b)
We ceased making the required debt service payments on this loan in the second quarter of 2011, and on June 6, 2011, we received a notice of default accelerating the maturity date of the loan. As a result, interest is being incurred at the stated rate plus the default rate of 5% as stipulated in the loan agreement. We are currently in negotiations with the lender to modify the terms of this loan.

(c)
The loan secured by the Pacific Business News Building property had matured and we had not repaid the principal balance as of December 31, 2010. In April 2011, we contributed this property into a joint venture with a third party and the joint venture repaid the loan at a discount.

(d)
The senior loan secured by the City Square property had matured and we had not repaid the principal balance as of December 31, 2010. In May 2011, we contributed this property into a joint venture with a third party that assumed the loan in full and subsequently refinanced it with a new loan that matures in January 2014.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

(e)
The mezzanine loan secured by a pledge of the ownership interests in the entities owning the City Square property had matured and we had not repaid the principal balance as of December 31, 2010. In May 2011, we contributed this property into a joint venture with a third party and the joint venture repaid the loan at a discount.

(f)
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

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding June 30, 2011 are as follows (in thousands and includes scheduled principal paydowns):

2011 (1)	$14,687
2012	—
2013	25,000
2014	—
2015	—
Thereafter	318,000
Total	$357,687

_______________

(1)
Includes (i) the loan secured by Clifford Center, as to which we are in negotiations to extend the maturity date to August 15, 2014 and (ii) the loan secured by Sorrento Technology Center, which was declared immediately due and payable by the lender on June 6, 2011 as we have ceased making the required debt service payments.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of June 30, 2011 and December 31, 2010, we had outstanding borrowings of $25.0 million and $24.4 million, respectively, under the FHB Credit Facility.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

9.     Unsecured Notes Payable to Related Parties

At June 30, 2011 and December 31, 2010, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, to fund certain capital improvements upon the completion of our formation transactions and upon the exercise of options granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through June 30, 2011, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged in 2009.  At June 30, 2011 and December 31, 2010, $5.1 million and $4.3 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of June 30, 2011 and December 31, 2010, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million for both periods.  The accretion expense for the three and six months ended June 30, 2011 and 2010 was not significant.

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

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of June 30, 2011 and December 31, 2010, the liability in our consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three and six months ended June 30, 2011 and 2010, respectively.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of June 30, 2011, this amount is projected to be $2.8 million.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our committed capital expenditures.

The loan secured by our Sorrento Technology Center property requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.  Based on our current occupancy expectations for this property, we expect to be funding these letters of credit in the third quarter of 2011.

In May 2011, we agreed to provide short-term financing in the total amount of $1.5 million to one of our unconsolidated joint ventures. We funded $0.6 million of this amount during the second quarter of 2011. This loan bears interest at the annual rate of 12% and matures in November 2011. The joint venture is currently under contract to sell one of the properties included in the portfolio and it has informed us that it intends to repay us with the proceeds of the sale.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

11.     Equity and Earnings per Share

Total Equity

The changes in total equity for the period from December 31, 2010 to June 30, 2011 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interests	Total
Balance at December 31, 2010	$(128,764)	$116,185	(12,579)
Net loss	(3,236)	(13,706)	(16,942)
Senior common stock repurchase	(34)	—	(34)
Stock compensation	60	—	60
Dividends and distributions	(879)	(1,135)	(2,014)
Balance at June 30, 2011	$(132,853)	$101,344	$(31,509)

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

Our Senior Common Stock ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Listed Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Listed Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Listed Common Stock based on the average of the trailing 30-day closing price of the Listed Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of June 30, 2011 and December 31, 2010, we had a total of 2,414,085 and 2,417,867 shares of Senior Common Stock issued and outstanding for net proceeds of $21.5 million.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.31% of the Common Units outstanding as of June 30, 2011.  On August 4, 2010, our Operating Partnership redeemed 198,263 Common Units with a book value of $0.6 million for consideration of $0.9 million. The resulting difference of $0.3 million was recorded as an adjustment to additional paid-in capital and cumulative deficit in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, the redemption of a non-controlling interest that does not result in a change in control is considered to be an equity transaction with no gain or loss recorded on the redemption. During the year ended December 31, 2010, no Preferred Units were redeemed or issued. As of June 30, 2011, 46,698,532 shares of our Listed Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At June 30, 2011, the cumulative unpaid distributions attributable to Preferred Units were $1.2 million.  We anticipate continuing to accrue these distributions for the remainder of 2011.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Listed Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Listed Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of June 30, 2011, that share of Proportionate Voting Preferred Stock represented 87.9% of our voting power.  In connection with the internalization of our management, our Advisor sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of June 30, 2011, Venture owned 46,173,693 shares of our Listed Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 76.8% and 91.5% of the total economic interest and voting power, respectively, in the Company.

Loss per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares of Listed Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of shares of Listed Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Listed Common Stock for all potentially dilutive shares of Listed Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.69% and 78.31%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share/unit (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders - basic and diluted(1)	$(2,719)	$(1,182)	$(4,111)	$(2,290)

Weighted average number of common shares	3,909,429	3,855,725	3,906,307	3,853,137
Potentially dilutive common shares (2)	—	—	—	—
Weighted average number of common shares outstanding — basic and diluted	3,909,429	3,855,725	3,906,307	3,853,137
Net loss per common share — basic and diluted	$(0.70)	$(0.31)	$(1.05)	$(0.59)
______________

(1)
For the three and six months ended June 30, 2011 and 2010, net loss attributable to common stockholders includes $0.6 million and $1.1 million of priority allocation to Preferred Unit holders each, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions during the current year period, but does not anticipate paying the distributions in 2011. See below for additional detail.

(2)
14,101,004 shares of Listed Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 2,414,085 shares of Senior Common Stock, for the three and six months ended June 30, 2011, and 47,615 non-vested restricted stock units, 14,299,267 shares of Listed Common Stock which may be issued upon redemption of Common Units and 32,597,528 shares of Listed

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Common Stock which may be issued upon redemption of Preferred Units and 66,783 shares of Senior Common Stock for the three and six months ended June 30, 2010, were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.  Refer to “Non-Controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

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

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through August 31, 2011, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2011, the cumulative unpaid distributions attributable to Preferred Units were $1.1 million, which we do not anticipate to pay in 2011.

Dividends declared on the Listed Common Stock, Class B Common Stock and Senior Common Stock are included in retained deficit in the accompanying consolidated balance sheets. Distributions on Common Units and Preferred Units are included in non-controlling interests in the accompanying consolidated balance sheets.

12.     Acquisition and Disposition Activity

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

	For the three and six months ended June 30,	For the three months ended June 30,	For the six months ended June 30,
	2011	2010	2010
Property management fees
to affiliates of Advisor(1)	$223	$794	$1,561
Corporate management fees to Advisor	63	188	375
Leasing commissions(2)	—	26	253
Construction management fees and other	3	21	36
Total	$289	$1,029	$2,225

________________________

(1)
Property management fees are calculated as a percentage of the rental cash receipts collected by the properties under management (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.

(2)	Leasing commissions are capitalized as deferred leasing costs and are amortized over the life of the related lease.

Prior to internalization, our Advisor leased space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.2 million for the three months ended June 30, 2010, $0.3 million for the six months ended June 30, 2011 and $0.1 million for the one month ended January 31, 2011.

The purchase price of $25,000 for our Advisor was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The $0.5 million gain is reflected as non-operating income in the consolidated income statement for the six months ended June 30, 2011.  The gain calculation and purchase accounting were finalized during the second quarter of 2011, resulting in a negative adjustment to non-operating income of $17 thousand during the three months ended June 30, 2011.

Since February 1, 2011, we recognized the following revenues (net of intercompany eliminations) and expenses due to the internalization of the Advisor (in thousands).

Revenues:
Property management and other services	$2,233
Rental and other	241
Total revenues	$2,474

Expenses:
General and administrative	$4,375
Total expenses	$4,375

Contribution of Wholly-Owned Assets into Unconsolidated Joint Ventures

On April 13, 2011, we contributed our Pacific Business News Building property to a newly-formed joint venture with Angelo Gordon & Co. (“Angelo Gordon”).  The joint venture paid off at a discount the loan secured by the property, which had matured in April 2010.

On May 2, 2011, we contributed our City Square property to a newly-formed joint venture with Angelo Gordon.  The joint venture paid off at a discount the mezzanine loan and assumed the senior loan encumbering the City Square property, each of

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

which had matured in September 2010.  The lender also extended the maturity date of the senior loan to June 15, 2011. The joint venture refinanced the senior loan with a new loan that matures in January 2014.

Below is the pro forma information that reflects the specified line items of our consolidated financial statements assuming that the purchase of our Advisor and the contribution of City Square and Pacific Business News Building had been completed as of January 1, 2010 (in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Pro forma revenues	$15,739	$15,321	$31,236	$30,173
Pro forma net loss attributable to common stockholders	$(3,946)	$(1,242)	$(5,215)	$(2,516)
Pro forma loss per share	$(1.01)	$(0.32)	$(1.34)	$(0.65)

13.     Related Party Transactions

On September 2, 2009, as security for the FHB Credit Facility, Shidler LP pledged to the Lender (the “Shidler LP Pledge”) a certificate of deposit in the principal amount of $10.0 million (the “Certificate of Deposit”).  As a condition to the Shidler LP Pledge, our Operating Partnership and Shidler LP entered into an Indemnification Agreement, effective as of September 2, 2009 (the “Indemnification Agreement”), pursuant to which we agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the Shidler LP Pledge.  In addition, to the extent that all or any portion of the Certificate of Deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full to Shidler LP.  Pursuant to the Indemnification Agreement, we also agreed to pay to Shidler LP an annual fee of 2.0% of the entire principal amount of the Certificate of Deposit.  As of December 30, 2009, the amount of the security was increased to $15.0 million and subsequently further increased to $25.0 million on May 25, 2010.  During the three months ended June 30, 2011 and 2010, we paid $0.1 million for both periods to Shidler LP for the annual fee. During the six months ended June 30, 2011 and 2010, we paid $0.2 million for both periods to Shidler LP for the annual fee. See Note 8 for more discussion on the FHB Credit Facility.

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

At June 30, 2011 and December 31, 2010, $5.1 million and $4.3 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these notes payable.

At June 30, 2011, we have $0.7 million of amounts receivable from related parties included in rents and other receivables on our consolidated balance sheets, which primarily consist of unpaid property management fees and lease commission fees from our joint ventures.  These amounts are a direct result of the internalization of the Advisor.  See Note 12 for additional discussion of transactions with our Advisor.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

awards vested on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $3.80, which was the Company’s closing stock price on June 19, 2009.

On June 16, 2010, the Company issued restricted stock units representing 47,615 shares under the 2008 Directors’ Plan, 38,092 of which awards vested on the first anniversary of the grant date.  The grant date fair value of each restricted stock unit was $4.20, which was the Company’s closing stock price on June 16, 2010.  On March 4, 2011, Thomas R. Hislop resigned from the Company’s Board of Directors.  Upon resignation, he forfeited 9,523 shares of unvested restricted stock units that were granted in 2010.  Accordingly, the Company reversed the stock compensation expense recognized related to these forfeited shares.

As of June 30, 2011, all of our share-based payments to directors have vested. In connection with these grants, the Company recorded $40 thousand and $50 thousand, respectively, of stock-based compensation expense for the three months ended June 30, 2011 and 2010. The Company recorded $60 thousand and $100 thousand of stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,270	$1,043	$31	$8,344
Tenant reimbursements	4,806	93	—	4,899
Property management and other services	—	—	1,521	1,521
Parking	1,677	81	—	1,758
Other	57	38	217	312
Total revenue	13,810	1,255	1,769	16,834
Expenses:
Rental property operating	7,593	836	—	8,429
General and administrative	—	—	3,067	3,067
Depreciation and amortization	3,653	493	—	4,146
Interest	5,118	600	684	6,402
Acquisition costs	—	—	68	68
Impairment on long-lived assets	5,049	9,735	—	14,784
Total expenses	21,413	11,664	3,819	36,896
Loss before gain on forgiveness of debt, equity in net loss
of unconsolidated joint ventures and non-operating income	$(7,603)	$(10,409)	$(2,050)	$(20,062)
Gain on forgiveness of debt				10,045
Equity in net loss of unconsolidated joint ventures				(1,490)
Net loss attributable to non-controlling interests				9,242
Non-operating income				(17)
Dividends on Senior Common Stock				(437)
Net loss attributable to common stockholders				$(2,719)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the six months ended June 30, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$14,654	$3,915	$35	$18,604
Tenant reimbursements	9,931	300	—	10,231
Property management and other services	—	—	2,233	2,233
Parking	3,473	323	—	3,796
Other	629	45	218	892
Total revenue	28,687	4,583	2,486	35,756
Expenses:
Rental property operating	15,476	2,462	—	17,938
General and administrative	—	—	5,634	5,634
Depreciation and amortization	7,376	1,708	—	9,084
Interest	10,473	1,903	1,353	13,729
Abandoned offering costs	—	—	420	420
Acquisition costs	—	—	267	267
Impairment on long-lived assets	5,049	9,735	—	14,784
Total expenses	38,374	15,808	7,674	61,856
Loss before gain on forgiveness of debt, equity in net loss
of unconsolidated joint ventures and non-operating income	$(9,687)	$(11,225)	$(5,188)	$(26,100)
Gain on forgiveness of debt				10,045
Equity in net loss of unconsolidated joint ventures				(1,394)
Net loss attributable to non-controlling interests				13,706
Non-operating income				507
Dividends on Senior Common Stock				(875)
Net loss attributable to common stockholders				$(4,111)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the three months ended June 30, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,227	$3,106	$3	$10,336
Tenant reimbursements	5,668	342	—	6,010
Parking	1,804	242	—	2,046
Other	25	7	49	81
Total revenue	14,724	3,697	52	18,473
Expenses:
Rental property operating	8,203	1,895	—	10,098
General and administrative	—	—	797	797
Depreciation and amortization	3,947	1,810	—	5,757
Interest	5,409	829	606	6,844
Total expenses	17,559	4,534	1,403	23,496
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(2,835)	$(837)	$(1,351)	$(5,023)
Equity in net earnings of unconsolidated joint ventures				33
Net loss attributable to non-controlling interests				3,812
Dividends on Senior Common Stock				(4)
Net loss attributable to common stockholders				$(1,182)

	For the six months ended June 30, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$14,477	$6,261	$7	$20,745
Tenant reimbursements	10,841	577	—	11,418
Parking	3,585	483	—	4,068
Other	63	14	99	176
Total revenue	28,966	7,335	106	36,407
Expenses:
Rental property operating	16,207	3,510	—	19,717
General and administrative	—	—	1,404	1,404
Depreciation and amortization	7,908	3,621	—	11,529
Interest	10,633	1,652	1,162	13,447
Total expenses	34,748	8,783	2,566	46,097
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(5,782)	$(1,448)	$(2,460)	$(9,690)
Equity in net earnings of unconsolidated joint ventures				44
Net loss attributable to non-controlling interests				7,360
Dividends on Senior Common Stock				(4)
Net loss attributable to common stockholders				$(2,290)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of June 30, 2011 and December 31, 2010 (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	Honolulu	Western U.S.	Corporate	Total
Total assets:
June 30, 2011	$354,430	$9,880	$13,054	$377,364
December 31, 2010	$375,645	$73,351	$19,389	$468,385
Total goodwill:
June 30, 2011	$48,549	$—	$—	$48,549
December 31, 2010	$48,549	$—	$—	$48,549
Capital expenditures
For the three month period ended:
June 30, 2011	$920	$31	$—	$951
June 30, 2010	$3,138	$24	$—	$3,162
For the six month period ended:
June 30, 2011	$1,428	$37	$—	$1,465
June 30, 2010	$5,441	$57	$—	$5,498

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

At June 30, 2011, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $356.2 million and $343.0 million, respectively.  At December 31, 2010, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the Pacific Business News Building and City Square loans in default at that date with a total carrying value of $64.4 million for which we could not practically determine the fair value) were $355.7 million and $342.2 million, respectively.

17.     Subsequent Events

On July 14, 2011, the Company received notice from the NYSE Amex LLC (the “Exchange”), indicating that the Company's plan to regain compliance with the Exchange’s continued listing standards, specifically, (i) Section 1003(a)(i) of the Exchange’s Company Guide (the “Company Guide”), because the Company has total equity of less than $2.0 million and losses from continuing

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

operations and/or net losses in two out of its three most recent fiscal years, and (ii) Section 1003(a)(ii) of the Company Guide, because the Company has total equity of less than $4.0 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years, was accepted.

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

Overview –

We are a self-administered and self-managed REIT that owns and operates primarily institutional-quality office properties principally in selected long-term growth markets in southern California and Hawaii. As of June 30, 2011, we owned six office properties comprising approximately 1.5 million rentable square feet. At that date, we also owned interests (ranging from 5% to approximately 32%) in 18 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 3.3 million rentable square feet.

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

Pacific Office Properties Trust, Inc.

or otherwise make available on our website from time to time other information that may be of interest to our investors.

Property Portfolio –

As of June 30, 2011, we owned 24 office properties, including the interests in our joint venture properties, comprising approximately 4.8 million rentable square feet in 45 buildings.  The following table presents an overview of our Property Portfolio, based on information as of June 30, 2011:

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.(1)	OWNERSHIP	RENT(2)(3)
Wholly-Owned Properties

Waterfront Plaza
500 Ala Moana Blvd.	1	554,695	100.0%	$18,905,747
Honolulu, HI 96813

Davies Pacific Center
841 Bishop Street	1	375,021	100.0%	9,773,640
Honolulu, HI 96813

Pan Am Building
1600 Kapiolani Blvd.	1	224,579	100.0%	6,805,384
Honolulu, HI 96814

First Insurance Center
1100 Ward Avenue	1	215,527	100.0%	7,444,909
Honolulu, HI 96814

Clifford Center
810 Richards Street	1	77,655	100.0%	1,792,434
Honolulu, HI 96813

Sorrento Technology Center
10140 Barnes Canyon Rd.	2	63,363	100.0%	676,381
10180 Barnes Canyon Rd.
San Diego, CA 92121

Total Wholly-Owned Properties	7	1,510,840		$45,398,495

Pacific Office Properties Trust, Inc.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.(1)	OWNERSHIP	RENT(2)(3)
Joint Venture Properties
Savi Tech Center
22705 Savi Ranch Pkwy.	4	371,098	10.0%	$7,047,983
22715 Savi Ranch Pkwy.
22725 Savi Ranch Pkwy.
22745 Savi Ranch Pkwy.
Yorba Linda, CA 92887

Yorba Linda Bus. Park
22833 La Palma Ave.	5	164,121	10.0%	1,474,842
22343 La Palma Ave.
22345 La Palma Ave.
22347 La Palma Ave.
22349 La Palma Ave.
Yorba Linda, CA 92887

Torrey Hills Corp. Center
11250 El Camino Real	1	23,478	32.2%	111,153
San Diego, CA 92130

Palomar Heights Plaza
5860 Owens Avenue	3	45,538	32.2%	750,817
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008

Palomar Heights Corp. Center
5857 Owens Avenue	1	67,862	32.2%	1,257,049
Carlsbad, CA 92008

Scripps Ranch Bus. Park
9775 Business Park Ave.	2	48,146	32.2%	609,446
10021 Willow Creek Rd.
San Diego, CA 92131

Via Frontera Bus. Park
10965 Via Frontera Dr.	2	75,651	10.0%	688,716
10993 Via Frontera Dr.
San Diego, CA 92127

Poway Flex
13550 Stowe Drive	1	111,258	10.0%	1,501,966
Poway, CA 92064

Pacific Office Properties Trust, Inc.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.(1)	OWNERSHIP	RENT(2)(3)
Carlsbad Corp. Center.
1950 Camino Vida Roble	1	120,483	10.0%	$2,461,171
Carlsbad, CA 92008

South Coast Exec. Center
1503 South Coast Dr.	1	60,798	10.0%	920,133
Costa Mesa, CA 92626

Gateway Corp. Center
1370 Valley Vista Dr.	1	85,048	10.0%	1,837,069
Diamond Bar, CA 91765

Black Canyon Corp. Ctr.
16404 N. Black Canyon Hwy.	1	218,694	17.5%	3,105,523
Phoenix, AZ 85053

Bank of Hawaii Waikiki Center
2155 Kalakaua Avenue	1	152,288	17.5%	7,422,517
Honolulu, HI 96815

Seville Plaza
5469 Kearny Villa Rd.	3	139,336	7.5%	2,112,293
5471 Kearny Villa Rd.
5473 Kearny Villa Rd.
San Diego, CA 92123

U.S. Bank Center
101 North First Ave.	2	372,606	7.5%	6,309,750
21 West Van Buren St.
Phoenix, AZ 85003

Pacific Business News Building
1833 Kalakaua Avenue	1	97,467	5.0%	2,019,599
Honolulu, HI 96815

City Square
3800 N. Central Ave.	3	742,304	5.0%	10,918,420
3838 N. Central Ave.
4000 N. Central Ave.
Phoenix, AZ 85012

Seaview Corporate Center	5	355,813	5.0%	9,886,596
10180 Telesis Court
10190 Telesis Court
10182 Telesis Court
10188 Telesis Court
San Diego, CA 92121
Total Joint Venture Properties	38	3,251,989		$60,435,043

Pacific Office Properties Trust, Inc.

____________

(1)	Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.

(2)
Annualized rent represents the monthly contractual rent under commenced leases as of June 30, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing June 2011 actual expense reimbursement billings. Total abatements committed to as of June 30, 2011 for the 12 months ending June 30, 2012 were approximately $0.4 million for our wholly-owned properties and $3.1 million for our joint venture properties.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2011 compared to the same periods in 2010 were significantly affected by the contribution of two of our wholly-owned properties, City Square and the Pacific Business News Building, into joint ventures with a third party ("Contribution Properties"). As a result, our results are not comparable from period to period. Therefore, in the tables below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio includes the results of our wholly-owned properties as of June 30, 2011 (specifically our five properties located in Honolulu, Hawaii - Waterfront Plaza, First Insurance Center, Davies Pacific Center, Clifford Center and the Pan-Am Building - and our Sorrento Technology Center property in San Diego, California). Our discussion of the results of our Same Properties Portfolio excludes the effects of the internalization of the Advisor.

Overview –

As of June 30, 2011, the Property Portfolio (including our consolidated and joint venture properties) was 82.4% leased to a total of 748 tenants. Approximately 7.4% of our Property Portfolio leased square footage was scheduled to expire during the remainder of 2011 and another 13.3% of our Property Portfolio leased square footage was scheduled to expire during 2012. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of June 30, 2011, our consolidated Honolulu portfolio was 86.9% leased, with approximately 140,200 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 78.9% leased, with approximately 51,000 square feet available.

As of June 30, 2011, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 40.2% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 83.5% leased, with

Pacific Office Properties Trust, Inc.

approximately 163,200 square feet available.

As of June 30, 2011, our Phoenix portfolio attributable to our unconsolidated joint ventures was 72.2% leased, with approximately 368,200 square feet available.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010 (in thousands)

	Same Properties				Total Portfolio
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue:
Rental	$7,454	$7,317	$137	1.9%	$8,344	$10,336	$(1,992)	(19.3)%
Tenant reimbursements	4,817	5,436	(619)	(11.4)%	4,899	6,010	(1,111)	(18.5)%
Property management and other services	—	—	—	N/A	1,521	—	1,521	100.0%
Parking	1,655	1,605	50	3.1%	1,758	2,046	(288)	(14.1)%
Other	66	73	(7)	(9.6)%	312	81	231	285.2%
Total revenue	13,992	14,431	(439)	(3.0)%	16,834	18,473	(1,639)	(8.9)%
Expenses:
Rental property operating	8,004	7,821	183	2.3%	8,429	10,098	(1,669)	(16.5)%
General and administrative	654	797	(143)	(17.9)%	3,067	797	2,270	284.8%
Depreciation and amortization	3,780	3,999	(219)	(5.5)%	4,146	5,757	(1,611)	(28.0)%
Interest	6,021	5,844	177	3.0%	6,402	6,844	(442)	(6.5)%
Acquisition costs	50	—	50	100.0%	68	—	68	100.0%
Impairment of long-lived assets	3,328	—	3,328	100.0%	14,784	—	14,784	100.0%
Total expenses	21,837	18,461	3,376	18.3%	36,896	23,496	13,400	57.0%
Loss before gain on forgiveness of debt, equity in net earnings of unconsolidated
joint ventures and non-operating income	(7,845)	(4,030)	(3,815)	94.7%	(20,062)	(5,023)	(15,039)	299.4%
Gain on forgiveness of debt	—	—	—	N/A	10,045	—	10,045	100.0%
Equity in net earnings of unconsolidated
joint ventures	(1,490)	33	(1,523)	(4,615.2)%	(1,490)	33	(1,523)	(4,615.2)%
Non-operating income	—	—	—	N/A	(17)	—	(17)	100.0%
Net loss	$(9,335)	$(3,997)	$(5,338)	133.6%	$(11,524)	$(4,990)	$(6,534)	130.9%

Revenues

Rental Revenue. Total rental revenue decreased by $2.0 million, or 19.3%, due to the elimination of the Contribution Properties and partially offset by increased rental revenue for our Same Properties Portfolio. Rental revenue for the Same Properties Portfolio increased $0.1 million, or 1.9%, which is primarily due to increased occupancy at our Waterfront Plaza property in Hawaii ($0.5 million). The increase is offset by the reduction in the average occupancy at Davies Pacific Center ($0.1 million) and Pan Am Building ($0.1 million). In addition, we experienced a reduction in rental revenue at Sorrento Technology Center ($0.2 million) because a large tenant moved out on December 31, 2010 and we have not yet re-leased the space.

Tenant Reimbursements. Total tenant reimbursements decreased by $1.1 million, or 18.5%, due to decreased tenant reimbursements for the Same Properties Portfolio and partially due to the elimination of the Contribution Properties.  Tenant reimbursements for the Same Properties Portfolio decreased $0.6 million, or 11.4%, primarily due to a prior year adjustment of 2009 recoverable revenue that occurred in the three months ended June 30, 2010. We did not have a prior year adjustment in the current year period because our estimated reimbursement revenue was closer to actual amounts.

Property Management and Other Services. We internalized management by acquiring our Advisor effective as of February 1, 2011.  As a result, we began recognizing revenue related to property management and other services from our joint venture properties and other properties owned by related parties.  We did not receive this revenue in the prior year period.

Pacific Office Properties Trust, Inc.

Parking Revenue. Total parking revenue decreased by $0.3 million, or 14.1%, due to the elimination of our Contribution Properties. Parking revenue for the Same Properties Portfolio remained relatively constant for both periods presented.

Other Revenue. Total other revenue increased by $0.2 million, or 285.2%, due to the internalization of our Advisor.  Other revenue for the Same Properties Portfolio remained relatively constant for both periods presented.

Expenses

Rental Property Operating Expenses. Total rental property operating expenses decreased by $1.7 million, or 16.5%, due to the elimination of the Contribution Properties and a reduction in property management fees that are no longer paid to the Advisor as of February 1, 2011 ($0.4 million was eliminated in consolidation during the quarter).  Rental property operating expenses for our Same Properties Portfolio increased by $0.2 million, or 2.3%, due to higher electricity costs at Waterfront Plaza ($0.3 million), which was a result of increased electricity rates and increased occupancy.  These increases are offset by a $0.1 million reduction our bad debt expense reserves at Davies Pacific Center.

General and Administrative Expense. Total general and administrative expense increased by $2.3 million, or 284.8%, due to the internalization of management effective as of February 1, 2011.   We now employ our executive officers and other employees and are also responsible for all costs previously incurred by the Advisor in the management of our Company.  On a Same Properties Portfolio basis, the Operating Partnership did not incur $0.2 million in advisory fees in the current year period that were incurred in the prior year period due to the internalization.

Depreciation and Amortization Expense. Total depreciation and amortization expense decreased by $1.6 million, or 28.0%, primarily due to the elimination of the Contribution Properties, but partially also due to our Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $0.2 million, or 5.5%, due to the expiration of useful lives of certain intangible assets acquired pursuant to our formation transactions in 2008.  We expect the amortization expense related to intangible assets acquired pursuant to our formation transactions in 2008 to continue to decrease as their useful lives expire.

Interest Expense. Total interest expense decreased by $0.4 million, or 6.5%, primarily due to the elimination of the Contribution Properties but partially offset by our Same Properties Portfolio.  Interest expense for our Same Properties Portfolio increased by $0.2 million, or 3.0%, primarily due to default interest incurred on our Sorrento Technology Center loan, with a principal balance of $11.6 million, since May 2011, and additional interest expense on our credit facility due to a higher outstanding balance during the current year period.

Acquisition Costs. We incurred $50 thousand in acquisition costs for the three months ended June 30, 2011 in connection with the contribution of our Pacific Business News and City Square properties into joint ventures and a terminated acquisition of the GRE portfolio, a portfolio of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California.

Impairment of Long-Lived Assets. We recognized $14.8 million in impairment of long-lived assets for the three months ended June 30, 2011, primarily due to the Contribution Properties. We determined that the fair value of the Contribution Properties were higher than the respective book values and as a result, we recorded non-cash asset impairment charge of $5.1 million and $6.4 million related to our Pacific Business News Building and City Square properties, respectively. In addition, following our interim assessment in connection with the preparation our consolidated financial statements for the quarter ended June 30, 2011, we determined that the holding period for our Sorrento Technology Center property needed to be shortened due to the uncertainty surrounding the defaulted debt secured by this asset. As a result, we recorded a non-cash asset impairment charge of $3.3 million.

Gain on forgiveness of debt

We recognized a gain on forgiveness of debt related to the defaulted debt secured by the Contribution Properties. We negotiated discounted payoff amounts for the Pacific Business News Building mortgage loan and the City Square Mezzanine Loan. As part of the agreement, principal and interest amounts totaling $2.6 million and $7.4 million, respectively, were forgiven. The joint ventures that each property was contributed into repaid these loans at the negotiated discounted amounts.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $1.5 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. During the quarter ended June 30, 2011, the debt secured by our

Pacific Office Properties Trust, Inc.

US Bank property matured and as a result of the uncertainty surrounding the defaulted debt, we recorded a non-cash impairment charge of approximately $1.4 million to write off our investment in the unconsolidated joint venture that owns our US Bank property.

Non-operating income

We recognized a negative adjustment to non-operating income of $17 thousand during the three months ended June 30, 2011 resulting from the internalization of our Advisor in the first quarter of 2011.  The purchase price of $25,000 for our Advisor was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The gain calculation and purchase accounting were finalized during the second quarter of 2011.  We did not recognize any comparable income during the three months ended June 30, 2010.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010 (in thousands)

	Same Properties				Total Portfolio
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue:
Rental	$14,779	$14,627	$152	1.0%	$18,604	$20,745	$(2,141)	(10.3)%
Tenant reimbursements	9,707	10,425	(718)	(6.9)%	10,231	11,418	(1,187)	(10.4)%
Property management and other services	—	—	—	N/A	2,233	—	2,233	100.0%
Parking	3,284	3,191	93	2.9%	3,796	4,068	(272)	(6.7)%
Other	638	161	477	296.3%	892	176	716	406.8%
Total revenue	28,408	28,404	4	—%	35,756	36,407	(651)	(1.8)%
Expenses:
Rental property operating	15,831	15,470	361	2.3%	17,938	19,717	(1,779)	(9.0)%
General and administrative	1,350	1,404	(54)	(3.8)%	5,634	1,404	4,230	301.3%
Depreciation and amortization	7,518	8,010	(492)	(6.1)%	9,084	11,529	(2,445)	(21.2)%
Interest	11,873	11,595	278	2.4%	13,729	13,447	282	2.1%
Abandoned offering costs	420	—	420	100.0%	420	—	420	100.0%
Acquisition costs	255	—	255	100.0%	267	—	267	100.0%
Impairment of long-lived assets	3,328	—	3,328	100.0%	14,784	—	14,784	100.0%
Total expenses	40,575	36,479	4,096	11.2%	61,856	46,097	15,759	34.2%
Loss before gain on forgiveness of debt, equity in net earnings of unconsolidated
joint ventures and non-operating income	(12,167)	(8,075)	(4,092)	50.7%	(26,100)	(9,690)	(16,410)	169.3%
Gain on forgiveness of debt	—	—	—	N/A	10,045	—	10,045	100.0%
Equity in net earnings of unconsolidated
joint ventures	(1,394)	44	(1,438)	(3,268.2)%	(1,394)	44	(1,438)	(3,268.2)%
Non-operating income	—	—	—	N/A	507	—	507	100.0%
Net loss	$(13,561)	$(8,031)	$(5,530)	68.9%	$(16,942)	$(9,646)	$(7,296)	75.6%

Revenues

Rental Revenue. Total rental revenue decreased by $2.1 million, or 10.3%, primarily due to the elimination of the Contribution Properties. Rental revenue for the Same Properties Portfolio increased $0.2 million, or 1.0%, which is primarily due to increased occupancy at our Waterfront Plaza property in Hawaii ($1.1 million). The increase is offset by the reduction in the average occupancy at Davies Pacific Center ($0.3 million) and Pan Am Building ($0.2 million). In addition, we experienced a reduction in rental revenue at Sorrento Technology Center ($0.4 million) because a large tenant moved out on December 31, 2010 and we have not yet re-leased the space.

Tenant Reimbursements. Total tenant reimbursements decreased by $1.2 million, or 10.4% due to decreased tenant

Pacific Office Properties Trust, Inc.

reimbursements for our Same Properties Portfolio and partially due to the elimination of the Contribution Properties, which resulted in a $0.5 million reduction.  Tenant reimbursements for the Same Properties Portfolio decreased $0.7 million, or 6.9%, primarily due to a prior year adjustment of 2009 recoverable revenue that occurred in the six months ended June 30, 2010. We did not have a prior year adjustment in the current year period because our estimated reimbursement revenue was closer to actual amounts.

Property Management and Other Services. We internalized management by acquiring our Advisor effective as of February 1, 2011.  As a result, we began recognizing revenue related to property management and other services from our joint venture properties and other properties owned by related parties.  We did not receive this revenue in the prior year period.

Parking Revenue. Total parking revenue decreased by $0.3 million, or 6.7%, primarily due to the elimination of our Contribution Properties and slightly offset by our Same Properties Portfolio. Parking revenue for the Same Properties Portfolio increased by $0.1 million, or 2.9%, due to increased revenue at Waterfront Plaza, which was a result of increased occupancy.

Other Revenue. Total other revenue increased by $0.7 million, or 406.8%, due to the internalization of our Advisor and our Same Properties Portfolio.  Other revenue for the Same Properties Portfolio increased by $0.5 million, or 296.3%, primarily due to a termination fee received from a tenant who signed a lease termination agreement at our Davies Pacific Center property during the six months ended June 30, 2011.

Expenses

Rental Property Operating Expenses. Total rental property operating expenses decreased by $1.8 million, or 9.0%, due to the elimination of the Contribution Properties and a reduction in property management fees that are no longer paid to the Advisor as of February 1, 2011 ($0.8 million was eliminated in consolidation during the six month period).  Rental property operating expenses for our Same Properties Portfolio increased by $0.4 million, or 2.3%, due to higher electricity costs at Waterfront Plaza ($0.5 million), which was a result of increased electricity rates and increased occupancy.  These increases are offset by a $0.1 million reduction of our bad debt expense reserves at Davies Pacific Center.

General and Administrative Expense. Total general and administrative expense increased by $4.2 million, or 301.3%, due to the internalization of management effective as of February 1, 2011.   We now employ our executive officers and other employees and are also responsible for all costs previously incurred by the Advisor in the management of our Company.

Depreciation and Amortization Expense. Total depreciation and amortization expense decreased by $2.4 million, or 21.2%, primarily due to the elimination of the Contribution Properties and in part, due to the Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $0.5 million, or 6.1%, due to the expiration of useful lives of certain intangible assets acquired pursuant to our formation transactions in 2008.  We expect the amortization expense related to intangible assets acquired pursuant to our formation transactions in 2008 to continue to decrease as their useful lives expire.

Interest Expense. Total interest expense increased by $0.3 million, or 2.1%, primarily due to the Same Properties.  Interest expense for our Same Properties Portfolio increased by $0.3 million, or 2.4%, primarily due to default interest incurred on our Sorrento Technology Center loan, with a principal balance of $11.6 million, since May 2011, and additional interest expense on our credit facility due to a higher outstanding balance during the current year period.

Abandoned Offering Costs. We incurred $0.4 million in abandoned offering costs for the six months ended June 30, 2011 in connection with an unsuccessful public offering of Listed Common Stock.

Acquisition Costs. We incurred $0.3 million in acquisition costs for the six months ended June 30, 2011 in connection with the contribution of our Pacific Business News and City Square properties into joint ventures and a terminated acquisition of the GRE portfolio, a portfolio of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California.

Impairment of Long-Lived Assets. We recognized $14.8 million in impairment of long-lived assets for the six months ended June 30, 2011, primarily due to the Contribution Properties. We determined that the fair value of the Contribution Properties were higher than the respective book values and as a result, we recorded non-cash asset impairment charge of $5.1 million and $6.4 million related to our Pacific Business News Building and City Square properties, respectively. In addition, following our interim assessment in connection with the preparation our consolidated financial statements for the quarter ended June 30, 2011, we determined that the holding period for our Sorrento Technology Center property needed to be shortened due to the uncertainty surrounding the defaulted debt secured by this asset. As a result, we recorded a non-cash

Pacific Office Properties Trust, Inc.

asset impairment charge of $3.3 million.

Gain on forgiveness of debt

We recognized a gain on forgiveness of debt related to the defaulted debt secured by the Contribution Properties. We negotiated discounted payoff amounts for the Pacific Business News Building mortgage loan and the City Square Mezzanine Loan. As part of the agreement, principal and interest amounts totaling $2.6 million and $7.4 million, respectively, were forgiven. The joint ventures that each property was contributed into repaid these loans at the negotiated discounted amounts.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $1.4 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. During the six ended June 30, 2011, the debt secured by our US Bank property matured and as a result of the uncertainty surrounding the defaulted debt, we recorded a non-cash impairment charge of approximately $1.4 million to write off our investment in the unconsolidated joint venture that owns our US Bank property.

Non-operating income

We recognized non-operating income of $0.5 million during the six months ended June 30, 2011 resulting from the internalization of our Advisor.  The purchase price of $25,000 for our Advisor was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The gain calculation and purchase accounting were finalized during the second quarter of 2011.  We did not recognize any comparable income during the six months ended June 30, 2010.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income.  As discussed further below, however, we have not declared and do not currently expect to declare dividends on our Listed Common Stock during fiscal 2011.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.  Our primary focus is to preserve and generate cash.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us.  In March 2011, we engaged Eastdil Secured to assist in the potential recapitalization of the Hawaii-based portfolio, which could include the contribution of existing wholly-owned assets to joint ventures or asset dispositions. In the second quarter of 2011, we contributed two wholly-owned properties, our Pacific Business News Building and City Square properties, to newly-formed joint ventures with Angelo Gordon & Co.

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

Pacific Office Properties Trust, Inc.

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

Unrestricted and restricted cash on hand

As of June 30, 2011, we had $4.8 million in unrestricted cash and cash equivalents.  In addition, we had restricted cash balances of $5.6 million.  A summary of our restricted cash reserves is as follows.

Tax, insurance and other working capital reserves	$2,482
Leasing and capital expenditure reserves	1,366
Ground lease reserves	1,055
Collateral accounts	655
$5,558

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

Pacific Office Properties Trust, Inc.

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

Proceeds from additional secured or unsecured debt financings

As of June 30, 2011, we have $25.0 million of outstanding borrowings on our unsecured credit facility, which is the maximum amount available for borrowing under this facility.  We currently do not have any arrangements for future unsecured financings and believe that it will be challenging to obtain any significant unsecured financings in the near term.  In addition, all of our consolidated properties are currently encumbered and thus, we do not anticipate procuring any additional secured debt financings.

Actual and Potential Uses of Liquidity

The following are the projected uses, and some of the potential uses, of our cash for the remainder of 2011. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

•	Property operating and corporate expenses;

•	Capital expenditures (including building and tenant improvements and leasing commissions);

•	Financing costs and commitments; and/or

•	Dividends to stockholders and distributions to limited partners of our Operating Partnership.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of June 30, 2011, we expect to spend approximately $2.8 million in committed capital expenditures and leasing costs for the remainder of 2011.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

Pacific Office Properties Trust, Inc.

Financing costs and commitments

As of June 30, 2011, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $356.2 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $377.3 million, with a weighted average interest rate of 5.94% (utilizing a default interest rate for the Sorrento Technology Center loan) and a weighted average remaining term of 4.63 years.  See “—Indebtedness” below for additional information with respect to our consolidated debt.

On June 6, 2011, we received a notice of default on the loan secured by our Sorrento Technology Center property as we have stopped making the required principal and interest payments. The loan also requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.  Based on the current occupancy of this property, we expect to fund these letters of credit in the third quarter of 2011. We are currently in negotiations with the lender to modify the terms of this loan.

In May 2011, we agreed to provide short-term financing in the total amount of $1.5 million to one of our unconsolidated joint ventures. We funded $0.6 million of this amount during the second quarter of 2011. This loan bears interest at the annual rate of 12% and matures in November 2011. The joint venture is currently under contract to sell one of the properties included in the portfolio and it has informed us that it intends to repay us with the proceeds of the sale.
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

We did not declare a dividend on our Listed Common Stock for the first two quarters of 2011 and do not currently expect to declare a dividend on our Listed Common Stock for the remainder of fiscal 2011.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units for the first two quarters of 2011, and does not expect to do so for the remainder of fiscal 2011.  As noted above, unless full cumulative distributions have been paid on the outstanding Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Listed Common Stock until all cumulative distributions have been paid with respect to the Preferred Units.

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

Pacific Office Properties Trust, Inc.

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through August 31, 2011, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month. There can be no assurance that we will continue to declare and pay daily dividends on our Senior Common Stock.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT.   At June 30, 2011, the cumulative unpaid distributions attributable to Preferred Units were $1.1 million, which we do not anticipate to pay in 2011.

Cash Flows -

Net cash provided by operating activities for the Company for the six months ended June 30, 2011 was $2.5 million compared to net cash provided by operating activities of $1.5 million for the six months ended June 30, 2010.  The increase in operating cash flows was primarily due to the release of a letter of credit of $1.5 million related to the City Square loan and a refund of a deposit of $2.0 million related to our unsuccessful acquisition of the GRE portfolio.

Net cash used in investing activities by the Company for the six months ended June 30, 2011 was $3.8 million compared to $4.0 million for the six months ended June 30, 2010. We assumed cash in the amount of $0.3 million upon the internalization of our Advisor during the six months ended June 30, 2011, with no similar activity in the prior year period. A reduction in our capital expenditures by approximately $2.3 million in the current year period compared to the prior year period was offset by $2.3 million paid in the current year period for our ownership interests in the newly-formed City Square and Pacific Business News Building joint ventures.

Net cash used in financing activities was $3.0 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $4.0 million during the six months ended June 30, 2010.  The primary reason for the decrease is that we have currently drawn the full $25.0 million available to us on our revolving credit facility.  In the prior year period, we had a $7.4 million draw on our revolving credit facility during the first six months of 2010, compared to a draw of $0.3 million in the current year period.  We are also in a cash preservation mode and reduced our distributions and dividends paid to the holders of our Listed Common Stock and Class B Common Stock and to the holders of Common Units of our Operating Partnership in the current year period compared to the prior year period.

Indebtedness

Mortgage and Other Loans -

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of June 30, 2011. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

Pacific Office Properties Trust, Inc.

PROPERTY	AMOUNT	INTEREST RATE	MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Clifford Center (1)	$3,082	6.00%	8/15/2011	$3,032	(2)
First Insurance Center	38,000	5.74%	1/1/2016	38,000	(3)
First Insurance Center	14,000	5.40%	1/6/2016	14,000	(4)
Sorrento Technology Center (5)	11,605	5.75% (5) (6)	1/11/2016 (5) (6)	10,825	(7)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(8)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(9)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(10)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(11)
Subtotal	$332,687
Revolving line of credit (12)	25,000	1.25%	12/31/2013	25,000
Outstanding principal balance	$357,687
Less: Unamortized discount, net	(1,462)
Net	$356,225

______________________

(1)	Requires monthly principal and interest payments of $39.8 thousand. The initial maturity date is August 15, 2011. We are currently in negotiations to extend the maturity date to August 15, 2014.
(2)    Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)
Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance.  No premium due after October 1, 2015.  Loan may also be defeased.

(4)	Loan is not prepayable until October 6, 2015; however, loan may be defeased. No premium is due upon prepayment.

(5)
We ceased making the required monthly debt service payments in the amount of $69 thousand on this loan in the second quarter of 2011, and on June 6, 2011, we received a notice of default accelerating the maturity date of the loan. As a result, interest is being incurred at the stated rate plus the default rate of 5% as stipulated in the loan agreement. We are currently in negotiations with the lender to modify the terms of this loan. The loan also requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property. We expect to fund these letters of credit in the third quarter of 2011.

(6)
Although the stated maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.0%.

(7)	No prepayment is permitted prior to October 11, 2015. Loan may be defeased.

(8)	Loan is prepayable subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(9)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(10)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(11)	Loan is prepayable, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.

(12)	The revolving line of credit matures on December 31, 2013. See “Revolving Line of Credit” below.

As of June 30, 2011, our ratio of total consolidated debt to total market capitalization was approximately 74.9%. Our total market capitalization of $503.7 million includes our total consolidated debt of $377.3 million, the market value of our Listed Common Stock and equivalents outstanding of $102.3 million (based on the closing price of our Listed Common Stock of $2.02 per share on the NYSE Amex on June 30, 2011) and the market value of our outstanding Senior Common Stock of $24.1 million (based on its $10.00 per share offering price).

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of

Pacific Office Properties Trust, Inc.

$10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of June 30, 2011 and December 31, 2010, we had outstanding borrowings of $25.0 million and $24.4 million, respectively, under the FHB Credit Facility.

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

Subordinated Promissory Notes -

At June 30, 2011 and December 31, 2010, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, to fund certain capital improvements upon the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through June 30, 2011, interest payments on the outstanding unsecured notes payable to related parties have been deferred.  At June 30, 2011 and December 31, 2010, $5.1 million and $4.3 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as well as the risk factors set forth below which update risk factors provided therein.  In addition to the other information set forth in this report, you should carefully consider these risk factors, which could materially affect our business, financial condition and results of operations.

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

We have $11.6 million in aggregate principal indebtedness secured by our Sorrento Technology Center property that is in default. We are currently in negotiations with the lender to modify the terms of the loan, but there can be no assurance that we will be able to retain our ownership of this property.

In addition, as of June 30, 2011, our unconsolidated joint venture properties had, in the aggregate, approximately $82.3 million of debt scheduled to mature in 2011 ($24.7 million has since matured and remains unpaid), and an additional $177.2 million of debt maturing in 2012.  If we or our joint venture partners are unable to service this debt, the lenders may foreclose on our joint venture properties or the joint ventures may have to deed properties back to the applicable lenders or otherwise dispose of properties, possibly on disadvantageous terms.  If any of our joint ventures deed properties back to the applicable lenders, we would be required to write off our investment in the applicable joint venture, which could have a material adverse effect on our business, financial condition or results of operations.  There can be no assurance that joint venture operations or contributions by us and/or our joint venture partners will be sufficient to repay these loans.

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

The notification received from the NYSE Amex has had no current effect on the listing of our shares of Listed Common

Stock on the exchange.  In May 2011, we submitted a plan to the exchange pursuant to which we intend to establish compliance with the requirements of Sections 1003(a)(i) and (ii) of the Company Guide by October 19, 2012. The plan was accepted by the exchange in July 2011. Subject to our compliance with the plan and with the exchange’s other continued listing standards, we expect that our shares of Listed Common Stock will remain listed on the NYSE Amex during the plan period.  There can be no assurance, however, we will be able to successfully implement our plan or that we will be able to comply with the exchange’s other continued listing standards during the plan period.  If the exchange initiates suspension or delisting procedures, we could appeal any such decision to the exchange, but there can be no assurance that any appeals by us to the exchange would be successful.  Any suspension or delisting could adversely affect the market price and the liquidity of our Listed Common Stock and negatively impact our financial condition and business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, we redeemed shares of our Senior Common Stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011(1)	3,782	$9.54	—	—
May 1, 2011 to May 31, 2011	—	$—	—	—
June 1, 2011 to June 30, 2011	—	$—	—	—
Total	3,782	$9.54	—	—
___________

(1)    Although we had no obligation to do so, we purchased all of the shares held by a single investor of our Senior Common Stock in a negotiated transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1
Contribution Agreement, dated as of May 2, 2011, among Pacific Office Properties Trust/3800 N. Central, LLC, Pacific Office Properties Trust/3838 N. Central, LLC, Pacific Office Properties Trust/4000 N. Central, LLC, POP City Square, LLC, AGR VII CS Member, L.L.C., AGR VIII (A) CS Member, L.L.C. and AG-POP CS Parent, L.L.C. (excluding exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request) (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 6, 2011 (File No. 001-09900) and incorporated herein by reference).

3.1
Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-09900) and incorporated herein by reference).

3.2
Articles Supplementary of the Company dated November 20, 2009 (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-09900) and incorporated herein by reference).

3.3
Articles of Amendment of the Company dated November 20, 2009 (previously filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-09900) and incorporated herein by reference).

3.4
Articles of Amendment of the Company dated January 5, 2010 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

3.5
Articles Supplementary of Board of Directors Reclassifying and Designating a series of common stock as Senior Common Stock, dated March 4, 2010 (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed March 9, 2010 (File No. 001-09900) and incorporated herein by reference).

3.6
Certificate of Correction to Articles Supplementary, dated April 30, 2010 (previously filed as Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-09900) and incorporated herein by reference).

3.7
Articles of Amendment of the Company dated November 1, 2010 (previously filed as Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-09900) and incorporated herein by reference).

3.8
Amended and Restated Bylaws dated December 20, 2010 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 27, 2010 (File No. 001-09900) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	August 12, 2011	By:	/s/ James R. Ingebritsen
James R. Ingebritsen
Chief Executive Officer

By:	/s/ Michael C. Burer
Michael C. Burer
Chief Financial Officer