Form 10-Q
period 2011-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2011-11-14
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2011 there were issued and outstanding 3,941,142 shares of common stock listed on the NYSE Amex, par value $0.0001 per share (“Listed Common Stock”); 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Investments in real estate, net	$283,539	$353,137
Cash and cash equivalents	4,777	9,112
Restricted cash	4,545	9,851
Rents and other receivables, net	2,169	2,302
Deferred rents	4,803	6,332
Intangible assets, net	14,125	24,801
Acquired above-market leases, net	223	358
Other assets, net	3,628	5,141
Goodwill	48,549	48,549
Investments in unconsolidated joint ventures	6,406	8,802
Total assets	$372,764	$468,385
LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$356,208	$420,126
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	28,646	31,816
Acquired below-market leases, net	5,365	7,918
Total liabilities	411,323	480,964
Commitments and contingencies (Note 10)
Equity:
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 and $24,179 for September 30, 2011 and December 31, 2010 respectively) 40,000,000 shares authorized, 2,410,839 and 2,417,867 shares issued and outstanding at September 30, 2011 and December 31, 2010	21,459	21,525
Listed Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 and 3,903,050 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	110	50
Cumulative deficit	(156,175)	(150,524)
Total stockholders' equity (deficit)	(134,421)	(128,764)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(31,406)	(11,083)
Total equity (deficit)	(38,559)	(12,579)
Total liabilities and equity (deficit)	$372,764	$468,385

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	September 30,
	2011	2010
Revenue:
Rental	$7,233	$10,876
Tenant reimbursements	5,166	5,324
Property management and other services	1,300	—
Parking	1,633	2,025
Other	121	91
Total revenue	15,453	18,316
Expenses:
Rental property operating	7,914	10,168
General and administrative	2,395	687
Depreciation and amortization	3,717	5,649
Interest	6,306	9,133
Acquisition costs	12	630
Total expenses	20,344	26,267
Loss before equity in net earnings (loss) of unconsolidated joint ventures	(4,891)	(7,951)
Equity in net earnings (loss) of unconsolidated joint ventures	(1,121)	140
Net loss	(6,012)	(7,811)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	5,480	6,617
	4,912	6,049
Dividends on Senior Common Stock	(437)	(49)
Net loss attributable to common stockholders	$(1,537)	$(1,811)
Net loss per common share - basic and diluted	$(0.39)	$(0.46)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,903,150

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the nine months ended
	September 30,
	2011	2010
Revenue:
Rental	$25,837	$31,621
Tenant reimbursements	15,397	16,742
Property management and other services	3,533	—
Parking	5,429	6,093
Other	1,013	267
Total revenue	51,209	54,723
Expenses:
Rental property operating	25,852	29,885
General and administrative	8,029	2,091
Depreciation and amortization	12,801	17,178
Interest	20,035	22,580
Abandoned offering costs	420	—
Acquisition costs	279	630
Impairment on long-lived assets	14,784	—
Total expenses	82,200	72,364
Loss before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non-operating income	(30,991)	(17,641)
Gain on forgiveness of debt	10,045	—
Equity in net earnings (loss) of unconsolidated joint ventures	(2,515)	184
Non-operating income	507	—
Net loss	(22,954)	(17,457)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,704)	(1,704)
Common unitholders in the Operating Partnership	20,322	15,113
	18,618	13,409
Dividends on Senior Common Stock	(1,312)	(53)
Net loss attributable to common stockholders	$(5,648)	$(4,101)
Net loss per common share - basic and diluted	$(1.44)	$(1.06)

Weighted average number of common shares outstanding - basic and diluted	3,918,080	3,869,991

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the nine months ended
	September 30,
	2011	2010
Operating activities
Net loss	$(22,954)	$(17,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,801	17,178
Abandoned tenant improvement project	111	—
Impairment on long-lived assets	14,784	—
Gain on forgiveness of debt	(10,045)	—
Gain on internalization of the Advisor	(507)	—
Deferred rent	126	(984)
Deferred ground rents	1,559	1,567
Interest amortization	2,117	1,044
Share based compensation	60	150
Above- and below-market lease amortization, net	(876)	(1,495)
Equity in net earnings (loss) of unconsolidated joint ventures	2,515	(184)
Net operating distributions received from unconsolidated joint ventures	—	179
Bad debt expense	277	362
Changes in operating assets and liabilities:
Restricted cash used for operating activities	4,531	(233)
Rents and other receivables	(142)	(348)
Other assets	928	(1,677)
Accounts payable and other liabilities	(2,027)	5,299
Net cash provided by operating activities	3,258	3,401
Investing activities
Improvement of real estate	(3,437)	(5,865)
Deposit for acquisition of real estate	—	(5,000)
Investment in unconsolidated joint ventures	(2,876)	—
Acquisition of Advisor, net of cash received	293	—
Capital distributions from unconsolidated joint ventures	1,963	1,472
Capital contributions to unconsolidated joint ventures	(125)	—
Payment of leasing commissions	(663)	(1,249)
Interim financing provided to unconsolidated joint venture	(600)	—
Decrease in restricted cash used for capital expenditures	1,371	349
Net cash used in investing activities	(4,074)	(10,293)
Financing activities
Repayment of mortgage notes payable	(299)	(352)
Proceeds from mortgage notes payable	—	238
Borrowings from revolving credit facility	553	13,100
Proceeds from sale of Senior Common Stock, net	—	5,905
Senior Common Stock repurchase	(66)	—
Financing costs	(1,558)	—
Offering costs	—	(1,935)
Security deposits	(84)	(97)
Senior Common Stock dividends	(1,295)	(24)
Listed Common Stock dividends	(47)	(593)
Redemption of OP units	—	(500)
Distributions to non-controlling interests - Preferred unitholders	(568)	(1,704)
Distributions to non-controlling interests - Common unitholders	(155)	(2,145)
Net cash (used in) provided by financing activities	$(3,519)	$11,893
Increase in cash and cash equivalents	(4,335)	5,001
Cash and cash equivalents at beginning of period	9,112	2,354
Cash and cash equivalents at end of period	$4,777	$7,355
Supplemental cash flow information
Interest paid	$15,801	$18,217
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued dividends and distributions	$1,704	$—
Accrued capital expenditures	$(895)	$1,103

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

Through our Operating Partnership, as of September 30, 2011, we owned six office properties comprising approximately 1.5 million rentable square feet and interests (ranging from 5.0% to approximately 32.2%) in 19 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 3.5 million rentable square feet (the “Property Portfolio”).  As of September 30, 2011, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.  Our property statistics as of September 30, 2011, were as follows:

	Number of Properties	Buildings	Property Portfolio Sq. Ft.
Wholly-owned properties	6	7	1,512,137
Unconsolidated joint ventures properties	19	41	3,454,283
Total	25	48	4,966,420

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

We internalized our management by acquiring our Advisor effective as of February 1, 2011.  We now employ our executive officers and other employees through our former Advisor, Pacific Office Management, which is now our subsidiary.  By employing personnel, we are now subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  We are also responsible for all costs previously incurred by the Advisor in the management of our Company, but we are relieved of the $0.8 million annual advisory fee.  Because the Advisor operates at a loss, we continue to focus on reducing corporate overhead expenses.

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2011, we expect to spend approximately $2.9 million in committed capital expenditures and leasing costs.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

As of September 30, 2011, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $356.2 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $377.3 million, with a weighted average interest rate of 5.92% (utilizing default interest rates for the Sorrento Technology Center loan), and a weighted average remaining term of 4.41 years.

We have $11.6 million in aggregate principal indebtedness secured by our Sorrento Technology Center property that is in default as of September 30, 2011.  On June 6, 2011, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  We are currently in negotiations with the lender to modify the terms of the loan.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  In May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. As a result of our default, our intent and ability to hold the asset long-term was adversely impacted. Based on this event, we concluded the carrying value of the asset may not be fully recoverable and recorded a non-cash asset impairment charge of $3.3 million which is reflected in the nine month operating results ended September 30, 2011. In addition, as previously mentioned, we contributed our Pacific Business News Building and City Square properties into joint ventures with a third party based on fair values below the current carrying values. As a result, we recorded additional non-cash asset impairment charges of $5.1 million and $6.4 million, respectively. No impairment was identified for the three months ended September 30, 2011and no impairment was identified for the three and nine months ended September 30, 2010.

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

Investments in unconsolidated joint ventures are initially recorded at cost and are subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or distributions received from, the joint ventures and other adjustments.  We record distributions of operating profit from our investments in unconsolidated joint ventures as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the consolidated statements of cash flows.  A description of our impairment policy is set forth within this Note 2.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value, which is less than the carrying value of an investment, is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value.  During a periodic impairment review, we noted uncertainty surrounding debt that matured in May 2011 secured by our US Bank property and as a result, we recorded a non-cash impairment charge of approximately $1.4 million during the three months ended June 30, 2011 to write off our investment in the unconsolidated joint venture that owns our US Bank property. In addition, during the third quarter of 2011, we noted uncertainty surrounding debt that is scheduled to mature in the first quarter of 2012 secured by our Black Canyon property and the properties that constitute our SoCal Portfolio ("SoCal Portfolio"), and as a result, we recorded non-cash impairment charges of approximately $0.06 million and $1.1 million, respectively, during the three months ended September 30, 2011 to write down our investments in the unconsolidated joint ventures that own these properties. Our equity interests in the Black Canyon and SoCal Portfolio joint ventures are 17.5% and 10%, respectively. These non-cash impairment charges are included in “equity from earnings of unconsolidated joint ventures” on the consolidated statement of operations. At September 30, 2011, our remaining investments in the Black Canyon and SoCal Portfolio joint ventures were $0.04 million and $0.79 million, respectively. The SoCal Portfolio includes 15 office and flex buildings totaling approximately 1,000,000 rentable square feet situated on seven properties (Via Frontera Business Park, Poway Flex, Carlsbad Corporate Center, Savi Tech Center, Yorba Linda Business Park, South Coast Executive Center and Gateway Corporate Center) in Los Angeles, Orange and San Diego counties in Southern California. We did not recognize an impairment loss on our investment in unconsolidated joint ventures during the three or nine months ended September 30, 2010.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight-line rent adjustment included in rental revenues was an increase of $0.05 million and $0.35 million for the three months ended September 30, 2011 and 2010, respectively.  The straight line rent adjustment included in rental revenues was a decrease of ($0.13) million and an increase of $0.98 million for the nine months ended September 30, 2011 and 2010, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.5 million and $0.9 million as of September 30, 2011 and December 31, 2010, respectively.

Notes Receivable

Notes receivable are recorded and carried at the amount stipulated per the loan agreement. In May 2011, we agreed to provide short-term financing in the total amount of $1.5 million to one of our unconsolidated joint ventures. We funded $0.6 million of this amount during the second quarter of 2011. No amounts were advanced during the third quarter of 2011. This loan bore interest at the annual rate of 12%, compounded annually, and was scheduled to mature in November 2011. At September 30, 2011, the joint venture was under contract to sell one of the properties included in the portfolio and informed us that it intended to repay us with the proceeds of the sale. The note receivable and related interest of 12% per annum are included in rents and other receivables, net in the accompanying consolidated balance sheets. The sale of the property under contract was consummated in October 2011 and the loan and accrued interest were repaid in full. See further discussion under Note 17, Subsequent Events.
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

 Restricted Cash

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures, tenant improvements and leasing costs held by lenders.  As of December 31, 2010, we also had $1.5 million reserved to fund a letter of credit held by a

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

lender for a loan in default.  Upon the May 2011 closing of the City Square joint venture with a third party and the joint venture's repayment of the City Square mezzanine note at a discount, the funds used for the letter of credit were returned to us.

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

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from five to 42 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (i) the tenant’s remaining lease term or (ii) the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years.  Properties that are acquired that are subject to ground leases are depreciated over the lesser of the useful life or the remaining life of the related leases as of the date of assumption of the lease.

Equity Offering Costs

Costs from potential equity offerings are reflected in other assets, net in the accompanying consolidated balance sheets and are reclassified as a reduction in additional paid-in capital if and when the offering is successfully completed.  Costs include legal, accounting, marketing and other professional fees associated with the offering.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet are expensed.  During the nine months ended September 30, 2011, we expensed $0.4 million of costs related to an unsuccessful public offering of Listed Common Stock.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Pursuant to the Code, we may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

in any real estate or non-real estate related business. A TRS is treated as a corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. As of December 31, 2010, none of our subsidiaries had elected to be treated as a TRS. However, effective as of February 1, 2011, we internalized our management by acquiring all of the outstanding stock of our Advisor for an aggregate purchase price of $25,000 payable in cash. We intend to elect to treat this entity, Pacific Office Management, as a TRS for income tax purposes.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under the amendments in ASU No. 2011-08, an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 will apply to our disclosures in Note 2 related to our annual goodwill impairment test.

3. Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2011 (unaudited), and at December 31, 2010, are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Land and land improvements	$48,877	$69,040
Building and building improvements	249,065	294,829
Tenant improvements	29,376	35,681
Construction in progress	870	2,757
Furniture, fixtures and equipment	1,354	1,391
Investments in real estate	329,542	403,698
Less: accumulated depreciation	(46,003)	(50,561)
Investments in real estate, net	$283,539	$353,137

4. Intangible Assets and Acquired Above- and Below-Market Lease Liabilities

Our identifiable intangible assets and acquired above- and below-market leases, net at September 30, 2011 (unaudited), and at December 31, 2010, are summarized as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	September 30, 2011	December 31, 2010
Acquired leasing commissions
Gross amount	$7,316	9,596
Accumulated amortization	(4,186)	(5,528)
Net balance	3,130	4,068

Acquired leases in place
Gross amount	10,573	15,823
Accumulated amortization	(8,661)	(12,103)
Net balance	1,912	3,720

Acquired tenant relationship costs
Gross amount	12,844	18,312
Accumulated amortization	(5,855)	(6,899)
Net balance	6,989	11,413

Acquired other intangibles
Gross amount	3,152	7,139
Accumulated amortization	(1,058)	(1,539)
Net balance	2,094	5,600

Intangible assets, net	$14,125	$24,801

Acquired above-market leases
Gross amount	$2,018	$2,167
Accumulated amortization	(1,795)	(1,809)
Acquired above-market leases, net	$223	$358

Acquired below-market leases
Gross amount	$9,133	$15,245
Accumulated amortization	(3,768)	(7,327)
Acquired below-market leases, net	$5,365	$7,918

5. Investments in Unconsolidated Joint Ventures

At September 30, 2011, we owned interests in nine joint ventures (including managing ownership interests in six of those nine, holding 19 office properties, comprised of 41 office buildings and approximately 3.5 million rentable square feet.  Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  In exchange for our equity investment in these joint ventures, we are entitled to fees, preferential allocations of earnings and cash flows from each respective joint venture.

At September 30, 2011 and December 31, 2010, the JV Basis Differential was approximately ($0.1 million) and $1.0 million, respectively, and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. During the nine months ended September 30, 2011, we recognized approximately $1.2 million of amortization expense attributable to the JV Basis Differential (primarily related to the write-off of the JV Basis Differential in the US Bank, Black Canyon and SoCal Portfolio Investments), which is included in equity in net earnings (loss) of unconsolidated joint ventures in our consolidated statement of operations.
During the second quarter of 2011, we identified impairment indicators that are other than temporary, and as such, we do not believe we will be able to recover our 7.5% equity interest in the unconsolidated joint venture that owns our US Bank property. We determined that there was uncertainty surrounding debt secured by our US Bank property due to its maturity in May 2011. Accordingly, we recorded a non-cash impairment charge of approximately $1.4 million during the three months ended June 30, 2011. In addition, during the third quarter of 2011 we noted uncertainty surrounding debt that is scheduled to mature in the first

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

quarter of 2012 secured by our Black Canyon property and the properties that constitute our SoCal Portfolio, and as a result, we recorded non-cash impairment charges of approximately $0.06 million and $1.1 million, respectively, during the three months ended September 30, 2011 to write down our investments in the unconsolidated joint ventures that own these properties. Our equity interests in the Black Canyon and SoCal Portfolio joint ventures are 17.5% and 10%, respectively. At September 30, 2011, our remaining investments in the Black Canyon and SoCal Portfolio joint ventures were $0.04 million and $0.79 million, respectively. The SoCal Portfolio includes 15 office and flex buildings totaling approximately 1,000,000 rentable square feet situated on seven properties (Via Frontera Business Park, Poway Flex, Carlsbad Corporate Center, Savi Tech Center, Yorba Linda Business Park, South Coast Executive Center and Gateway Corporate Center) in Los Angeles, Orange and San Diego counties in Southern California. These non-cash impairment charges are presented in “equity in net earnings of unconsolidated joint ventures” on our consolidated statement of operations and represents the difference between the estimated fair value of our investment in these unconsolidated joint venture and their carrying values. Our estimates of the fair values of our investments in these unconsolidated joint ventures were determined using widely accepted valuation techniques, including discounted cash flow analysis on expected cash flows as well as other subjective assumptions that are subject to economic and market uncertainties.

Contribution of Wholly-Owned Assets into Unconsolidated Joint Ventures

On April 13, 2011, we contributed our Pacific Business News Building property to a newly-formed joint venture with Angelo Gordon & Co. (“Angelo Gordon”).  The joint venture paid off a previously discounted loan of $8.7million, secured by the property, which had matured in April 2010.

On May 2, 2011, we contributed our City Square property to a newly-formed joint venture with Angelo Gordon.  The joint venture paid off a previously discounted mezzanine loan of $19.5 million and assumed the senior loan of $27.5 million , encumbering the City Square property, each of which had matured in September 2010.  The lender also extended the maturity date of the senior loan to June 15, 2011. The joint venture refinanced the aforementioned senior loan with a new loan that matures in January 2014.

Acquisition of a Joint Venture Investment

On August 30, 2011, we, along with our joint venture partner Angelo Gordon, acquired the Valencia Corporate Center property, located in Santa Clarita, California.     The property was acquired by the joint venture that also owns our Pacific Business News building property. The Company's investment in this joint venture increased by $0.5 million.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental	$14,003	$11,528	$37,257	$34,431
Other	3,449	2,385	9,229	7,211
Total revenues	17,452	13,913	46,486	41,642
Expenses:
Rental operating	8,553	5,409	21,408	16,966
Depreciation and amortization	6,539	5,443	18,413	17,301
Interest	7,058	5,955	18,796	17,994
Acquisition costs	357	—	1,396	—
Total expenses	22,507	16,807	60,013	52,261
Net loss	$(5,055)	$(2,894)	$(13,527)	$(10,619)

Equity in net earnings (loss) of unconsolidated joint ventures (a)	$(1,121)	$140	$(2,515)	$184

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	September 30, 2011	December 31, 2010
Investment in real estate, net	$443,256	$381,738
Other assets	88,106	65,064
Total assets	$531,362	$446,802
Mortgage and other loans	$401,952	$365,573
Other liabilities	25,542	20,073
Total liabilities	$427,494	$385,646
Investment in unconsolidated joint ventures	$6,406	$8,802
_________

(a)
The total earnings of all the respective joint ventures of the Company, for all periods presented, are in a loss position. However, the equity in net earnings of the joint ventures attributable to the Company is positive for the three and nine month periods ended September 30, 2010. This occurred because the Company's effective ownership in the various joint ventures ranges from 5.0% to approximately 32.2% and therefore only a portion of the losses of the joint ventures was attributable to the Company. In addition, the Company earns a priority return which, for the three and nine month periods ended September 30, 2010, exceeded the attributable losses, resulting in net earnings attributable to the Company for these periods. Our equity in net earnings of unconsolidated joint ventures is negative for the three and nine month periods ended September 30, 2011 primarily because of the non-cash impairment charges recorded in connection with the write-off of our investment in the unconsolidated joint venture that owns our US Bank property and the write down of our investments in the unconsolidated joint ventures that own our Black Canyon property and the properties that constitute our SoCal Portfolio.

6. Other Assets, net

  Other assets, net consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred loan fees, net of accumulated amortization of $1.5 million and $1.7 million at September 30, 2011 and December 31, 2010, respectively	$1,338	$1,846
Prepaid expenses	2,290	1,305
Acquisition deposits	—	1,990
Total other assets, net	$3,628	$5,141

7. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable	$437	$1,150
Interest payable	7,041	6,675
Deferred revenue	1,439	1,690
Security deposits	1,952	2,618
Deferred straight-line ground rent	10,246	8,708
Accrued expenses	6,928	10,334
Asset retirement obligations	603	641
Total accounts payable and other liabilities	$28,646	$31,816

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

8. Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount or premium, at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	Outstanding Principal Balance, Net at
Property	September 30, 2011	December 31, 2010	Interest Rate	Maturity Date
Clifford Center	$3,001	$3,226	4.375(a)%	8/15/2014(a)
First Insurance Center	37,603	37,533	5.74%	1/1/2016
First Insurance Center	13,852	13,826	5.40%	1/6/2016
Sorrento Technology Center	11,469	11,521	5.75 (b)%	1/11/2016 (b)
Pan Am Building	59,973	59,969	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,310	94,209	5.86%	11/11/2016
Pacific Business News Building (c)	—	11,601	6.98%	(c)
City Square (d)	—	27,500	5.58%	(d)
City Square (e)	—	25,294	LIBOR + 2.35%	(e)
Subtotal	331,208	395,679
Revolving line of credit (f)	25,000	24,447	1.15%	12/31/2013
Total	$356,208	$420,126
 ____________

(a)
The terms of the Clifford Center loan were amended in August 2011 extending the maturity date to August 15, 2014, changing the interest rate to float simultaneously with the lender's prime rate and adjusting the principal portion of the monthly payment to $31.6 thousand.

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

(c)
The loan secured by the Pacific Business News Building property had matured and we had a forbearance agreement in place as of December 31, 2010. In April 2011, we contributed this property into a joint venture with a third party and the joint venture repaid the loan at a discount.

(d)
The senior loan secured by the City Square property had matured and we had a forbearance agreement in place as of December 31, 2010. In May 2011, we contributed this property into a joint venture with a third party that assumed the loan in full and subsequently refinanced it with a new loan that matures in January 2014.

(e)
The mezzanine loan secured by a pledge of the ownership interests in the entities owning the City Square property had matured and we had a forbearance agreement in place as of December 31, 2010. In May 2011, we contributed this property into a joint venture with a third party and the joint venture repaid the loan at a discount.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding September 30, 2011 are as follows (in thousands and includes scheduled principal paydowns):

2011 (1)	$11,689
2012	379
2013	25,379
2014	2,148
2015	—
Thereafter	318,000
Total (2)	$357,595
 _______________

(1)	Includes the loan secured by Sorrento Technology Center, which was declared immediately due and payable by the lender on June 6, 2011 as we have ceased making the required debt service payments.

(2)
This balance is the gross amount and does not include the discount of $1,387 thousand which is included in the outstanding balance of $356,208 thousand as shown in mortgage and other loans, net, in the accompanying balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of September 30, 2011 and December 31, 2010, we had outstanding borrowings of $25.0 million and $24.4 million, respectively, under the FHB Credit Facility.

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

9. Unsecured Notes Payable to Related Parties

At September 30, 2011 and December 31, 2010, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, to fund certain capital improvements upon the completion of our formation transactions and upon the exercise of options granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through September 30, 2011, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At September 30, 2011 and December 31, 2010, $5.6 million and $4.3 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of September 30, 2011 and December 31, 2010, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million for both periods.  The accretion expense for the three and nine months ended September 30, 2011 and 2010 was not significant.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of September 30, 2011 and December 31, 2010, the liability in our consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of September 30, 2011, this amount is projected to be $2.9 million during the remainder of 2011 and in 2012.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our committed capital expenditures.

The loan secured by our Sorrento Technology Center property requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.  Based on our current occupancy expectations for this property, we expect to be funding these letters of credit in the fourth quarter of 2011.

In May 2011, we agreed to provide short-term financing in the total amount of up to $1.5 million to one of our unconsolidated joint ventures. We funded $0.6 million of this amount during the second quarter of 2011. No amounts were advanced during the third quarter of 2011. This loan bore interest at the annual rate of 12%, compounded annually, and was scheduled to mature in November 2011. At September 30, 2011, the joint venture was under contract to sell one of the properties included in the portfolio, Palomar Heights Corporate Center, and informed us that it intended to repay us with the proceeds of the sale. The note receivable and related interest of 12% per annum are included in "Rents and other receivables, net" in the accompanying consolidated balance sheets. The sale of Palomar Heights Corporate Center was consummated in October 2011 and the loan and accrued interest were repaid in full. See further discussion under Note17, Subsequent Events.
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

Indemnities

The mortgage debt that we maintain for our consolidated properties and unconsolidated joint venture properties is typically

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Reynolds or, with respect to one loan, Mr. Shidler, or, in some instances, by our Operating Partnership. Our Operating Partnership has agreed to indemnify Messrs. Reynolds and Shidler to the extent of their guaranty liability. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk, except to the extent of the recourse carve-outs. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

11. Equity (Deficit) and Earnings (Loss) per Share

Total Equity

The changes in total equity (deficit) for the period from December 31, 2010 to September 30, 2011 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2010	$(128,764)	$127,268	$(11,083)	(12,579)
Net loss	(4,335)	1,705	(20,323)	(22,953)
Senior common stock repurchase	(66)	—	—	(66)
Stock compensation	60	—	—	60
Dividends and distributions	(1,316)	(1,705)	—	(3,021)
Balance at September 30, 2011	$(134,421)	$127,268	$(31,406)	$(38,559)

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

Our Senior Common Stock ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Listed Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Listed Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Listed Common Stock based on the average of the trailing 30-day closing price of the Listed Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of September 30, 2011 and December 31, 2010, we had a total of 2,410,839 and 2,417,867 shares of Senior Common Stock issued and outstanding for net proceeds of $21.5 million.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

General Partnership Interest

The Company’s general partnership interest in the Operating Partnership is denominated in a number of Common Units equal

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.26% of the Common Units outstanding as of September 30, 2011.  On August 4, 2010, our Operating Partnership redeemed 198,263 Common Units with a book value of $0.6 million for consideration of $0.9 million. The resulting difference of $0.3 million was recorded as an adjustment to additional paid-in capital and cumulative deficit in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, the redemption of a non-controlling interest that does not result in a change in control is considered to be an equity transaction with no gain or loss recorded on the redemption. During the year ended December 31, 2010, no Preferred Units were redeemed or issued. As of September 30, 2011, 46,698,532 shares of our Listed Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2011, the cumulative unpaid distributions attributable to Preferred Units were $1.7 million.  We anticipate continuing to accrue these distributions for the remainder of 2011.

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

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to the Advisor one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Listed Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Listed Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of September 30, 2011, that share of Proportionate Voting Preferred Stock represented 87.9% of our voting power.  In connection with the internalization of our management, our Advisor sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

holding the Common Units and Preferred Units issued in the formation transactions.

As of September 30, 2011, Venture owned 46,173,693 shares of our Listed Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 91.5% of the total voting power in the Company.

Loss per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares of Listed Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of shares of Listed Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Listed Common Stock for all potentially dilutive shares of Listed Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.74% and 78.26%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share/unit (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders - basic and diluted(1)	$(1,537)	$(1,811)	$(5,648)	$(4,101)

Weighted average number of common shares	3,941,242	3,903,150	3,918,080	3,869,991
Potentially dilutive common shares (2)	—	—	—	—
Weighted average number of common shares outstanding — basic and diluted	3,941,242	3,903,150	3,918,080	3,869,991
Net loss per common share — basic and diluted	$(0.39)	$(0.46)	$(1.44)	$(1.06)
______________

(1)
For the three and nine months ended September 30, 2011 and 2010, net loss attributable to common stockholders includes $0.6 million and $1.7 million of priority allocation to Preferred Unit holders each, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions during the current year period, but does not anticipate paying the distributions in 2011. See below for additional detail.

(2)
14,101,004 shares of Listed Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 2,411,826 shares of Senior Common Stock, for the three months ended September 30, 2011 were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

14,101,004 shares of Listed Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 2,414,736 shares of Senior Common Stock, for the nine months ended September 30, 2011 were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;
Approximately 47,615 non-vested restricted stock units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 275,483 shares of Senior Common Stock, for the three months ended September 30, 2010, were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position; and
Approximately 47,615 non-vested restricted stock units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 99,309 shares of Senior Common Stock, for the nine months ended September 30, 2010,were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Refer to “Non-Controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through December 31, 2011, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2011, the cumulative unpaid distributions attributable to Preferred Units were $1.7 million, which we do not anticipate to pay in 2011.

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

Prior to the internalization, we paid amounts to our Advisor relating to property management, leasing, property transactions and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the nine months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2010

Property management fees
to affiliates of Advisor(1)	$223	$715	$2,276
Corporate management fees to Advisor	63	188	563
Leasing commissions(2)	—	1	254
Construction management fees and other	3	6	42
Total	$289	$910	$3,135

________________________

1.
Property management fees are calculated as a percentage of the rental cash receipts collected by the properties under management (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.

2.	Leasing commissions are capitalized as deferred leasing costs and are amortized over the life of the related lease.

Prior to internalization, our Advisor leased space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.2 million for the three months ended September 30, 2010, $0.5 million for the nine months ended September 30, 2010 and $0.1 million for the one month ended January 31, 2011.

The purchase price of $25,000 for our Advisor was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The $0.5 million gain is reflected as non-operating income in the consolidated income statement for the nine months ended September 30, 2011.  The gain calculation and purchase accounting were finalized during the second quarter of 2011, resulting in an adjustment to non-operating income of $17 thousand during the three months ended June 30, 2011. No further adjustment was recorded during the quarter ended September 30, 2011.

Since February 1, 2011, we recognized the following revenues, primarily from management contracts with our joint ventures, and expenses due to the internalization of the Advisor (in thousands).

Revenues:
Property management and other services	$3,533
Rental and other	265
Total revenues	$3,798

Expenses:
General and administrative and other	$6,145
Total expenses	$6,145

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Pro forma revenues	$15,451	$15,180	$46,687	$45,353
Pro forma net loss attributable to common stockholders	$(1,535)	$(1,300)	$(5,255)	$(3,816)
Pro forma loss per common share	$(0.39)	$(0.33)	$(1.34)	$(0.99)

Acquisition of a Joint Venture Investment

On August 30, 2011, we, along with our joint venture partner Angelo Gordon, acquired the Valencia Corporate Center property, located in Santa Clarita, California.     The property was acquired by the joint venture that also owns our Pacific Business News building property. The Company's investment in this joint venture increased by $0.5 million.

13. Related Party Transactions

On September 2, 2009, as security for the FHB Credit Facility, Shidler LP pledged to the Lender (the “Shidler LP Pledge”) a certificate of deposit in the principal amount of $10.0 million (the “Certificate of Deposit”).  As a condition to the Shidler LP Pledge, our Operating Partnership and Shidler LP entered into an Indemnification Agreement, effective as of September 2, 2009 (the “Indemnification Agreement”), pursuant to which we agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the Shidler LP Pledge.  In addition, to the extent that all or any portion of the Certificate of Deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full to Shidler LP.  Pursuant to the Indemnification Agreement, we also agreed to pay to Shidler LP an annual fee of 2.0% of the entire principal amount of the Certificate of Deposit.  As of December 30, 2009, the amount of the security was increased to $15.0 million and subsequently further increased to $25.0 million on May 25, 2010.  During the three months ended September 30, 2011 and 2010, we paid $0.1 million for both periods to Shidler LP for the annual fee. During the nine months ended September 30, 2011 and 2010, we paid $0.4 million and $0.3 million, respectively, to Shidler LP for the annual fee. See Note 8 for more discussion on the FHB Credit Facility.

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

At September 30, 2011 and December 31, 2010, $5.6 million and $4.3 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these notes payable.

At September 30, 2011, we have $0.4 million of amounts receivable from related parties included in rents and other receivables on our consolidated balance sheets, which primarily consist of unpaid property management fees and lease commission fees from our joint ventures.  These amounts are a direct result of the internalization of the Advisor.  See Note 12 for additional discussion of transactions with our Advisor.

14. Share-Based Payments

On May 21, 2008, the Board of Directors of the Company adopted the 2008 Directors’ Stock Plan, as amended and restated (the “2008 Directors’ Plan”), subject to stockholder approval. The Company reserved 150,000 shares of the Company’s Listed Common Stock under the 2008 Directors’ Plan for the issuance of stock options, restricted stock awards, stock appreciation rights

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

The Company did not issue any restricted stock units in 2011. As of September 30, 2011, all of our share-based payments to directors have vested. In connection with these grants, the Company recorded $0 and $50,000, respectively, of stock-based compensation expense for the three months ended September 30, 2011 and 2010. The Company recorded $60,000 and $150,000 of stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,080	$133	$20	$7,233
Tenant reimbursements	5,123	43	—	5,166
Property management and other services	—	—	1,300	1,300
Parking	1,633	—	—	1,633
Other	60	11	50	121
Total revenue	13,896	187	1,370	15,453
Expenses:
Rental property operating	7,839	75	—	7,914
General and administrative	—	—	2,395	2,395
Depreciation and amortization	3,620	97	—	3,717
Interest	5,108	502	696	6,306
Acquisition costs	—	—	12	12
Total expenses	16,567	674	3,103	20,344
Loss before equity in net loss of unconsolidated
joint ventures	$(2,671)	$(487)	$(1,733)	(4,891)
Equity in net loss of unconsolidated joint ventures				(1,121)
Net loss attributable to non-controlling interests				4,912
Dividends on Senior Common Stock				(437)
Net loss attributable to common stockholders				$(1,537)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the nine months ended September 30, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$21,734	$4,048	$55	$25,837
Tenant reimbursements	15,054	343	—	15,397
Property management and other services	—	—	3,533	3,533
Parking	5,106	323	—	5,429
Other	689	56	268	1,013
Total revenue	42,583	4,770	3,856	51,209
Expenses:
Rental property operating	23,315	2,537	—	25,852
General and administrative	—	—	8,029	8,029
Depreciation and amortization	10,996	1,805	—	12,801
Interest	15,581	2,405	2,049	20,035
Abandoned offering costs	—	—	420	420
Acquisition costs	—	—	279	279
Impairment on long-lived assets	5,049	9,735	—	14,784
Total expenses	54,941	16,482	10,777	82,200
Loss before gain on forgiveness of debt, equity in net loss
of unconsolidated joint ventures and non-operating income	$(12,358)	$(11,712)	$(6,921)	(30,991)
Gain on forgiveness of debt				10,045
Equity in net loss of unconsolidated joint ventures				(2,515)
Non-operating income				507
Net loss attributable to non-controlling interests				18,618
Dividends on Senior Common Stock				(1,312)
Net loss attributable to common stockholders				$(5,648)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the three months ended September 30, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$7,776	$3,096	$4	$10,876
Tenant reimbursements	5,046	278	—	5,324
Parking	1,782	243	—	2,025
Other	32	8	51	91
Total revenue	14,636	3,625	55	18,316
Expenses:
Rental property operating	8,161	2,007	—	10,168
General and administrative	—	—	687	687
Depreciation and amortization	3,929	1,720	—	5,649
Interest	5,996	2,469	668	9,133
Acquisition costs	—	—	630	630
Total expenses	18,086	6,196	1,985	26,267
Loss before equity in net earnings of unconsolidated
joint ventures	$(3,450)	$(2,571)	$(1,930)	(7,951)
Equity in net earnings of unconsolidated joint ventures				140
Net loss attributable to non-controlling interests				6,049
Dividends on Senior Common Stock				(49)
Net loss attributable to common stockholders				$(1,811)

	For the nine months ended September 30, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$22,253	$9,357	$11	$31,621
Tenant reimbursements	15,887	855	—	16,742
Parking	5,367	726	—	6,093
Other	95	22	150	267
Total revenue	43,602	10,960	161	54,723
Expenses:
Rental property operating	24,368	5,517	—	29,885
General and administrative	—	—	2,091	2,091
Depreciation and amortization	11,837	5,341	—	17,178
Interest	16,629	4,121	1,830	22,580
Acquisition costs	—	—	630	630
Total expenses	52,834	14,979	4,551	72,364
Loss before equity in net earnings of unconsolidated
joint ventures	$(9,232)	$(4,019)	$(4,390)	(17,641)
Equity in net earnings of unconsolidated joint ventures				184
Net loss attributable to non-controlling interests				13,409
Dividends on Senior Common Stock				(53)
Net loss attributable to common stockholders				$(4,101)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of September 30, 2011 and December 31, 2010 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
Total assets:
September 30, 2011	$352,313	$9,872	$10,579	$372,764
December 31, 2010	$375,645	$73,351	$19,389	$468,385
Total goodwill:
September 30, 2011	$48,549	$—	$—	$48,549
December 31, 2010	$48,549	$—	$—	$48,549
Capital expenditures
For the three month period ended:
September 30, 2011	$1,223	$—	$—	$1,223
September 30, 2010	$1,402	$69	$—	$1,471
For the nine month period ended:
September 30, 2011	$2,652	$37	$—	$2,689
September 30, 2010	$6,843	$126	$—	$6,969

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

At September 30, 2011, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $356.2 million and $355.7 million, respectively.  At December 31, 2010, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the Pacific Business News Building and City Square loans in default at that date with a total carrying value of $64.4 million for which we could not practically determine the fair value) were $355.7 million and $342.2 million, respectively.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

17.     Subsequent Events

On October 14, 2011 one of our unconsolidated joint ventures completed the sale of one of its properties, Palomar Heights Corporate Center, to an unrelated third party. Net proceeds of the transaction, after repayment of mortgage indebtedness, were used to pay down other joint venture debt with the balance retained for working capital purposes. We are not expecting to receive a return of a portion of our equity investment from the transaction.

On October 17, 2011, we received a payment of $0.6 million representing payment in full of principal and accrued interest on advances we made in the second quarter of 2011 under a short-term financing arrangement with the aforementioned unconsolidated joint venture. The advances bore interest at the annual rate of 12%, compounded annually, and were scheduled to mature in November 2011. At September 30, 2011, the note receivable and related interest were included in Rents and other receivables, net in the accompanying consolidated balance sheets.

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

Overview –

We are a self-administered and self-managed REIT that owns and operates primarily institutional-quality office properties principally in selected long-term growth markets in southern California and Hawaii. As of September 30, 2011, we owned six office properties comprising approximately 1.5 million rentable square feet. At that date, we also owned interests (ranging from 5% to approximately 32.2%) in 19 joint venture properties, of which we have managing ownership interests in 15, comprising approximately 3.5 million rentable square feet.

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

Property Portfolio –

As of September 30, 2011, we owned 25 office properties, including the interests in our joint venture properties, comprising approximately 5.0 million rentable square feet in 48 buildings.  The following table presents an overview of our Property Portfolio, based on information as of September 30, 2011:

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)
Wholly-Owned Properties

Waterfront Plaza
500 Ala Moana Blvd.	1	554,695	100.0%	$18,967,238
Honolulu, HI 96813

Davies Pacific Center
841 Bishop Street	1	375,021	100.0%	9,439,379
Honolulu, HI 96813

Pan Am Building
1600 Kapiolani Blvd.	1	225,876	100.0%	6,939,331
Honolulu, HI 96814

First Insurance Center
1100 Ward Avenue	1	215,527	100.0%	7,450,427
Honolulu, HI 96814

Clifford Center
810 Richards Street	1	77,655	100.0%	1,811,457
Honolulu, HI 96813

Sorrento Technology Center
10140 Barnes Canyon Rd.	2	63,363	100.0%	676,381
10180 Barnes Canyon Rd.
San Diego, CA 92121

Total Wholly-Owned Properties	7	1,512,137		$45,284,213

Pacific Office Properties Trust, Inc.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)
Joint Venture Properties
Savi Tech Center
22705 Savi Ranch Pkwy.	4	371,098	10.0%	$7,047,987
22715 Savi Ranch Pkwy.
22725 Savi Ranch Pkwy.
22745 Savi Ranch Pkwy.
Yorba Linda, CA 92887

Yorba Linda Bus. Park
22833 La Palma Ave.	5	164,121	10.0%	1,500,147
22343 La Palma Ave.
22345 La Palma Ave.
22347 La Palma Ave.
22349 La Palma Ave.
Yorba Linda, CA 92887

Torrey Hills Corp. Center
11250 El Camino Real	1	23,478	32.2%	111,153
San Diego, CA 92130

Palomar Heights Plaza
5860 Owens Avenue	3	45,538	32.2%	704,892
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008

Palomar Heights Corp. Center(3)
5857 Owens Avenue	1	67,862	32.2%	1,426,518
Carlsbad, CA 92008

Scripps Ranch Bus. Park
9775 Business Park Ave.	2	48,146	32.2%	912,965
10021 Willow Creek Rd.
San Diego, CA 92131

Via Frontera Bus. Park
10965 Via Frontera Dr.	2	75,651	10.0%	727,481
10993 Via Frontera Dr.
San Diego, CA 92127

Poway Flex
13550 Stowe Drive	1	111,258	10.0%	1,501,966
Poway, CA 92064

Carlsbad Corp. Center.
1950 Camino Vida Roble	1	120,483	10.0%	2,465,796
Carlsbad, CA 92008

Pacific Office Properties Trust, Inc.

PROPERTY	NO. OF	RENTABLE	PERCENTAGE	ANNUALIZED
	BUILDINGS	SQ. FT.	OWNERSHIP	RENT(1)(2)
South Coast Exec. Center
1503 South Coast Dr.	1	60,798	10.0%	894,093
Costa Mesa, CA 92626

Gateway Corp. Center
1370 Valley Vista Dr.	1	85,048	10.0%	1,745,367
Diamond Bar, CA 91765

Black Canyon Corp. Ctr.
16404 N. Black Canyon Hwy.	1	218,694	17.5%	3,105,523
Phoenix, AZ 85053

Bank of Hawaii Waikiki Center
2155 Kalakaua Avenue	1	152,288	17.5%	7,420,064
Honolulu, HI 96815

Seville Plaza
5469 Kearny Villa Rd.	3	139,335	7.5%	2,142,143
5471 Kearny Villa Rd.
5473 Kearny Villa Rd.
San Diego, CA 92123

U.S. Bank Center
101 North First Ave.	2	372,606	7.5%	6,346,850
21 West Van Buren St.
Phoenix, AZ 85003

Pacific Business News Building
1833 Kalakaua Avenue	1	97,467	5.0%	1,914,976
Honolulu, HI 96815

Valencia Corporate Center
28470 Avenue Stanford	3	194,268	5.0%	4,431,493
28480 Avenue Stanford
28490 Avenue Stanford
Santa Clarita, CA 91355

City Square
3800 N. Central Ave.	3	750,331	5.0%	10,593,069
3838 N. Central Ave.
4000 N. Central Ave.
Phoenix, AZ 85012

Seaview Corporate Center	5	355,813	5.0%	10,220,455
10180 Telesis Court
10190 Telesis Court
10182 Telesis Court
10188 Telesis Court
San Diego, CA 92121
Total Joint Venture Properties	41	3,454,283		$65,212,938

Pacific Office Properties Trust, Inc.

1.
Annualized rent represents the monthly contractual rent under commenced leases as of September 30, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing September 2011 actual expense reimbursement billings. Total abatements committed to as of September 30, 2011 for the 12 months ending September 30, 2012 were approximately $0.4 million for our wholly-owned properties and $2.0 million for our joint venture properties.

2.
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

3.
Subsequent to September 30, 2011, the joint venture owning this property sold the property to an unrelated third party. Net proceeds of the transaction, after repayment of mortgage indebtedness, were used to pay down other joint venture debt with the balance retained for working capital purposes. We are not expecting to receive a return of a portion of our equity investment from the transaction.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2011 compared to the same periods in 2010 were significantly affected by the contribution of two of our wholly-owned properties, City Square and the Pacific Business News Building, into joint ventures with a third party ("Contribution Properties"). As a result, our results are not comparable from period to period. Therefore, in the tables below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio includes the results of our wholly-owned properties as of September 30, 2011 (specifically our five properties located in Honolulu, Hawaii - Waterfront Plaza, First Insurance Center, Davies Pacific Center, Clifford Center and the Pan-Am Building - and our Sorrento Technology Center property in San Diego, California). Our discussion of the results of our Same Properties Portfolio excludes the effects of the internalization of the Advisor.

Overview –

As of September 30, 2011, the Property Portfolio (including our consolidated and joint venture properties) was 81.4% leased to a total of 733 tenants. Approximately 5.0% of our Property Portfolio leased square footage was scheduled to expire during the remainder of 2011 and another 13.7% of our Property Portfolio leased square footage was scheduled to expire during 2012. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of September 30, 2011, our consolidated Honolulu portfolio was 88.0% leased, with approximately 165,400 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 77.4% leased, with approximately 54,700 square feet available.

Pacific Office Properties Trust, Inc.

As of September 30, 2011, our consolidated San Diego portfolio, which consists of our Sorrento Technology Center property, was 40.2% leased. Our San Diego portfolio attributable to our unconsolidated joint ventures was 82.3% leased, with approximately 175,200 square feet available.

As of September 30, 2011, our Phoenix portfolio attributable to our unconsolidated joint ventures was 71.8% leased, with approximately 370,600 square feet available.

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010 (in thousands)

	Same Properties				Total Portfolio
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue:
Rental	$7,326	$7,847	$(521)	(6.6)%	$7,233	$10,876	$(3,643)	(33.5)%
Tenant reimbursements	5,167	4,851	316	6.5%	5,166	5,324	(158)	(3.0)%
Property management and other services	—	—	—	N/A	1,300	—	1,300	100.0%
Parking	1,633	1,598	35	2.2%	1,633	2,025	(392)	(19.4)%
Other	113	83	30	36.1%	121	91	30	33.0%
Total revenue	14,239	14,379	(140)	(1.0)%	15,453	18,316	(2,863)	(15.6)%
Expenses:
Rental property operating	8,327	7,765	562	7.2%	7,914	10,168	(2,254)	(22.2)%
General and administrative	637	687	(50)	(7.3)%	2,395	687	1,708	248.6%
Depreciation and amortization	3,717	3,913	(196)	(5.0)%	3,717	5,649	(1,932)	(34.2)%
Interest	6,306	5,967	339	5.7%	6,306	9,133	(2,827)	(31.0)%
Acquisition costs	—	630	(630)	100.0%	12	630	(618)	(98.1)%
Total expenses	18,987	18,962	25	0.1%	20,344	26,267	(5,923)	(22.5)%
Loss before equity in net earnings (loss) of unconsolidated joint ventures	(4,748)	(4,583)	(165)	3.6%	(4,891)	(7,951)	3,060	(38.5)%
Equity in net earnings (loss) of unconsolidated joint ventures	(1,121)	140	(1,261)	(900.7)%	(1,121)	140	(1,261)	(900.7)%
Net loss	$(5,869)	$(4,443)	$(1,426)	32.1%	$(6,012)	$(7,811)	$1,799	(23.0)%

Revenues

Rental Revenue. Total rental revenue decreased by $3.6 million, or 33.5%, primarily due to the elimination of the Contribution Properties. Rental revenue for the Same Properties Portfolio decreased $0.5 million, or 6.6%, which is primarily due to decreased occupancy at our Waterfront Plaza property ($0.1 million) and our Davies Pacific Center ($0.1 million) in Hawaii. In addition, we experienced a reduction in rental revenue at Sorrento Technology Center ($0.2 million) because a large tenant moved out on December 31, 2010 and we have not yet re-leased the space.

Tenant Reimbursements. Total tenant reimbursements decreased by $0.2 million, or 3.0%, primarily due to the elimination of the Contribution Properties. Tenant reimbursements for the Same Properties Portfolio increased by $0.3 million, or 6.5%.  The increase in tenant reimbursements for the Same Properties Portfolio was primarily due to an increase in recoverable electric utility expenses and other common area maintenance costs at our First Insurance Center and Waterfront Plaza properties in Hawaii.

Property Management and Other Services. We internalized management by acquiring our Advisor effective as of February 1, 2011.  As a result, we began recognizing revenue related to property management and other services from our joint venture properties and other properties owned by related parties.  We did not receive this revenue in the prior year period.

Parking Revenue. Total parking revenue decreased by $0.4 million, or 19.4%, due to the elimination of our Contribution Properties. Parking revenue for the Same Properties Portfolio remained relatively constant for both periods presented.

Other Revenue. Total other revenue remained relatively constant on a Total Portfolio and Same Properties Portfolio basis for both periods presented.

Pacific Office Properties Trust, Inc.

Expenses

Rental Property Operating Expenses. Total rental property operating expenses decreased by $2.3 million, or 22.2%, due to the elimination of the Contribution Properties and a reduction in property management fees that are no longer paid to the Advisor as of February 1, 2011 ($0.4 million was eliminated in consolidation during the quarter).  Rental property operating expenses for our Same Properties Portfolio increased by $0.6 million, or 7.2%, due to higher electricity costs at Waterfront Plaza ($0.3 million), First Insurance Center ($0.1 million) and the Pan Am Building ($0.1 million) as a result of increased electricity rates.  Expenses at Waterfront Plaza also included approximately $0.1 million related to an abandoned building improvement project. There was no similar cost in the prior year period.

General and Administrative Expense. Total general and administrative expense increased by $1.7 million, or 248.6%, due to the internalization of management effective as of February 1, 2011.   We now employ our executive officers and other employees and are also responsible for all costs previously incurred by the Advisor in the management of our Company.  On a Same Properties Portfolio basis, the Operating Partnership did not incur $0.2 million in advisory fees in the current year period that were incurred in the prior year period due to the internalization. This reduction in expense was partially offset by an increase in professional fees associated with corporate initiatives.

Depreciation and Amortization Expense. Total depreciation and amortization expense decreased by $1.9 million, or 34.2%, primarily due to the elimination of the Contribution Properties, but partially also due to our Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $0.2 million, or 5.0%, due to lower expense attributable to the Sorrento Technology Center as a result of the real estate impairment charge taken in the second quarter of 2011. In addition, the decrease was partially due to the expiration of useful lives of certain intangible assets acquired pursuant to our formation transactions in 2008.  We expect the amortization expense related to intangible assets acquired pursuant to our formation transactions in 2008 to continue to decrease as their useful lives expire. These decreases were partially offset by an increase in depreciation expense at Waterfront Plaza resulting from tenant improvement additions.

Interest Expense. Total interest expense decreased by $2.8 million, or 31.0%, primarily due to the elimination of the Contribution Properties but partially offset by our Same Properties Portfolio.  Interest expense for our Same Properties Portfolio increased by $0.3 million, or 5.7%, primarily due to default interest incurred on our Sorrento Technology Center loan, with a principal balance of $11.6 million, since May 2011.

Acquisition Costs. We incurred $12 thousand in acquisition costs for the three months ended September 30, 2011 primarily in connection with the acquisition of the Valencia Corporate Center. We received a reimbursement of acquisition costs related to Valencia Corporate Center which is included in other revenue. For the three months ended September 30, 2010 we incurred $0.6 million in acquisition costs primarily in connection the GRE portfolio ($0.5 million) and a one-building office property located in San Diego, California ($0.1 million).

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $1.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. During the quarter ended September 30, 2011, we recorded non-cash impairment charges to write down our investments in unconsolidated joint ventures that own the Black Canyon Corporate Center and the SoCal Portfolio, of $0.06 million and $1.1 million, respectively, as a result of uncertainty surrounding debt that is scheduled to mature in the first quarter of 2012 secured by the properties held by these joint ventures.

Pacific Office Properties Trust, Inc.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010 (in thousands)

	Same Properties				Total Portfolio
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue:
Rental	$22,105	$22,474	$(369)	(1.6)%	$25,837	$31,621	$(5,784)	(18.3)%
Tenant reimbursements	14,874	15,276	(402)	(2.6)%	15,397	16,742	(1,345)	(8.0)%
Property management and other services	—	—	—	N/A	3,533	—	3,533	100.0%
Parking	4,917	4,789	128	2.7%	5,429	6,093	(664)	(10.9)%
Other	751	244	507	207.8%	1,013	267	746	279.4%
Total revenue	42,647	42,783	(136)	(0.3)%	51,209	54,723	(3,514)	(6.4)%
Expenses:
Rental property operating	24,158	23,235	923	4.0%	25,852	29,885	(4,033)	(13.5)%
General and administrative	1,987	2,091	(104)	(5.0)%	8,029	2,091	5,938	284.0%
Depreciation and amortization	11,235	11,923	(688)	(5.8)%	12,801	17,178	(4,377)	(25.5)%
Interest	18,179	17,562	617	3.5%	20,035	22,580	(2,545)	(11.3)%
Abandoned offering costs	420	—	420	100.0%	420	—	420	100.0%
Acquisition costs	255	630	(375)	(59.5)%	279	630	(351)	(55.7)%
Impairment of long-lived assets	3,328	—	3,328	100.0%	14,784	—	14,784	100.0%
Total expenses	59,562	55,441	4,121	7.4%	82,200	72,364	9,836	13.6%
Loss before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non- operating income	(16,915)	(12,658)	(4,257)	33.6%	(30,991)	(17,641)	(13,350)	75.7%
Gain on forgiveness of debt	—	—	—	N/A	10,045	—	10,045	100.0%
Equity in net earnings (loss) of unconsolidated joint ventures	(2,515)	184	(2,699)	(1,466.8)%	(2,515)	184	(2,699)	(1,466.8)%
Non-operating income	—	—	—	N/A	507	—	507	100.0%
Net loss	$(19,430)	$(12,474)	$(6,956)	55.8%	$(22,954)	$(17,457)	$(5,497)	31.5%

Revenues

Rental Revenue. Total rental revenue decreased by $5.8 million, or 18.3%, primarily due to the elimination of the Contribution Properties. Rental revenue for the Same Properties Portfolio decreased $0.4 million, or 1.6%, which is primarily due to decreased occupancy at Davies Pacific Center ($0.5 million) and the Pan Am Building ($0.3 million) offset by increased occupancy at our Waterfront Plaza property ($1.0 million). In addition, we experienced a reduction in rental revenue at Sorrento Technology Center ($0.6 million) because a large tenant moved out on December 31, 2010 and we have not yet re-leased the space.

Tenant Reimbursements. Total tenant reimbursements decreased by $1.3 million, or 8.0% due to the elimination of the Contribution Properties and partially due to decreased tenant reimbursements for our Same Properties Portfolio.  Tenant reimbursements for the Same Properties Portfolio decreased by $0.4 million, or 2.6%, primarily due to decreased occupancy at Clifford Center ($0.1 million), Davies Pacific Center ($0.2 million) and Sorrento Technology Center ($0.2 million) and because the 2010 period included an adjustment for 2009 recoverable revenue ($0.5 million). We did not have a prior year adjustment in the current year period because our estimated reimbursement revenue was closer to actual amounts. These decreases were offset by an increase in recoverable electric utility expenses and other common area maintenance costs at our First Insurance Center ($0.2 million) and Waterfront Plaza ($0.4 million) properties.

Property Management and Other Services. We internalized management by acquiring our Advisor effective as of February 1, 2011.  As a result, we began recognizing revenue related to property management and other services from our joint venture properties and other properties owned by related parties.  We did not receive this revenue in the prior year period.

Parking Revenue. Total parking revenue decreased by $0.7 million, or 10.9%, primarily due to the elimination of our Contribution Properties. Parking revenue for the Same Properties Portfolio increased by $0.1 million, or 2.7%, due to increased

Pacific Office Properties Trust, Inc.

revenue at Waterfront Plaza, which was a result of increased occupancy.

Other Revenue. Total other revenue increased by $0.7 million, or 279.4%, due to the internalization of our Advisor and our Same Properties Portfolio.  Other revenue for the Same Properties Portfolio increased by $0.5 million, or 207.8%, primarily due to a termination fee received from a tenant who signed a lease termination agreement at our Davies Pacific Center property during the current year period.

Expenses

Rental Property Operating Expenses. Total rental property operating expenses decreased by $4.0 million, or 13.5%, due to the elimination of the Contribution Properties and a reduction in property management fees that are no longer paid to the Advisor as of February 1, 2011 ($1.2 million was eliminated in consolidation during the nine month period).  Rental property operating expenses for our Same Properties Portfolio increased by $0.9 million, or 4.0%, due to higher electricity costs at Waterfront Plaza, First Insurance Center and the Pan Am Building as a result of increased electricity rates and increased occupancy.  Expenses at Waterfront Plaza in the current year period also included ($0.1 million) related to an abandoned building improvement project. There was no similar cost in the prior year period.

General and Administrative Expense. Total general and administrative expense increased by $5.9 million, or 284.0%, due to the internalization of management effective as of February 1, 2011.   We now employ our executive officers and other employees and are also responsible for all costs previously incurred by the Advisor in the management of our Company.

Depreciation and Amortization Expense. Total depreciation and amortization expense decreased by $4.4 million, or 25.5%, primarily due to the elimination of the Contribution Properties and in part, due to the Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $0.7 million, or 5.8%, due to lower expense attributable to the Sorrento Technology Center as a result of the real estate impairment charge taken in the second quarter of 2011. In addition, the decrease was also partially due to the expiration of useful lives of certain intangible assets acquired pursuant to our formation transactions in 2008.  We expect the amortization expense related to intangible assets acquired pursuant to our formation transactions in 2008 to continue to decrease as their useful lives expire. These decreases were partially offset by an increase in depreciation expense at Waterfront Plaza resulting from tenant improvement additions.

Interest Expense. Total interest expense decreased by $2.5 million, or 11.3%, primarily due to the elimination of the Contribution Properties.  Interest expense for our Same Properties Portfolio increased by $0.6 million, or 3.5%, primarily due to default interest incurred on our Sorrento Technology Center loan, with a principal balance of $11.6 million, since May 2011, and additional interest expense on our credit facility due to a higher outstanding balance during the current year period.

Abandoned Offering Costs. We incurred $0.4 million in abandoned offering costs for the nine months ended September 30, 2011 in connection with an unsuccessful public offering of Listed Common Stock.

Acquisition Costs. We incurred $0.3 million in acquisition costs for the nine months ended September 30, 2011 primarily in connection with the contribution of our Pacific Business News and City Square properties into joint ventures and a terminated acquisition of the GRE portfolio, a portfolio of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California. For the nine months ended September 30, 2010 we incurred $0.6 million in acquisition costs primarily in connection the GRE portfolio ($0.5 million) and a one-building office property located in San Diego, California ($0.1 million).

Impairment of Long-Lived Assets. We recognized $14.8 million in impairment of long-lived assets for the nine months ended September 30, 2011, primarily due to the Contribution Properties. We determined that the fair value of the Contribution Properties were higher than the respective book values and as a result, we recorded non-cash asset impairment charges of $5.1 million and $6.4 million related to our Pacific Business News Building and City Square properties, respectively. In addition, we determined that the holding period for our Sorrento Technology Center property needed to be shortened due to the uncertainty surrounding the defaulted debt secured by this asset. As a result, we recorded a non-cash asset impairment charge of $3.3 million.

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

Pacific Office Properties Trust, Inc.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $2.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the debt secured by our US Bank property matured and as a result of the uncertainty surrounding the defaulted debt, we recorded a non-cash impairment charge of approximately $1.4 million to write off our investment in the unconsolidated joint venture that owns our US Bank property. In addition, during the nine months ended September 30, 2011, we recorded non-cash impairment charges to write down our investments in the unconsolidated joint ventures that own the Black Canyon Corporate Center and the SoCal Portfolio, of $0.06 million and $1.1 million, respectively, as a result of uncertainty surrounding debt that is scheduled to mature in the first quarter of 2012 secured by the properties held by these joint ventures.

Non-operating income

We recognized non-operating income of $0.5 million during the nine months ended September 30, 2011 resulting from the internalization of our Advisor.  The purchase price of $25,000 for our Advisor was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The gain calculation and purchase accounting were finalized during the second quarter of 2011.  We did not recognize any comparable income during the nine months ended September 30, 2010.

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

Actual and Potential Sources of Liquidity

Listed below are our actual and potential sources of liquidity in 2011, which we currently believe will be sufficient to fund our 2011 liquidity needs:

•	Unrestricted and restricted cash on hand;

•	Net cash flow generated from operations;

•	Contribution of existing wholly-owned assets to joint ventures;

•	Asset dispositions; and/or

Pacific Office Properties Trust, Inc.

•	Proceeds, if available, from additional secured or unsecured debt financings.

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

Unrestricted and restricted cash on hand

As of September 30, 2011, we had $4.8 million in unrestricted cash and cash equivalents.  In addition, we had restricted cash balances of $4.5 million.  A summary of our restricted cash reserves is as follows.

Tax, insurance and other working capital reserves	$1,858
Leasing and capital expenditure reserves	866
Ground lease reserves	1,055
Collateral accounts	766
$4,545

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

Pacific Office Properties Trust, Inc.

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

Proceeds from additional secured or unsecured debt financings

As of September 30, 2011, we have $25.0 million of outstanding borrowings on our unsecured credit facility, which is the maximum amount available for borrowing under this facility.  We currently do not have any arrangements for future unsecured financings and believe that it will be challenging to obtain any significant unsecured financings in the near term.  In addition, all of our consolidated properties are currently encumbered and thus, we do not anticipate procuring any additional secured debt financings.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2011, we expect to spend approximately $2.9 million in committed capital expenditures and leasing costs for the remainder of 2011 and 2012.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

Financing costs and commitments

As of September 30, 2011, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $356.2 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $377.3 million, with a weighted average interest rate of 5.92% (utilizing a default interest rate for the Sorrento Technology Center loan) and a weighted average remaining term of 4.41 years.  See “—Indebtedness” below for additional information with respect to our consolidated debt.

Pacific Office Properties Trust, Inc.

On June 6, 2011, we received a notice of default on the loan secured by our Sorrento Technology Center property as we have stopped making the required principal and interest payments. The loan also requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property.  Based on the current occupancy of this property, we expect to fund these letters of credit in the fourth quarter of 2011. We are currently in negotiations with the lender to modify the terms of this loan.

In May 2011, we agreed to provide short-term financing in the total amount of up to $1.5 million to one of our unconsolidated joint ventures. We funded $0.6 million of this amount during the second quarter of 2011. No amounts were advanced during the third quarter of 2011. This loan bore interest at the annual rate of 12%, compounded annually, and was scheduled to mature in November 2011. At September 30, 2011, the joint venture was under contract to sell one of the properties included in the portfolio, Palomar Heights Corporate Center, and informed us that it intended to repay us with the proceeds of the sale. The sale of Palomar Heights Corporate Center was consummated in October 2011 and the loan and accrued interest were repaid in full.
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

We did not declare a dividend on our Listed Common Stock for the first three quarters of 2011 and do not currently expect to declare a dividend on our Listed Common Stock for the remainder of fiscal 2011.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units for the first three quarters of 2011, and does not expect to do so for the remainder of fiscal 2011.  As noted above, unless full cumulative distributions have been paid on the outstanding Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Listed Common Stock until all cumulative distributions have been paid with respect to the Preferred Units.

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

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through October 31, 2011, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month. There can be no assurance that we will continue to declare and pay daily dividends

Pacific Office Properties Trust, Inc.

on our Senior Common Stock.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT.   At September 30, 2011, the cumulative unpaid distributions attributable to Preferred Units were $1.7 million, which we do not anticipate to pay in 2011.

Cash Flows -

Net cash provided by operating activities for the Company for the nine months ended September 30, 2011 was $3.3 million compared to net cash provided by operating activities of $3.4 million for the nine months ended September 30, 2010.  The decrease in operating cash flows was primarily due to a decrease in accounts payable and other liabilities partially offset by a decrease in restricted cash used for operating activities.

Net cash used in investing activities by the Company for the nine months ended September 30, 2011 was $4.1 million compared to $10.3 million for the nine months ended September 30, 2010. The decrease was primarily the result of a decrease in our capital expenditures by approximately $2.5 million in the current year period compared to the prior year period and the prior year period included a $5.0 million deposit paid for the unconsummated acquisition of the GRE portfolio. There were no acquisition deposits in the current period. These decreases were offset by an increase of $2.8 million in our investments in unconsolidated joint ventures in the current year period for our ownership interests in the City Square and Pacific Business News Building (including the Valencia Corporate Center investment) joint ventures. Also, we assumed cash in the amount of $0.3 million upon the internalization of our Advisor during the nine months ended September 30, 2011, with no similar activity in the prior year period.

Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $11.9 million during the nine months ended September 30, 2010.  The primary reason for the decrease is that we have currently drawn the full $25.0 million available to us on our revolving credit facility.  In the prior year period, we had a $13.1 million draw on our revolving credit facility during the first nine months of 2010, compared to a draw of $0.6 million in the current year period.  In addition, in the prior year period we had proceeds from the sale of Senior Common Stock of $5.9 million where there were no proceeds in the current year period. Further, in the current year period we incurred $1.6 million in financing costs and paid $1.3 million in Senior Common Stock dividends with almost no similar activity in the prior period. These decreases were partially offset by a reduction in our distributions and dividends paid to the holders of our Listed Common Stock and Class B Common Stock and to the holders of Common Units of our Operating Partnership in the current year period compared to the prior year period as well as a decrease in offering costs in the current year period.

Pacific Office Properties Trust, Inc.

Indebtedness

Mortgage and Other Loans -

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of September 30, 2011. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

PROPERTY	AMOUNT	INTEREST RATE	MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Clifford Center (1)	$3,001	4.375%(2)	8/15/2014	$1,896	(3)
First Insurance Center	38,000	5.74%	1/1/2016	38,000	(4)
First Insurance Center	14,000	5.40%	1/6/2016	14,000	(5)
Sorrento Technology Center (6)	11,594	5.75% (6) (7)	1/11/2016 (6) (7)	11,594	(8)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(9)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(10)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(11)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(12)
Subtotal	332,595
Revolving line of credit (13)	25,000	1.15%	12/31/2013	25,000
Outstanding principal balance	357,595
Less: Unamortized discount, net	(1,387)
Net	$356,208
 ______________________
(1)     Requires monthly principal payments of $31.6 thousand plus interest.

(2)	The interest rate on this loan floats with the lender's published prime rate which was 4.375% as of September 30, 2011.

(3)	Loan is prepayable anytime, with three business days notice, without a prepayment charge.

(4)
Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance.  No premium due after October 1, 2015.  Loan may also be defeased.

(5)	Loan is not prepayable until October 6, 2015; however, loan may be defeased. No premium is due upon prepayment.

(6)
We ceased making the required monthly debt service payments in the amount of $69 thousand on this loan in the second quarter of 2011, and on June 6, 2011, we received a notice of default accelerating the maturity date of the loan. As a result, interest is being incurred at the stated rate plus the default rate of 5% as stipulated in the loan agreement. We are currently in negotiations with the lender to modify the terms of this loan. The loan also requires us to deposit letters of credit totaling $0.6 million in the event that certain tenants cease occupancy, go dark or give us notice of their intent to vacate the property. We expect to fund these letters of credit in the fourth quarter of 2011.

(7)
Although the stated maturity date is January 11, 2036, January 11, 2016 is the anticipated repayment date because the interest rate adjusts as of January 11, 2016 to greater of 7.75% or treasury rate plus 70 basis points, plus 2.0%.

(8)	No prepayment is permitted prior to October 11, 2015. Loan may be defeased.

(9)	Loan is prepayable subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(10)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(11)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(12)	Loan is prepayable, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.

(13)	The revolving line of credit matures on December 31, 2013. See “Revolving Line of Credit” below.

As of September 30, 2011, our ratio of total consolidated debt to total market capitalization was approximately 88.2%. Our total market capitalization of $427.8 million includes our total consolidated debt of $377.3 million, the market value of our Listed Common Stock and equivalents outstanding of $26.3 million (based on the closing price of our Listed Common

Pacific Office Properties Trust, Inc.

Stock of $0.52 per share on the NYSE Amex on September 30, 2011) and the market value of our outstanding Senior Common Stock of $24.1 million (based on its $10.00 per share offering price).

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of September 30, 2011 and December 31, 2010, we had outstanding borrowings of $25.0 million and $24.4 million, respectively, under the FHB Credit Facility.

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

Subordinated Promissory Notes -

At September 30, 2011 and December 31, 2010, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, to fund certain capital improvements upon the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through September 30, 2011, interest payments on the outstanding unsecured notes payable to related parties have been deferred.  At September 30, 2011 and December 31, 2010, $5.6 million and $4.3 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, as well as the risk factors set forth below which update risk factors provided therein.  In addition to the other information set forth in this report, you should carefully consider these risk factors, which could materially affect our business, financial condition and results of operations.

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

In addition, as of September 30, 2011, our unconsolidated joint venture properties had, in the aggregate, approximately $25.5 million of debt scheduled to mature in 2011 ($24.7 million has since matured and remains unpaid), and an additional $233.9 million of debt maturing in 2012.   Of the debt scheduled to mature in 2012, $27.1 million and $150.0 million of debt is secured by the Black Canyon and SoCal Portfolio properties, respectively. The SoCal Portfolio includes 15 office and flex buildings totaling approximately 1,000,000 rentable square feet situated on seven properties (Via Frontera Business Park, Poway Flex, Carlsbad Corporate Center, Savi Tech Center, Yorba Linda Business Park, South Coast Executive Center and Gateway Corporate Center) in Los Angeles, Orange and San Diego counties in Southern California. If we or our joint venture partners are unable to service this debt, the lenders may foreclose on our joint venture properties or the joint ventures may have to deed properties back to the applicable lenders or otherwise dispose of properties, possibly on disadvantageous terms.  If any of our joint ventures deed properties back to the applicable lenders, we would be required to write off our investment in the applicable joint venture, which could have a material adverse effect on our business, financial condition or results of operations.  There can be no assurance that joint venture operations or contributions by us and/or our joint venture partners will be sufficient to repay these loans.

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

On April 19, 2011, we received notice from the NYSE Amex indicating that we were not in compliance with the continued listing standards of the exchange, specifically, (i) Section 1003(a)(i) of the NYSE Amex Company Guide, because at December 31, 2010 we had total equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years, and (ii) Section 1003(a)(ii) of the Company Guide, because at December 31, 2010 we had total equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, we repurchased shares of our Senior Common Stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011(1)	3,246	$10.00	—	—
August 1, 2011 to August 31, 2011	—	—	—	—
September 1, 2011 to September 30, 2011	—	—	—	—
Total	3,246	$10.00	—	—

___________
(1)    Represents a purchase of all of the shares of our Senior Common Stock held by a single investor upon the death of the investor.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	November 14, 2011	By:	/s/ James R. Ingebritsen
James R. Ingebritsen
Chief Executive Officer

By:	/s/ Michael C. Burer
Michael C. Burer
Chief Financial Officer