Form 10-K
period 2011-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2012-03-28
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Securities registered pursuant to Section 12(g) of the Act:  Senior Common Stock, par value $0.0001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s Common Stock on the NYSE Amex Stock Exchange (formerly the American Stock Exchange) on June 30, 2011 was $4,087,319.

As of March 27, 2012 there were issued and outstanding 3,941,142 shares of common stock listed on the NYSE Amex, par value $0.0001 per share which we refer to in this report as either our "Class A Common Stock" or our "Listed Common Stock"; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2011.

1

PACIFIC OFFICE PROPERTIES TRUST, INC.

TABLE OF CONTENTS

FORM 10-K

i

PART I

ITEM 1.  -  BUSINESS

Pacific Office Properties Trust, Inc. is a Maryland corporation which has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, which we refer to as the Code.  We are a REIT that owns and operates primarily institutional-quality office properties principally in selected long-term growth markets in Hawaii and southern California. As of December 31, 2011, we owned six office properties comprising approximately 1.5 million rentable square feet and interests (ranging from 5% to approximately 32%) in 17 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in 13, comprising approximately 2.9 million rentable square feet.

Following our formation transactions and throughout 2010, we were externally advised by Pacific Office Management, Inc., referred to as Pacific Office Management, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler.  Pacific Office Management was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 and internalized management. As of the filing of this Annual Report on Form 10-K, we remain self-administered and self-managed.

Effective April 1, 2012, we expect to be externally advised once again. Our advisor will be Shidler Pacific Advisors, LLC, referred to as Shidler Pacific Advisors, an entity that is owned and controlled by Jay H. Shidler, our Chairman of the Board. Shidler Pacific Advisors will be responsible for the day-to-day operation and management of the Company and has agreed to acquire substantially all of the tangible assets of Pacific Office Management for an aggregate purchase price of $25,000. In addition, effective April 1, 2012, all of our wholly-owned properties will be managed by Shidler Pacific Advisors and all of our joint venture properties that we have the right to manage will be managed by Parallel Capital Partners, Inc., an entity owned by James R. Ingebritsen, our Chief Executive Officer until the effectiveness of his resignation at 5:00 pm pacific time on March 29, 2012; Matthew J. Root, our Chief Investment Officer until the effectiveness of his resignation at 5:00 pm pacific time on March 29, 2012; and James C. Reynolds, who beneficially owns approximately 12% of our Class A Common Stock. Our board of directors has appointed Lawrence J. Taff, currently our Executive Vice President, to serve as our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective as of March 29, 2012. Mr. Taff also serves as President of Shidler Pacific Advisors.

We operate in a manner that permits us to satisfy the requirements for taxation as a REIT under the Code. As a REIT, we generally are not subject to federal income tax on our taxable income that is distributed to our stockholders and are required to distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gains).

Effective April 1, 2012, our principal executive offices will be located at 841 Bishop Street, Suite 1700, Honolulu, Hawaii 96813, and our telephone number will be (808) 521-7444.

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

The Common Units held by Venture are redeemable by Venture on a one-for-one basis for shares of our Class A Common Stock, or a new class of common units without redemption rights, as elected by a majority of our independent directors. Each Preferred Unit is initially convertible into 7.1717 Common Units, but such conversion may not occur before the date we consummate an underwritten public offering (of at least $75 million) of our Class A Common Stock. Upon conversion of the Preferred Units to Common Units, such Common Units will be redeemable by Venture on a one-for-one basis for shares of our Class A Common Stock or a new class of common units without redemption rights, as elected by a majority of our independent directors, but no earlier than one year after the date of their conversion from Preferred Units to Common Units.

As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units (representing 46,173,693 common share equivalents) issued in connection with the formation transactions, notwithstanding any restrictions on redemption of the Operating Partnership units. This number will decrease to the extent that these Operating Partnership units are redeemed in the future. The number will not increase in the event of subsequent unit issuances by our Operating Partnership. As of December 31, 2011, that share of Proportionate Voting Preferred Stock represented approximately 88% of our voting power.  In connection with the internalization of our management, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

In connection with our formation transactions, Venture also granted us options to acquire managing ownership interests in five additional office properties. We exercised these options in multiple transactions in 2008. The acquisition of our managing ownership interest in a joint venture, which we refer to as POP San Diego I, which held four office properties (Torrey Hills Corporate Center, Palomar Heights Plaza, Palomar Heights Corporate Center and Scripps Ranch Center) comprising approximately 181,664 square feet located in San Diego, California was funded by issuing 396,526 Common Units on April 30, 2008 and 326,576 Common Units on June 19, 2008 that were valued at $6.5589 per unit and $6.8107 per unit, respectively. A total of 524,839 of these Common Units remain outstanding and are redeemable by the holders on a one-for-one basis for shares of our Class A Common Stock or cash, as elected by a majority of our independent directors.

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

Our business operations in Honolulu, Phoenix and southern California are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

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

Competition

We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire or to entice new tenants to lease space in our properties. In that case, our financial condition, results of operations, cash flow, per share trading price of our Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.

Employment

During 2010, we were externally advised by Pacific Office Management and did not have any employees of our own.  Effective as of February 1, 2011, we internalized our management by acquiring Pacific Office Management along with its employees.  As of December 31, 2011, we had 54 total employees, all of whom were full-time employees.  None of these employees were represented by a labor union. Effective April 1, 2012, we expect to become externally advised by Shidler Pacific Advisors and once again have no employees of our own.

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

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms. We have not achieved positive cash flow since our formation transactions were consummated in March 2008. Moreover, in February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us. We expect that our funds from operations will be insufficient to meet working capital requirements and to fund discretionary leasing capital and tenant improvements. Accordingly, we expect that we will need to sell existing properties, contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity, to meet these needs. On February 15, 2012, we entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The completion of the sale transactions is subject to customary closing conditions, including consent of the lenders to the debt assumptions. We cannot be certain that we will be able to complete the sale of our First Insurance Center property or to raise additional capital on acceptable terms or at all. If we are unable to raise needed capital, our ability to operate our properties may suffer and our ability to operate the company will be impaired.

We are restricted from disposing of or refinancing certain properties under certain circumstances until March 2018, which may further restrict our ability to raise additional capital.

A sale of any of the properties contributed by POP Venture, LLC, or Venture, in connection with our formation transactions in March 2008 (specifically, our Waterfront Plaza, Davies Pacific Center, Pan Am Building, First Insurance Center, Pacific Business News Building, Clifford Center, Sorrento Technology Center, City Square and Seville Plaza properties) that would not provide continued tax deferral to Venture is contractually restricted for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. These restrictions limit our ability to refinance indebtedness on those properties and to manage our debt structure. As a result, we may be unable to access certain capital resources that would otherwise be available to us. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

In May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. As a result of the foreclosure action, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We do not believe that liability under these agreements could exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.  However, any requested payment could be challenged by us or significantly reduced.

On February 15, 2012, we entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The completion of the sale transactions is scheduled to occur simultaneously no later than 10 business days after the consent of the lenders to the debt assumptions is received, but no later than June 30, 2012, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our First Insurance Center property prior to that date or at all. Should the sale of the property be completed, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We do not believe that liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.  However, any requested payment could be challenged by us or significantly reduced.

We have a substantial amount of debt outstanding, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of additional default under our debt obligations.

As of December 31, 2011, our total consolidated indebtedness was approximately $377.3 million. Our unconsolidated joint venture properties are also leveraged with an aggregate of $332.8 million in indebtedness as of December 31, 2011.

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

We may be unable to refinance, extend or repay our substantial indebtedness at maturity, including indebtedness of our unconsolidated joint venture properties that is matured and unpaid.

We cannot assure you that we will be able to refinance, extend or repay our substantial indebtedness on acceptable terms or at all.  The ability to refinance our indebtedness continues to be negatively affected by the ongoing tightness in the credit markets, which has significantly reduced the capacity levels of commercial lending, and may also be negatively affected by the real or perceived decline in the value of our properties based on general economic conditions.

We had $11.6 million in aggregate principal indebtedness secured by our Sorrento Technology Center property that was in default as of December 31, 2011. On January 5, 2012, the lender foreclosed on this loan and took back the property.

In addition, as of December 31, 2011, our unconsolidated joint venture properties had, in the aggregate, approximately $81.5 million of debt that is matured and unpaid along with approximately $167.2 million of debt scheduled to mature in 2012. Of the debt scheduled to mature in 2012, $27.2 million and $140.0 million of debt is secured by the Black Canyon and SoCal Portfolio properties, respectively. The SoCal Portfolio includes 14 office and flex buildings totaling approximately 877,000 rentable square feet situated on six properties (Via Frontera Business Park, Carlsbad Corporate Center, Savi Tech Center, Yorba Linda Business Park, South Coast Executive Center and Gateway Corporate Center) in Los Angeles, Orange and San Diego counties in southern California.  If we or our joint venture partners are unable to service this debt, the lenders may foreclose on our joint venture properties or the joint ventures may have to deed properties back to the applicable lenders or otherwise dispose of properties, possibly on disadvantageous terms.  There can be no assurance that joint venture operations or contributions by us and/or our joint venture partners will be sufficient to repay these loans.

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

All of our properties, including properties held in joint ventures, are located in Honolulu, Phoenix and southern California. We are dependent on the Honolulu, Phoenix and southern California office markets and economies, and are therefore susceptible to risks of events in those markets that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations, and natural disasters.

Because all of our properties are concentrated in Honolulu, Phoenix and southern California, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. All of our wholly-owned properties are located in Honolulu. We are susceptible to adverse developments in the Honolulu, Phoenix and southern California economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, hurricanes, floods, wildfires and other events). In particular, California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate markets in Honolulu, Phoenix or southern California, or any decrease in demand for office space resulting from the Honolulu, Phoenix or southern California regulatory or business environments, could adversely impact our financial condition, results of operations and cash flow, the per share trading price of our Class A Common Stock and our ability to satisfy our debt service obligations and to pay dividends to stockholders.

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

The Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our cash flows, financial condition and results of operations, the market price of our Class A Common Stock and our ability to pay distributions to our stockholders.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in economic and demographic conditions;

•	vacancies or our inability to rent space on favorable terms or at all;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	reductions in the level of demand for office space, including trends such as telecommuting and flexible workplaces, and changes in the relative popularity of properties;

•	increases in the supply of office space;

•	declining real estate valuations and impairment charges;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases without a corresponding decrease in expenses. Costs associated with real estate investments, such as real estate taxes, ground lease payments, insurance, loan payments and maintenance, generally will not be reduced even if the vacancy rate at a property increases or rental rates decrease. If we cannot operate our properties so as to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected. There can be no assurance that we can achieve our economic objectives.

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

Our future success depends on the ability of Shidler Pacific Advisors to operate properties, and Shidler Pacific Advisors' failure to operate our properties in a sufficient manner could have a material adverse effect on the value of our real estate investments and results of operations.

We expect to have no employees effective April 1, 2012. Our officers will be employees of Shidler Pacific Advisors. We will depend on the ability of Shidler Pacific Advisors to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses. Shidler Pacific Advisors is not required to dedicate any particular number of employees or employee hours to our business in order to fulfill its obligations under our Advisory Agreement with it. We will be subject to the risk that Shidler Pacific Advisors will terminate the Advisory Agreement and that no suitable replacement will be found to manage us. We believe that our success will depend to a significant extent upon the experience of Shidler Pacific Advisors' executive officers, whose continued service is not guaranteed. Three of the executive officers of our former advisor who became our executive officers upon internalization of management will not serve as executive officers of Shidler Pacific Advisors. If Shidler Pacific Advisors terminates its Advisory

Agreement with us, we may not be able to execute our business plan and may suffer losses, which could have a material adverse effect on our ability to make distributions to our stockholders. The failure of Shidler Pacific Advisors to operate our properties and manage our other investments will adversely affect the underlying value of our real estate investments, the results of our operations and our ability to make distributions to our stockholders and to pay amounts due on our indebtedness.

We will depend on the experience and expertise of our and Shidler Pacific Advisors' senior management team, and the loss of the services of our key personnel could have a material adverse effect on our business strategy, financial condition and results of operations.

Upon our expected externalization of management on April 1, 2012, we will depend on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by Shidler Pacific Advisors. Our continued success will depend on the continued service of our and Shidler Pacific Advisors' senior management team. Three of the executive officers of our former advisor who became our executive officers upon internalization of management will not serve as executive officers of Shidler Pacific Advisors. As a result, we will depend upon a fewer number of executives than when our management previously was externalized. The loss of their services could harm our business strategy, financial condition and results of operations, which would adversely affect the value of our Class A Common Stock.

Shidler Pacific Advisors' corporate management fee will be payable regardless of our performance, which may reduce its incentive to devote time and resources to our portfolio.

Upon our expected externalization of management on April 1, 2012, Shidler Pacific Advisors will be entitled to receive an initial corporate management fee of $213,300 per quarter, which may be adjusted upon agreement of the parties not later than 90 days prior to the beginning of any calendar quarter. Shidler Pacific Advisors' entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

Our operating expenses may increase following the expected externalization of our management on April 1, 2012 and may further increase in the future, even if our revenues do not increase, causing our results of operations to be adversely affected.

We expect the externalization of our management to reduce our operating costs, specifically general and administrative costs, as we will no longer incur salaries and wages expenses, including amounts related to the three executive officers who are resigning. Under our Advisory Agreement with Shidler Pacific Advisors, that entity will bear the cost and will not be reimbursed by us for any expenses incurred by it in the course of performing operational advisory services for us, including salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies. However, we expect that the management fees that we pay to Shidler Pacific Advisors to exceed Shidler Pacific Advisors' operating costs, which is unlike our arrangement with our prior advisor whose expenses for performing operational advisory services for us exceeded the advisory fees that we paid to it. Shidler Pacific Advisors will have the right under our Advisory Agreement with it to renegotiate quarterly the amount of its corporate management fee, which may result in increased corporate management fees. Further, under the Advisory Agreement, we will continue to be directly liable for certain direct costs, such as legal and accounting fees, that have been substantial in the past and are expected to be substantial in the future. Property management and related services for our wholly owned properties, for which we ceased paying fees upon our internalization of management in February 2011, will be performed by Shidler Pacific Advisors following externalization for fees paid by us. Other factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

We expect our operating income to decrease following the expected externalization of our management on April 1, 2012, causing our results of operations to be adversely affected.

Currently, we receive property management and other fees from our property management and related activities at our joint venture properties. Following our expected externalization of management, these property management services will be performed by an affiliate of Messrs. Ingebritsen, Root and Reynolds which will receive all of the fees for such services. We expect this lost income to be mitigated by our reduced expenses, including the reduction in salary expenses related to the resignations of the three executive officers noted above, since we will not need to perform property management services. However, our expense reductions may not equal our lost income, which could have a material adverse effect on our net income.

We face intense competition, which may decrease, or prevent increases of, the occupancy and rental rates of our properties.

We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire or to entice new tenants to lease space in our properties. In that case, our financial condition, results of operations, cash flow, per share trading price of our Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time, which would negatively impact our ability to generate cash flow growth.

We may be unable to realize our asking rents across the properties in our portfolio because of:

•	competitive pricing pressure in our markets;

•	adverse conditions in the Honolulu, Phoenix or southern California real estate markets;

•	general economic downturn; and

•	the desirability of our properties compared to other properties in our markets.

In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to achieve our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, rental rates for expiring leases may be higher than starting rental rates for new leases.

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

Leases representing approximately 14.8% of the rentable square feet of our total portfolio are scheduled to expire in 2012.  We may be unable to renew leases or lease vacant space at favorable rates or at all, which would negatively impact our ability to generate cash flow.

As of December 31, 2011, leases representing approximately 14.8% of the 4,432,821 rentable square feet of our total portfolio (including our consolidated and joint venture properties) were scheduled to expire in 2012, and an additional 20.9% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. In addition, some of our leases include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

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

Continuing volatility in the capital and credit markets could adversely impact our ability to obtain financing and the pricing of real estate assets.

Continuing volatility in the capital and credit markets, potentially exacerbated by concern over a return to recessionary conditions in the global economies could adversely affect our ability to obtain financing, including refinancing of our existing indebtedness, by causing lenders and credit rating agencies to maintain tight underwriting standards. This directly affects a lender’s ability to provide debt financing and increases the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. Furthermore, any turmoil in the capital or credit markets could adversely impact the overall amount of capital and debt financing available to invest in real estate, which may result in decreases in price or value of real estate assets.

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

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the real estate assets owned by us as well as the value of our joint venture investments. There may be significant uncertainty in the valuation, or in the stability of the cash flows, discount rates and other factors related to such assets due to the adverse market and economic conditions that could result in a substantial decrease in their value. We recorded non-cash asset impairment charges in the aggregate amount of $14.8 million during the year ended December 31, 2011 to reflect the reduction in carrying values of our properties and our joint venture investments. We may be required to recognize additional asset and goodwill impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

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

Our business operations in Honolulu, Phoenix and southern California are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

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

We cannot predict with certainty whether global warming or cooling is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. All of our properties are located in Honolulu, Phoenix and southern California. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable and increasing the cost of energy at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Although we believe that our properties in the aggregate substantially comply with these regulatory requirements, we have not conducted a comprehensive review of all of our properties, and we are aware that some properties may not be in compliance with applicable regulatory requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with these regulatory requirements, our financial condition, results of operations, cash flow, market price of our Class A Common Stock and our ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

If we default on the ground leases to which certain of our properties are subject, our business could be adversely affected.

We currently hold a long-term ground leasehold interest in our Waterfront Plaza property (as well as Bank of Hawaii Waikiki Center, which is ground leased to a joint venture in which we hold a minority interest). For these properties, instead of owning fee title to the land, we (or our joint venture) are the lessee under a long-term ground lease. If we default under the terms of these leases, we may be liable for damages and could lose our leasehold interest in the property. If any of these events were to occur, our business and results of operations would be adversely affected.

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

In the future, we may become subject to litigation, including claims relating to our operations, the internalization of our management in 2011, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors. Even if we are successful in defending ourselves, certain litigation may require significant attention from our senior management team and distract them from the management of our operations, adversely affecting our financial condition and results of operations.

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

There may be conflicts of interest among us, our management and other parties. These potential conflicts of interest include the following:

•
Certain of our directors and officers are also officers, managers and members of Shidler Pacific Advisors and may, therefore benefit from the compensation arrangements relating to Shidler Pacific Advisors under our Advisory Agreement with that entity, which were not the result of arm's-length negotiations.

•
Certain of our officers who will resign upon the expected externalization of management effective April 1, 2012 are also officers, directors and shareholders of Parallel Capital Partners, Inc., which will manage all of our joint venture properties that we have the right to manage following the externalization of management and may, therefore, benefit from the compensation arrangements relating to Parallel Capital Partners, Inc. under the asset management agreements relating to those properties.

•
Certain of our current and former directors and officers may engage in the management of other business entities and properties in other business entities, which may result in a potential conflict with respect to the allocation of time of such key personnel.

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

We are controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our board of directors, controls Venture and is the sole owner and manager of Shidler Pacific Advisors, the entity that has agreed to become our advisor upon our expected externalization of management on April 1, 2012. As part of our formation transactions, we issued one share of Proportionate Voting Preferred Stock, which is entitled to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units that we issued in connection with the formation transactions. This share of Proportionate Voting Preferred Stock is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and

Preferred Units issued in the formation transactions. Venture holds those Common Units and Preferred Units and is controlled by Mr. Shidler. As of December 31, 2011, the one share of Proportionate Voting Preferred Stock represented approximately 88% of our voting power. Therefore, because of his position with us, Shidler Pacific Advisors, Venture and Pacific Office Holding, Inc. and the additional shares of our Class A Common Stock that he holds, Mr. Shidler has the ability to effectively vote approximately 89% of our currently outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other stockholders do not support.

Messrs. Shidler, Ingebritsen and Root may compete with us and, therefore, may have conflicts of interest with us.

In connection with the externalization of management that we expect to effectuate April 1, 2012, we are releasing Mr. Shidler, who is the Chairman of our board of directors from a Noncompetition Agreement with us. In connection with their resignations as our directors and officers, we are releasing Messrs. Ingebritsen and Root from certain obligations of confidentiality that they have to us. As a result, Messrs. Shidler, Ingebritsen and Root may invest in office properties in Phoenix, southern California or Hawaii that are in markets in which we own an office property. It is therefore possible that a property in which any of Messrs. Shidler, Ingebritsen or Root or their affiliates have an interest may compete with us in the future.

Risks Related to our Capital Stock, our Corporate Structure and our Status as a REIT

We expect our Class A Common Stock to be delisted from the NYSE Amex, which may decrease the liquidity of our Class A Common Stock, make capital raising efforts more difficult and harm our financial condition and business.

Our Class A Common Stock is listed and traded on the NYSE Amex under the symbol “PCE.”

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

In July 2011, the exchange accepted our plan to establish compliance with the requirements of Sections 1003(a)(i) and (ii) of the Company Guide by October 19, 2012. However, the staff of the NYSE Amex advised us that if we did not show progress consistent with the plan, the staff would review the circumstances and may immediately commence delisting proceedings. To date, we have not met the goals set forth in the plan, and have no expectation that we would regain compliance in the required timeframe, and therefore we anticipated that the exchange may soon commence delisting proceedings. Consequently, on March 16, 2012, we notified the NYSE Amex of our status and initiated the withdrawal of the listing of our Class A Common Stock from the NYSE Amex, which we expect to be effective on or about April 5, 2012, in order to facilitate an orderly transition of trading in our Class A Common Stock to the OTCQB Marketplace. We expect this delisting to adversely affect the market price and the liquidity of our Class A Common Stock.

An active public trading market for our Class A Common Stock may not develop or be sustained following its delisting from NYSE Amex.

Upon the effectiveness of its delisting from NYSE Amex, our Class A Common Stock will not be listed on an exchange and will have no specialist or market maker that is obligated to maintain a market in our stock. Our Class A Common Stock is currently quoted in the OTC markets and we expect those quotations to continue following delisting from NYSE Amex although we are not able to compel these quotations. Furthermore, brokers and dealers making quotations will not be obligated to engage in transactions in our Class A Common Stock at quoted or any other prices. Consequently, an active trading market may not develop following delisting from NYSE Amex or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or properties by using our shares as consideration.

Our Class A Common Stock price may be volatile.

There can be no assurance that shares of our Class A Common Stock will be resold at or above their purchase price. The market value of our Class A Common Stock could be substantially affected by many factors, including our financial condition and performance, our quarterly and annual operating results, our decision to suspend our Class A Common Stock dividend beginning with the first quarter of 2011 and any future actions with respect to dividends, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), and general market conditions.

Our ability to pay dividends is limited, and we cannot provide assurance that we will be able to pay dividends regularly or at all.

Substantially all of our assets are owned through our general partnership interest in our Operating Partnership.  Our Operating Partnership holds substantially all of its properties and assets through subsidiaries, including subsidiary limited liability companies and a corporation that has elected to be treated as a taxable REIT subsidiary.  Our Operating Partnership therefore derives substantially all of its cash flow from cash distributions to it by its subsidiaries and we, in turn, derive substantially all of our cash flow from cash distributions to us by our Operating Partnership.  The creditors and preferred securityholders, if any, of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before that subsidiary may make distributions to us.  Thus, our Operating Partnership’s ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy obligations to their creditors and preferred securityholders, if any, and then to make distributions to our Operating Partnership.  Similarly, our ability to pay dividends to holders of our Class A Common Stock depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and preferred unitholders (including us with respect to the outstanding Senior Common Units of our Operating Partnership, and then to the holder of the outstanding Preferred Units of our Operating Partnership) and then to make distributions to us with respect to our general partnership interest.  Our Operating Partnership may not make distributions to the holders of its outstanding Common Units (including us with respect to our general partnership interest) unless full cumulative distributions have been paid on its outstanding Senior Common Units and Preferred Units, and we may not pay dividends on our Class A Common Stock unless full cumulative dividends have been paid on our outstanding Senior Common Stock.

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

The potential issuance of Class A Common Stock in exchange for partnership units of our Operating Partnership and future offerings of debt, preferred stock or other securities may dilute the holdings of, or otherwise adversely impact, our existing stockholders.

We may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium term notes, senior or subordinated notes and classes of preferred stock, convertible preferred units or common stock. Upon liquidation, holders of our debt securities, holders of our Senior Common Stock or any preferred stock with preferential distribution rights that we may issue and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A Common Stock. Future equity offerings and the issuance of Class A Common Stock in exchange for partnership units of our Operating Partnership may dilute the holdings of our existing stockholders. If we decide to issue preferred stock in addition to our Proportionate Voting Preferred Stock already issued, it could have a preference on liquidation distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to our existing stockholders.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.

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

We will elect to treat one of our subsidiaries, Pacific Office Management, as a taxable REIT subsidiary for federal income tax purposes upon the filing of its 2011 tax return, and we may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% (through December 31, 2012). Dividends payable by REITs, however, generally are not eligible for the reduced tax rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the market price of the stock of REITs, including our Class A Common Stock.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our Class A Common Stock.

At any time, the federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder.

ITEM 1B.  -  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  -  PROPERTIES

Our property portfolio is comprised primarily of institutional-quality office buildings located principally in selected long-term growth markets in Hawaii and southern California. Each property is owned either through entities wholly-owned by us or through joint ventures.  We hold managing ownership interests in six of our ten joint ventures. One of our joint ventures owns a sports club associated with our City Square property in Phoenix, Arizona.

As of December 31, 2011, we owned 22 office properties, including the interests in our joint venture properties, comprising approximately 4.4 million rentable square feet in 41 buildings. The following tables contain descriptive information about all of our properties as of December 31, 2011, excluding the City Square Sports Club.

PROPERTY	NO. OF BUILDINGS	YEAR BUILT/ RENOVATED	RENTABLE SQ. FT.	ANNUALIZED RENT (1)	PERCENTAGE OWNERSHIP	INTEREST
Wholly-Owned Properties
Waterfront Plaza	1	1988/2006	554,820	$18,981,426	100%	Leasehold
500 Ala Moana Boulevard
Honolulu, HI 96813
Davies Pacific Center	1	1972/2006	375,021	9,436,668	100%	Fee Simple
841 Bishop Street
Honolulu, HI 96813
Pan Am Building	1	1969/2005	225,876	6,882,205	100%	Fee Simple
1600 Kapiolani Boulevard
Honolulu, HI 96814
First Insurance Center(2)	1	1960	215,527	7,454,169	100%	Fee Simple
1100 Ward Avenue
Honolulu, HI 96814
Clifford Center (3)	1	1964/2005	77,655	1,790,399	100%	Leasehold
810 Richards Street
Honolulu, HI 96813
Sorrento Technology Center(4)	2	1985	63,363	—	100%	Fee Simple
10140 Barnes Canyon Road
10180 Barnes Canyon Road
San Diego, CA 92121
Total Wholly-Owned Properties	7		1,512,262	$44,544,867

PROPERTY	NO. OF BUILDINGS	YEAR BUILT/ RENOVATED	RENTABLE SQ. FT.	ANNUALIZED RENT (1)(5)	PERCENTAGE OWNERSHIP	INTEREST
Joint Venture Properties
Seville Plaza	3	1976/2002	139,336	$2,142,143	7.50%	Fee Simple
5469 Kearny Villa Road
5471 Kearny Villa Road
5473 Kearny Villa Road
San Diego, CA 92123
City Square	3	1961/1988	750,331	10,136,552	5.00%	Fee Simple
3800 North Central Avenue		1971/1994
3838 North Central Avenue		1965/2000
4000 North Central Avenue
Phoenix, AZ 85012
U.S. Bank Center	2	1976/2000-05	372,606	6,379,201	7.50%	Fee Simple
101 North First Avenue		1954
21 West Van Buren Street
Phoenix, AZ 85003
Pacific Business News Building	1	1964/2006	97,467	1,596,826	5.00%	Fee Simple
1833 Kalakaua Avenue
Honolulu, HI 96815
Bank of Hawaii Waikiki Center	1	1980/1989	153,496	7,468,689	17.50%	Leasehold
2155 Kalakaua Avenue
Honolulu, HI 96815
Black Canyon Corporate Center	1	1980/2006	218,694	3,131,501	17.50%	Fee Simple
16404 North Black Canyon Highway
Phoenix, AZ 85053
Torrey Hills Corporate Center	1	1998	23,478	111,153	32.17%	Fee Simple
11250 El Camino Real
San Diego, CA 92130
Scripps Ranch Business Park	2	1984/2006	48,146	922,216	32.17%	Fee Simple
9775 Business Park Avenue
10021 Willow Creek Road
San Diego, CA 92131
Palomar Heights Plaza	3	2001	45,538	730,036	32.17%	Fee Simple
5860 Owens Avenue
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008
Carlsbad Corporate Center	1	1996	120,483	2,465,796	10.00%	Fee Simple
1950 Camino Vida Roble
Carlsbad, CA 92008
Via Frontera Business Park	2	1979/1996	75,651	727,481	10.00%	Fee Simple
10965 Via Frontera Drive
10993 Via Frontera Drive
San Diego, CA 92127

PROPERTY	NO. OF BUILDINGS	YEAR BUILT/ RENOVATED	RENTABLE SQ. FT.	ANNUALIZED RENT (1)(5)	PERCENTAGE OWNERSHIP	INTEREST
Savi Tech Center	4	1989	371,098	7,221,114	10%	Fee Simple
22705 Savi Ranch Parkway
22715 Savi Ranch Parkway
22725 Savi Ranch Parkway
22745 Savi Ranch Parkway
Yorba Linda, CA 92887
Yorba Linda Business Park	5	1988	164,121	1,498,657	10%	Fee Simple
22833 La Palma Avenue
22343 La Palma Avenue
22345 La Palma Avenue
22347 La Palma Avenue
22349 La Palma Avenue
Yorba Linda, CA 92887
South Coast Executive Center	1	1980/1997	60,798	910,250	10%	Fee Simple
1503 South Coast Dr.
Costa Mesa, CA 92626
Gateway Corporate Center	1	1987	85,048	1,767,419	10%	Fee Simple
1370 Valley Vista Drive
Diamond Bar, CA 91765
Valencia Corporate Center	3	1997-2007	194,268	4,576,715	5%	Fee Simple
28490 Avenue Stanford
28480 Avenue Stanford
28470 Avenue Stanford
Santa Clarita, CA 91355
Total Joint Venture Properties	34		2,920,559	$51,785,749

(1) Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2011 actual expense reimbursement billings. Total abatements committed to as of December 31, 2011, for the 12 months ending December 31, 2012, were approximately $0.2 million for our wholly-owned properties and $ 1.3 million for our joint venture properties.

(2) On February 15, 2012, we entered into agreements to sell our First Insurance Center property to an unaffiliated third party. The completion of the sale is expected to occur in the second quarter of 2012, subject to customary closing conditions, although we cannot be certain that we will be able to complete the sale within that timeframe or at all.

(3) On February 23, 2012, we acquired the fee interest in the land underlying the Clifford Center property.
(4) We had $11.6 million in aggregate principal indebtedness secured by our Sorrento Technology Center property that was in default as of December 31, 2011. On January 5, 2012, the lender foreclosed on this loan and took back the property.

(5) Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. No portion of the joint venture properties' annualized rent is consolidated in our consolidated financial statements because our interests in our joint venture properties are accounted for under the equity method of accounting.

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our properties at December 31st of each of the past five years commencing with the year of the property’s acquisition by either the Company or affiliates of The Shidler Group.

	Percent Leased(1)(2)					Annualized Rent Per Leased SF(3)
PROPERTY	2007	2008	2009	2010	2011	2007	2008	2009	2010	2011
Wholly-Owned Properties
Waterfront Plaza	91%	86%	94%	93%	92%	$31.37	$33.95	$37.12	$37.71	$38.53
Davies Pacific Center	85%	87%	86%	81%	76%	31.54	35.93	35.12	35.79	34.77
Pan Am Building	98%	97%	93%	88%	89%	31.73	38.83	38.57	36.97	37.07
First Insurance Center	97%	97%	99%	99%	99%	33.07	35.82	34.61	36.1	36.82
Clifford Center	79%	81%	83%	74%	76%	27.18	29.39	31.95	33.09	32.04
Sorrento Technology Center	100%	100%	100%	100%	—	22.14	23.7	24.47	24.58	—
Weighted Average: Wholly-Owned Properties	91%	90%	92%	90%	84%	$31.11	$34.77	$35.69	$36.11	$36.87
Joint Venture Properties
Bank of Hawaii Waikiki Center	88%	87%	86%	87%	86%	$38.90	$54.05	$52.25	$56.21	$56.56
Pacific Business News Building	72%	73%	73%	68%	52%	29.06	31.36	32.33	32.64	33.07
City Square	77%	77%	72%	71%	70%	18.29	20.35	20.64	20.62	20.44
U.S. Bank Center	79%	80%	80%	72%	72%	20.53	22.37	22.26	23.32	23.97
Black Canyon Corporate Center	65%	65%	65%	76%	76%	15.60	16.43	17.85	17.99	18.71
Seville Plaza	92%	77%	75%	67%	57%	26.94	26.84	27.04	26.72	27.18
Scripps Ranch Business Park	—	85%	44%	49%	74%	—	18.89	26.20	25.04	27.30
Torrey Hills Corporate Center	—	100%	89%	11%	11%	—	40.00	41.81	40.80	42.02
Palomar Heights Plaza	—	88%	70%	74%	64%	—	25.08	23.07	24.19	24.64
Via Frontera Business Park	93%	93%	100%	51%	51%	16.47	19.39	18.68	18.08	18.70
Carlsbad Corporate Center	44%	67%	95%	100%	100%	15.42	16.47	17.60	19.63	20.29
South Coast Executive Center	80%	60%	51%	65%	68%	24.10	25.43	25.82	19.51	21.98
Savi Tech Center	97%	97%	97%	100%	100%	18.39	18.80	19.26	20.03	20.00
Yorba Linda Business Park	95%	87%	94%	81%	87%	10.79	11.65	11.66	10.41	10.35
Valencia Corporate Center	—	—	—	—	78%	—	—	—	—	30.27
Gateway Corporate Center	94%	94%	91%	90%	79%	25.90	27.45	26.65	27.47	26.30
Weighted Average: Joint Venture Properties	78%	76%	75%	72%	76%	$19.44	$21.24	$21.35	$21.67	$23.75
Weighted Average: Total Portfolio	83%	81%	81%	78%	79%	$23.62	$25.88	$26.24	$26.59	$28.43
(1) Based on leases signed as of December 31 of each historical year.
(2) Based on rentable square footage.
(3) Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2011 actual expense reimbursement billings. Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. Annualized Rent per Leased Square Foot represents Annualized Rent divided by square feet of commenced leases as of December 31, 2011.

Tenant Diversification

The following tables provide information on the ten largest tenants, by annualized rent, in our wholly-owned and joint venture properties as of December 31, 2011. No single tenant accounts for 10% or more of our total consolidated revenues.

Tenant	Lease Expiration	Rentable Square Feet	Annualized Rent(1)	% of Total Annualized Rent	Property	Industry
Wholly-Owned Properties
First Insurance Company of Hawaii Ltd.	2/28/2018	110,050	$4,250,009	9.54%	First Insurance Center	Insurance
Hawaii Insurance Consultants Ltd	12/31/2012	76,828	3,255,352	7.31%	Waterfront Plaza	Insurance
Straub Clinic & Hospital	1/31/2013	55,910	1,862,948	4.18%	First Insurance Center	Health Care
General Services Administration	6/20/2025	30,994	1,385,472	3.11%	Waterfront Plaza	Government
Oahu Publications Inc.	1/31/2018	30,399	1,264,906	2.84%	Waterfront Plaza	Media & Journalism
AT&T Corp.	6/30/2015	26,160	1,079,792	2.42%	Waterfront Plaza	Communications
Hilton Grand Vacations Company LLC	4/16/2013	16,107	829,760	1.86%	Pan Am Building	Tourism & Hospitality
McCorriston Miller Mukai MacKinnon LLLP	12/31/2021	27,023	812,379	1.82%	Waterfront Plaza	Legal services
Honolulu Surgery Center L.P.	6/30/2025	17,026	802,976	1.80%	Waterfront Plaza	Medical
Royal State Financial Corp.	1/31/2015	20,565	762,673	1.71%	Pan Am Building	Insurance
Total Annualized Rent for
Top 10 Tenants-Wholly-Owned Properties			$16,306,267	36.61%
Total Annualized Rent - Wholly-Owned Properties			$44,544,867
Joint Venture Properties
Carefusion Inc	2/28/2015	130,000	$2,773,788	5.36%	Savi Tech Center	Medical
Nobel Biocare USA Inc.	10/31/2017	122,361	2,470,554	4.77%	Savi Tech Center	Medical
Bank of Hawaii	1/31/2038	6,971	2,015,150	3.89%	Bank of Hawaii Waikiki Center	Financial Services & Banking
AZ Dept of Economic Security	12/31/2015	104,059	1,974,856	3.81%	City Square	Government
High-Tech Institute Inc./Anthem College	4/4/2018	92,974	1,704,079	3.29%	Black Canyon Corporate Center	Educational Services
Insurance Company of the West	6/30/2019	43,956	1,482,947	2.86%	Valencia Corporate Center	Insurance
Valley Metro Rail Inc.	6/30/2016	57,007	1,283,285	2.48%	U.S. Bank Center	Transportation and Warehousing
Teddy Bear Museum Inc.	10/31/2020	18,788	1,011,144	1.95%	Bank of Hawaii Waikiki Center	Retail - Miscellaneous
Paychex North America Inc.	6/30/2012	48,427	981,668	1.90%	Black Canyon Corporate Center	Services - Miscellaneous
Ashley Furniture Homestore	9/30/2016	46,176	973,369	1.88%	Savi Tech Center	Retail - Miscellaneous
Total Annualized Rent for
Top 10 Tenants – Joint Venture Properties			$16,670,840	32.19%
Total Annualized Rent – Joint Venture Properties			$51,785,749
___________________
(1) Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2011 actual expense reimbursement billings.  Annualized rent for the tenants of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest.

The following table contains information about tenants who occupy more than 10% of any of our properties as of December 31, 2011. Five properties have no tenant that occupies more than 10% of the rentable area. No tenant occupies more than 10% of the aggregate rentable area of all of our properties combined.

Property/Tenant	Industry	Lease Expiration(1)	Renewal Option	Total Leased Square feet	% of Rentable Square Feet	Annualized Rent(2)	% of Annualized Rent
Wholly-Owned Properties
Waterfront Plaza
Hawaii Insurance Consultants Ltd	Insurance	12/31/2012	(3)	76,828	13.85%	$3,255,352	17.15%
First Insurance Center
First Insurance Company of Hawaii Ltd.	Insurance	2/28/2018	(4)	110,050	51.06%	4,250,009	57.02%
Straub Clinic & Hospital	Health Care	1/31/2013	(5)	55,910	25.94%	1,862,948	24.99%
Clifford Center
Clifford Projects Inc.	Architectural & engineering	2/29/2016	(6)	11,444	14.74%	414,201	23.13%
Joint Venture Properties
Bank of Hawaii Waikiki Center
Teddy Bear Museum Inc.	Retail - Miscellaneous	10/31/2020	(7)	18,788	12.24%	1,011,144	13.54%
JTB Hawaii Inc.	Tourism & Hospitality	12/31/2017	(8)	17,800	11.60%	784,371	10.50%
Aston Hotels & Resorts LLC	Tourism & Hospitality	10/31/2019	(9)	17,747	11.56%	633,942	8.49%
City Square
AZ Dept of Economic Security	Government	12/31/2015	(10)	104,059	13.87%	1,974,856	19.48%
U.S. Bank Center
Valley Metro Rail Inc.	Transportation and Warehousing	6/30/2016	(11)	57,007	15.30%	1,283,285	20.12%
Jacobs Engineering Group Inc.	Architectural & engineering	1/31/2015	None	40,235	10.80%	965,640	15.14%
Black Canyon Corporate Center
High-Tech Institute Inc./Anthem College	Educational Services	4/4/2018	None	92,974	42.51%	1,704,079	54.42%
Paychex North America Inc.	Services - Miscellaneous	6/30/2012	None	48,427	22.14%	981,668	31.35%
Direct Alliance Corporation	Services - Miscellaneous	9/30/2017	(12)	25,978	11.88%	445,754	14.23%
Scripps Ranch Business Park
Jones & Stokes Associates Inc.	Architectural & engineering	3/31/2015	(13)	15,356	31.89%	431,312	46.77%
Department of Insurance	Government	3/31/2022	(14)	10,755	22.34%	302,040	32.75%
Centerbeam Inc.	Architectural & engineering	5/31/2016	(15)	5,484	11.39%	137,203	14.88%
Torrey Hills Corporate Center
Pacific Hospitality Group Inc.	Construction	4/30/2015	(16)	2,645	11.27%	111,153	100.00%
Palomar Heights Plaza
LMR Solutions LLC	Technology	11/30/2012	(17)	8,758	19.23%	225,956	30.95%

Via Frontera Business Park

Xpress Data Inc.	Media & Journalism	9/30/2015	(18)	15,298	20.22%	243,067	33.41%
Panasonic Corp of North America	Retail - Miscellaneous	11/30/2012	None	8,064	10.66%	162,767	22.37%
Carlsbad Corporate Center
Linear LLC	Manufacturing - Miscellaneous	9/30/2013	(19)	53,022	44.01%	960,054	38.93%
Greatcall DBA: Jitterbug	Communications	5/31/2014	(20)	23,358	19.39%	515,164	20.89%
San Diego Golf Academy	Educational Services	1/31/2015	(21)	20,254	16.81%	469,444	19.04%
Savi Tech Center
Carefusion Inc	Medical	2/28/2015	None	130,000	35.03%	2,773,788	38.41%
Nobel Biocare USA Inc.	Medical	10/31/2017	(22)	122,361	32.97%	2,470,554	34.21%
First American Real Estate Solutions, LLC	Real Estate	10/31/2012	(23)	47,198	12.72%	962,839	13.33%
Ashley Furniture Homestore	Retail – Miscellaneous	9/30/2016	None	46,176	12.44%	973,369	13.48%
Yorba Linda Business Park
AJ Oster West Inc	General Merchandisers	3/31/2014	(24)	50,282	30.64%	363,698	24.27%
Valencia Corporate Center
Insurance Company of the West	Insurance	6/30/2019	(25)	43,956	51.68%	1,482,947	83.90%
County of Los Angeles	Government	5/20/2012	(26)	32,743	38.50%	719,036	40.68%
Psomas	Architectural & engineering	11/30/2017	(27)	15,312	18.00%	559,170	31.64%
Scorpion Design Inc.	Media & Journalism	1/31/2016	None	12,579	14.79%	384,124	21.73%
North Los Angeles Regional Center	Government	7/31/2013	(28)	10,743	12.63%	343,947	19.46%
Gateway Corporate Center
University of Phoenix	Educational Services	9/30/2014	None	30,627	36.01%	762,283	43.13%
QTC Management Inc	Medical	2/28/2013	(29)	14,925	17.55%	430,387	24.35%
1) Expiration dates assume no exercise of renewal, extension or termination options.
2) Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2011 actual expense reimbursement billings. Annualized rent for the tenants of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest.

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
7) Teddy Bear Museum has an option to extend its term for one 10-year period at fair market rent.
8) JTB Hawaii has an option to extend its term for one 5-year period at fair market rent. If Tenant constructs a building, Tenant may terminate with 12 months written notice.
9) Aston Hotels & Resorts has an option to extend its term for one 5-year period at 90% of fair market rent.
10) The Arizona Dept. of Economic Security has an option to extend its term for 5 years at fair market rent.
11) Valley Metro Rail has an option to extend its term for two 5-year periods at 95% of fair market rent.
12) Direct Alliance has an option to extend its term for one 5-year period at fair market rent.

13) Jones & Stokes Associates has an option to extend its term for one 5-year period at fair market rent.
14) Department of Insurance may terminate lease at any time on or after November 30, 2015 upon 30-day written notice.
15) Centerbeam has an option to extend its term for one 5-year period at fair market rent.
16) Pacific Hospitality Group has an option to extend its term for one 5-year period at fair market rent.
17) LMR Solutions has an option to extend its term for one 5-year period at an annual increase of 3% over the last year rental rate of the original term.
18) Xpress Data has an option to extend its term for one 5-year period at fair market rent
19) Linear LLC has an option to extend its term for two 5-year periods at 95% of the fair market rent at the time of extension.
20) Jitterbug has an option to extend its term for one 5-year period at fair market rent.
21) San Diego Golf Academy has an option to extend its term for one 5-year period at fair market rent.
22) Nobel Biocare USA Inc. has an option to extend its term for two 5-year periods at fair market rent.
23) First American Real Estate Facilities has an option to extend its term for one 5-year period at fair market rent.
24) AJ Oster West, Inc. has an option to extend its term for one 5-year period at 95% of fair market rent.
25) Insurance Company of the West has an option to extend its term for two 5-year periods at the fair market rent at the time of extension.
26) County of Los Angeles has an option to extend its term for two 5-year periods at the fair market rent at the time of extension.
27) Psomas has an option to extend its term for one 5-year period at fair market rent.
28) North Los Angeles Regional Center has an option to extend its term for two 5-year periods at fair market rent.
29) QTC Management and landlord each have the right to terminate after 90 days of Expansion Space Commencement Date of September 1, 2011, upon 60 days notice.

Lease Distribution by Square Footage

The following tables summarize the lease distributions by square footage for all our properties as of December 31, 2011.

Square Feet Under Lease	Number of Leases	Leases as a % of Total	Rentable Square Feet(1)	Square Feet As a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total
Wholly-Owned Properties
2,500 or less	288	75.00%	259,399	17.15%	$9,202,582	20.66%
2,501-10,000	70	18.23%	325,001	21.49%	11,257,189	25.27%
10,001 - 20,000	18	4.69%	245,765	16.25%	9,411,564	21.13%
20,001 - 40,000	5	1.30%	135,141	8.94%	5,305,222	11.91%
40,001-100,000	2	0.52%	132,738	8.78%	5,118,301	11.49%
Greater than 100,000	1	0.26%	110,050	7.28%	4,250,009	9.54%
Subtotal	384	100.00%	1,208,094	79.89%	$44,544,867	100.00%
Signed Leases Not Commenced	—	—	1,735	0.12%	—	—
Available for Lease	—	—	234,839	15.52%	—	—
Building Management Use	—	—	1,839	0.12%	—	—
BOMA Adjustment (3)	—	—	65,755	4.35%	—	—
Wholly-Owned Properties Total/Weighted Average	384	100.00%	1,512,262	100.00%	$44,544,867	100.00%
Joint Venture Properties
2,500 or less	183	54.78%	172,526	5.91%	$4,091,267	7.90%
2,501-10,000	102	30.54%	492,151	16.85%	14,123,207	27.27%
10,001 - 20,000	25	7.49%	338,373	11.59%	9,363,716	18.08%
20,001 - 40,000	12	3.59%	342,053	11.71%	7,310,781	14.12%
40,001-100,000	9	2.70%	479,277	16.41%	9,677,580	18.69%
Greater than 100,000	3	0.90%	356,420	12.20%	7,219,198	13.94%
Subtotal	334	100.00%	2,180,800	74.67%	$51,785,749	100.00%
Signed Leases Not Commenced	—	—	6,974	0.24%	—	—
Available for Lease	—	—	690,812	23.65%	—	—
Building Management Use	—	—	3,249	0.11%	—	—
BOMA Adjustment (3)	—	—	38,724	1.33%	—	—
Joint Venture Properties Total/Weighted Average	334	100.00%	2,920,559	100.00%	$51,785,749	100.00%
(1) Based on BOMA 1996 re-measurement.
(2) Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2011 actual expense reimbursement billings. Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest.

(3) Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Lease Expirations

The following tables summarize the lease expirations for leases in place as of December 31, 2011 for all of our properties. The information set forth in the tables assumes that tenants exercise no renewal options or early termination rights.

Wholly-Owned Properties

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet (1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Rent Per Leased Square Foot at Expiration(4)
2012	141	281,476	18.61%	$10,411,266	23.37%	$36.99	$10,416,537	$37.01
2013	62	155,383	10.27%	5,717,493	12.84%	36.80	5,773,932	37.16
2014	64	149,080	9.86%	5,293,303	11.88%	35.51	5,469,855	36.69
2015	50	166,174	10.99%	5,984,094	13.43%	36.01	6,271,812	37.74
2016	39	115,002	7.61%	4,084,049	9.17%	35.51	4,382,691	38.11
2017	5	31,826	2.11%	1,113,516	2.50%	34.99	1,179,896	37.07
2018	8	156,345	10.34%	6,194,170	13.91%	39.62	6,895,595	44.10
2019	5	25,520	1.69%	948,321	2.13%	37.16	1,050,332	41.16
2020	2	15,720	1.04%	645,637	1.45%	41.07	679,123	43.20
2021	4	53,134	3.51%	1,715,065	3.85%	32.28	2,128,870	40.07
Thereafter	4	58,434	3.86%	2,437,953	5.47%	41.72	2,575,157	44.07
Subtotal	384	1,208,094	79.89%	$44,544,867	100.00%	$36.87	$46,823,800	$38.76
Signed Leases Not Commenced	—	1,735	0.12%	—	—	—	—	—
Available for Lease	—	234,839	15.53%	—	—	—	—	—
Building Management Use	—	1,839	0.12%	—	—	—	—	—
BOMA Adjustment (5)	—	65,755	4.34%	—	—	—	—	—
Total/Weighted Average	384	1,512,262	100.00%	$44,544,867	100.00%	$29.46	$46,823,800	$30.96
_________________________________

(1)   Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2011 actual expense reimbursement billings.

(3)	Represents annualized rent divided by leased square feet.

(4)	Represents annualized rent at expiration divided by leased square feet.

(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Joint Venture Properties

Year of Lease Expiration	Expiring Number of Leases	Rentable Square Feet (1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Per Leased Square Foot at Expiration(4)
2012	127	374,783	12.83%	$8,929,146	17.24%	$23.82	$9,302,581	$24.82
2013	72	331,462	11.35%	7,721,897	14.91%	23.30	8,012,970	24.17
2014	53	244,036	8.36%	4,845,364	9.36%	19.86	5,162,831	21.16
2015	38	525,583	18.00%	11,644,023	22.49%	22.15	12,401,117	23.59
2016	24	240,921	8.25%	5,124,769	9.90%	21.27	5,552,579	23.05
2017	7	254,833	8.73%	5,748,336	11.10%	22.56	6,170,504	24.21
2018	4	103,803	3.55%	2,010,159	3.88%	19.37	2,281,371	21.98
2019	3	61,703	2.11%	2,133,677	4.12%	34.58	2,529,281	40.99
2020	1	18,788	0.64%	1,011,144	1.95%	53.82	1,166,680	62.10
2021	2	2,572	0.09%	95,457	0.18%	37.11	128,218	49.85
Thereafter	3	22,316	0.76%	2,521,777	4.87%	113.00	3,950,279	177.02
Subtotal	334	2,180,800	74.67%	$51,785,749	100.00%	$23.75	$56,658,411	$25.98
Signed Leases Not Commenced	—	6,974	0.24%	—	—	—	—	—
Available for Lease	—	690,812	23.65%	—	—	—	—	—
Building Management Use	—	3,249	0.11%	—	—	—	—	—
BOMA Adjustment (5)	—	38,724	1.33%	—	—	—	—	—
Total/Weighted Average	334	2,920,559	100.00%	$51,785,749	100.00%	$17.73	$56,658,411	$19.40
_______________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2011. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2011 actual expense reimbursement billings.  Annualized rent for the leases of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest

(3)	Represents annualized rent divided by leased square feet.

(4)	Represents annualized rent at expiration divided by leased square feet.

(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Ground Leased Properties

At December 31, 2011 we held long-term ground leasehold interests in our Clifford Center and Waterfront Plaza properties (as well as Bank of Hawaii Waikiki Center, which is ground leased to a joint venture in which we hold a minority interest).

The Clifford Center ground lease expires May 31, 2035. The annual rental obligation is a combination of a base rent amount plus 3% of base rental income from tenants. On June 1, 2016 and 2026, the annual rental obligation will reset to an amount equal to the greater of (i) 6% of the fair market value of the land, and (ii) the ground lease rent payable during the prior period. On February 23, 2012, we acquired the fee interest in the land underlying the Clifford Center property.

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

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2011, please refer to the Indebtedness section in Item 7 of this Annual Report on Form 10-K.

ITEM 3.  -  LEGAL PROCEEDINGS

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to it.

ITEM 4.  -  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  -  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is currently traded on the NYSE Amex under the symbol “PCE.”  The following table sets forth the high and low sales prices for our Class A Common Stock as reported by the NYSE Amex and the dividends declared for each of the periods indicated.

	HIGH	LOW	DIVIDENDS
2011
Fourth Quarter	$0.61	$0.25	$—
Third Quarter	$2.14	$0.46	$—
Second Quarter	$2.33	$1.96	$—
First Quarter	$3.94	$1.96	$—
2010
Fourth Quarter	$4.94	$3.85	$0.011
Third Quarter	$5.43	$3.95	$0.05
Second Quarter	$4.81	$3.60	$0.05
First Quarter	$4.40	$3.40	$0.05

On April 19, 2011, we received notice from the NYSE Amex indicating that we were not in compliance with the continued listing standards of the exchange, specifically, (i) Section 1003(a)(i) of the NYSE Amex Company Guide, because at December 31, 2010 we had total equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years, and (ii) Section 1003(a)(ii) of the Company Guide, because at December 31, 2010 we had total equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years. In July 2011, the exchange accepted our plan to establish compliance with the requirements of Sections 1003(a)(i) and (ii) of the Company Guide by October 19, 2012. However, the staff of the NYSE Amex advised us that if we did not show progress consistent with the plan, the staff would review the circumstances and may immediately commence delisting proceedings. To date, we have not met the goals set forth in the plan, and have no expectation that we would regain compliance in the required timeframe, and therefore we anticipated that the exchange may soon commence delisting proceedings. Consequently, on March 16, 2012, we notified the NYSE Amex of our status and initiated the withdrawal of the listing of our Class A Common Stock from the NYSE Amex, which we expect to be effective on or about April 5, 2012, in order to facilitate an orderly transition of trading in our Class A Common Stock to the OTCQB Marketplace.

Upon the effectiveness of its delisting from the NYSE Amex, our Class A Common Stock will not be listed on an exchange and will have no specialist or market maker that is obligated to maintain a market in our stock. Our Class A Common Stock is currently quoted in the OTC markets and we expect those quotations to continue following delisting from NYSE Amex although we are not able to compel these quotations. Furthermore, brokers and dealers making quotations will not be obligated to engage in transactions in our Class A Common Stock at quoted or any other prices. Consequently, an active trading market may not develop following delisting from the NYSE Amex or, if developed, may not be sustained.

As of March 23, 2012, our Class A Common Stock was held by 51 stockholders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

Our Class B Common Stock has identical voting and dividend rights to our Class A Common Stock, but has no distribution rights upon liquidation. No established public trading market exists for our Class B Common Stock. As of March 23, 2012, our Class B Common Stock was held by one stockholder of record.

There currently is no established public trading market for our Senior Common Stock, and we do not expect to have our shares of Senior Common Stock listed on any securities exchange or quoted on an automated quotation system in the near future. As of March 23, 2012, our Senior Common Stock was held by 838 stockholders of record.

Dividends

Our Senior Common Stock ranks senior to our Class A Common Stock with respect to dividends and distribution of amounts upon liquidation. Holders of our Senior Common Stock are entitled to receive, when and as authorized by our board of directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. In addition, if the dividend payable on our Class A Common Stock exceeds $0.20 per share per annum, the Senior Common Stock dividend will increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum. Our board of directors has authorized daily dividends on the Senior Common Stock for the months of April 2010 through April 2012. The dividends for each month have been or will be calculated based on holders of record of Senior Common Stock each day during such months, in an aggregate amount equal to $0.06041667 per share per month (pro-rated from the date of issuance). Dividends declared for each month have been or will be paid on or about the 15th day of the following month. We cannot assure you that dividends on our Senior Common Stock will continue to be paid in the future.

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends depends almost entirely on distributions received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations.  Our ability to pay dividends to holders of our Class A Common Stock depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and preferred unitholders (including us with respect to the outstanding Senior Common Units of our Operating Partnership, and then to the holder of the outstanding Preferred Units of our Operating Partnership) and then to make distributions to us with respect to our general partnership interest.  Our Operating Partnership may not make distributions to the holders of its outstanding Common Units (including us with respect to our general partnership interest) unless full cumulative distributions have been paid on its outstanding Senior Common Units and Preferred Units, and we may not pay dividends on our Class A Common Stock unless full cumulative dividends have been paid on our outstanding Senior Common Stock.

We did not declare a dividend on our Class A Common Stock for fiscal 2011 and do not currently expect to declare a dividend on our Class A Common Stock in 2012.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units for fiscal 2011 and does not expect to do so in 2012.  As noted above, unless full cumulative distributions have been paid on the outstanding Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock until all cumulative distributions have been paid with respect to the Preferred Units.

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

Overview

We are a REIT that owns and operates primarily institutional-quality office properties principally in selected long-term growth markets in Hawaii and southern California. As of December 31, 2011, we owned six office properties comprising approximately 1.5 million rentable square feet and interests (ranging from 5% to approximately 32%) in 17 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in 13, comprising approximately 2.9 million rentable square feet.

We were formed in 2008 as a continuation of The Shidler Group's successful 30-year history of operations in the western United States and Hawaii. Our formation was accomplished through a reverse merger into a publicly traded REIT, Arizona Land Income Corporation, or AZL, whose common stock was listed and traded on the American Stock Exchange. Concurrent with the merger, we changed our name to Pacific Office Properties Trust, Inc. and reincorporated in the State of Maryland.

Following our formation transactions and throughout 2010, we were externally advised by Pacific Office Management, Inc., referred to as Pacific Office Management, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler.  Pacific Office Management was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 and internalized management. As of the filing of this Annual Report on Form 10-K, we remain self-administered and self-managed.

 Effective April 1, 2012, we expect to be externally advised once again. Our advisor will be Shidler Pacific Advisors, LLC an entity that is owned and controlled by Jay H. Shidler, our Chairman of the Board. Shidler Pacific Advisors will be responsible for the day-to-day operation and management of the Company and has agreed to acquire substantially all of the tangible assets of Pacific Office Management for an aggregate purchase price of $25,000. In addition, effective April 1, 2012, all of our wholly-owned properties will be managed by Shidler Pacific Advisors and all of our joint venture properties that we have the right to manage will be managed by Parallel Capital Partners, Inc., an entity owned by James R. Ingebritsen, our Chief Executive Officer until the effectiveness of his resignation at 5:00 pm pacific time on March 29, 2012; Matthew J. Root, our Chief Investment Officer until the effectiveness of his resignation at 5:00 pm pacific time on March 29, 2012; and James C. Reynolds, who beneficially owns approximately 12% of our Class A Common Stock. Our board of directors has appointed Lawrence J. Taff, currently our Executive Vice President, to serve as our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective as of March 29, 2012. Mr. Taff also serves as President of Shidler Pacific Advisors.

Our return to external management, and related actions, reflect our determination to reduce costs as much as reasonably practicable in the near future. Our related actions include delisting our Class A Common Stock from the NYSE Amex and facilitating the departure of Messrs. Ingebritsen and Root from our employment. Externalizing management and these related actions, enable us to reduce our number of officers and directors and eliminate all employee positions. We believe that the net effect of this outsourcing and this downsizing and simplification of our operating platform will be to reduce our future operating costs, effective April 1, 2012. This streamlining will reduce the full-time workforce previously dedicated to our investment, divestment and capital markets activities. We do not expect to pursue these activities in the near future. We therefore believe that Shidler Pacific Advisors and Parallel Capital Partners can provide adequate personnel resources, at lower cost to us, for our current and prospective business. We expect to require additional personnel if we resume substantial activities of this nature.

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

Recent Developments

In May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. The loan required us to deposit letters of credit totaling $0.6 million in the event that certain tenants ceased occupancy, went dark or gave us notice of their intent to vacate the property. Although the loan was foreclosed, the lender is seeking collection on this obligation which was guaranteed by James C. Reynolds. Pursuant to an indemnity agreement entered into in connection with our formation transactions, we indemnified Mr. Reynolds for any losses under the letters of credit. We have reached an agreement with the lender wherein the lender will accept a reduced amount and we have agreed to fund $0.4 million. Also, as a result of the foreclosure action, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that liability under these agreements could exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced. Because we had previously written down the property, we expect to recognize a gain on the foreclosure of approximately $2.3 million in the first quarter of 2012.

On February 15, 2012, we entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The completion of the sale transactions is scheduled to occur simultaneously no later than 10 business days after the consent of the lenders to the debt assumptions is received, but no later than June 30, 2012, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our First Insurance Center property prior to that date or at all. Should the sale of the property be completed, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced.

On February 23, 2012, we completed the acquisition of the fee interest in the land underlying our Clifford Center property, located in Honolulu, Hawaii for aggregate consideration of $6.5 million. As part of the acquisition we entered into a new loan agreement with Central Pacific Bank in the amount of $4.9 million. The loan bears interest at 4.00% per annum, requires monthly principal and interest payments of $25,733 and matures on February 17, 2017.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management's estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above- and below-market lease amounts are reflected in “Acquired above-market leases, net” and “Acquired below-market leases, net,” respectively, in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Rental revenues included (above-) below-market lease intangible amortization of $1.0 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

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

In May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. As a result of our default, our intent and ability to hold the asset long-term was adversely impacted. Based on this event, we concluded the carrying value of the asset may not be fully recoverable and recorded a non-cash asset impairment charge of $3.3 million which is reflected in the operating results for the year ended December 31, 2011. In addition, during the second quarter of 2011, we re-assessed the fair values of our Pacific Business News Building and City Square properties in connection with the negotiation of discounted loan payoffs and the contribution of the properties into joint ventures with a third party. As a result, we recorded non-cash asset impairment charges of $5.1 million and $6.4 million, respectively, during the second quarter of 2011.

Following our annual assessment in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2010, we determined that the holding periods for two of our wholly-owned real estate assets, the Pacific Business News Building and City Square properties, needed to be shortened due to the uncertainty surrounding the matured and unpaid debt secured by these assets.  As a result, we recorded non-cash asset impairment charges of $2.0 million and $24.8 million related to our Pacific Business News Building and City Square properties, respectively, during the fourth quarter of 2010. We contributed these properties to newly formed joint ventures in the second quarter of 2011.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which was effective January 1, 2010 and which requires ongoing assessments of the investments to determine whether or not they are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity's governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable.  We currently do not hold any investments in VIEs.

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

During a periodic impairment review, we noted uncertainty surrounding debt that matured in May 2011 secured by our U.S. Bank property and as a result, we recorded a non-cash impairment charge of approximately $1.4 million during the second quarter of 2011 to write off our investment in the unconsolidated joint venture that owns our U.S. Bank property. In addition, during the third quarter of 2011, we noted uncertainty surrounding debt that is scheduled to mature in the first quarter of 2012 secured by our Black Canyon property and the properties that constitute our SoCal Portfolio ("SoCal Portfolio"), and as a result, we recorded non-cash impairment charges of approximately $0.06 million and $1.1 million, respectively, during the third quarter of 2011 to write down our investments in the unconsolidated joint ventures that own these properties. Our equity interests in the Black Canyon and SoCal Portfolio joint ventures are 17.5% and 10%, respectively. These non-cash impairment charges are included in “equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations. At December 31, 2011, our remaining investments in the Black Canyon and SoCal Portfolio joint ventures were $0.04 million and $0.00 million respectively. The SoCal Portfolio currently includes 14 office and flex buildings totaling approximately 877,000 rentable square feet situated on six properties (Via Frontera Business Park, Carlsbad Corporate Center, Savi Tech Center, Yorba Linda Business Park, South Coast Executive Center and Gateway Corporate Center) in Los Angeles, Orange and San Diego counties in southern California.

During a periodic impairment review, we noted that indicators of other-than-temporary impairment existed at our Seville Plaza property and as a result, we recorded a non-cash impairment charge of approximately $0.2 million during the year ended December 31, 2010 to write off our investment in the unconsolidated joint venture that owns our Seville Plaza property.  The charge is included in “equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations for the year ended December 31, 2010.

Goodwill. We record the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. We identified three reporting units to which goodwill was allocated.  All of our consolidated properties in Hawaii are considered one reporting unit due to similar geographic and economic characteristics.  Our two consolidated mainland properties, City Square and Sorrento Technology Center, were considered to be their own respective reporting units due to their respective locations in Phoenix, Arizona and San Diego, California, two distinct markets.  The reporting unit's fair value is calculated as the discounted future cash flows based on management's best estimate of the applicable capitalization and discount rates. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. An impairment charge is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment.  Factors that may cause goodwill to be impaired include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions or decreased cash flow from our properties.

During our annual impairment testing performed in 2010, we identified adverse economic conditions that caused impairment at two of our reporting units.  We determined that, on a discounted cash flow basis, the fair value of our reporting unit in San Diego, California was lower than its carrying value.   Following our unsuccessful public offering of Class A Common Stock and the termination of our Senior Common Stock offering, our plans to reposition and re-lease the property were postponed due to unavailability of financing.  As a result, we recognized an impairment charge of $1.7 million related to the goodwill allocated to this reporting unit during the year ended December 31, 2010.  In addition, we determined that the fair value of our reporting unit in Phoenix, Arizona was also lower than its carrying value.  We had planned to repay matured senior and mezzanine debt secured by the City Square property with proceeds from our public offering of Class A Common Stock, but that offering was not successful. In addition, the forbearance agreement with the mezzanine lender had expired and there was no assurance that we would be able to retain our interest in the property.  As such, we recognized an impairment charge of $11.7 million related to the goodwill allocated to this reporting unit during the year ended December 31, 2010. The Hawaii reporting unit is the only reporting unit with goodwill remaining following the two impairment charges to write off the goodwill associated with San Diego and Phoenix reporting units.

Revenue Recognition.   The following four criteria must be met before we recognize revenue and gain:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in rental revenues was $0.02 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.4 million and $0.9 million as of December 31, 2011 and 2010, respectively.

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of December 31, 2011 and December 31, 2010, none of our subsidiaries had elected to be treated as a TRS.  However, effective as of February 1, 2011, we internalized our management by acquiring all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 payable in cash. We will elect to treat this entity, Pacific Office Management, Inc., as a TRS for federal income tax purposes upon the filing of its 2011 tax return.

Non-controlling Interests. We account for non-controlling interests in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, we report non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders' equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income available to common stockholders on the statement of operations.  Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, FASB ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. We periodically evaluate individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 were significantly affected by the contribution of two of our wholly-owned properties, City Square and the Pacific Business News Building, into joint ventures with a third party ("Contribution Properties"). As a result, our results are not comparable from period to period. Therefore, in the table below, we have also separately presented the results of our “Same Properties Portfolio.”

Our Same Properties Portfolio is comprised of our wholly-owned properties as of December 31, 2011 (specifically our five properties located in Honolulu, Hawaii - Waterfront Plaza, First Insurance Center, Davies Pacific Center, Clifford Center and the Pan-Am Building - and our Sorrento Technology Center property in San Diego, California). Our discussion of the results of our Same Properties Portfolio does not include the effects of the internalization of our management.

Overview

As of December 31, 2011, our total property portfolio (including our consolidated and joint venture properties) was 78.6% leased to a total of 718 tenants. As of December 31, 2011, approximately 14.8% of our total property portfolio leased square footage was scheduled to expire during 2012 and another 11.0% of our total property portfolio leased square footage was scheduled to expire during 2013. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of December 31, 2011, our consolidated Honolulu portfolio was 87.6% leased, with approximately 171,500 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 73.1% leased, with approximately 65,700 square feet available.

As of December 31, 2011, our Phoenix portfolio attributable to our unconsolidated joint ventures was 71.4% leased, with approximately 376,100 square feet available.

As of December 31, 2011, our consolidated San Diego portfolio, which consisted of our Sorrento Technology Center property, was 100.0% vacant. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Our San Diego portfolio attributable to our unconsolidated joint ventures was 67.4% leased, with approximately 147,500 square feet available as of December 31, 2011.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
($ in thousands)

	Same Properties				Total Portfolio
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue:
Rental	$29,372	$30,343	$(971)	(3.2)%	$33,037	$42,515	$(9,478)	(22.3)%
Tenant reimbursements	20,021	20,178	(157)	(0.8)%	20,544	22,086	(1,542)	(7.0)%
Property management and other services	—	—	—	N/A	4,787	—	4,787	100.0%
Parking	6,566	6,387	179	2.8%	7,078	8,109	(1,031)	(12.7)%
Other	838	326	512	157.1%	1,212	357	855	239.5%
Total revenue	56,797	57,234	(437)	(0.8)%	66,658	73,067	(6,409)	(8.8)%
Expenses:
Rental property operating	32,272	30,934	1,338	4.3%	33,617	40,309	(6,692)	(16.6)%
General and administrative	2,736	2,936	(200)	(6.8)%	10,590	2,936	7,654	260.7%
Depreciation and amortization	14,839	15,968	(1,129)	(7.1)%	16,405	22,891	(6,486)	(28.3)%
Interest	24,276	23,569	707	3.0%	26,132	30,173	(4,041)	(13.4)%
Abandoned offering costs	420	6,684	(6,264)	(93.7)%	420	6,684	(6,264)	(93.7)%
Acquisition costs	255	7,874	(7,619)	(96.8)%	282	7,874	(7,592)	(96.4)%
Impairment of long-lived assets	3,328	13,469	(10,141)	(75.3)%	14,784	40,284	(25,500)	(63.3)%
Total expenses	78,126	101,434	(23,308)	(23.0)%	102,230	151,151	(48,921)	(32.4)%
Loss before equity in net earnings (loss) of unconsolidated joint ventures	(21,329)	(44,200)	22,871	(51.7)%	(35,572)	(78,084)	42,512	(54.4)%
Gain on forgiveness of debt	—	—	—	N/A	10,045	—	10,045	100.0%
Equity in net earnings (loss) of unconsolidated joint ventures	3,171	198	2,973	1,501.5%	3,171	198	2,973	1,501.5%
Non-operating income	—	—	—	N/A	507	—	507	100.0%
Net loss	$(18,158)	$(44,002)	$25,844	(58.7)%	$(21,849)	$(77,886)	$56,037	(71.9)%

Revenues

Rental Revenue. Rental revenue decreased by $9.5 million, or 22.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to the elimination of the Contribution Properties. Rental revenue for the Same Properties Portfolio decreased by approximately $1.0 million, or 3.2%, which is primarily due to decreased occupancy at Davies Pacific Center ($0.6 million) and the Pan Am Building ($0.3 million) offset by increased occupancy at our Waterfront Plaza property ($0.9 million). In addition, we experienced a reduction in rental revenue at Sorrento Technology Center ($0.8 million) because a large tenant moved out on December 31, 2010 and we were not able to re-lease the space in 2011.

Tenant Reimbursements. Tenant reimbursements decreased by $1.5 million, or 7.0%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to the elimination of the Contribution Properties and partially due to decreased tenant reimbursements for our Same Property Portfolio. Tenant reimbursements for the Same Properties Portfolio decreased by $0.2 million, or 0.8%, primarily due to decreased occupancy at Sorrento Technology Center ($0.2 million) and Davies Pacific Center ($0.3 million) and because the 2010 period included an adjustment for 2009 recoverable revenue ($0.5 million). These decreases were offset by increased reimbursements at Waterfront Plaza ($0.6 million) and First Insurance Center ($0.3 million).
Property Management and Other Services. We internalized management by acquiring Pacific Office Management effective as of February 1, 2011.  As a result, we began recognizing revenue related to property management and other services from our joint venture properties and other properties owned by related parties.  We did not receive this revenue in the prior year. We will again cease to receive this revenue upon our expected externalization effective April 1, 2012.

Parking Revenue. Total parking revenue decreased by $1.0 million, or 12.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to the elimination of our Contribution Properties. Parking revenue for the Same Store Portfolio increased $0.2 million or 2.8% due to increased revenue at Waterfront Plaza, which was a result of increased occupancy.

Other Revenue. Total other revenue increased by $0.9 million, or 240.0%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, due to the internalization of Pacific Office Management, for a disposition fee earned on the

Seaview Corporate Center sale and the recovery of amounts written off prior to the internalization, as well as increased other revenue from our Same Properties Portfolio.  Other revenue for the Same Properties Portfolio increased by $0.5 million, or 157.1%, primarily due to a termination fee received from a tenant who signed a lease termination agreement at our Davies Pacific Center property during 2011.

Expenses

Rental Property Operating Expenses. Total rental property operating expenses decreased by $6.7 million, or 16.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to the elimination of the Contribution Properties and a reduction in property management fees that are no longer paid to Pacific Office Management as of February 1, 2011 ($1.6 million was eliminated in consolidation for the period ending December 31, 2011).  Rental property operating expenses for our Same Properties Portfolio increased by $1.3 million, or 4.3%, primarily due to higher electricity costs at Clifford Center, Davies Pacific Center, Waterfront Plaza, First Insurance Center and the Pan Am Building as a result of increased electricity rates and increased occupancy.  Expenses at Waterfront Plaza in 2011 also included ($0.1 million) related to an abandoned building improvement project. There was no similar cost in the prior year period.

General and Administrative Expense. General and administrative expense increased by $7.7 million, or 260.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the internalization of management effective as of February 1, 2011.   Following internalization, we employed our executive officers and other employees and became responsible for all costs previously incurred by Pacific Office Management in the management of our Company.  Upon our expected externalization of management effective April 1, 2012, we will reduce our number of officers and directors and eliminate all employee positions. We believe that this outsourcing and this downsizing will reduce our future general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $6.5 million, or 28.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the elimination of the Contribution Properties and in part, due to the Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $1.1 million, or 7.1%, due to lower expense attributable to the Sorrento Technology Center as a result of the real estate impairment charge taken in the second quarter of 2011. In addition, the decrease was also partially due to the reduction in amortization expense of $0.7 million due to assets that have been written off for tenants that have moved out. These decreases were partially offset by a $0.3 million increase in depreciation expense at Waterfront Plaza resulting from tenant improvement additions.

Interest Expense. Interest expense decreased by $4.0 million, or 13.4%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the elimination of the Contribution Properties.  Interest expense for our Same Properties Portfolio increased by $0.7 million, or 3.0%, primarily due to default interest incurred on our Sorrento Technology Center loan, with a principal balance of $11.6 million, since May 2011, and additional accrued interest on our related party notes payable.

Abandoned Offering Costs. For the year ended December 31, 2011, we incurred $0.4 million in abandoned offering costs related to our unsuccessful public offering of Class A Common Stock. For the year ended December 31, 2010, we incurred $6.7 million in abandoned offering costs in connection with a continuous public offering of our Senior Common Stock that we terminated in February 2011 ($2.4 million) and our unsuccessful public offering of Class A Common Stock ($4.3 million).

Acquisition Costs. For the year ended December 31, 2011, we incurred $0.3 million in acquisition costs primarily in connection with the contribution of our Pacific Business News and City Square properties into joint ventures and a terminated acquisition of the GRE portfolio, a portfolio of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California. For the year ended December 31, 2010 we incurred $7.9 million in acquisition costs in connection with the terminated acquisitions of the GRE portfolio ($7.8 million), and a one-building office property located in San Diego, California ($0.1 million).

Impairment of Long-Lived Assets. For the year ended December 31, 2011 we recognized $14.8 million in impairment of long-lived assets primarily due to the Contribution Properties. We determined that the fair values of the Contribution Properties were lower than the respective book values and as a result, we recorded non-cash asset impairment charges of $5.1 million and $6.4 million related to our Pacific Business News Building and City Square properties, respectively. In addition, we determined that the holding period for our Sorrento Technology Center property needed to be shortened due to the uncertainty surrounding the defaulted debt secured by this asset. As a result, we recorded a non-cash asset impairment charge of $3.3 million.

For the year ended December 31, 2010 we recognized $40.3 million in impairment of long-lived assets.  Following our annual assessment in connection with the preparation and audit of our consolidated financial statements we determined that the holding periods for two of our wholly-owned real estate assets, the Pacific Business News Building and City Square properties (the Contribution Properties in 2011), needed to be shortened due to the uncertainty surrounding the matured and unpaid debt secured by these assets.  As a result, we recorded non-cash asset impairment charges of $2.0 million and $24.8 million related to our Pacific Business News Building and City Square properties, respectively.  In addition, we recognized non-cash impairment charges of $1.7 million and $11.7 million related to the goodwill allocated to our San Diego and Phoenix reporting units, respectively.

Gain on forgiveness of debt

During 2011, we recognized a gain on forgiveness of debt related to the defaulted debt secured by the Contribution Properties. We negotiated discounted payoff amounts for the Pacific Business News Building mortgage loan and the City Square Mezzanine Loan. As part of the agreement, principal and interest amounts totaling $2.6 million and $7.4 million, respectively, were forgiven. The joint ventures that each property was contributed into repaid these loans at the negotiated discounted amounts.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures was $3.2 million for the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010. During 2011 the debt secured by our U.S. Bank property matured and as a result of the uncertainty surrounding the defaulted debt, we recorded a non-cash impairment charge of approximately $1.4 million to write off our investment in the unconsolidated joint venture that owns our U.S. Bank property. In addition, we recorded non-cash impairment charges to write down our investments in the unconsolidated joint ventures that own the Black Canyon Corporate Center and the SoCal Portfolio, of $0.06 million and $1.1 million, respectively, as a result of uncertainty surrounding debt scheduled to mature in the first quarter of 2012 secured by the properties held by these joint ventures. These write downs were offset by income we recognized related to the sale of the Seaview Corporate Center property in December 2011 of $5.7 million.

During the year ended December 31, 2010, we noted that indicators of other-than-temporary impairment existed at our Seville Plaza property and as a result, we recorded a non-cash impairment charge of approximately $0.2 million to write off our investment in the unconsolidated joint venture that owns our Seville Plaza property.  In addition, our share of income attributable to our Black Canyon joint venture decreased by $0.1 million due to a loan modification, which resulted in higher interest expense for the joint venture.  The decreases were partially offset by a $0.1 million increase in our share of income attributable to our Bank of Hawaii Center joint venture which was primarily driven by a lease termination fee from a large tenant.

Non-operating income

We recognized non-operating income of $0.5 million for the year ended December 31, 2011 resulting from the acquisition of Pacific Office Management in connection with the internalization of our management.  The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The gain calculation and purchase accounting were finalized during the second quarter of 2011.  We did not recognize any comparable income during the year ended December 31, 2010.

Cash Flows

Net cash provided by operating activities for the Company for the year ended December 31, 2011 was $3.1 million compared to net cash used in operating activities of $11.5 million for the year ended December 31, 2010. The increase in net cash provided by operating activities of $14.6 million was primarily attributable to a decrease in restricted cash used for operating activities ($4.6 million) and a decrease in other assets ($4.7 million) partially offset by a decrease in accounts payable and other liabilities ($3.7 million). The change in restricted cash was largely attributable to Contribution Properties ($2.2 million) and the return of the cash collateral that supported the City Square Mezzanine loan letter of credit ($1.6 million). The change in other assets was primarily also attributable to the Contribution Properties ($0.5 million) and the return of escrow deposits related to the GRE portfolio ($2.0 million). The change in accounts payable and other liabilities was primarily attributable to the Contribution Properties ($3.9 million) and a reduction in accrued expenses at the Operating Partnership level related to the abandoned offering ($3.2 million). The decrease in accounts payable and other accrued liabilities were partially offset by an increase in dividends payable ($2.3 million) and an increase in interest payable to related parties ($1.8 million).

Net cash provided by investing activities by the Company for the year ended December 31, 2011 was $2.7 million compared to net cash used in investing activities of $8.1 million for the year ended December 31, 2010. The increase in cash provided by investing activities was primarily attributable to a decrease in improvement of real estate of $4.9 million and an increase in distributions from unconsolidated joint ventures of $6.8 million, primarily from the sale of the Seaview Corporate Center, partially offset by an increase in investments in unconsolidated joint ventures of $2.9 million.

Net cash used in financing activities was $4.1 million for the year ended December 31, 2011 compared to net cash provided by financing activities of $26.3 million during the year ended December 31, 2010.  The decrease in cash provided by financing activities is primarily attributable to net proceeds received from the sale of Senior Common Stock of $21.7 million and borrowings under the revolving credit facility of $15.5 million in the prior year with no meaningful comparable amounts received in 2011.  In addition, in 2011, there was an increase in Senior Common Stock dividends paid as a result of a greater number of shares being outstanding for a greater portion of the year. These decreases in cash provided by financing activities over the prior year were partially offset by a reduction in repayment of mortgage notes payable and reductions in distributions to common and preferred unitholders of our Operating Partnership.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income.  As discussed further below, however, we did not declare dividends on our Class A Common Stock during fiscal 2011 and we do not currently expect to declare dividends on our Class A Common Stock during fiscal 2012.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.  Our primary focus is to preserve and generate cash. Our planned return to external management and related actions reflect our determination to improve operating cash flow by reducing costs as much as reasonably practicable. Externalizing management and taking related actions will enable us to reduce our number of officers and directors and eliminate all employee positions. However, this streamlining will reduce the full-time workforce previously dedicated to our investment, divestment and capital markets activities and we expect to require additional personnel if we resume substantial activities of this nature.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us.  In March 2011, we engaged Eastdil Secured to assist in the potential recapitalization of the Hawaii-based portfolio, which could include the contribution of existing wholly-owned assets to joint ventures or asset dispositions. In the second quarter of 2011, we contributed two wholly-owned properties, our Pacific Business News Building and City Square properties, to newly formed joint ventures with Angelo Gordon & Co. In addition, in the fourth quarter of 2011, three of our joint venture properties were sold, resulting in aggregate proceeds to us of approximately $7.1 million. The listing with Eastdil Secured has since terminated. As discussed in Note 19, Subsequent Events, we have entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property. The completion of the sale of our First Insurance Center property is expected to occur in the second quarter of 2012, subject to customary closing conditions, although we cannot be certain that we will be able to complete the sale within that timeframe or at all. Our Bank of Hawaii Waikiki Center property is also being marketed for sale.

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

Actual and Potential Sources of Liquidity

Listed below are our actual and potential sources of liquidity in 2012, which we currently believe will be sufficient to fund our 2012 liquidity needs:

•	Unrestricted and restricted cash on hand;

•	Net cash flow generated from operations;

•	Contribution of additional existing wholly-owned assets to joint ventures;

•	Asset dispositions; and/or

•	Proceeds from additional secured or unsecured debt financings.

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

Unrestricted and restricted cash on hand

As of December 31, 2011, we had $10.8 million in unrestricted cash and cash equivalents primarily generated by our portion of the proceeds distributed from the sale of the Seaview Corporate Center joint venture property. In addition, we had restricted cash balances of $5.9 million.  A summary of our restricted cash reserves is as follows (in thousands):

Tax, insurance and other working capital reserves	$2,927
Leasing and capital expenditure reserves	811
Ground lease reserves	1,304
Collateral accounts	855
$5,897

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

Net cash flow generated from operations

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging economic conditions that we are continuing to experience, the downward pressure on rental rates and occupancy in our Hawaii and mainland submarkets, the potential for an increase in interest rates, or the possibility for a further downturn or return to recessionary conditions in one of our concentration markets could adversely impact our operating cash flows. Competition to attract and retain high credit-quality tenants remains intense due to general economic conditions. At the same time, a significant number of our leases at our properties are scheduled to expire over the next three years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions and our cash flows.

Contribution of existing wholly-owned assets to joint ventures

We are currently partners with third parties in ten joint ventures, including two joint ventures into which we contributed our Pacific Business News Building and City Square properties in the second quarter of 2011. In the near term or longer term, we may seek to raise capital by contributing one or more of our existing wholly-owned assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Asset dispositions

During the first quarter of 2011 we performed an internal analysis to determine the fair market value of all of our existing wholly-owned assets.  In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but our ability to do so on acceptable terms or at all is highly uncertain.  Moreover, a sale of any of the properties contributed by POP Venture, LLC, or Venture, in connection with our formation transactions in March 2008 (specifically, our Waterfront Plaza, Davies Pacific Center, Pan Am Building, First Insurance Center, Pacific Business News Building, Clifford Center, Sorrento Technology Center, City Square and Seville Plaza properties) that would not provide continued tax deferral to Venture is contractually restricted for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

As discussed above, in May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. The loan required us to deposit letters of credit totaling $0.6 million in the event that certain tenants ceased occupancy, went dark or gave us notice of their intent to vacate the property. Although the loan was foreclosed, the lender is seeking collection on this obligation which was guaranteed by James C. Reynolds. Pursuant to an indemnity agreement entered into in connection with our formation transactions, we indemnified Mr. Reynolds for any losses under the letters of credit. We have reached an agreement with the lender wherein the lender will accept a reduced amount and we have agreed to fund $0.4 million. Also, as a result of the foreclosure action, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that liability under these agreements could exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced. Because we had previously written down the property, we expect to recognize a gain on the foreclosure of approximately $2.3 million in the first quarter of 2012.

As discussed above, in February 2012, we entered into agreements to sell our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The completion of the sale transactions is scheduled to occur simultaneously no later than 10 business days after the consent of the lenders to the debt assumptions is received, but no later than June 30, 2012, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our First Insurance Center property prior to that date or at all. Should the sale of the property be completed, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced.

Proceeds from additional secured or unsecured debt financings

As of December 31, 2011, we have drawn the full $25.0 million available on our unsecured credit facility.  We currently do not have any arrangements for future unsecured financings and believe that it will be challenging to obtain any significant unsecured financings in the near term.  In addition, all of our consolidated properties are currently encumbered and thus, we do not anticipate procuring any additional secured debt financings.

Actual and Potential Uses of Liquidity

The following are the projected uses, and some of the potential uses, of our cash in 2012. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

•	Property operating and corporate expenses;

•	Capital expenditures (including building and tenant improvements and leasing commissions);

•	Financing costs; and/or

•	Dividends to stockholders and distributions to limited partners of our Operating Partnership.

Property operating and corporate expenses

We are focused on ensuring our properties are operating as efficiently as possible.

We internalized our management by acquiring Pacific Office Management effective as of February 1, 2011.  At December 31, 2011, we employed our executive officers and other employees through Pacific Office Management, which is now our subsidiary.  By employing personnel, we became subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  We also became responsible for all costs previously incurred by Pacific Office Management in the management of our Company, but we were relieved of the $0.8 million annual advisory fee.

Effective April 1, 2012, we expect to be externally advised once again. Our advisor will be Shidler Pacific Advisors, LLC an entity that is owned and controlled by Jay H. Shidler, our Chairman of the Board. Shidler Pacific Advisors will be responsible for the day-to-day operation and management of the Company and has agreed to acquire substantially all of the tangible assets of Pacific Office Management for an aggregate purchase price of $25,000. In addition, effective April 1, 2012, all of our wholly-owned properties will be managed by Shidler Pacific Advisors and all of our joint venture properties that we have the right to manage will be managed by Parallel Capital Partners, Inc., an entity owned by James R. Ingebritsen, our Chief Executive Officer until the effectiveness of his resignation at 5:00 pm pacific time on March 29, 2012; Matthew J. Root, our Chief Investment Officer until the effectiveness of his resignation at 5:00 pm pacific time on March 29, 2012; and James C. Reynolds, who beneficially owns approximately 12% of our Class A Common Stock. Our board of directors has appointed Lawrence J. Taff, currently our Executive Vice President, to serve as our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective as of March 29, 2012. Mr. Taff also serves as President of Shidler Pacific Advisors.

Our return to external management and related actions reflect our determination to reduce costs as much as reasonably practicable in the near future. This streamlining will reduce the full-time workforce previously dedicated to our investment, divestment and capital markets activities. We do not expect to pursue these activities with the same intensity in the near future. We therefore believe that Shidler Pacific Advisors and Parallel Capital Partners can provide adequate personnel resources, at lower cost to us, for our current and prospective business. We expect to require additional personnel if we resume substantial activities of this nature.

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend approximately $2.3 million in committed capital expenditures and leasing costs in 2012.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

Debt maturities and financing costs

As of December 31, 2011, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $356.2 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $377.3 million, with a weighted average interest rate of 5.92% (utilizing the default interest rate for the Sorrento Technology Center loan), and a weighted average remaining term of 4.16 years.  See “—Indebtedness” below for additional information with respect to our consolidated debt.

We have no consolidated debt that matures in 2012. At December 31, 2011, we had $11.6 million in principal indebtedness that matured and was unpaid, secured by our Sorrento Technology Center property. On June 6, 2011, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  The lender subsequently foreclosed on the loan on January 5, 2012, and took back the property.

Dividends to stockholders and distributions to limited partners of our Operating Partnership

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends depends almost entirely on distributions received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations.  Our ability to pay dividends to holders of our Class A Common Stock depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and preferred unitholders (including us with respect to the outstanding Senior Common Units of our Operating Partnership, and then to the holder of the outstanding Preferred Units of our Operating Partnership) and then to make distributions to us with respect to our general partnership interest.  Our Operating Partnership may not make distributions to the holders of its outstanding Common Units (including us with respect to our general partnership interest) unless full cumulative distributions have been paid on its outstanding Senior Common Units and Preferred Units, and we may not pay dividends on our Class A Common Stock unless full cumulative dividends have been paid on our outstanding Senior Common Stock.

We did not declare a dividend on our Class A Common Stock during 2011 and do not currently expect to declare a dividend on our Class A Common Stock in 2012.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2011 and does not expect to do so for 2012.  As noted above, unless full cumulative distributions have been paid on the outstanding Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock until all cumulative distributions have been paid with respect to the Preferred Units.

In 2010 and 2011, we paid an aggregate of $6.1 million and $2.5 million, respectively, in cash dividends and distributions to holders of our Senior Common Stock, Class A Common Stock, Class B Common Stock, Common Units and Preferred Units.  Our board of directors authorized a cash distribution of $0.05 per Common Unit and a cash dividend of $0.05 per share of our Class A Common Stock and Class B Common Stock for each quarter of the first three quarters of fiscal year 2010.  These dividends and distributions were paid on the 15th day of the month following the end of each quarter to holders of record as of the final day of such quarter.  For the fourth quarter of 2010, our board of directors authorized a cash distribution of $0.011 per Common Unit and a cash dividend of $0.011 per share of our Class A Common Stock and Class B Common Stock, which were paid on January 17, 2011 to holders of record as of December 31, 2010.  In addition, we paid 2% distributions, or $1.25 per unit, to the holder of the Preferred Units for each quarter of fiscal year 2010 on or about the 15th day of the month following the end of each such quarter.  We relied upon borrowings under our revolving line of credit to pay a portion of these dividends and distributions.

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2012, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2011, the cumulative unpaid distributions attributable to Preferred Units were $2.3 million.

Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Item 1A - “Risk Factors” in this Annual Report on Form 10-K.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of December 31, 2011. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

PROPERTY	AMOUNT	INTEREST RATE	MATURITY DATE	BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Clifford Center (1)	$2,907	4.38%	8/15/2014	$1,896	(2)
First Insurance Center	38,000	5.74%	1/1/2016	38,000	(3)
First Insurance Center	14,000	5.40%	1/6/2016	14,000	(4)
Sorrento Technology Center (5)	11,569	5.75%	1/11/2016	11,569	N/A
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(6)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(7)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(8)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(9)
Subtotal	332,476
Revolving line of credit (10)	25,000	1.10%	12/31/2013	25,000
Outstanding principal balance	357,476
Less: Unamortized discount, net	(1,313)
Net	$356,163

______________________

(1)
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

(5)
We ceased making the required debt service payments on this loan in the second quarter of 2011, and on June 6, 2011, we received a notice of default accelerating the maturity date of the loan. As a result, at December 31, 2011, interest was being incurred at the stated rate plus the default rate of 5% as stipulated in the loan agreement. On January 5, 2012, the lender foreclosed on the loan and took back the property.

(6)	Loan is prepayable subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(7)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(8)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(9)	Loan is prepayable, subject to prepayment premium equal to greater of (a) 1% of amount prepaid or (b) yield maintenance. No premium due after August 11, 2016.

(10)	The revolving line of credit matures on December 31, 2013. See “Revolving Line of Credit” below.

As of December 31, 2011, our ratio of total consolidated debt to total market capitalization was approximately 90.4%. Our total market capitalization of $417.6 million includes our total consolidated debt of $377.3 million, the market value of our Class A Common Stock and equivalents outstanding of $16.2 million (based on the closing price of our Class A Common Stock of $0.32 per share on the NYSE Amex on December 31, 2011) and the market value of our outstanding Senior Common Stock of $24.1 million (based on its $10.00 per share offering price).

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of December 31, 2011 and 2010, we had outstanding borrowings of $25.0 million and $24.4 million, respectively, under the FHB Credit Facility.

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

Subordinated Promissory Notes

At December 31, 2011 and 2010, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued to fund certain capital improvements upon the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through December 31, 2011, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to a portion of the notes exchanged for Class A Common Stock in 2009.  At December 31, 2011 and 2010, $6.1 million and $4.3 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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

The loan secured by our Sorrento Technology Center property required us to deposit letters of credit totaling $0.6 million in the event that certain tenants ceased occupancy, went dark or gave us notice of their intent to vacate the property. Although the loan was foreclosed on January 5, 2012, the lender is seeking collection on this obligation which was guaranteed by Mr. Reynolds. Pursuant to an indemnity agreement entered into in connection with our formation transactions, we indemnified Mr. Reynolds for any losses under the letters of credit. We have reached an agreement with the lender wherein the lender will accept a reduced amount and we have agreed to fund $0.4 million.

In addition, the City Square Mezzanine Note was secured, in part, by the posting of certain letters of credit by Mr. Reynolds and Shidler LP in the aggregate amount of $3.7 million.  Following the maturity of this loan in September 2010, on October 20, 2010, the lender collected against these letters of credit, of which approximately $2.0 million was applied to the principal balance of this note.  Pursuant to an indemnity agreement entered into on March 19, 2008 in connection with our formation transactions, the Operating Partnership indemnified, and in November 2010 reimbursed, Mr. Reynolds and Shidler LP for their losses under the letters of credit.

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

In November 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”). ASU 2011-10 requires a parent company that ceases to have a controlling financial interest in a subsidiary that is in substance real estate because the subsidiary has defaulted on its nonrecourse debt should use the FASB's Real Estate guidance to determine whether to derecognize the in substance real estate entities.  ASU 2011-10 is effective for reporting periods beginning on or after June 15, 2012.  The adoption of ASU 2011-10 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 is not expected to have a material impact on the Company's financial statement presentation.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

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

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2012.

ITEM 11.  -  EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2012.

ITEM 12.  -  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2012.

ITEM 13.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2012.

ITEM 14.  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2012.

PART IV

ITEM 15.  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) Financial Statements and Financial Statement Schedule
Index to Financial Statements

Page No.
•	Report of Independent Registered Public Accounting Firm Ernst & Young LLP.	F-1
•	Consolidated Balance Sheets of the Company as of December 31, 2011 and December 31, 2010	F-2
•	Consolidated Statements of Operations of the Company for the years ended December 31, 2011 and December 31, 2010	F-3
•	Consolidated Statements of Equity (Cumulative Deficit) of the Company for the years ended December 31, 2011 and December 31, 2010	F-4
•	Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2011 and December 31, 2010	F-6
•	Notes to Consolidated Financial Statements	F-7
•	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2011	F-38

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

10.21
Promissory Note dated September 2, 2009 issued by Pacific Office Properties, L.P. to First Hawaiian Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.22
Indemnification Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.23
Amendment to Loan Documents, dated as of December 31, 2009, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.24
Second Amendment to Loan Documents, dated as of May 25, 2010, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 26, 2010 (File No. 001-09900) and incorporated herein by reference).

10.25
Amendment to Indemnification Agreement, dated as of December 31, 2009, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.26
Second Amendment to Indemnification Agreement, dated as of May 25, 2010, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 26, 2010 (File No. 001-09900) and incorporated herein by reference).

10.27
Second Amended and Restated Agreement of Limited Partnership of Pacific Office Properties, L.P. dated as of December 30, 2009 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.28
Dealer Manager Agreement, dated as of January 12, 2010, between the Company and Priority Capital Investments, LLC (previously filed as Exhibit 1.1 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (File No. 333-157128) on January 6, 2010 and incorporated herein by reference).

10.29
Purchase and Sale Agreement, effective as of June 28, 2010, between the Company and Terraces CP, LLC (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-09900) and incorporated herein by reference).

10.30
Sale, Purchase and Escrow Agreement (Property Pool A), dated as of August 12, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.36 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.31
First Amendment to Sale, Purchase and Escrow Agreement (Property Pool A), dated as of August 30, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.37 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.32
Assignment and Assumption Agreement (Property Pool A), dated as of September 3, 2010, between Pacific Office Management, Inc. and Pacific Office Properties, L.P. (previously filed as Exhibit 10.38 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.33
Second Amendment to Sale, Purchase and Escrow Agreement (Property Pool A), dated as of October 22, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.39 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on January 3, 2011 and incorporated herein by reference).

10.34
Third Amendment to Sale, Purchase and Escrow Agreement (Property Pool A), dated as of November 29, 2010, among GRE Glendale LLC, GRE Empire Towers LP, GRE Cornerstone LLC, GRE Kearny Mesa LP, GRE Rio Vista LP, GRE Walnut Creek LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.40 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on January 3, 2011 and incorporated herein by reference).

10.35
Sale, Purchase and Escrow Agreement (Property Pool B), dated as of August 12, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.39 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.36
First Amendment to Sale, Purchase and Escrow Agreement (Property Pool B), dated as of August 30, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Management, Inc. (previously filed as Exhibit 10.40 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.37
Assignment and Assumption Agreement (Property Pool B), dated as of September 3, 2010, between Pacific Office Management, Inc. and Pacific Office Properties, L.P. (previously filed as Exhibit 10.41 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.38
Second Amendment to Sale, Purchase and Escrow Agreement (Property Pool B), dated as of October 22, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.44 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on January 3, 2011 and incorporated herein by reference).

10.39
Third Amendment to Sale, Purchase and Escrow Agreement (Property Pool B), dated as of November 29, 2010, among GRE Carlton Plaza LP, Tustin-Michelle Partners LLC, GRE Warner Desoto LLC, GRE Warner Califa LLC, GRE Warner Canoga LLC, GRE Empire Towers Four LLC, GRE Foothill LLC, GRE Mira Mesa LLC and Pacific Office Properties, L.P. (previously filed as Exhibit 10.45 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on January 3, 2011 and incorporated herein by reference).

10.40
Subscription Agreement, dated as of January 3, 2011, among Pacific Office Properties Trust, Inc. and the persons named therein (previously filed as Exhibit 10.50 to the Company's Amendment No. 1 to Form S-11 filed January 3, 2011 (File No. 333-169729) and incorporated herein by reference).

10.41
Exchange Agreement, dated as of January 3, 2011, among Pacific Office Properties, L.P. and the persons named therein (previously filed as Exhibit 10.51 to the Company's Amendment No. 1 to Form S-11 filed January 3, 2011 (File No. 333-169729) and incorporated herein by reference).

10.42
Amended and Restated Stock Purchase, Representation, Warranty and Indemnity Agreement, dated as of February 17, 2011, among Pacific Office Properties, L.P., Jay H. Shidler, JRI Equities II, LLC, MJR Equities, LLC, Lawrence J. Taff and James C. Reynolds (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-09900) and incorporated herein by reference).

10.43
Amended and Restated Agreement to Terminate Advisory Agreement, dated as of February 17, 2011, among Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and Pacific Office Management, Inc. (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-09900) and incorporated herein by reference).

10.44
Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011, among Pacific Office Properties Trust, Inc., Pacific Office Management, Inc. and Pacific Office Holding, Inc. (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-09900) and incorporated herein by reference).

10.45
Master Amendment to Certain Contribution Agreements, dated as of January 3, 2011, between Pacific Office Properties, L.P. and POP Venture, LLC (previously filed as Exhibit 10.55 to the Company's Amendment No. 1 to Form S-11 filed January 3, 2011 (File No. 333-169729) and incorporated herein by reference).

10.46†
Amended and Restated Employment Agreement, effective as of February 1, 2011, among Pacific Office Management, Inc., Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and James R. Ingebritsen (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-09900) and incorporated herein by reference).

10.47†
Employment Agreement, dated as of April 5, 2010, among Pacific Office Management, Inc., Pacific Office Properties Trust, Inc. and James R. Wolford (previously filed as Exhibit 10.43 to the Company's Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.48†
Agreement and General Release, effective as of February 8, 2011, between Pacific Office Management, Inc., Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and James R. Wolford (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-09900) and incorporated herein by reference).

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
_______

†  Indicates a compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC OFFICE PROPERTIES, INC.

Date:	March 28, 2012	By:	/s/ James R. Ingebritsen
James R. Ingebritsen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/s/ James R. Ingebritsen	Chief Executive Officer and Director	March 28, 2012
James R. Ingebritsen	(Principal Executive Officer)

/s/ Michael C. Burer	Chief Financial Officer	March 28, 2012
Michael C. Burer	(Principal Financial and Accounting Officer)

/s/ Jay H. Shidler	Chairman of the Board	March 28, 2012
Jay H. Shidler

/s/ Michael W. Brennan	Director	March 28, 2012
Michael W. Brennan

/s/ Robert L. Denton	Director	March 28, 2012
Robert L. Denton

/s/ Clay W. Hamlin	Director	March 28, 2012
Clay W. Hamlin

/s/ Paul M. Higbee	Director	March 28, 2012
Paul M. Higbee

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pacific Office Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Office Properties Trust, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity (cumulative deficit), and cash flows for each of the two years in the period ended December 31, 2011.  Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Office Properties Trust, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP
Los Angeles, California

March 28, 2012

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Investments in real estate, net	$281,702	$353,137
Cash and cash equivalents	10,757	9,112
Restricted cash	5,897	9,851
Rents and other receivables, net	1,799	2,302
Deferred rents	4,951	6,332
Intangible assets, net	13,360	24,801
Acquired above-market leases, net	192	358
Other assets, net	2,425	5,141
Goodwill	48,549	48,549
Investments in unconsolidated joint ventures	4,980	8,802
Total assets	$374,612	$468,385
LIABILITIES AND EQUITY
Mortgage and other loans, net	$356,163	$420,126
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	30,598	31,816
Acquired below-market leases, net	5,206	7,918
Total liabilities	413,071	480,964
Commitments and contingencies (Note 11)	—	—
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at December 31, 2011 and 2010	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 and $24,179, respectively) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at December 31, 2011 and 2,417,867 issued and outstanding at December 31, 2010	21,459	21,525
Listed Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at December 31, 2011 and 3,903,050 shares issued and outstanding at December 31, 2010	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at December 31, 2011 and 2010	—	—
Additional paid-in capital	110	50
Cumulative deficit	(156,160)	(150,524)
Total stockholders' equity (deficit)	(134,406)	(128,764)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(31,321)	(11,083)
Total equity (deficit)	(38,459)	(12,579)
Total liabilities and equity	$374,612	$468,385

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2011	2010
Revenue:
Rental	$33,037	$42,515
Tenant reimbursements	20,544	22,086
Property management and other services	4,787	—
Parking	7,078	8,109
Other	1,212	357
Total revenue	66,658	73,067
Expenses:
Rental property operating	33,617	40,309
General and administrative	10,590	2,936
Depreciation and amortization	16,405	22,891
Interest	26,132	30,173
Abandoned offering costs	420	6,684
Acquisition costs	282	7,874
Impairment of long-lived assets	14,784	40,284
Total expenses	102,230	151,151
Loss before equity in net earnings of unconsolidated joint ventures and non-operating income	(35,572)	(78,084)
Gain on forgiveness of debt	10,045	—
Equity in net earnings of unconsolidated joint ventures	3,171	198
Non-operating income	507	—
Net loss	(21,849)	(77,886)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(2,273)	(2,273)
Common unitholders in the Operating Partnership	20,239	63,226
	17,966	60,953
Dividends on Senior Common Stock	(1,749)	(313)
Net loss attributable to common stockholders	$(5,632)	$(17,246)
Net loss per common share - basic and diluted	$(1.44)	$(4.45)
Weighted average number of common shares outstanding – basic and diluted	3,923,918	3,878,349

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Equity (Cumulative Deficit)

	YEAR ENDED
	Dec 31, 2011	Dec 31, 2010
	(In thousands, except share and unit data)
Common Stock:
Balance at beginning of period	$185	$185
Balance at end of period:	$185	$185
Senior Common Stock:
Balance at beginning of period	$21,525	$—
Issuance of senior common stock	—	24,179
Repurchase of senior common stock	(66)	—
Costs of issuance of senior common stock	—	(2,654)
Balance at end of period:	$21,459	$21,525
Additional Paid-in Capital:
Balance at beginning of period	$50	$—
Repurchase of Common Units	—	(150)
Stock compensation	60	200
Balance at end of period:	$110	$50
Cumulative Deficit:
Balance at beginning of period	$(150,524)	$(132,511)
Net loss	(3,883)	(16,933)
Repurchase of Common Units	—	(129)
Distributions	(1,753)	(951)
Balance at end of period:	$(156,160)	$(150,524)
Total Stockholders' Equity (Cumulative Deficit):
Balance at beginning of period	$(128,764)	$(132,326)
Net loss	(3,883)	(16,933)
Issuance of senior common stock	—	24,179
Repurchase of senior common stock	(66)	—
Costs of issuance of senior common stock	—	(2,654)
Repurchase of Common Units	—	(279)
Distributions	(1,753)	(951)
Stock compensation	60	200
Balance at end of period:	$(134,406)	$(128,764)
Non-Controlling Interests:
Balance at beginning of period	$116,185	$183,607
Net loss	(17,966)	(60,953)
Repurchase of Common Units	—	(621)
Distributions	(2,272)	(5,848)
Balance at end of period:	$95,947	$116,185
Total Equity (Deficit):	$(38,459)	$(12,579)
See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Equity (Cumulative Deficit), continued

	YEAR ENDED
	Dec 31, 2011	Dec 31, 2010
	(In thousands, except share and unit data)
Common Units:
Balance at beginning of period	14,101,004	14,299,267
Repurchase of Common Units	—	(198,263)
Balance at end of period:	14,101,004	14,101,004
Preferred Units:
Balance at beginning of period	4,545,300	4,545,300
Balance at end of period:	4,545,300	4,545,300
Shares of Common Stock (Listed and Class B):
Balance at beginning of period	3,903,150	3,850,520
Issuance of listed common stock	38,092	52,630
Balance at end of period:	3,941,242	3,903,150
Shares of Senior Common Stock:
Balance at beginning of period	2,417,867	—
Issuance of senior common stock	—	2,417,867
Repurchase of senior common stock	(7,028)	—
Balance at end of period:	2,410,839	2,417,867

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2011	2010
Operating activities
Net loss	$(21,849)	$(77,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,405	22,891
Abandoned tenant improvement project	111	—
Impairment on long-lived assets	14,784	40,285
Abandoned offering costs	420	6,684
Gain on forgiveness of debt	(10,045)	—
Gain on internalization of Pacific Office Management	(507)	—
Deferred rent	(22)	(1,217)
Deferred ground rent	2,077	2,088
Interest amortization	2,766	1,088
Share based compensation	60	200
Above- and below-market lease amortization, net	(1,004)	(1,952)
Equity in net earnings of unconsolidated joint ventures	(3,171)	(198)
Bad debt expense	316	377
Changes in operating assets and liabilities:
Restricted cash used for operating activities	3,224	(1,421)
Rents and other receivables	(410)	(1,323)
Other assets	2,028	(2,647)
Accounts payable and other liabilities	(2,104)	1,553
Net cash provided by (used in) operating activities	3,079	(11,478)
Investing activities
Improvement of real estate	(2,753)	(8,937)
Investments in unconsolidated joint ventures	(2,898)	—
Acquisition of Pacific Office Management, net of cash received	293	—
Distributions from unconsolidated joint ventures	9,106	2,307
Contributions to unconsolidated joint ventures	(134)	—
Payment of leasing commissions	(921)	(1,468)
Interim financing provided to unconsolidated joint venture	(600)	—
Repayment of interim financing by unconsolidated joint venture	600	—
Capital expenditures funded from restricted cash	(1,326)	(492)
Decrease in restricted cash used for capital expenditures	1,326	492
Net cash provided by (used in) investing activities	2,693	(8,098)
Financing activities
Repayment of mortgage notes payable	(419)	(2,420)
Proceeds from mortgage notes payable	—	238
Borrowings from revolving credit facility	553	15,500
Proceeds from sale of Senior Common Stock, net	—	21,708
Repurchase of Senior Common Stock	(66)	—
Financing costs	(1,558)	(1,574)
Security deposits	(135)	(178)
Senior Common Stock dividends	(1,732)	(127)

Listed Common Stock dividends	(47)	(788)
Repurchase of Common Units	—	(900)
Distributions to non-controlling interests - Preferred unitholders	(568)	(2,272)
Distributions to non-controlling interests - Common unitholders	(155)	(2,853)
Net cash (used in) provided by financing activities	(4,127)	26,334
Increase in cash and cash equivalents	1,645	6,758
Cash and cash equivalents at beginning of period	9,112	2,354
Cash and cash equivalents at end of period	$10,757	$9,112
Supplemental cash flow information
Interest paid	$21,027	$24,960
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued dividends and distributions	$2,272	$851
Change in accrued dividends payable to listed common stockholders	$—	(150)
Senior common stock issued pursuant to dividend reinvestment plan	$—	58
Amortization of offering costs	$—	241
Accrued capital expenditures	$(621)	569

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

1.      Organization and Ownership

Pacific Office Properties

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Annual Report on Form 10-K refer to Pacific Office Properties Trust, Inc. (the “Company”) and its subsidiaries and joint ventures. Through our controlling interest in Pacific Office Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we own and operate primarily institutional-quality office properties principally in selected long-term growth markets in Hawaii and southern California. We operate in a manner that permits us to satisfy the requirements for taxation as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”).

During 2010 we were externally advised by Pacific Office Management, Inc., a Delaware corporation (“Pacific Office Management”), an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler. Pacific Office Management was responsible for our day-to-day operation and management. Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 and internalized management.

Through our Operating Partnership, as of December 31, 2011, we owned six office properties comprising approximately 1.5 million rentable square feet and interests (ranging from 5% to approximately 32%) in 17 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in 13, comprising approximately 2.9 million rentable square feet (the “Property Portfolio”).  As of December 31, 2011, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.  Our property statistics as of December 31, 2011, excluding the the City Square sports club, were as follows:

			Property
	Number of		Portfolio
	Properties	Buildings	Sq. Ft.
Wholly-owned properties	6	7	1,512,262
Unconsolidated joint venture properties	16	34	2,920,559
Total	22	41	4,432,821

References to square footage, acreage, occupancy or number of properties or buildings made within the notes to the consolidated financial statements are unaudited.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related disclosures included herein have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of additional existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us.  In March 2011, we engaged Eastdil Secured to assist in the potential recapitalization of the Hawaii-based portfolio, which could include the contribution of existing wholly-owned assets to joint ventures or asset dispositions. In the second quarter of 2011, we contributed two wholly-owned properties, our Pacific Business News Building and City Square properties, to newly-formed joint ventures with Angelo Gordon & Co. In addition, in the fourth quarter of 2011, three of our joint venture properties were sold, resulting in aggregate proceeds to us of approximately $7.1 million. The listing with Eastdil Secured has since terminated. As discussed in Note 19, Subsequent Events, we have entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property. The completion of the sale transactions is scheduled to occur simultaneously no later than 10 business days after the consent of the lenders to the debt assumptions is received, but no later than June 30, 2012, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our First Insurance Center property prior to that date or at all. Our Bank of Hawaii Waikiki Center property is also being marketed for sale.

The following are our actual and potential sources of liquidity in 2012, which we currently believe will be sufficient to fund our 2012 liquidity needs:

•	Unrestricted and restricted cash on hand;

•	Net cash flow generated from operations;

•	Contribution of additional existing wholly-owned assets to joint ventures;

•	Asset dispositions; and/or

•	Proceeds from additional secured or unsecured debt financings.

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

We internalized our management by acquiring Pacific Office Management effective as of February 1, 2011.  We now employ our executive officers and other employees through Pacific Office Management, which is now our subsidiary.  By employing personnel, we are now subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  We are also responsible for all costs previously incurred by Pacific Office Management in the management of our Company, but we are relieved of the $0.8 million annual advisory fee.  Because Pacific Office Management operates at a loss, we continue to focus on reducing corporate overhead expenses.

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

approximately $2.3 million in committed capital expenditures and leasing costs in 2012.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

As of December 31, 2011, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $356.2 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $377.3 million, with a weighted average interest rate of 5.92% (utilizing the default interest rate for the Sorrento Technology Center Note), and a weighted average remaining term of 4.16 years.

We have no consolidated debt that matures in 2012. At December 31, 2011, we had $11.6 million in principal indebtedness secured by the Sorrento Technology Center property that was in default. On June 6, 2011, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  The lender subsequently foreclosed on the loan on January 5, 2012, and took back the property. In the second quarter of 2011, the Pacific Business News Building and City Square properties were contributed to newly formed joint ventures, following which the joint ventures either refinanced or repaid the loans at a previously negotiated discount.

While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed.  Although we believe we have sufficient funds to operate in the normal course through at least December 31, 2012, should unexpected events arise, we may need to initiate cost saving and other initiatives to allow us to continue to operate through at least December 31, 2012.  These cost savings and other initiatives could negatively impact our operations in future years.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above- and below-market lease amounts are reflected in “Acquired above-market leases, net” and “Acquired below-market leases, net,” respectively, in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Rental revenues

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

included (above-) below-market lease intangible amortization of $1.0 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

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

In May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. As a result of our default, our intent and ability to hold the asset long-term was adversely impacted. Based on this event, we concluded the carrying value of the asset may not be fully recoverable and recorded a non-cash asset impairment charge of $3.3 million which is reflected in the operating results for the year ended December 31, 2011. In addition, during the second quarter of 2011, we re-assessed the fair values of our Pacific Business News Building and City Square properties in connection with the negotiation of discounted loan payoffs and the contribution of the properties into joint ventures with a third party. As a result, we recorded non-cash asset impairment charges of $5.1 million and $6.4 million, respectively, during the second quarter of 2011.

Following our annual assessment in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2010, we determined that the holding periods for two of our wholly-owned real estate assets, the Pacific Business News Building and City Square properties, needed to be shortened due to the uncertainty surrounding the matured and unpaid debt secured by these assets.  As a result, we recorded non-cash asset impairment charges of $2.0 million and $24.8 million related to our Pacific Business News Building and City Square properties, respectively, during the fourth quarter of 2010. We contributed these properties to newly formed joint ventures in the second quarter of 2011.

Investments in Unconsolidated Joint Ventures

Our investments in joint ventures are accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures.  Our joint venture partners have substantive participating rights, including

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

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

During a periodic impairment review, we noted uncertainty surrounding our investment in the U.S. Bank joint venture due to debt that matured in May 2011 secured by our U.S. Bank property and as a result, we recorded a non-cash impairment charge of approximately $1.4 million during the second quarter of 2011 to write off our investment in the unconsolidated joint venture that owns our U.S. Bank property. In addition, during the third quarter of 2011, we noted uncertainty surrounding debt that is scheduled to mature in the first quarter of 2012 secured by our Black Canyon property and the properties that constitute our SoCal Portfolio ("SoCal Portfolio"), and as a result, we recorded non-cash impairment charges of approximately $0.06 million and $1.1 million, respectively, during the third quarter of 2011 to write down our investments in the unconsolidated joint ventures that own these properties. Our equity interests in the Black Canyon and SoCal Portfolio joint ventures are 17.5% and 10%, respectively. These non-cash impairment charges are included in “equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations for the year ended December 31, 2011. At December 31, 2011, our remaining investments in the Black Canyon and SoCal Portfolio joint ventures were $0.04 million and $0.00 million, respectively. The SoCal Portfolio currently includes 14 office and flex buildings totaling approximately 877,000 rentable square feet situated on six properties (Via Frontera Business Park, Carlsbad Corporate Center, Savi Tech Center, Yorba Linda Business Park, South Coast Executive Center and Gateway Corporate Center) in Los Angeles, Orange and San Diego counties in southern California.

During a periodic impairment review, we noted that indicators of other-than-temporary impairment existed at our Seville Plaza property and as a result, we recorded a non-cash impairment charge of approximately $0.2 million during the year ended December 31, 2010 to write off our investment in the unconsolidated joint venture that owns our Seville Plaza property.  The charge is included in “equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. We identified three reporting units to which goodwill was allocated.  All of our consolidated properties in Hawaii are considered one reporting unit due to similar geographic and economic characteristics.  Our two consolidated mainland properties, City Square and Sorrento Technology Center, were considered to be their own respective reporting units due to their respective locations in Phoenix, Arizona and San Diego, California, two distinct markets.  The reporting unit’s fair value is calculated as the discounted future cash flows based on management’s best estimate of the applicable capitalization and discount rates. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. An impairment charge is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment.  Factors that may cause goodwill to be impaired include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions or decreased cash flow from our properties.

During our annual impairment testing performed in 2010, we identified adverse economic conditions that caused impairment at two of our reporting units.  We determined that, on a discounted cash flow basis, the fair value of our reporting unit in San Diego, California was lower than its carrying value.   Following our unsuccessful public offering of Listed Common Stock and the termination of our Senior Common Stock offering, our plans to reposition and re-lease the property were postponed due to unavailability of financing.  As a result, we recognized an impairment charge of $1.7 million related to the goodwill allocated to this reporting unit during the year ended December 31, 2010.  In addition, we determined that the fair value of our reporting unit in Phoenix, Arizona was also lower than its carrying value.  We had planned to repay matured senior and mezzanine debt secured by the City Square property with proceeds from our public offering of Listed Common Stock, but that offering was not successful. In addition, the forbearance agreement with the mezzanine lender had expired and there was no assurance that we would be able to retain our interest in the property.  As such, we recognized an impairment charge of $11.7 million related to the goodwill allocated to this reporting unit during the year ended December 31, 2010. The Hawaii reporting unit is the only reporting unit with goodwill remaining following the two impairment charges to write off the goodwill associated with San Diego and Phoenix reporting units.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in rental revenues was $0.02 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.4 million and $0.9 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, we had a total of approximately $0.5 million of lease security available on existing letters of credit (which expired on January 1, 2012), as well as $1.9 million of lease security available in security deposits.  As of December 31, 2010, we had a total of approximately $0.5 million of lease security available on existing letters of credit, as well as $2.6 million of lease security available in security deposits.

Notes Receivable

Notes receivable are recorded and carried at the amount stipulated per the loan agreement. In May 2011, we agreed to provide short-term financing in the total amount of $1.5 million to one of our unconsolidated joint ventures. We funded $0.6 million of this amount during the second quarter of 2011. No additional amounts were funded. The loan bore interest at the annual rate of 12%, compounded annually, and was scheduled to mature in November 2011. The joint venture contracted to sell one of the properties included in the portfolio. The sale of the property was consummated in October 2011 and the loan and accrued interest were repaid in full.
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

Restricted Cash

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.  At December 31, 2010, we also had $1.5 million reserved to fund a letter of credit held by a lender for a loan in default. This letter of credit requirement was released in 2011.

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

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

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

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 5 to 42 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (i) the tenant’s remaining lease term or (ii) the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years.  Properties that are acquired that are subject to ground leases are depreciated over the lesser of the useful life or the remaining life of the related leases as of the date of assumption of the lease.

Equity Offering Costs

Costs from potential equity offerings are reflected in other assets, net in the accompanying consolidated balance sheets and are reclassified as a reduction in additional paid-in capital if and when the offering is successfully completed.  Costs include legal, accounting, marketing and other professional fees associated with the offering.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet are expensed.  During the year ended December 31, 2011, we expensed $0.4 million in costs related to our unsuccessful public offering of Class A Common Stock.  During the year ended December 31, 2010, we expensed $4.3 million in costs related to our unsuccessful public offering of Listed Common Stock and $2.4 million in costs related to a continuous public offering of our Senior Common Stock that was terminated in February 2011.

Stock-Based Compensation

All share-based payments to employees, including directors, are recognized in the consolidated statement of operations based on their fair values.  We recognize share-based compensation in accordance with FASB Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. In accordance with FASB ASC 718, we determine the fair value of the share-based compensation grants on the respective grant dates, and recognize to expense the fair value of the grants over the employees’ or directors’ requisite service periods, which are generally the vesting periods. If the grants vest immediately, we expense the fair value of the grant in full on the grant date. The fair value of the share-based payment awards are generally based on the Company’s Listed Common Stock price on the date of grant.  See Note 15 for a more detailed discussion.

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

Preferred Units

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of December 31, 2011 and December 31, 2010, none of our subsidiaries had elected to be treated as a TRS.  However, effective as of February 1, 2011, we internalized our management by acquiring all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 payable in cash. We will elect to treat this entity, Pacific Office Management, Inc., as a TRS for federal income tax purposes upon the filing of its 2011 tax return.

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

In November 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”). ASU 2011-10 requires a parent company that ceases to have a controlling financial interest in a subsidiary that is in substance real estate because the subsidiary has defaulted on its nonrecourse debt should use the FASB's Real Estate guidance to determine whether to derecognize the in substance real estate entities.  ASU 2011-10 is effective for reporting periods beginning on or after June 15, 2012.  The adoption of ASU 2011-10 is not expected to have a material impact on the Company's financial position or results of operations.

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 is not expected to have a material impact on the Company's financial statement presentation.

3.      Investments in Real Estate

Our investments in real estate, net, at December 31, 2011, and at December 31, 2010, are summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
Land and land improvements	$48,942	$69,040
Building and building improvements	249,095	294,829
Tenant improvements	29,629	35,681
Construction in progress	936	2,757
Furniture, fixtures and equipment	1,354	1,391
Investments in real estate	329,956	403,698
Less: accumulated depreciation	(48,254)	(50,561)
Investments in real estate, net	$281,702	$353,137

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

4.      Intangible Assets and Acquired Above- and Below-Market Lease Liabilities

Our identifiable intangible assets and acquired above- and below-market leases, net at December 31, 2011, and at December 31, 2010, are summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
Acquired leasing commissions
Gross amount	$7,283	$9,596
Accumulated amortization	(4,290)	(5,528)
Net balance	2,993	4,068
Acquired leases in place
Gross amount	10,188	15,823
Accumulated amortization	(8,471)	(12,103)
Net balance	1,717	3,720
Acquired tenant relationship costs
Gross amount	12,844	18,312
Accumulated amortization	(6,264)	(6,899)
Net balance	6,580	11,413
Acquired other intangibles
Gross amount	3,126	7,139
Accumulated amortization	(1,056)	(1,539)
Net balance	2,070	5,600

Intangible assets, net	$13,360	$24,801
Acquired above-market leases
Gross amount	$2,011	$2,167
Accumulated amortization	(1,819)	(1,809)
Acquired above-market leases, net	$192	$358
Acquired below-market leases
Gross amount	$9,084	$15,245
Accumulated accretion	(3,878)	(7,327)
Acquired below-market leases, net	$5,206	$7,918

    The following table summarizes the estimated net amortization of intangible assets and above-market leases, and the estimated accretion of below-market leases at December 31, 2011 for the next five years:

Pacific Office Properties Trust, Inc.

Notes to Consolidated Financial Statements

	2012	2013	2014	2015	2016	Thereafter	Total	Amortization Period (In years)
	(In thousands)
Leasing Commissions	$815	$532	$434	$333	$242	$637	$2,993	3.7
Other Intangibles	83	60	59	59	58	1,751	2,070	18
Leases in Place	604	279	200	177	169	288	1,717	3.3
Tenant Relationship Costs	1,635	1,505	1,151	788	458	1,043	6,580	3.7
Intangible Assets, net	$3,137	$2,376	$1,844	$1,357	$927	$3,719	$13,360
Above-market lease amortization	$(122)	$(33)	$(9)	$(9)	$(9)	$(10)	$(192)	1.9
Below-market lease accretion	$568	$395	$376	$358	$358	$3,151	$5,206	8.2

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

	Year Ended December 31, 2011	Year Ended December 31, 2010
Total acquired below- market lease accretion	$1,135	$2,206
Total acquired above- market lease amortization expense	$(131)	$(254)
Total intangibles amortization expense	$4,335	$7,255

5.      Investment in Unconsolidated Joint Ventures

At December 31, 2011, we owned interests in ten joint ventures (including managing ownership interests in six of those ten), holding 16 office properties, comprised of 34 office buildings and approximately 2.9 million rentable square feet.  One of our joint ventures owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows.

At December 31, 2011 and December 31, 2010, the JV Basis Differential was approximately ($0.1 million) and $1.0 million, respectively, and is included in investments in unconsolidated joint ventures in our consolidated balance sheet. For the year ended December 31, 2011, we recognized approximately $1.2 million of amortization expense attributable to the JV Basis Differential (primarily related to the write-off of the JV Basis Differential in the U.S. Bank, Black Canyon and SoCal Portfolio Investments), which is included in equity in net earnings (loss) of unconsolidated joint ventures in our consolidated statement of operations. For the year ended December 31, 2010, we recognized approximately $0.07 million of amortization expense attributable to the JV Basis Differential (of which $0.03 million is related to the write-off of the JV Basis Differential in Seville Plaza), which is included in equity in net earnings of unconsolidated joint ventures on our consolidated statements of operations.

During the second quarter of 2011, we determined that there was uncertainty surrounding our investment in the U.S. Bank joint venture due to the maturity in May 2011 of the debt secured by our U.S. Bank property. As such, we did not believe we would be able to recover our 7.5% equity interest in the unconsolidated joint venture that owns our U.S. Bank property. Accordingly, we recorded a non-cash impairment charge of approximately $1.4 million during the three months ended June 30, 2011. In addition, during the third quarter of 2011 we noted uncertainty surrounding debt scheduled to mature in the first quarter of 2012 secured by our Black Canyon property and the properties that constitute our SoCal Portfolio, and as a result, we recorded non-cash impairment charges of approximately $0.06 million and $1.1 million, respectively, during the three months ended

September 30, 2011 to write down our investments in the unconsolidated joint ventures that own these properties. Our equity interests in the Black Canyon and SoCal Portfolio joint ventures are 17.5% and 10%, respectively. At December 31, 2011, our remaining investments in the Black Canyon and SoCal Portfolio joint ventures were $0.04 million and $0.00 million, respectively. The SoCal Portfolio currently includes 14 office and flex buildings totaling approximately 877,000 rentable square feet situated on six properties (Via Frontera Business Park, Carlsbad Corporate Center, Savi Tech Center, Yorba Linda Business Park, South Coast Executive Center and Gateway Corporate Center) in Los Angeles, Orange and San Diego counties in southern California. These non-cash impairment charges are presented in “equity in net earnings of unconsolidated joint ventures” on our consolidated statement of operations for the year ended December 31, 2011 and represent the difference between the estimated fair value of our investment in these unconsolidated joint venture and their carrying values. Our estimates of the fair values of our investments in these unconsolidated joint ventures were determined using widely accepted valuation techniques, including discounted cash flow analysis on expected cash flows as well as other subjective assumptions that are subject to economic and market uncertainties.

During the fourth quarter of 2010, we identified impairment indicators that were other than temporary, and as such, we did not believe we would be able to recover our 7.5% equity interest in the unconsolidated joint venture that owns our Seville Plaza property. Accordingly, we recorded a non-cash impairment charge of approximately $0.2 million during the year ending December 31, 2010. This non-cash impairment charge is presented in “equity in net earnings of unconsolidated joint ventures” on our consolidated statement of operations for the year ended December 31, 2010 and represents the difference between the estimated fair value of our investment in this unconsolidated joint venture and its carrying value. Our estimate of the fair value of our investment in this unconsolidated joint venture was determined using widely accepted valuation techniques, including discounted cash flow analysis on expected cash flows as well as other subjective assumptions that are subject to economic and market uncertainties.

See Note 13, Acquisition and Disposition Activity, for further information regarding acquisition and disposition activity by our unconsolidated joint ventures during the year ended December 31, 2011.

We account for our investment in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	Year ended December 31,
	2011	2010
Revenues:
Rental	$50,735	$46,049
Other	12,278	9,183
Total revenues	63,013	55,232
Expenses:
Rental operating	30,510	22,391
Depreciation and amortization	24,748	22,787
Interest	24,665	21,776
Acquisition costs	1,446	—
Impairment of long-lived assets	11,896	—
Total expenses	93,265	66,954
Net loss before gain on sale of properties	$(30,252)	$(11,722)
Gain on sale of properties, net	35,670	—
Net gain (loss)	5,418	(11,722)
Equity in net earnings of unconsolidated joint ventures	3,171	198

	December 31, 2011	December 31, 2010
Investments in real estate, net	$344,425	$381,738
Other assets	70,069	65,064
Total assets	$414,494	$446,802
Mortgage and other loans	$332,786	$365,573
Other liabilities	19,909	20,073
Total liabilities	$352,695	$385,646
Investments in unconsolidated joint ventures	$4,980	$8,802

6.      Other Assets

Other assets consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Deferred loan fees, net of accumulated amortization of $1.6 million and $1.7 million at
December 31, 2011 and 2010, respectively	$1,245	$1,846
Prepaid expenses	1,180	1,305
Refundable acquisition deposits	—	1,990
Total other assets, net	$2,425	$5,141
7.      Minimum Future Lease Rentals

Future minimum base rentals on non-cancelable office leases for the years succeeding December 31, 2011 are as follows (in thousands):

Year
2012	$25,991
2013	19,240
2014	17,205
2015	13,772
2016	10,834
Thereafter	36,178
Total future minimum base rental revenue	$123,220

The above future minimum base rental revenue excludes tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised. Lease termination fee revenues for the year ended December 31, 2011 were $0.5 million. Lease termination fee revenues for the year ended December 31, 2010 were not significant.

We have leased space to certain tenants under non-cancelable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the consolidated statements of operations. We recorded $0.1 million of percentage rental income during each of the years ended December 31, 2011 and 2010.

8.      Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Accounts payable	$218	$1,150
Interest payable	7,726	6,675
Deferred revenue	1,126	1,690
Security deposits	1,901	2,618
Deferred straight-line ground rent	10,804	8,708
Accrued expenses	8,210	10,334
Asset retirement obligations	613	641
Total accounts payable and other liabilities	$30,598	$31,816

9.      Mortgage and Other Loans

A summary of our mortgage and other loans, net, at December 31, 2011, and at December 31, 2010, is as follows (in thousands):

	Outstanding Principal Balance, Net at
Property	December 31, 2011	December 31, 2010	Interest Rate	Maturity Date
Pacific Business News Building	$—	$11,601
City Square	—	27,500
City Square	—	25,294
Clifford Center	2,907	3,226	4.38%	8/15/2014(a)
First Insurance Center	37,626	37,533	5.74%	1/1/2016
First Insurance Center	13,860	13,826	5.40%	1/6/2016
Sorrento Technology Center (b)	11,452	11,521	10.75%	1/11/2016
Pan Am Building	59,974	59,969	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,344	94,209	5.86%	11/11/2016
Subtotal	331,163	395,679
Revolving line of credit (c)	25,000	24,447	1.10%	12/31/2013
Total	$356,163	$420,126

____________

(a)
The terms of the Clifford Center loan were amended in August 2011, extending the maturity date to August 15, 2014, changing the interest rate to float simultaneously with the lender's prime rate and adjusting the principal portion of the monthly payment to $31.6 thousand.

(b)
We ceased making the required debt service payments on this loan in the second quarter of 2011, and on June 6, 2011, we received a notice of default accelerating the maturity date of the loan. As a result, at December 31, 2011, interest was being incurred at the stated rate plus the default rate of 5% as stipulated in the loan agreement. On January 5, 2012, the lender foreclosed on the loan and took back the property.

(c)
The revolving line of credit matures on December 31, 2013.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

The lenders’ collateral for notes payable, with the exception of the Clifford Center note payable, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases, rights under certain service agreements and letters of credit posted by certain related parties of the Company.  The lenders’ collateral for the Clifford Center note payable is the leasehold property as well as guarantees from affiliates of the Company.  The Operating Partnership has agreed to indemnify these affiliates (Mr. Shidler and James C. Reynolds) to the extent of their guaranty liability. In management’s judgment, it would be remote for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

As of December 31, 2011, the existing and scheduled maturities for our mortgages and other loans for the periods succeeding December 31, 2011 are as follows (in thousands and includes scheduled principal paydowns):

2012(1)	$11,948
2013	25,379
2014	2,149
2015	—
2016	318,000
Total (2)	$357,476
_____________

(1)
Includes the loan secured by Sorrento Technology Center, which was declared immediately due and payable by the lender on June 6, 2011 as we ceased making the required debt service payments. The Sorrento Technology Center loan was foreclosed on January 5, 2012.

(2)
This balance is the gross amount and does not include the discount of $1,313 thousand which is included in the outstanding balance of $356,163 thousand as shown in mortgage and other loans, net, in the accompanying balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of December 31, 2011 and December 31, 2010, we had outstanding borrowings of $25.0 million and $24.4 million, respectively, under the FHB Credit Facility.

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

10.      Unsecured Notes Payable to Related Parties

At December 31, 2011 and 2010, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued to fund certain capital improvements upon the completion of our formation transaction in 2008 and upon the exercise of an option granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through December 31, 2011, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to a portion of the notes exchanged for Listed Common Stock in 2009.  At December 31, 2011 and 2010, $6.1 million and $4.3 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

11.      Commitments and Contingencies

Minimum Future Ground Rents

We hold long-term ground leasehold interests in our Clifford Center and Waterfront Plaza properties.  The Clifford Center property ground lease expires May 31, 2035. The annual rental obligation is a combination of a base rent amount plus 3% of base rental income from tenants. On June 1, 2016 and 2026, the annual rental obligation will reset to an amount equal to the greater of (i) 6% of the fair market value of the land, and (ii) the ground rent payable for the prior period. However, the ground rent cannot be less than the rent for the prior period. For the period prior to June 1, 2016, only the base rent component is included in the minimum future payments. For the periods succeeding May 31, 2016, we estimated the annual minimum future rental payments to be an amount equal to the rent paid for the immediately preceding 12-month period. See Note 19, Subsequent Events, for further discussion of the fee interest in the land underlying Clifford Center.

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

Ground lease rent expense, including minimum rent and percentage rent, recorded during the years ended December 31, 2011 and 2010 was $4.7 million for both periods.

The following table indicates our future minimum ground lease payments for the years succeeding December 31, 2011 (in thousands):

Year
2012	$2,451
2013	2,463
2014	2,474
2015	2,486
2016	3,291
Thereafter	210,026
Total future minimum ground lease payments	$223,191

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of December 31, 2011 and December 31, 2010, the liability in our consolidated balance sheets for conditional asset retirement obligations, including amounts related to asbestos removal, was $0.6 million for both periods. The accretion expense related to asbestos removal was $0.04 million for each of the years ended December 31, 2011 and 2010.

Clifford Center Ground Lease

We are subject to a surrender clause under the Clifford Center property ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land if we have not complied with certain other provisions of the ground lease. These provisions require us to: (1) only make significant improvements or alterations to the building under the supervision of a licensed architect and/or structural engineer with lessor’s written approval; (2) comply with the Americans with Disabilities Act of 1990; and (3) comply with all federal, state, and local laws regarding the handling and use of hazardous materials. The requirement to remove the improvements is contingent, first, on our failure to comply with the terms of the lease and, second, upon the cost of compliance with the lease exceeding the estimated value of the improvements. To our knowledge, we are in substantial compliance with the Americans with Disabilities Act of 1990, all work is supervised by licensed professionals, and we are not aware of any violations of laws regarding the handling or use of hazardous materials at the Clifford Center property. If we fail to satisfy any of these requirements in the future, the obligation is subject to the lessor’s decision to require the improvements to be removed.  See Note 19, Subsequent Events, for further discussion of the fee interest in the land underlying Clifford Center.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of December 31, 2011, this amount is projected to be $2.3 million during 2012.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our committed capital expenditures.

The loan secured by our Sorrento Technology Center property required us to deposit letters of credit totaling $0.6 million in the event that certain tenants ceased occupancy, went dark or gave us notice of their intent to vacate the property. Although the loan was foreclosed on January 5, 2012, the lender is seeking collection on this obligation which was guaranteed by James C. Reynolds. Pursuant to an indemnity agreement entered into in connection with our formation transactions, we indemnified Mr. Reynolds for any losses under the letters of credit. Management has reached an agreement with the lender wherein the lender will accept a reduced amount and we have agreed to fund $0.4 million.

Tax Protection Arrangements

A sale of any of the Contributed Properties that would not provide continued tax deferral to Venture is contractually restricted until March 2018, which is ten years after the closing of the transaction related to such properties.  In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions.  Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Operating Partnership units.

In May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. As a result of the foreclosure action, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We do not believe that liability under these agreements could exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.  However, any requested payment could be challenged by us or significantly reduced.

On February 15, 2012, we entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The completion of the sale transactions is scheduled to occur simultaneously no later than 10 business days after the consent of the lenders to the debt assumptions is received, but no later than June 30, 2012, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our First Insurance Center property prior to that date or at all. Should the sale of the property be completed, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We do not believe that liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.  However, any requested payment could be challenged by us or significantly reduced.

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

Our Senior Common Stock ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Listed Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Listed Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock, which exchange period will end on December 31, 2015.  The exchange ratio is to be calculated using a value for our Listed Common Stock based on the average of the trailing 30-day closing price of the Listed Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of December 31, 2011 and 2010, we had a total of 2,410,839 and 2,417,867 shares of Senior Common Stock issued and outstanding, respectively. We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

Our Listed Common Stock is sometimes also referred to within this report on Form 10-K as Class A Common Stock. On March 16, 2012, we initiated the withdrawal of the listing of our Listed Common Stock from the NYSE Amex, which we expect to be effective on or about April 5, 2012. In connection with the delisting, we intend to propose a charter amendment for approval by stockholders at the Annual Meeting of Stockholders to be held on May 18, 2012 that would rename our Listed Common Stock as Class A Common Stock.  If approved, we expect the charter amendment to be filed, and the name change to become effective, on or about May 18, 2012.

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

Non-controlling Interests –

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of December 31, 2011.  On August 4, 2010, our Operating Partnership repurchased 198,263 Common Units with a book value of $0.6 million for consideration of $0.9 million. The resulting difference of $0.3 million was recorded as an adjustment to additional paid-in capital and cumulative deficit in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, the repurchase of a non-controlling interest that does not result in a change in control is considered to be an equity transaction with no gain or loss recorded on the repurchase. During the year ended December 31, 2010, no Preferred Units were repurchased or issued, and during the year ended December 31, 2011, no Common Units or Preferred Units were repurchased or issued. As of December 31, 2011, 46,698,532 shares of our Listed Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2011, the cumulative unpaid distributions attributable to Preferred Units were $2.3 million. We anticipate continuing to accrue these distributions in 2012.

On December 30, 2009, we amended certain provisions of the partnership agreement of the Operating Partnership relating to the redemption rights of the Common Units and Preferred Units. The Common Units issued upon the completion of our formation transactions on March 19, 2008 were reclassified as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of Listed Common Stock or a new class of Common Units, designated Class C Common Units, which have no redemption rights, as elected by a majority of our independent directors. All other outstanding Common Units were reclassified as Class A Common Units, which are redeemable by the holders on a one-for-one basis for shares of Listed Common Stock or cash, as elected by a majority of our independent directors. If converted, the Preferred Units will convert into Class B Common Units. Furthermore, the Preferred Unit put option was modified by eliminating the various alternative currencies possible upon exercise of the put and permitting only the issuance of new preferred units in settlement of an exercised put.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Listed Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Listed Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of December 31, 2011, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of December 31, 2011, Venture owned 46,173,693 shares of our Listed Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 91.5% of the total voting power in the Company.

Loss per Share -

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.77% and 78.23%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share/unit (in thousands, except share and per share amounts):

	For the year ended December 31,
	2011	2010
Net loss attributable to common stockholders - basic and diluted(1)	$(5,632)	$(17,246)
Weighted average number of common shares	3,923,918	3,878,349
Potentially dilutive common shares (2)	—	—
Weighted average number of common shares outstanding — basic and diluted	3,923,918	3,878,349
Net loss per common share — basic and diluted	$(1.44)	$(4.45)

________________________

(1)
For each of the years ended December 31, 2011 and 2010, net loss attributable to common stockholders includes $2.3 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For the year ended December 31, 2011, 14,101,004 shares of Listed Common Stock which may be issued upon redemption of Common Units , 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 2,413,754 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

For the year ended December 31, 2010, 47,615 non-vested restricted stock units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 435,740 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Dividends and Distributions

Our board of directors authorized a cash distribution of $0.05 per Common Unit and a cash dividend of $0.05 per share of our Listed Common Stock and Class B Common Stock for the first three quarters of fiscal year 2010.  These dividends and distributions were paid on the 15th day of the month following the end of each quarter to holders of record as of the final day of such quarter.  For the fourth quarter of 2010, our board of directors authorized a cash distribution of $0.011 per Common Unit and a cash dividend of $0.011 per share of our Listed Common Stock and Class B Common Stock, which were paid on January 17, 2011 to holders of record as of December 31, 2010.  In addition, we paid 2% distributions, or $1.25 per unit, to the holder of the Preferred Units for each quarter of fiscal year 2010 on or about the 15th day of the month following the end of each such quarter.  We relied upon borrowings under our revolving line of credit to pay a portion of these dividends and distributions.

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2012, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2011, the cumulative unpaid distributions attributable to Preferred Units were $2.3 million.

Dividends declared on the Listed Common Stock, Class B Common Stock and Senior Common Stock are included in retained deficit in the accompanying consolidated balance sheets. Distributions on Common Units and Preferred Units are included in non-controlling interests in the accompanying consolidated balance sheets.

13.      Acquisition and Disposition Activity

Internalization of Management

Until February 1, 2011, we were externally advised by Pacific Office Management, an entity that was owned and controlled by Mr. Shidler and certain of our executive officers and related parties. Pursuant to our Advisory Agreement with Pacific Office Management, Pacific Office Management was entitled to an annual corporate management fee of one tenth of one percent (0.1%) of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum.  Although we were responsible for all direct expenses incurred by us for certain services for which we were the primary service obligee, Pacific Office Management bore the cost and was not reimbursed by us for any expenses incurred by it in the course of performing operational advisory services for us, which expenses included, but were not limited to, salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies.  The corporate management fee was subject to reduction of up to $750,000 based upon the amounts of the direct costs that we bore. Additionally, Pacific Office Management and its affiliates were entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, leasing fees consistent with the prevailing market as well as property transaction fees in an amount equal to 1% of the contract price of any acquired or disposed property; however, such property management fees, leasing fees, and property transaction fees were required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Pacific Office Management was also entitled to certain fees related to any placement of debt or equity that we undertook, including (i) 0.50% of the total amount of co-investment equity capital procured, (ii) 0.50% of the total gross offering proceeds including, but not limited to, the issuance or placement of equity securities and the issuance of Operating Partnership units, and (iii) 0.50% of the principal amount of any new indebtedness related to properties that we wholly own, and on properties owned in a joint venture with co-investment partners or entity-level financings, as well as on amounts available on our credit facilities and on the principal amount of indebtedness we may issue.

Effective as of February 1, 2011 we internalized our management by terminating the Advisory Agreement and acquiring all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000.  Pacific Office Management waived the internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses.

Prior to the internalization of our management, we paid amounts to Pacific Office Management and its related parties for services provided relating to property management, leasing, property transactions and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

	For the year ended December 31, 2011	For the year ended December 31, 2010
Property management fees to affiliates of Pacific Office Management(1)	$223	$3,096
Leasing commissions(2)	—	260
Corporate management fees to Pacific Office Management	63	750
Interest	—	2,122
Construction management fees and other (3)	3	168
Total	$289	$6,396

___________

(1)	Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.

(2)	Leasing commissions are capitalized as deferred leasing costs and are amortized over the life of the related lease.

(3)	Debt placement fees for the FHB Credit Facility of $0.1 million are included in the amounts paid for the year ended December 31, 2010.

Prior to the internalization of our management, Pacific Office Management leased space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.1 million for the one month ended January 31, 2011 and $0.7 million for the year ended December 31, 2010.

The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The $0.5 million gain is reflected as non-operating income in the consolidated income statement for the year ended December 31, 2011.

From February 1, 2011 through December 31, 2011, we recognized the following revenues, primarily from management contracts with our joint ventures, and expenses due to the acquisition of Pacific Office Management (in thousands).

Revenues:
Property management and other services	$4,787
Rental and other	394
Total revenues	$5,181

Expenses:
General and administrative and other	$7,998
Total expenses	$7,998

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

Below is the unaudited pro forma information that reflects the specified line items of our consolidated financial statements assuming that the purchase of Pacific Office Management and the contributions of City Square and the Pacific Business News Building had been completed as of January 1, 2010 (in thousands, except per share amounts).

	For the year ended December 31,
	2011	2010
Pro forma revenues	$62,135	$61,142
Pro forma net loss attributable to common stockholders	$(5,239)	$(8,811)
Pro forma loss per common share	$(1.34)	$(2.27)

Acquisition of Joint Venture Investments

On August 30, 2011, we, along with our joint venture partner Angelo Gordon, acquired the Valencia Corporate Center property, located in Santa Clarita, California.     The property was acquired by the joint venture that also owns our Pacific Business News Building property. To prevent our ownership interest from being diluted, we contributed an additional $0.5 million to the joint venture in connection with this acquisition.

On October 28, 2011, we, along with our joint venture partner Angelo Gordon, acquired the City Square Sports Club facility located in Phoenix, Arizona. The Sports Club is an ancillary component of the City Square property. Our investment in this joint venture totaled $0.02 million.

Dispositions of Joint Venture Investments

On October 15, 2011, the Palomar Heights Corporate Center property (part of our POP San Diego Portfolio joint venture) was sold for $14.6 million, before adjustments for seller credits related to committed capital expenditures of $0.3 million. Proceeds from the sale were used to repay the mortgage note payable of $10.0 million and to pay other transaction related expenses of $0.3 million. Of the remaining net available proceeds of approximately $3.0 million, approximately $1.6 million, was used to repay other joint venture debt of which we received $0.6 million that repaid interim financing we had provided to the joint venture. The remaining balance was retained for working capital purposes.

On December 12, 2011, the Seaview Corporate Center joint venture property was sold for a $109.0 million, before adjustments for seller credits related to committed capital expenditures and rent abatements of $1.6 million. Proceeds from the sale were used to repay the mortgage note payable of $47.3 million, pay a loan prepayment fee of $1.2 million, pay interest rate protection breakage costs on an interest rate swap liability of $3.8 million and to pay other transaction related expenses of $1.3 million. Proceeds of $55.3 million were distributed to the Partners of the joint venture, including us. We received $6.3 million of these distributions, which are included in "equity in net earnings of unconsolidated joint ventures" on our consolidated statement of operations for the year ended December 31, 2011.

On December 28, 2011, the Poway Flex property (part of our SoCal Portfolio joint venture) was sold for $11.8 million. Proceeds from the sale were used to pay down the mortgage note payable by $10.0 million and to pay other transaction related expenses of $0.3 million. The remaining net available proceeds of approximately $1.3 million were distributed to the Members of the joint venture, including us. We received $0.2 million of these distributions, which are included in "equity in net earnings of unconsolidated joint ventures" on our consolidated statement of operations for the year ended December 31, 2011.

14.    Other Related Party Transactions

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

On May 17, 2010, the Operating Partnership entered into an amendment to its indemnity agreement dated as of March 19, 2008 with James C. Reynolds.  Pursuant to the original agreement, the Operating Partnership agreed to indemnify Mr. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering the Contributed Properties.  Pursuant to the amendment, the Operating Partnership agreed to indemnify Mr. Reynolds with respect to guaranties provided by him with respect to indebtedness encumbering certain additional properties acquired after the completion of our formation transactions.  Mr. Reynolds is the beneficial owner of approximately 12% of our Listed Common Stock, and was a director and stockholder of Pacific Office Management prior to our acquisition of Pacific Office Management.

On September 3, 2010, our Operating Partnership assumed, through the exercise of an option with Pacific Office Management, all of the rights and obligations of Pacific Office Management under two Sale, Purchase and Escrow Agreements, each dated as of August 12, 2010 and amended as of August 30, 2010, referred to collectively as the PSAs, pursuant to which we agreed to acquire the GRE portfolio, a portfolio of 12 office properties comprising approximately 1.9 million rentable square feet located primarily in southern California.  Upon the assumption of the PSAs, our Operating Partnership delivered $3.0 million into escrow to replace the deposits initially made by Pacific Office Management pursuant to the PSAs, and Pacific Office Management was refunded from escrow deposits in the amount of $3.0 million that it had previously funded.  Our Operating Partnership paid no other consideration to Pacific Office Management in connection with the exercise of the option.

In addition, the City Square Mezzanine Note was secured, in part, by the posting of certain letters of credit by Mr. Reynolds and Shidler LP in the aggregate amount of $3.7 million.  Following the maturity of this loan in September 2010, on October 20, 2010, the lender collected against these letters of credit, of which approximately $2.0 million was applied to the principal balance of this note.  Pursuant to an indemnity agreement entered into on March 19, 2008 in connection with our formation transactions, the Operating Partnership indemnified Mr. Reynolds and Shidler LP for their losses under the letters of credit.

At December 31, 2011 and December 31, 2010, $6.1 million and $4.3 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.  See Note 10 for a detailed discussion on these notes payable.

In connection with our Senior Common Stock offering, we paid dealer manager commissions to an affiliate of Pacific Office Management, Priority Capital Group.  The commissions paid to Priority Capital Group, which were calculated as a base of 2% of the gross proceeds from sales of the Senior Common Stock, totaled approximately $0.5 million for the year ended December 31, 2010. No dealer manager commissions were paid during 2011.

Prior to the internalization of our management effective as of February 1, 2011, we were externally advised by Pacific Office Management, an entity controlled by Mr. Shidler and certain of our executive officers and related parties. See Note 13 for a discussion of the acquisition of Pacific Office Management and the fees paid to Pacific Office Management prior to the internalization.

At December 31, 2011, we have $0.4 million of amounts receivable from related parties included in rents and other receivables on our consolidated balance sheets, which consists primarily of property management fees and lease commission fees due from our joint ventures.  These amounts are a result of the internalization of Pacific Office Management.  See Note 13 for a discussion of the acquisition of Pacific Office Management.

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

The Company did not issue any restricted stock units in 2011. As of December 31, 2011, all of our share-based payments to directors have vested. In connection with these grants, the Company recorded $0.06 million and $0.2 million of stock-based compensation expense for the years ended December 31, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in the accompanying consolidated statement of operations.

16.      Segment Reporting

We own and operate primarily institutional-quality office properties principally in selected long-term growth markets in Hawaii and southern California.  We aggregate our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.  We also have certain corporate level income and expenses related to our credit facility and legal, accounting, finance and management activities, which are not considered separate operating segments.

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the years ended December 31, 2011 and 2010 (in thousands):

	For the year ended December 31, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$28,827	$4,135	$75	$33,037
Tenant reimbursements	20,188	356	—	20,544
Property management and other services	—	—	4,787	4,787
Parking	6,755	323	—	7,078
Other	767	61	384	1,212
Total revenue	56,537	4,875	5,246	66,658
Expenses:
Rental property operating	31,029	2,588	—	33,617
General and administrative	—	—	10,590	10,590
Depreciation and amortization	14,520	1,885	—	16,405
Interest	20,681	2,704	2,747	26,132
Abandoned offering costs	—	—	420	420
Acquisition costs	—	—	282	282
Impairment on long-lived assets	5,049	9,735	—	14,784
Total expenses	71,279	16,912	14,039	102,230
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(14,742)	$(12,037)	$(8,793)	(35,572)
Equity in net earnings of unconsolidated joint ventures				3,171
Gain on forgiveness of debt				10,045
Net loss attributable to non-controlling interests				17,966
Non-operating income				507
Dividends on Senior Common Stock				(1,749)
Net loss attributable to common stockholders				$(5,632)

	For the year ended December 31, 2010
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$30,049	$12,451	$15	$42,515
Tenant reimbursements	20,983	1,103	—	22,086
Parking	7,133	976	—	8,109
Other	128	30	199	357
Total revenue	58,293	14,560	214	73,067
Expenses:
Rental property operating	32,529	7,780	—	40,309
General and administrative	—	—	2,936	2,936
Depreciation and amortization	15,845	7,046	—	22,891
Interest	22,203	5,430	2,540	30,173
Abandoned offering costs	—	—	6,684	6,684
Acquisition costs	—	—	7,874	7,874
Impairment on long-lived assets	2,024	38,260	—	40,284
Total expenses	72,601	58,516	20,034	151,151
Loss before equity in net earnings of unconsolidated
joint ventures and non-operating income	$(14,308)	$(43,956)	$(19,820)	(78,084)
Equity in net earnings of unconsolidated joint ventures				198
Net loss attributable to non-controlling interests				60,953
Dividends on Senior Common Stock				(313)
Net loss attributable to common stockholders				$(17,246)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of December 31, 2011 and December 31, 2010 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
Total assets:
December 31, 2011	$350,309	$9,702	$14,601	$374,612
December 31, 2010	$375,645	$73,351	$19,389	$468,385
Total goodwill:
December 31, 2011	$48,549	$—	$—	$48,549
December 31, 2010	$48,549	$—	$—	$48,549
Capital expenditures
for the year ended:
December 31, 2011	$3,421	$37	$—	$3,458
December 31, 2010	$9,797	$206	$—	$10,003

17.      Fair Value of Financial Instruments

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

At December 31, 2011, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $356.2 million and $346.2 million, respectively.  At December 31, 2010, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the Pacific Business News Building and City Square loans which were in default with a total carrying value of $64.4 million for which we could not practically determine the fair value) were $355.7 million and $342.2 million, respectively.

18.           Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2011 and 2010:

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands, except common share information)
Total revenue	$15,449	$15,453	$16,834	$18,922
Net income (loss)	$1,105	$(6,012)	$(11,524)	$(5,418)
Net income (loss) attributable to common stockholders	$16	$(1,537)	$(2,719)	$(1,393)
Net income (loss) per common share — basic and diluted	$—	$(0.39)	$(0.70)	$(0.36)
Weighted average number of common shares outstanding —
basic and diluted	3,941,242	3,941,242	3,909,429	3,903,150
	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands, except common share information)
Total revenue	$18,344	$18,316	$18,473	$17,934
Net loss	$(60,429)	$(7,811)	$(4,990)	$(4,656)
Net loss attributable to common stockholders	$(13,145)	$(1,811)	$(1,182)	$(1,108)
Net loss per common share — basic and diluted	$(3.37)	$(0.46)	$(0.31)	$(0.29)
Weighted average number of common shares outstanding —
basic and diluted	3,903,150	3,903,150	3,855,725	3,850,520

19. Subsequent Events (unaudited)

In May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. The loan required us to deposit letters of credit totaling $0.6 million in the event that certain tenants ceased occupancy, went dark or gave us notice of their intent to vacate the property. Although the loan was foreclosed, the lender is seeking collection on this obligation. We have reached an agreement with the lender wherein the lender will accept a reduced amount and we have agreed to fund $0.4 million. Also, as a result of the foreclosure action, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that liability under these agreements could exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced. Because we had previously written down the property, we expect to recognize a gain on the foreclosure of approximately $2.3 million in the first quarter of 2012.

On February 15, 2012, we entered into two Purchase and Sale Agreements to sell the Company's fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The completion of the sale transactions is scheduled to occur simultaneously no later than 10 business days after the consent of the lenders to the debt assumptions is received, but no later than June 30, 2012, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our First Insurance Center property prior to that date or at all. Should the sale of the property be completed, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced.

On February 23, 2012, we completed the acquisition of the fee interest in the land underlying our Clifford Center property, located in Honolulu, Hawaii for aggregate consideration of $6.5 million. As part of the acquisition we entered into a new loan agreement with Central Pacific Bank in the amount of $4.9 million. The loan bears interest at 4.00% per annum, requires monthly principal and interest payments of $25,733 and matures on February 17, 2017.

On February 22, 2012, our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing March 1, 2012 through April 30, 2012, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month will be aggregated and paid on or about the 15th day of the following month.

On March 15, 2012, our board of directors approved the externalization of management and the withdrawal of the listing of the Company's Listed Common Stock from the NYSE Amex Exchange as previously discussed in this Form 10-K.

PACIFIC OFFICE PROPERTIES TRUST, INC.

SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
(dollars in thousands)

			Initial Costs			Gross Amounts at Which Carried at December 31, 2011
Office, Property Name	Location	Encumbrances	Land	Bldg. and Imp.[1]	Costs Capitalized Subsequent to Acquisition	Land[4]	Bldg. and Imp.[1,4]	Total	Accumulated Depreciation	Date Built[2]		Date Acquired	Depreciable Life (Years)
Clifford Center	Hawaii	$2,907	$50	$8,279	$1,017	$115	$9,231	$9,346	$2,072	1964		2008	5-39
Davies Pacific Center	Hawaii	95,000	15,587	83,181	4,494	15,587	87,675	103,262	12,337	1972		2008	3-34
Pan Am Building	Hawaii	60,000	17,700	52,027	2,139	17,700	54,166	71,866	8,450	1969		2008	4-42
Sorrento Technology Center	California	11,569	5,872	7,711	60	4,374	6,061	10,435	1,606	1984		2008	5-35
First Insurance Center	Hawaii	52,000	10,588	43,482	1,610	10,588	45,092	55,680	5,517	1983		2008	5-41
Waterfront	Hawaii	111,000	—	63,068	16,616	—	79,311	79,311	18,272	1988 / 2006	[3]	2004	5-42
AZL Land	Arizona	—	56	—	—	56	—	56	—			2008
Total		$332,476	$49,853	$257,748	$25,936	$48,420	$281,536	$329,956	$48,254

1   Includes building and improvements; land improvements; tenant improvements, furniture, fixtures and equipment; and construction in progress.
2   Represents the year in which the property was first placed in service.
3   Year built/renovated.
4   Includes impairment charges recorded in 2011.

	For the year ended
	December 31, 2011	December 31, 2010
Real Estate Properties:
Balance, beginning of period	$403,698	$418,980
Additions and improvements	3,458	10,968
Abandonment of project	(111)	—
Impairment of real estate	(12,809)	(24,175)
Deconsolidation and write-off of real estate	(64,280)	(2,075)
Balance, end of period	$329,956	$403,698
Accumulated depreciation:
Balance, beginning of period	$50,561	$36,030
Depreciation	12,022	15,525
Deconsolidation and write-off of real estate	(14,329)	(994)
Balance, end of period	$48,254	$50,561