Form 10-Q
period 2012-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2012-05-15
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number:                                                      1-9900

PACIFIC OFFICE PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-0602478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

841 Bishop Street, Suite 1700
Honolulu, Hawaii 96813
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code):   (808) 521-7444

10188 Telesis Court, Suite 222
San Diego, CA 92121
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 2012 there were issued and outstanding 3,941,142 shares of common stock, par value $0.0001 per share, that were previously listed on the NYSE Amex, which we refer to in this report as either our "Class A Common Stock" or our "Listed Common Stock"; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Investments in real estate, net	$226,982	$281,702
Real estate and other assets held for sale, net	55,017	—
Cash and cash equivalents	7,305	10,757
Restricted cash	4,251	5,897
Rents and other receivables, net	1,632	1,799
Deferred rents	3,788	4,951
Intangible assets, net	9,245	13,360
Acquired above-market leases, net	108	192
Other assets, net	2,672	2,425
Goodwill	48,549	48,549
Investments in unconsolidated joint ventures	4,932	4,980
Total assets	$364,481	$374,612
LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$298,029	$356,163
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	29,128	30,598
Acquired below-market leases, net	4,252	5,206
Mortgage and other liabilities of real estate assets held for sale	53,068	—
Total liabilities	405,581	413,071
Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of March 31, 2012 and December 31, 2011) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at March 31, 2012 and December 31, 2011	21,459	21,459
Listed Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at March 31, 2012 and December 31, 2011	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	110	110
Cumulative deficit	(156,737)	(156,160)
Total stockholders' equity (deficit)	(134,983)	(134,406)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(33,385)	(31,321)
Total equity (deficit)	(41,100)	(38,459)
Total liabilities and equity (deficit)	$364,481	$374,612

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2012	2011
Revenue:
Rental	$5,858	$9,003
Tenant reimbursements	3,990	4,348
Property management and other services	1,090	762
Parking	1,377	1,758
Other	188	567
Total revenue	12,503	16,438
Expenses:
Rental property operating	6,534	8,597
General and administrative	2,641	2,567
Depreciation and amortization	2,924	4,257
Interest	4,954	6,371
Abandoned offering costs	—	420
Acquisition costs	—	199
Total expenses	17,053	22,411
Loss before equity in net earnings of unconsolidated joint ventures, non-operating income, discontinued operations and gain on extinguishment of debt	(4,550)	(5,973)
Equity in net earnings of unconsolidated joint ventures	505	96
Non-operating income	—	524
Net loss from continuing operations	(4,045)	(5,353)
Discontinued operations	158	(65)
Gain on extinguishment of debt	2,251	—
Net loss	(1,636)	(5,418)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	2,064	5,031
	1,496	4,463
Dividends on Senior Common Stock	(437)	(438)
Net loss attributable to common stockholders	$(577)	$(1,393)

Income (loss) per common share:
Loss from continuing operations	$(0.28)	$(0.36)
Income from discontinued operations	$0.13	$—
Net loss per common share - basic and diluted	$(0.15)	$(0.36)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,903,150

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the three months ended
	March 31,
	2012	2011
Operating activities
Net loss	$(1,636)	$(5,418)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities (including discontinued operations):
Depreciation and amortization	3,284	4,938
Gain on extinguishment of debt	(2,251)	—
Gain on internalization of Pacific Office Management	—	(524)
Deferred rent	(38)	147
Deferred ground rents	232	521
Interest amortization	622	808
Share based compensation	—	20
Above- and below-market lease amortization, net	(100)	(423)
Equity in net earnings of unconsolidated joint ventures	(505)	(96)
Bad debt expense	215	177
Changes in operating assets and liabilities:
Restricted cash used for operating activities	1,128	(133)
Rents and other receivables	(231)	939
Other assets	(793)	1,340
Accounts payable and other liabilities	(1,197)	(1,204)
Net cash (used in) provided by operating activities	(1,270)	1,092
Investing activities
Additions to and improvement of real estate	(6,479)	(1,373)
Acquisition of Pacific Office Management, net of cash received	—	293
Distributions from unconsolidated joint ventures	674	382
Contributions to unconsolidated joint ventures	(121)	—
Payment of leasing commissions	(142)	(312)
Decrease in restricted cash used for capital expenditures	—	(833)
Net cash used in investing activities	(6,068)	(1,843)
Financing activities
Repayment of mortgage notes payable	(106)	(111)
Proceeds from mortgage note payable	4,875	—
Borrowings from revolving credit facility	—	553
Payment on settlement of debt	(415)	—
Security deposits	(31)	(93)
Senior Common Stock dividends	(437)	(420)
Listed Common Stock dividends	—	(43)
Distributions to non-controlling interests - Preferred unitholders	—	(568)
Distributions to non-controlling interests - Common unitholders	—	(155)
Net cash provided by (used in) financing activities	$3,886	$(837)
Decrease in cash and cash equivalents	(3,452)	(1,588)
Cash and cash equivalents at beginning of period	10,757	9,112
Cash and cash equivalents at end of period	$7,305	$7,524
Supplemental cash flow information
Interest paid	$5,785	$5,645
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued dividends and distributions	$568	$568
Change in accrued capital expenditures	$353	$(947)

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Organization and Ownership

Pacific Office Properties -

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc. (the “Company”) and its subsidiaries and joint ventures. Through our controlling interest in Pacific Office Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we own and operate primarily institutional-quality office properties in Hawaii. We operate in a manner that permits us to satisfy the requirements for taxation as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”).

During January 2011, we were externally advised by Pacific Office Management, Inc., a Delaware corporation (“Pacific Office Management”), an entity that was owned and controlled by Jay H. Shidler ("Mr. Shidler"), our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler. Pacific Office Management was responsible for our day-to-day operation and management. Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 and internalized management. From February 1, 2011 through March 31, 2012, we remained self-managed.

Effective April 1, 2012, we became externally advised once again. Our advisor is Shidler Pacific Advisors, LLC ("Shidler Pacific Advisors"), an entity that is owned and controlled by Mr. Shidler. Lawrence J. Taff, formerly our Executive Vice President and now our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective as of March 29, 2012, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company and has acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties that we have the right to manage are managed by Parallel Capital Partners, Inc. ("Parallel Capital Partners"), an entity owned by James R. Ingebritsen, our former Chief Executive Officer; Matthew J. Root, our former Chief Investment Officer; and James C. Reynolds, who beneficially owns approximately 12% of our Listed Common Stock.

Through our Operating Partnership, as of March 31, 2012, we owned five office properties comprising approximately 1.4 million rentable square feet and interests (ranging from 5.0% to approximately 32.2%) in 17 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in 13, comprising approximately 2.9 million rentable square feet (the “Property Portfolio”).  As of March 31, 2012, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of additional existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  We have entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property. The completion of the sale transactions is scheduled to occur simultaneously no later than 10 business days after the consent of the lenders to the debt assumptions is received, but no later than June 30, 2012, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our First Insurance Center property prior to that date or at all. Our Bank of Hawaii Waikiki Center joint venture property is also being marketed for sale.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them. If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks.

We are focused on ensuring our properties are operating as efficiently as possible.  We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services.

We internalized our management by acquiring Pacific Office Management effective as of February 1, 2011.  Through March 31, 2012, we employed our executive officers and other employees through Pacific Office Management, which is now our subsidiary.  By employing personnel, we became subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  We also became responsible for all costs previously incurred by Pacific Office Management in the management of our Company, but we were relieved of the $0.8 million annual advisory fee.

Effective April 1, 2012, we became externally advised once again. Our new advisor is Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company and has acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties that we have the right to manage are managed by Parallel Capital Partners. Shidler Pacific Advisors will be entitled to receive an initial corporate management fee of $213 thousand per quarter, which may be adjusted upon agreement of the parties not later than 90 days prior to the beginning of any calendar quarter.

Our return to external management and related actions reflect our determination to reduce costs as much as reasonably practicable in the near future. This streamlining reduced the full-time workforce previously dedicated to our investment, divestment and capital markets activities. We do not expect to pursue these activities in the near future. We therefore believe that Shidler Pacific Advisors and Parallel Capital Partners can provide adequate personnel resources, at lower cost to us, for our current and prospective business. We expect to require additional personnel if we resume substantial activities of this nature.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend approximately $2.4 million in committed capital expenditures and leasing costs during the remainder of 2012.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

As of March 31, 2012, our total consolidated debt (which includes our mortgage and other loans, including the debt related to our First Insurance Center property that is held for sale at that date, with a carrying value of $349.5 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $370.6 million, with a weighted average interest rate of 5.75% and a weighted average remaining term of 4.05 years.

We have no consolidated debt that matures in 2012. As of December 31, 2011, we had $11.6 million in principal indebtedness secured by the Sorrento Technology Center property that was in default. On June 6, 2011, we received a notice of default from the lender of this loan asserting our failure to pay all amounts when due thereunder.  The lender subsequently foreclosed on the loan on January 5, 2012, and took back the property.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three months ended March 31, 2012 or 2011.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded for the three months ended March 31, 2012 or 2011.

Discontinued Operations

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as discontinued operations in the consolidated statement of operations. A gain on sale, if any, is recognized in the period the property is disposed of.

In determining whether to report the results of operations, impairment and/or gain on sale of operating properties as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing or management of the property after disposition. If we determine that we have significant continuing involvement after disposition, we report the revenue, expenses, impairment and/or gain on sale as part of continuing operations.

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of March 31, 2012, the First Insurance Center property is classified as held for sale. Accordingly, we ceased recording depreciation and amortization on this property beginning in March 2012. The results of its operations for the periods ended March 31, 2012 and 2011 are included in discontinued operations.

Properties in default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of properties in default are included in our consolidated balance sheets and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of operations have been reclassified to discontinued operations for both periods presented.

Goodwill

We record the excess cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis during the fourth quarter of each calendar year, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

management at that level.   The reporting unit’s fair value is calculated as the discounted future cash flows based on management’s best estimate of the applicable capitalization and discount rates. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. An impairment charge is recognized as a charge against income equal to the excess of the carrying value of goodwill over its implied value on the date of the impairment.  Factors that may cause goodwill to be impaired include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions or decreased cash flow from our properties.

We had previously identified three reporting units to which goodwill was allocated.  Our consolidated properties in Hawaii are considered one reporting unit due to similar geographic and economic characteristics. Our City Square and Sorrento Technology Center properties were considered to be their own respective reporting units due to their respective locations in Phoenix, Arizona and San Diego, California, two distinct markets. All of the goodwill associated with the Phoenix and San Diego reporting units was written off during the year ended December 31, 2010. The Hawaii reporting unit is the only reporting unit with goodwill remaining.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in rental revenues was $0.0 million and ($0.1) million for the three months ended March 31, 2012 and 2011, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancelable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancelable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options.

We have leased space to certain tenants under non-cancelable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in "Rental revenues" in the consolidated statements of operations.

Rental revenue from parking operations and month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, net of the write-off of associated intangible assets and liabilities and straight-line rent balances which are included in "Other revenues" of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

Other revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.6 million

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

and $0.4 million as of March 31, 2012 and December 31, 2011, respectively.

We had a total of approximately $1.9 million of lease security available in security deposits, as of both March 31, 2012 and December 31, 2011.

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

Restricted Cash

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.  At March 31, 2011, we also had $1.5 million reserved to fund a letter of credit held by a lender for a loan in default. This letter of credit requirement was subsequently released in 2011.

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

Repairs, Maintenance and Major Improvements

The costs of ordinary repairs and maintenance are included when incurred in rental property operating expenses in the accompanying consolidated statements of operations. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Various lenders have required us to maintain reserve accounts for the funding of future repairs and capital expenditures, and the balances of these accounts are included in "Restricted cash" on the accompanying consolidated balance sheets.

Leasing Commissions

Leasing commissions are capitalized and amortized on a straight line basis over the life of the related lease.  The payment of leasing commissions is included in investing activities on the accompanying consolidated statement of cash flows because we believe that paying leasing commissions for good tenants is a prudent investment in increasing the value of our income-producing assets.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 5 to 42 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of the tenant’s remaining lease term or the life of the improvement. Furniture, fixtures and equipment are depreciated over three to seven years.  Properties that are acquired that are subject to ground leases are depreciated over the lesser of the useful life or the remaining life of the related leases as of the date of assumption of the lease.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Equity Offering Costs

Costs from potential equity offerings are reflected in "Other assets, net" in the accompanying consolidated balance sheets and are reclassified as a reduction in additional paid-in capital if and when the offering is successfully completed.  Costs include legal, accounting, marketing and other professional fees associated with the offering.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet are expensed.  During the three months ended March 31, 2011, we expensed $0.4 million in costs related to our unsuccessful public offering of Listed Common Stock.

Stock-Based Compensation

All share-based payments to employees, including directors, are recognized in the consolidated statement of operations based on their fair values.  We recognize share-based compensation in accordance with FASB ASC 718, Compensation—Stock Compensation. In accordance with FASB ASC 718, we determine the fair value of the share-based compensation grants on the respective grant dates, and recognize to expense the fair value of the grants over the employees’ or directors’ requisite service periods, which are generally the vesting periods. If the grants vest immediately, we expense the fair value of the grant in full on the grant date. The fair value of the share-based payment awards are generally based on the Company’s Listed Common Stock price on the date of grant.  See Note 14 for a more detailed discussion.

Non-Controlling Interests

We account for non-controlling interests in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, we report non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income available to common stockholders on the statement of operations.  Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, FASB ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. We periodically evaluate individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations. See Note 11 for a more detailed discussion.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of March 31, 2012, none of our subsidiaries had elected to be treated as a TRS.  However, Pacific Office Management, Inc. will elect to be treated as a TRS for federal income tax purposes upon the filing of its 2011 tax return.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all non owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have an impact on our disclosures of comprehensive income, since we do not have other comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under the amendments in ASU No. 2011-08, an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to our disclosures in Note 2 related to our annual goodwill impairment test. Our adoption of this guidance did not materially affect our consolidated financial statements or disclosures.

3. Investments in Real Estate, net

Our investments in real estate, net, at March 31, 2012 (unaudited), and at December 31, 2011, are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$40,173	$48,942
Building and building improvements	200,984	249,095
Tenant improvements	26,932	29,629
Construction in progress	876	936
Furniture, fixtures and equipment	1,257	1,354
Investments in real estate	270,222	329,956
Less: accumulated depreciation	(43,240)	(48,254)
Investments in real estate, net	$226,982	$281,702

4. Intangible Assets and Acquired Above- and Below-Market Lease Liabilities

Our identifiable intangible assets and acquired above- and below-market leases, net at March 31, 2012 (unaudited), and at December 31, 2011, are summarized as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	March 31, 2012	December 31, 2011
Acquired leasing commissions
Gross amount	$6,021	7,283
Accumulated amortization	(3,596)	(4,290)
Net balance	2,425	2,993

Acquired leases in place
Gross amount	6,542	10,188
Accumulated amortization	(6,088)	(8,471)
Net balance	454	1,717

Acquired tenant relationship costs
Gross amount	9,880	12,844
Accumulated amortization	(5,557)	(6,264)
Net balance	4,323	6,580

Acquired other intangibles
Gross amount	3,059	3,126
Accumulated amortization	(1,016)	(1,056)
Net balance	2,043	2,070

Intangible assets, net	$9,245	$13,360

Acquired above-market leases
Gross amount	$1,530	$2,011
Accumulated amortization	(1,422)	(1,819)
Acquired above-market leases, net	$108	$192

Acquired below-market leases
Gross amount	$6,975	$9,084
Accumulated amortization	(2,723)	(3,878)
Acquired below-market leases, net	$4,252	$5,206

5. Investments in Unconsolidated Joint Ventures

At March 31, 2012, we owned interests in ten joint ventures (including managing ownership interests in six of those ten), holding 16 office properties, comprised of 34 office buildings and approximately 2.9 million rentable square feet.  One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows. Following our April 1, 2012 externalization of management, certain of these amounts will be payable to Parallel Capital Partners for property management and other services.

At March 31, 2012 and December 31, 2011, the JV Basis Differential was approximately ($0.1 million) and is included in "Investments in unconsolidated joint ventures" in our consolidated balance sheet. During the three months ended March 31, 2012, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in "Equity in net earnings of unconsolidated joint ventures" in our consolidated statement of operations.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental	$10,887	$10,560
Other	2,993	2,621
Total revenues	13,880	13,181
Expenses:
Rental operating	6,788	5,329
Depreciation and amortization	4,765	5,708
Interest	14,230	4,475
Total expenses	25,783	15,512
Net loss	$(11,903)	$(2,331)

Equity in net earnings of unconsolidated joint ventures (a)	$505	$96

	March 31, 2012	December 31, 2011
Investment in real estate, net	$338,256	$344,425
Other assets	70,661	70,069
Total assets	$408,917	$414,494
Mortgage and other loans	$353,759	$332,786
Other liabilities	28,507	19,909
Total liabilities	$382,266	$352,695
Investment in unconsolidated joint ventures	$4,932	$4,980

(a)
The total earnings of all the respective joint ventures of the Company, for the periods presented, are in a loss position. However, the equity in net earnings of the joint ventures attributable to the Company is positive for the three month periods ended March 31, 2012 and 2011. This occurred because the Company's effective ownership in the various joint ventures ranges from 5.0% to approximately 32.2% and therefore only a portion of the losses of the joint ventures was attributable to the Company. In addition, the Company earns a priority return which, for the three month periods ended March 31, 2012 and 2011, exceeded the attributable losses, resulting in net earnings attributable to the Company for the period.

6. Other Assets, net

  Other assets, net consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred loan fees, net of accumulated amortization of $1.4 million and $1.6 million at March 31, 2012 and December 31, 2011, respectively	$993	$1,245
Prepaid expenses	1,679	1,180
Total other assets, net	$2,672	$2,425

7. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	March 31, 2012	December 31, 2011
Accounts payable	$722	$218
Interest payable	7,534	7,726
Deferred revenue	1,000	1,126
Security deposits	1,798	1,901
Deferred straight-line ground rent	11,068	10,804
Accrued expenses	6,405	8,210
Asset retirement obligations	601	613
Total accounts payable and other liabilities	$29,128	$30,598

8. Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount or premium, at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	Outstanding Principal Balance, Net at
Property	March 31, 2012	December 31, 2011	Interest Rate	Maturity Date
Clifford Center	$2,812	$2,907	4.375%	8/15/2014
Clifford Center Land	4,864	—	4.00%	2/17/2017
Sorrento Technology Center(a)	—	11,452
First Insurance Center	—	37,626	5.74%	1/1/2016
First Insurance Center	—	13,860	5.40%	1/6/2016
Pan Am Building	59,976	59,974	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,377	94,344	5.86%	11/11/2016
Subtotal	273,029	331,163
Revolving line of credit (b)	25,000	25,000	1.25%	12/31/2013
Total	$298,029	$356,163

Property held for sale
First Insurance Center	$37,649		5.74%	1/1/2016
First Insurance Center	13,869		5.40%	1/6/2016
Total(c)	$51,518

(a)
We ceased making the required debt service payments on this loan in the second quarter of 2011, and on June 6, 2011, we received a notice of default accelerating the maturity date of the loan. On January 5, 2012, the lender foreclosed on the loan and took back the property.

(b)
The revolving line of credit matures on December 31, 2013.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

(c)
This balance is the net amount and includes discounts of $482 thousand. The First Insurance Center loans are classified in "Mortgage and other liabilities of real estate assets held for sale" at March 31, 2012.

The lenders’ collateral for notes payable, with the exception of the Clifford Center note payable, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases, rights under certain service agreements, and letters of credit posted by certain related parties of the Company.  The

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding March 31, 2012 are as follows (in thousands and includes scheduled principal paydowns):

2012	$371
2013	25,499
2014	2,275
2015	130
2016	266,135
Thereafter	4,266
Total (1)	$298,676

(1)
This balance is the gross amount and does not include the discount of $647 thousand which is included in the outstanding balance of $298,029 thousand as shown in mortgage and other loans, net, in the accompanying balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of both March 31, 2012 and December 31, 2011, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

9. Unsecured Notes Payable to Related Parties

At March 31, 2012 and December 31, 2011, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of options granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through March 31, 2012, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At March 31, 2012 and December 31, 2011, $6.6 million and $6.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in "Accounts payable and other liabilities" in the accompanying consolidated balance sheets.

10. Commitments and Contingencies

Minimum Future Ground Rents

We hold a long-term ground leasehold interest in our Waterfront Plaza property. The Waterfront Plaza ground lease expires December 31, 2060.  The annual rental obligation has fixed increases at 5-year intervals until it resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to the greater of (i) 8.0% of the fair market value of the land and (ii) the ground rent payable for the prior period.

Prior to February 23, 2012, we also held a long-term ground leasehold interest in our Clifford Center property. However, on February 23, 2012, we completed the acquisition of the fee interest in the land underlying the property for aggregate consideration of $6.5 million, through a new wholly-owned subsidiary. As a result, the financial statement impact related to the ground lease obligation is eliminated in consolidation.

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

Concentration of Credit Risk

Our operating properties are located in Honolulu, San Diego, Los Angeles, Orange County and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of March 31, 2012, we have a single tenant, First Insurance Company of Hawaii, LTD. at our First Insurance Center property, that accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of March 31, 2012 and December 31, 2011, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million for both periods.  The accretion expense for the three months ended March 31, 2012 and 2011 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of March 31, 2012 and December 31, 2011, the liability in our consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three months ended March 31, 2012 and 2011, respectively.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of March 31, 2012, this amount is projected to be $2.4 million during the remainder of 2012.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our committed capital expenditures.

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

11. Equity (Deficit) and Earnings (Loss) per Share

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2011 to March 31, 2012 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2011	$(134,406)	$127,268	$(31,321)	(38,459)
Net loss	(140)	568	(2,064)	(1,636)
Dividends and distributions	(437)	(568)	—	(1,005)
Balance at March 31, 2012	$(134,983)	$127,268	$(33,385)	$(41,100)

Stockholders’ Equity (Deficit)

Our common stock that was listed on the NYSE Amex during the three months ended March 31, 2012 and 2011 (the "Listed Common Stock") and Class B Common Stock are identical in all respects, except that in the event of liquidation the Class B Common Stock will not be entitled to any portion of our net assets, which will be allocated and distributed to the holders of the Listed Common Stock. Shares of our Listed Common Stock and Class B Common Stock vote together as a single class and each share is entitled to one vote on each matter to be voted upon by our stockholders.  Dividends on the Listed Common Stock and Class B Common Stock are payable at the discretion of our Board of Directors.

Our Listed Common Stock is sometimes also referred to within this report on Form 10-Q as Class A Common Stock. On March 16, 2012, we initiated the withdrawal of the listing of our Listed Common Stock from the NYSE Amex, which was effective on April 5, 2012. The Listed Common Stock is now quoted in the OTCQB tier of the OTC Marketplace. In connection with the delisting, we have proposed a charter amendment for approval by stockholders at the Annual Meeting of Stockholders to be held on May 18, 2012 that would rename our Listed Common Stock as Class A Common Stock. If approved, we expect the charter amendment to be filed, and the name change to become effective, on or about May 18, 2012.

Our Senior Common Stock ranks senior to our Listed Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Listed Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Listed Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Listed Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Listed Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Listed Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Listed Common Stock based on the average of the trailing 30-day closing price of the Listed Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of March 31, 2012 and December 31, 2011, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

payable to holders of our Senior Common Stock.

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of March 31, 2012.  During the three months ended March 31, 2012 and 2011, no Common Units or Preferred Units were redeemed or issued. As of March 31, 2012, 46,698,532 shares of our Listed Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Listed Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2012, the cumulative unpaid distributions attributable to Preferred Units were $2.8 million.  We anticipate continuing to accrue these distributions in 2012.

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

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Listed Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Listed Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Listed Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of March 31, 2012, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of March 31, 2012, Venture owned 46,173,693 shares of our Listed Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 91.5% of the total voting power in the Company.

Loss per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss available to common

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

stockholders by the weighted average number of shares of Listed Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net loss available to common stockholders for the period by the number of shares of Listed Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Listed Common Stock for all potentially dilutive shares of Listed Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share/unit (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2012	2011
Net loss attributable to common stockholders - basic and diluted(1)	$(577)	$(1,393)

Weighted average number of common shares	3,941,242	3,903,150
Potentially dilutive common shares (2)	—	—
Weighted average number of common shares outstanding — basic and diluted	3,941,242	3,903,150
Net loss per common share — basic and diluted	$(0.15)	$(0.36)

(1)
For the three months ended March 31, 2012 and 2011, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For the three months ended March 31, 2012, 14,101,004 shares of Listed Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

For the three months ended March 31, 2011, 38,092 non-vested restricted stock units, 14,101,004 shares of Listed Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Listed Common Stock which may be issued upon redemption of Preferred Units, and 2,417,867 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;
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

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through July 31, 2012, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2012, the cumulative unpaid distributions attributable to Preferred Units were $2.8 million, which we do not anticipate to pay in 2012.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Dividends declared on the Listed Common Stock, Class B Common Stock and Senior Common Stock are included in "Cumulative deficit" in the accompanying consolidated balance sheets. Distributions on Common Units and Preferred Units are included in "Non-controlling interests" in the accompanying consolidated balance sheets.

12. Acquisition and Disposition Activity

Acquisition of Clifford Center Land

On February 23, 2012, we completed the acquisition of the fee interest in the land underlying our Clifford Center property, located in Honolulu, Hawaii for aggregate consideration of $6.5 million. As part of the acquisition we entered into a new loan agreement with Central Pacific Bank in the amount of $4.9 million. The loan bears interest at 4.00% per annum, requires monthly principal and interest payments of $25,733 and includes a balloon payment of $4.3 million at maturity on February 17, 2017.

Foreclosure of Sorrento Technology Center

On January 5, 2012, the lender on the Sorrento Technology Center property foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. The gain recognized on foreclosure during the three months ended March 31, 2012 is a result of the write off of this property in its entirety.

Discontinued Operations

We have entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property. The completion of the sale transactions is scheduled to occur simultaneously no later than 10 business days after the consent of the lenders to the debt assumptions is received, but no later than June 30, 2012, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our First Insurance Center property prior to that date or at all. As of March 31, 2012, the First Insurance Center property is classified as held for sale. In addition, because our First Insurance Center property is classified as held for sale, and because the lender foreclosed on the Sorrento Technology Center property, the operating results for these properties have been reclassified to discontinued operations for both periods presented.

The following table summarizes the components that comprise income (loss) from discontinued operations for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Revenue:	$2,368	$2,534

Expenses:	(2,210)	(2,599)
Income (loss) from discontinued operations before gain on extinguishment of debt	158	(65)
Gain on extinguishment of debt	2,251	—
Total income (loss) from discontinued operations	$2,409	$(65)

Internalization of Pacific Office Management

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Prior to the internalization of our management, we paid amounts to Pacific Office Management and its related parties for services provided relating to property management, leasing, property transactions and debt placement. The fees paid are summarized in the table below for the indicated periods (in thousands):

For the one month ended January 31, 2011
Property management fees to affiliates of Pacific Office Management(1)	$223
Corporate management fees to Pacific Office Management	63
Construction management fees and other	3
Total	$289

(1)	Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.5% to 4.5%), plus the payroll costs of on-site employees.

Prior to the internalization of our management, Pacific Office Management leased space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.1 million for the one month ended January 31, 2011.

The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The $0.5 million gain is reflected as non-operating income in the consolidated statement of operations for the three months ended March 31, 2011.

Externalization of management

Effective April 1, 2012, we became externally advised once again. Our advisor is Shidler Pacific Advisors, an entity that is owned and controlled by Jay H. Shidler, our Chairman of the Board. Lawrence J. Taff, formerly our Executive Vice President and now our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective as of March 29, 2012, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors will be responsible for the day-to-day operation and management of the Company and has agreed to acquire substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $213 thousand per quarter. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties that we have the right to manage are managed by Parallel Capital Partners, an entity owned by James R. Ingebritsen, our former Chief Executive Officer; Matthew J. Root, our former Chief Investment Officer; and James C. Reynolds, who beneficially owns approximately 12% of our Class A Common Stock. Additionally, Shidler Pacific Advisors and Parallel Capital Partners will be entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

13. Related Party Transactions

On September 2, 2009, as security for the FHB Credit Facility, Shidler LP pledged to the Lender (the “Shidler LP Pledge”) a certificate of deposit in the principal amount of $10.0 million (the “Certificate of Deposit”).  As a condition to the Shidler LP Pledge, our Operating Partnership and Shidler LP entered into an Indemnification Agreement, effective as of September 2, 2009 (the “Indemnification Agreement”), pursuant to which we agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the Shidler LP Pledge.  In addition, to the extent that all or any portion of the Certificate of Deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, we agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full to Shidler LP.  Pursuant to the Indemnification Agreement, we also agreed to pay to Shidler LP an annual fee of 2.0% of the entire principal amount of the Certificate of Deposit.  As of December 30, 2009, the amount of the security was increased to $15.0 million and subsequently further increased to $25.0 million on May 25, 2010.  During the three months ended March 31, 2012 and 2011, we paid $0.1 million for both periods to Shidler LP for the annual fee. See Note 8 for more discussion on the FHB Credit Facility.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering the Contributed Properties and certain additional properties acquired after the completion of our formation transactions.  Mr. Reynolds is the beneficial owner of approximately 12% of our Listed Common Stock, and was a director and stockholder of Pacific Office Management prior to our acquisition of Pacific Office Management.

At March 31, 2012 and December 31, 2011, $6.6 million and $6.1 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these notes payable.

At March 31, 2012 and December 31, 2011, we have $0.4 million of amounts receivable from related parties included in rents and other receivables on our consolidated balance sheets, which consists primarily of property management fees and lease commission fees due from our joint ventures.  These amounts are a result of the internalization of Pacific Office Management.  See Note 12 for additional discussion of the acquisition of Pacific Office Management.

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

The Company did not issue any restricted stock units in 2011. As of March 31, 2012, all of our share-based payments to directors have vested. In connection with these grants, the Company recorded $0 and $20,000, respectively, of stock-based compensation expense for the three months ended March 31, 2012 and 2011. These amounts are included in general and administrative expenses in the accompanying consolidated statement of operations.

15. Segment Reporting

We own and operate primarily institutional-quality office properties in Hawaii.  Prior to the foreclosure of the loan on our Sorrento Technology Center property (located in San Diego, California) and the contribution of our City Square property (located in Phoenix, Arizona) into a joint venture, we aggregated our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.  We also have certain corporate level income and expenses related to our credit facility and legal, accounting, finance and management activities, which are not considered separate operating segments.

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three months ended March 31, 2012 and 2011 (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the three months ended March 31, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$5,838	$—	$20	$5,858
Tenant reimbursements	3,990	—	—	3,990
Property management and other services	—	—	1,090	1,090
Parking	1,377	—	—	1,377
Other	57	—	131	188
Total revenue	11,262	—	1,241	12,503
Expenses:
Rental property operating	6,534	—	—	6,534
General and administrative	—	—	2,641	2,641
Depreciation and amortization	2,924	—	—	2,924
Interest	4,273	—	681	4,954
Total expenses	13,731	—	3,322	17,053
Loss before equity in net earnings of unconsolidated joint ventures, discontinued operations and gain on extinguishment of debt	(2,469)	—	(2,081)	(4,550)
Equity in net earnings of unconsolidated joint ventures	—	—	505	505
Net loss from continuing operations	(2,469)	—	(1,576)	(4,045)
Discontinued operations	158	—	—	158
Gain on extinguishment of debt	—	2,251	—	2,251
Net loss	$(2,311)	$2,251	$(1,576)	(1,636)
Net loss attributable to non-controlling interests				1,496
Dividends on Senior Common Stock				(437)
Net loss attributable to common stockholders				$(577)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the three months ended March 31, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$6,259	$2,740	$4	$9,003
Tenant reimbursements	4,184	164	—	4,348
Property management and other services	—	—	762	762
Parking	1,516	242	—	1,758
Other	559	7	1	567
Total revenue	12,518	3,153	767	16,438
Expenses:
Rental property operating	6,933	1,664	—	8,597
General and administrative	—	—	2,567	2,567
Depreciation and amortization	3,187	1,070	—	4,257
Interest	4,576	1,126	669	6,371
Abandoned offering costs	—	—	420	420
Acquisition costs	—	—	199	199
Total expenses	14,696	3,860	3,855	22,411
Loss before equity in net earnings of unconsolidated joint ventures and discontinued operations	(2,178)	$(707)	(3,088)	(5,973)
Equity in net earnings of unconsolidated joint ventures	—	—	96	96
Net loss from continuing operations	(2,178)	(707)	(2,992)	(5,877)
Discontinued operations	159	(224)	—	(65)
Net loss	$(2,019)	$(931)	$(2,992)	(5,942)
Net loss attributable to non-controlling interests				4,463
Non-operating income				524
Dividends on Senior Common Stock				(438)
Net loss attributable to common stockholders				$(1,393)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of March 31, 2012 and December 31, 2011 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
Total assets:
March 31, 2012	$353,505	$—	$10,976	$364,481
December 31, 2011	$350,309	$9,702	$14,601	$374,612
Total goodwill:
March 31, 2012	$48,549	$—	$—	$48,549
December 31, 2011	$48,549	$—	$—	$48,549
Capital expenditures
For the three months ended:
March 31, 2012	$6,555	$—	$—	$6,555
March 31, 2011	$508	$7	$—	$515

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

At March 31, 2012, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (including the loans related to our First Insurance Center property classified under liabilities of real estate assets held for sale) were $349.5 million and $340.0 million, respectively.  At December 31, 2011, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $356.2 million and $346.2 million, respectively.

17.     Subsequent Events

Effective April 1, 2012, we became externally advised once again as described in Note 1.

On March 16, 2012, we initiated the withdrawal of the listing of our Listed Common Stock from the NYSE Amex, which was effective on April 5, 2012. The Listed Common Stock is now quoted in the OTCQB tier of the OTC Marketplace. In connection with the delisting, we have proposed a charter amendment for approval by stockholders at the Annual Meeting of Stockholders to be held on May 18, 2012 that would rename our Listed Common Stock as Class A Common Stock. If approved, we expect the charter amendment to be filed, and the name change to become effective, on or about May 18, 2012.

Pacific Office Properties Trust, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q. Historical results set forth in the consolidated financial statements included in Item 1 and this Section should not be taken as indicative of our future operations.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview –

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of March 31, 2012, we owned five office properties comprising approximately 1.4 million rentable square feet and interests (ranging from 5.0% to approximately 32.2%) in 17 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in 13, comprising approximately 2.9 million rentable square feet (the “Property Portfolio”).  As of March 31, 2012, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.

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

Following our formation transactions through January 2011, we were externally advised by Pacific Office Management, Inc., referred to as Pacific Office Management, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our executive officers and related parties of The Shidler Group, which is a business name utilized by a number of affiliates of Mr. Shidler.  Pacific Office Management was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 and internalized management.

Effective April 1, 2012, we became externally advised once again. Our new advisor is Shidler Pacific Advisors, LLC

Pacific Office Properties Trust, Inc.

("Shidler Pacific Advisors"), an entity that is owned and controlled by Mr. Shidler. Lawrence J. Taff, previously our Executive Vice President and now our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective as of March 29, 2012, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company and has acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties that we have the right to manage are managed by Parallel Capital Partners, Inc. ("Parallel Capital Partners"), an entity owned by James R. Ingebritsen, our former Chief Executive Officer; Matthew J. Root, our former Chief Investment Officer; and James C. Reynolds, who beneficially owns approximately 12% of our Class A Common Stock.

Our return to external management, and related actions, reflect our determination to reduce costs as much as reasonably practicable in the near future. Our related actions include delisting our Class A Common Stock from the NYSE Amex, which was effective as of April 5, 2012, and facilitating the departure of Messrs. Ingebritsen and Root from our employment. Externalizing management and these related actions have enabled us to reduce our number of officers and directors and eliminate all employee positions. We believe that the net effect of this outsourcing and this downsizing and simplification of our operating platform will reduce our future operating costs, effective April 1, 2012. This streamlining eliminated the full-time workforce previously dedicated to our investment, divestment and capital markets activities. We do not expect to pursue these activities in the near future. We therefore believe that Shidler Pacific Advisors and Parallel Capital Partners can provide adequate personnel resources, at a lower cost to us, for our current and prospective business. We expect to require additional personnel if we resume substantial activities of this nature.

We maintain a website at www.pacificofficeproperties.com.  The information on or accessible through our website is not part of this Quarterly Report on Form 10-Q. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available without charge on our website or upon request to us. In addition, our Code of Business Conduct and Ethics is available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers will be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors.

Critical Accounting Policies -

This discussion and analysis of the historical financial condition and results of operations is based upon the accompanying consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. These estimates have been evaluated on an ongoing basis, based upon information currently available and on various assumptions that management believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of the results of operations and financial conditions to those of other companies.

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations for the three months ended March 31, 2012 compared to the same period in 2011 were significantly affected by the contribution of two of our wholly-owned properties, City Square and the Pacific Business News Building, into joint ventures with a third party ("Contribution Properties") during the second quarter of 2011. As a result, our results are not comparable from period to period.

In addition, because our First Insurance Center property is classified as held for sale, and because the lender foreclosed on the loan and took back our Sorrento Technology Center property on January 5, 2012, the operating results for these two properties have been reclassified to discontinued operations for both periods presented.

Therefore, in the table below, we have also separately presented certain results of our “Same Properties Portfolio.” Our

Pacific Office Properties Trust, Inc.

Same Properties Portfolio includes the results of our remaining wholly-owned properties as of March 31, 2012 (specifically Waterfront Plaza, Davies Pacific Center, Clifford Center and the Pan-Am Building).

Overview –

As of March 31, 2012, the Property Portfolio (including First Insurance Center and our consolidated and joint venture properties) was 78.0% leased to a total of 712 tenants. Approximately 11.9% of our Property Portfolio leased square footage is scheduled to expire during the remainder of 2012 and another 10.9% of our Property Portfolio leased square footage is scheduled to expire during 2013. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of March 31, 2012, our consolidated Honolulu portfolio was 85.0% leased, with approximately 208,500 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 70.3% leased, with approximately 72,600 square feet available.

As of March 31, 2012, our San Diego portfolio attributable to our unconsolidated joint ventures was 71.4% leased, with approximately 129,200 square feet available.

As of March 31, 2012, our Phoenix portfolio attributable to our unconsolidated joint ventures was 68.5% leased, with approximately 415,100 square feet available.

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011 (in thousands)

	Same Properties Portfolio				Total
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue:
Rental	$5,858	$6,025	$(167)	(2.8)%	$5,858	$9,003	$(3,145)	(34.9)%
Tenant reimbursements	3,990	3,905	85	2.2%	3,990	4,348	(358)	(8.2)%
Property management and other services					1,090	762	328	43.0%
Parking	1,377	1,349	28	2.1%	1,377	1,758	(381)	(21.7)%
Other	188	559	(371)	(66.4)%	188	567	(379)	(66.8)%
Total revenue					12,503	16,438	(3,935)	(23.9)%
Expenses:
Rental property operating	6,535	6,544	(9)	(0.1)%	6,534	8,597	(2,063)	(24.0)%
General and administrative					2,641	2,567	74	2.9%
Depreciation and amortization	2,924	3,056	(132)	(4.3)%	2,924	4,257	(1,333)	(31.3)%
Interest	4,954	4,896	58	1.2%	4,954	6,371	(1,417)	(22.2)%
Abandoned offering costs					—	420	(420)	(100.0)%
Acquisition costs					—	199	(199)	(100.0)%
Total expenses					17,053	22,411	(5,358)	(23.9)%
Loss before equity in net earnings of unconsolidated joint ventures, non- operating income, discontinued operations and gain on extinguishment of debt					(4,550)	(5,973)	1,423	23.8%
Equity in net earnings of unconsolidated joint ventures					505	96	409	426.0%
Non-operating income					—	524	(524)	(100.0)%
Net loss from continuing operations					$(4,045)	$(5,353)	$1,308	24.4%
Discontinued operations					$158	$(65)	$223	343.1%
Gain on extinguishment of debt					$2,251	$—	$2,251	100.0%
Net loss					$(1,636)	$(5,418)	$3,782	69.8%

Pacific Office Properties Trust, Inc.

Revenues

Rental Revenue. Total rental revenue decreased by $3.1 million, or 34.9%, primarily due to the elimination of the Contribution Properties. Rental revenue for the Same Properties Portfolio decreased $0.2 million, or 2.8%, primarily due to decreased occupancy at Davies Pacific Center.

Tenant Reimbursements. Total tenant reimbursements decreased by $0.4 million, or 8.2%, primarily due to the elimination of the Contribution Properties.  Tenant reimbursements for the Same Properties Portfolio increased by $0.1 million, or 2.2%, primarily due to increased tenant recoveries for electricity at Waterfront Plaza ($0.2 million) offset by a reduction in recoveries due to decreased occupancy at Davies Pacific Center ($0.1 million).

Property Management and Other Services. Total property management and other services revenue increased $0.3 million, or 43.0%, because we internalized management by acquiring Pacific Office Management effective as of February 1, 2011.  As a result, the current period includes three months of revenue, compared to two months in the prior period, related to property management and other services from our joint venture properties and other properties owned by related parties.

Parking Revenue. Total parking revenue decreased by $0.4 million, or 21.7%, primarily due to the elimination of our Contribution Properties. Parking revenue for the Same Properties Portfolio increased by an insignificant amount compared to the prior year period.

Other Revenue. Total other revenue decreased by $0.4 million, or 66.8%. Current period other revenue is primarily due to an adjustment related to the City Square property refinancing ($0.1 million).  The prior year period included a lease cancellation fee received at Davies Pacific Center ($0.5 million) that did not recur in the current year period.

Expenses

Rental Property Operating Expenses. Total rental property operating expenses decreased by $2.1 million, or 24.0%, primarily due to the elimination of the Contribution Properties.  Rental property operating expenses for our Same Properties Portfolio were essentially unchanged from period to period.

General and Administrative Expense. Total general and administrative expense increased by $0.1 million, or 2.9%. Although the current period includes three months of activity versus two months in the prior year period (management was internalized effective February 1, 2011), the increase in salaries and wages ($0.4 million) was offset by a reduction in advisory fees ($0.1 million) and a reduction in legal fees ($0.2 million).

Depreciation and Amortization Expense. Total depreciation and amortization expense decreased by $1.3 million, or 31.3%, primarily due to the elimination of the Contribution Properties and in part, due to the Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $0.1 million, or 4.3%, primarily due to lower expense attributable to Davies Pacific Center due to certain assets acquired pursuant to our formation transactions in 2008 being fully depreciated.

Interest Expense. Total interest expense decreased by $1.4 million, or 22.2%, primarily due to the elimination of the Contribution Properties.  Interest expense for our Same Properties Portfolio increased by an insignificant amount compared to the prior period.

Abandoned Offering Costs. We incurred $0.4 million in abandoned offering costs for the three months ended March 31, 2011in connection with an unsuccessful public offering of Listed Common Stock.

Acquisition Costs. We incurred $0.2 million in acquisition costs for the three months ended March 31, 2011 primarily in connection with a terminated acquisition.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures increased by $0.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, the equity in net earnings of $0.5 million was attributable primarily to distributions received from the SoCal and US Bank joint ventures. For the three months ended March 31, 2011, the equity in net earnings of $0.1 million was primarily attributable to earnings from the Seaview, Bank of Hawaii, SoCal and U.S. Bank joint ventures offset by a loss from the POP San Diego joint venture.

Pacific Office Properties Trust, Inc.

Non-operating income

We recognized non-operating income of $0.5 million during the three months ended March 31, 2011 resulting from the acquisition of Pacific Office Management in connection with the internalization of our management.  The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  We did not recognize any comparable income during the three months ended March 31, 2012.

Discontinued operations

For the three months ended March 31, 2012, discontinued operations reflects the net results of operations of the First Insurance Center property, which met the criteria to be classified as an asset held for sale during the quarter, as well as the operating results of the Sorrento Technology Center property until it was foreclosed on by the lender on January 5, 2012. For the three months ended March 31, 2011, discontinued operations reflects the net results of operations of the First Insurance Center and Sorrento Technology Center properties.

Gain on extinguishment of debt

On January 5, 2012, the lender on the Sorrento Technology Center property foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. The gain recognized on foreclosure during the three months ended March 31, 2012 is a result of the write off of this property in its entirety.

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

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.  Our primary focus is to preserve and generate cash. Our return to external management, which was effective April 1, 2012, and related actions reflect our determination to improve operating cash flow by reducing costs as much as reasonably practicable. Externalizing management and taking related actions have enabled us to reduce our number of officers and directors and eliminate all employee positions. However, this streamlining also eliminated the full-time workforce previously dedicated to our investment, divestment and capital markets activities and we expect to require additional personnel if we resume substantial activities of this nature.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  We have entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property. The completion of the sale of our First Insurance Center property is expected to occur in the second quarter of 2012, subject to customary closing conditions, although we cannot be certain that we will be able to complete the sale within that timeframe or at all. Our Bank of Hawaii Waikiki Center joint venture property is also being marketed for sale.

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

Pacific Office Properties Trust, Inc.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of this Quarterly Report on Form 10-Q.

Unrestricted and restricted cash on hand

As of March 31, 2012, we had $7.3 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $4.3 million.  A summary of our restricted cash reserves is as follows (in thousands):

Tax, insurance and other working capital reserves	$2,117
Leasing and capital expenditure reserves	459
Ground lease reserves	1,057
Collateral accounts	618
$4,251

The ground lease, leasing and capital expenditure, tax, insurance and other working capital reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loans. These restricted cash accounts are expected to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for both existing and prospective tenants, (2) non-recurring discretionary capital expenditures, (3) payments for properties subject to ground leases and (4) property taxes and insurance.  The collateral accounts are held by our lenders under our other obligations.

Net cash flow generated from operations

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging economic conditions that we are continuing to experience, the downward pressure on rental rates and occupancy in our Hawaii portfolio, the potential for an increase in interest rates, or the possibility for a further downturn or return to recessionary conditions could adversely impact our operating cash flows. Competition to attract and retain high credit-quality tenants remains intense. At the same time, a significant number of our leases at our properties are scheduled to expire over the next three years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions and our cash flows.

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

Pacific Office Properties Trust, Inc.

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

As discussed above, in May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. The loan required us to deposit letters of credit totaling $0.6 million in the event that certain tenants ceased occupancy, went dark or gave us notice of their intent to vacate the property. Although the loan was foreclosed, the lender sought collection on this obligation. We reached an agreement with the lender under which the lender accepted a reduced amount and we paid $0.4 million, as final settlement, during the first quarter of 2012. Also, as a result of the foreclosure action, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that liability under these agreements could exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced. Because we had previously written down the property, we recognized a gain on the foreclosure of $2.3 million in the first quarter of 2012.

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

Proceeds from additional secured or unsecured debt financings

As of March 31, 2012, we have drawn the full $25.0 million available on our unsecured credit facility.  We currently do not have any arrangements for future unsecured financings and believe that it will be challenging to obtain any significant unsecured financings in the near term.  In addition, all of our consolidated properties are currently encumbered and thus, we do not anticipate procuring any additional secured debt financings.

Actual and Potential Uses of Liquidity

The following are the actual and potential uses of our cash in 2012. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below).

•	Property operating and corporate expenses;

•	Capital expenditures (including building and tenant improvements and leasing commissions);

•	Debt service and financing costs; and/or

•	Dividends to stockholders and distributions to limited partners of our Operating Partnership.

Property operating and corporate expenses

Pacific Office Properties Trust, Inc.

We are focused on ensuring our properties are operating as efficiently as possible.

We internalized our management by acquiring Pacific Office Management effective as of February 1, 2011.  Through March 31, 2012, we employed our executive officers and other employees through Pacific Office Management, which is a subsidiary.  By employing personnel, we became subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  We also became responsible for all costs previously incurred by Pacific Office Management in the management of our Company, but we were relieved of the $0.8 million annual advisory fee.

Effective April 1, 2012, we became externally advised once again. Our new advisor is Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company and has acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $213 thousand per quarter. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties that we have the right to manage are managed by Parallel Capital Partners. Additionally, Shidler Pacific Advisors and Parallel Capital Partners will be entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected from its managed properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Our return to external management and related actions reflect our determination to reduce costs as much as reasonably practicable in the near future. This streamlining eliminated the full-time workforce previously dedicated to our investment, divestment and capital markets activities. We do not expect to pursue these activities in the near future. We therefore believe that Shidler Pacific Advisors and Parallel Capital Partners can provide adequate personnel resources, at lower cost to us, for our current and prospective business. We expect to require additional personnel if we resume substantial activities of this nature.

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend approximately $2.4 million in committed capital expenditures and leasing costs during the remainder of 2012.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

Debt maturities and financing costs

As of March 31, 2012, our total consolidated debt (which includes our mortgage and other loans, including the debt related to our First Insurance Center property that is held for sale at that date, with a carrying value of $349.5 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $370.6 million, with a weighted average interest rate of 5.75% and a weighted average remaining term of 4.05 years.  See “—Indebtedness” below for additional information with respect to our consolidated debt.

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

Pacific Office Properties Trust, Inc.

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

In 2011, we paid an aggregate of $2.5 million in cash dividends and distributions to holders of our Senior Common Stock, Class A Common Stock, Class B Common Stock, Common Units and Preferred Units.  For the fourth quarter of 2010, our board of directors authorized a cash distribution of $0.011 per Common Unit and a cash dividend of $0.011 per share of our Class A Common Stock and Class B Common Stock, which were paid on January 17, 2011 to holders of record as of December 31, 2010.  In addition, we paid 2% distributions, or $1.25 per unit, to the holder of the Preferred Units for the fourth quarter of fiscal year 2010, which was paid on January 17, 2011.  We relied upon borrowings under our revolving line of credit to pay a portion of these dividends and distributions.

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through July 31, 2012, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2012, the cumulative unpaid distributions attributable to Preferred Units were $2.8 million.

Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of this Quarterly Report on Form 10-Q.

Cash Flows

Net cash used in operating activities for the Company for the three months ended March 31, 2012 was $1.3 million compared to net cash provided by operating activities of $1.1 million for the three months ended March 31, 2011.  The decrease in operating cash flows was primarily due to an increase in rents and other receivables and an increase in other assets partially offset by a decrease in restricted cash used for operating activities.

Net cash used in investing activities by the Company for the three months ended March 31, 2012 was $6.1 million compared to $1.8 million for the three months ended March 31, 2011. The increase was primarily the result of an increase in additions to and improvements of real estate for the purchase of the land underlying the Clifford Center property. This increase was partially offset by a reduction in restricted cash used for capital expenditures.

Net cash provided by financing activities was $3.9 million for the three months ended March 31, 2012 compared to net cash used by financing activities of $0.8 million during the three months ended March 31, 2011.  The increase is primarily due to the use of a mortgage note payable for a portion of the Clifford Center land purchase consideration. In addition, there were no distributions to non-controlling interests during the three months ended March 31, 2012. These increases were partially offset by the payment on settlement of debt associated with the Sorrrento Technology Center loan foreclosure and the absence of borrowings under the revolving credit facility.

Indebtedness

Mortgage and Other Loans -

Pacific Office Properties Trust, Inc.

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of March 31, 2012. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all numbers, other than percentages, are reported in thousands:

PROPERTY	AMOUNT	INTEREST RATE	MATURITY DATE	PRINCIPAL BALANCE DUE AT MATURITY DATE	PREPAYMENT/ DEFEASANCE
Clifford Center (1)	$2,813	4.375%	8/15/2014	$1,896	(2)
Clifford Center Land	4,863	4.00%	2/17/2017	4,255	(3)
First Insurance Center	38,000	5.74%	1/1/2016	38,000	(4)
First Insurance Center	14,000	5.40%	1/6/2016	14,000	(5)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(6)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(7)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(8)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(9)
Subtotal	325,676
Revolving line of credit (10)	25,000	1.25%	12/31/2013	25,000
Outstanding principal balance	350,676
Less: Unamortized discount, net	(1,129)
Net	$349,547

(1)
The terms of the Clifford Center loan were amended in August 2011 extending the maturity date to August 15, 2014, changing the interest rate to float simultaneously with the lender's prime rate and adjusting the principal portion of the monthly payment to $31.6 thousand.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)	Loan may be prepaid at any time with 10 day prior written notice.

(4)
Loan is prepayable subject to a prepayment premium in an amount equal to the greater of 3% of outstanding principal amount or yield maintenance.  No premium due after October 1, 2015.  Loan may also be defeased. Loan was classified in "Mortgage and other liabilities of real estate assets held for sale" at March 31, 2012.

(5)
Loan is not prepayable until October 6, 2015; however, loan may be defeased.  No premium is due upon prepayment. Loan was classified in "Mortgage and other liabilities of real estate assets held for sale" at March 31, 2012.

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

As of March 31, 2012, our ratio of total consolidated debt to total market capitalization was approximately 89.8%. Our total market capitalization of $413.0 million includes our total consolidated debt of $370.7 million, the market value of our Class A Common Stock and equivalents outstanding of $18.2 million (based on the closing price of our Class A Common Stock of $0.36 per share on the NYSE Amex on March 30, 2012) and the market value of our outstanding Senior Common Stock of $24.1 million (based on its $10.00 per share offering price).

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0

Pacific Office Properties Trust, Inc.

million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of March 31, 2012 and December 31, 2011, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes -

At March 31, 2012 and December 31, 2011, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through March 31, 2012, interest payments on the outstanding unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At March 31, 2012 and December 31, 2011, $6.6 million and $6.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the risk factors set forth below which update risk factors provided therein.  In addition to the other information set forth in this report, you should carefully consider these risk factors, which could materially affect our business, financial condition and results of operations.

Our Class A Common Stock may be governed by the “penny stock rules,” which impose additional requirements on broker-dealers who engage in transactions in our Class A Common Stock.

SEC rules require a broker-dealer to provide certain information to purchasers of securities traded at less than $5.00 which are not traded on a national securities exchange. Because our Class A Common Stock is no longer listed on an exchange and trades below that price, our Class A Common Stock is considered a “penny stock,” and trading in our Class A Common Stock is subject to the requirements of Rules 15g-1 through 15g-9 under the Exchange Act, or the penny stock rules. The penny stock rules require a broker-dealer effecting certain types of transactions in penny stocks to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer may also be required to give bid and offer quotations and broker and salesperson compensation information to the purchaser orally or in writing before or with the confirmation of the transaction. In addition, the penny stock rules may require a broker-dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock. These requirements may severely limit the liquidity of securities in the secondary market because few broker-dealers may be likely to undertake these compliance activities. Further, certain investors may have policies or may otherwise be prohibited from investing in securities subject to these requirements. Therefore, the disclosure requirements under the penny stock rules may have the effect of reducing trading activity in our Class A Common Stock, which may make it more difficult for holders to sell their shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

10.1	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 15, 2012, between 101 Park Avenue (1100 Ward), LLC and Senior Housing Properties Trust. (Filed herewith.)

10.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 15, 2012, between Pacific Office Properties Trust (Ward Avenue) LLC and Senior Housing Properties Trust. (Filed herewith.)

10.3
Advisory Agreement, dated March 15, 2012, among Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and Shidler Pacific Advisors, LLC (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2012 (File No. 001-09900) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	May 15, 2012	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)