Form 10-Q
period 2012-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2012-08-10
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 9, 2012 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Investments in real estate, net	$225,599	$281,702
Cash and cash equivalents	25,029	10,757
Restricted cash	5,290	5,897
Rents and other receivables, net	870	1,799
Deferred rents	3,784	4,951
Intangible assets, net	8,782	13,360
Acquired above-market leases, net	81	192
Other assets, net	1,139	2,425
Goodwill	39,111	48,549
Investments in unconsolidated joint ventures	4,791	4,980
Total assets	$314,476	$374,612
LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$297,938	$356,163
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	31,738	30,598
Acquired below-market leases, net	4,159	5,206
Total liabilities	354,939	413,071
Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of June 30, 2012 and December 31, 2011) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at June 30, 2012 and December 31, 2011	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at June 30, 2012 and December 31, 2011	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	110	110
Cumulative deficit	(156,598)	(156,160)
Total stockholders’ equity (deficit)	(134,844)	(134,406)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(32,887)	(31,321)
Total equity (deficit)	(40,463)	(38,459)
Total liabilities and equity (deficit)	$314,476	$374,612

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	June 30,
	2012	2011
Revenue:
Rental	$5,812	$7,087
Tenant reimbursements	4,001	3,905
Property management and other services	114	1,591
Parking	1,440	1,506
Other	135	299
Total revenue	11,502	14,388
Expenses:
Rental property operating	7,272	7,485
General and administrative	572	3,067
Depreciation and amortization	2,937	3,460
Interest	5,007	5,337
Acquisition costs	—	68
Impairment on long-lived assets	—	11,456
Total expenses	15,788	30,873
Loss from continuing operations before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non-operating income	(4,286)	(16,485)
Gain on forgiveness of debt	—	10,045
Equity in net earnings (loss) of unconsolidated joint ventures	22	(1,490)
Non-operating income	—	(17)
Net loss from continuing operations	(4,264)	(7,947)
Discontinued operations:
Income (loss) from discontinued operations before gain on sale of property	542	(3,577)
Gain on sale of property	5,365	—
Income (loss) from discontinued operations	5,907	(3,577)

Net income (loss)	1,643	(11,524)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	(498)	9,811
	(1,066)	9,243
Dividends on Senior Common Stock	(438)	(438)
Net income (loss) attributable to common stockholders	$139	$(2,719)

Income (loss) per common share:
Loss from continuing operations	$(0.29)	$(0.50)
Income (loss) from discontinued operations	0.33	(0.20)
Net income (loss) per common share - basic and diluted	$0.04	$(0.70)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,909,429

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the six months ended
	June 30,
	2012	2011
Revenue:
Rental	$11,670	$16,090
Tenant reimbursements	7,991	8,253
Property management and other services	1,408	2,353
Parking	2,817	3,264
Other	323	866
Total revenue	24,209	30,826
Expenses:
Rental property operating	13,947	16,082
General and administrative	3,276	5,634
Depreciation and amortization	5,861	7,717
Interest	9,961	11,708
Abandoned offering costs	—	420
Acquisition costs	—	267
Impairment on long-lived assets	—	11,456
Total expenses	33,045	53,284
Loss from continuing operations before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non-operating income	(8,836)	(22,458)
Gain on forgiveness of debt	—	10,045
Equity in net earnings (loss) of unconsolidated joint ventures	527	(1,394)
Non-operating income	—	507
Net loss from continuing operations	(8,309)	(13,300)
Discontinued operations:
Income (loss) from discontinued operations before gains on extinguishment of debt and sale of property	700	(3,642)
Gain on extinguishment of debt	2,251	—
Gain on sale of property	5,365	—
Income (loss) from discontinued operations	8,316	(3,642)

Net income (loss)	7	(16,942)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,136)	(1,136)
Common unitholders in the Operating Partnership	1,566	14,842
	430	13,706
Dividends on Senior Common Stock	(875)	(875)
Net loss attributable to common stockholders	$(438)	$(4,111)

Income (loss) per common share:
Loss from continuing operations	$(0.57)	$(0.85)
Income (loss) from discontinued operations	$0.46	$(0.20)
Net loss per common share - basic and diluted	$(0.11)	$(1.05)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,906,307

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the six months ended
	June 30,
	2012	2011
Operating activities
Net income (loss)	$7	$(16,942)
Net income (loss) from discontinued operations	8,316	(3,642)
Net loss from continuing operations	(8,309)	(13,300)
Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
Depreciation and amortization	5,861	7,716
Impairment of long-lived assets	—	11,456
Gain on forgiveness of debt	—	(10,045)
Gain on internalization of Pacific Office Management	—	(507)
Deferred rent	(38)	196
Deferred ground rents	1,025	1,041
Interest amortization	1,162	1,366
Share based compensation	—	60
Above- and below-market lease amortization, net	(132)	(605)
Equity in net earnings (loss) of unconsolidated joint ventures	(527)	1,394
Bad debt expense	433	162
Changes in operating assets and liabilities:
Restricted cash	(603)	4,007
Rents and other receivables	353	(197)
Other assets	742	1,646
Accounts payable and other liabilities	(22)	(2,105)
Net cash (used in) provided by operating activities - continuing operations	(55)	2,285
Net cash provided by operating activities - discontinued operations	1,026	184
Net cash provided by operating activities	971	2,469
Investing activities
Additions to and improvement of real estate	(7,537)	(2,336)
Investment in unconsolidated joint ventures	—	(2,375)
Acquisition of Pacific Office Management, net of cash received	—	293
Distributions from unconsolidated joint ventures	838	940
Contributions to unconsolidated joint ventures	(121)	(125)
Net sales proceeds from sale of property	17,298	—
Payment of leasing commissions	(314)	(450)
Interim financing provided to unconsolidated joint venture	—	(600)
Increase in restricted cash used for capital expenditures	(216)	872
Net cash provided by (used in) investing activities	$9,948	$(3,781)

	For the six months ended
	June 30,
	2012	2011
Financing activities
Repayment of mortgage notes payable	$(232)	$(208)
Proceeds from mortgage note payable	4,875	—
Borrowings from revolving credit facility	—	553
Senior Common Stock repurchase	—	(34)
Financing costs	—	(1,558)
Payment on settlement of debt	(415)	—
Security deposits	—	(78)
Senior Common Stock dividends	(875)	(860)
Class A Common Stock dividends	—	(43)
Distributions to non-controlling interests - Preferred unitholders	—	(568)
Distributions to non-controlling interests - Common unitholders	—	(155)
Net cash provided by (used in) financing activities	3,353	(2,951)
Increase (decrease) in cash and cash equivalents	14,272	(4,263)
Cash and cash equivalents at beginning of period	10,757	9,112
Cash and cash equivalents at end of period	$25,029	$4,849

Supplemental cash flow information
Interest paid	$10,753	$10,570

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$1,136	$1,136
Change in accrued capital expenditures	$221	$(1,018)

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Organization and Ownership

Pacific Office Properties -

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Quarterly Report on Form 10-Q refer to Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), and its subsidiaries and joint ventures. Through our controlling interest in Pacific Office Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we own and operate primarily institutional-quality office properties in Hawaii. We operate in a manner that permits us to satisfy the requirements for taxation as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”).

During January 2011, we were externally advised by Pacific Office Management, Inc., a Delaware corporation (“Pacific Office Management”), an entity that was owned and controlled by Jay H. Shidler (“Mr. Shidler”), our Chairman of the Board, certain of our current and former executive officers and James C. Reynolds, who beneficially owns approximately 12% of our Class A Common Stock. Pacific Office Management was responsible for our day-to-day operation and management. Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management and internalized management. From February 1, 2011 through March 31, 2012, we remained self-managed.

Effective April 1, 2012, we became externally advised once again. Our advisor is Shidler Pacific Advisors, LLC (“Shidler Pacific Advisors”), an entity that is owned and controlled by Mr. Shidler. Lawrence J. Taff, formerly our Executive Vice President and now our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective as of March 29, 2012, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners, Inc. (“Parallel Capital Partners”), an entity owned by James R. Ingebritsen, our former Chief Executive Officer; Matthew J. Root, our former Chief Investment Officer; and Mr. Reynolds, all of whom combined, beneficially own approximately 22% of our Class A Common Stock.

Through our Operating Partnership, as of June 30, 2012, we owned 4 office properties comprising approximately 1.2 million rentable square feet and interests (ranging from 5.0% to approximately 32.2%) in 16 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in 13, comprising approximately 2.5 million rentable square feet (the “Property Portfolio”).  As of June 30, 2012, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Liquidity

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.  Our primary focus is to preserve and generate cash.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of additional existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In June 2012, we received approximately $17.3 million of net proceeds related to the completion of the sale of our fee and leasehold interests in the First Insurance Center property. The Bank of Hawaii Waikiki Center joint venture property is currently being marketed for sale.

We are focused on ensuring our properties are operating as efficiently as possible.  We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services.

As previously mentioned, effective April 1, 2012, we became externally advised by Shidler Pacific Advisors. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners. Our return to external management and related actions reflect our determination to reduce costs as much as reasonably practicable in the near future. This streamlining reduced the full-time workforce previously dedicated to our investment, divestment and capital markets activities. We do not expect to pursue these activities in the near future. We therefore believe that Shidler Pacific Advisors and Parallel Capital Partners can provide adequate personnel resources, at lower cost to us, for our current and prospective business. We expect to require additional personnel if we resume substantial activities of this nature.

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend approximately $2.6 million in committed capital expenditures and leasing costs during the remainder of 2012.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

As of June 30, 2012, our total consolidated debt (which includes our mortgage and other loans, with a carrying value of $298.6 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $319.7 million, with a weighted average interest rate of 5.77% and a weighted average remaining term of 3.84 years.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

properties are included in our results of operations from the respective dates of acquisition.

Investments in real estate properties are stated at cost, less accumulated depreciation and amortization. A portion of certain assets comprising the properties contributed at the time of our formation transactions (the “Contributed Properties”) are stated at their historical net cost basis in an amount attributable to the ownership interests in the Contributed Properties owned by Mr. Shidler. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.

Transaction costs related to acquisitions are expensed. Costs associated with developing space for its intended use are capitalized and amortized over their estimated useful lives, commencing at the later of the improvement completion date or the lease commencement date.

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

Fair value is also assigned to tenant relationships.  Capitalized tenant relationship amounts are included in “Intangible assets” in the accompanying consolidated balance sheets and are amortized to “Depreciation and amortization” in the accompanying consolidated statements of operations.  Amounts are amortized over the remaining terms of the respective leases even if a tenant vacates prior to the contractual termination of the lease.  An adjustment to tenant relationship amounts occurs should the property experience an impairment loss.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three and six months ended June 30, 2012. In the second quarter of 2011, we recorded non-cash asset impairment charges of approximately $3.3 million on our Sorrento Technology Center property after concluding the carrying value may not be fully recoverable upon defaulting on our loan secured by the property. The operating results of the Sorrento property have been reclassified to “Discontinued operations,” for the reporting periods presented, in the accompanying consolidated financial statements of operations. Also in the second quarter of 2011, we recorded non-cash impairment charges of approximately $5.1 million and $6.4 million on our Pacific Business News Building and City Square properties, respectively, as a result of contributing these properties into joint ventures with a third party based on fair values below their current carrying values.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded for the three and six months ended June 30, 2012. In the second quarter of 2011, we recorded a non-cash impairment charge of approximately $1.4 million to write off our investment in the unconsolidated joint venture that owns the US Bank property as a result of uncertainty surrounding the debt secured by the property.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations before the sale for the periods ended June 30, 2012 and 2011, including the gain on the sale of the property, are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Properties in default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of properties in default are included in our consolidated balance sheets and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of operations have been reclassified to discontinued operations for the periods ended June 30, 2012 and 2011.

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

We had previously identified three reporting units to which goodwill was allocated.  Our consolidated properties in Hawaii are considered one reporting unit due to similar geographic and economic characteristics. Our City Square and Sorrento Technology Center properties were considered to be their own respective reporting units due to their respective locations in Phoenix, Arizona and San Diego, California, two distinct markets. All of the goodwill associated with the Phoenix and San Diego reporting units was written off during the year ended December 31, 2010. As of June 30, 2012, the goodwill of the Hawaii reporting unit amounted to $39.1 million, after writing off approximately $9.4 million of goodwill associated with the sale of the First Insurance Center property in June 2012.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.01) million and ($0.03) million for the three months ended June 30, 2012 and 2011, respectively, and $0.03 million and ($0.20) million for the six months ended June 30, 2012 and 2011, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

Capitalized above-market and below-market lease amounts are amortized as a decrease and increase, respectively, to rental revenue over the remaining initial non-cancelable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options.

We have leased space to certain tenants under non-cancelable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in “Rental revenues” in the accompanying consolidated statements of operations.

Rental revenue from parking operations and month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, net of the write-off of associated intangible assets and liabilities and straight-line rent balances which are included in “Other revenues” of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

Other revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.8 million and $0.4 million as of June 30, 2012 and December 31, 2011, respectively.

We had a total of approximately $1.8 million and $1.9 million of lease security available in security deposits, as of June 30, 2012 and December 31, 2011, respectively.

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

Restricted Cash

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements,

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

debt service and leasing costs held by lenders.

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

Deferred Loan Fees

Deferred loan fees include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the interest method. Deferred loan fees are included in “Other assets, net” in the accompanying consolidated balance sheets.  Amortization of deferred loan fees is included in “Interest” in the accompanying consolidated statements of operations.

Repairs, Maintenance and Major Improvements

The costs of ordinary repairs and maintenance are included when incurred in “Rental property operating” expenses in the accompanying consolidated statements of operations. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Various lenders have required us to maintain reserve accounts for the funding of future repairs and capital expenditures, and the balances of these accounts are included in “Restricted cash” on the accompanying consolidated balance sheets.

Leasing Commissions

Leasing commissions are capitalized and amortized on a straight line basis over the life of the related lease.  The payment of leasing commissions is included in “Investing activities” on the accompanying consolidated statement of cash flows because we believe that paying leasing commissions for good tenants is a prudent investment in increasing the value of our income-producing assets.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 5 to 42 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of the tenant’s remaining lease term or the life of the improvement. Furniture, fixtures and equipment are depreciated over 3 to 7 years.  Properties that are acquired that are subject to ground leases are depreciated over the lesser of the useful life or the remaining life of the related leases as of the date of assumption of the lease.

Equity Offering Costs

Costs from potential equity offerings are reflected in “Other assets, net” in the accompanying consolidated balance sheets and are reclassified as a reduction in additional paid-in capital if and when the offering is successfully completed.  Costs include legal, accounting, marketing and other professional fees associated with the offering.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet are expensed.  During the six months ended June 30, 2012 and 2011, we expensed $0 and $0.4 million, respectively, in costs related to our unsuccessful public offering of Class A Common Stock.

Stock-Based Compensation

All share-based payments to employees, including directors, are recognized in the consolidated statement of operations based on their fair values.  We recognize share-based compensation in accordance with FASB ASC 718, Compensation—Stock Compensation. In accordance with FASB ASC 718, we determine the fair value of the share-based compensation grants on the respective grant dates, and recognize to expense the fair value of the grants over the employees’ or directors’ requisite service periods, which are generally the vesting periods. If the grants vest immediately, we expense the fair value of the grant in full on the grant date. The fair value of the share-based payment awards are generally based on the Company’s Class A Common Stock

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

price on the date of grant.  See Note 14 for a more detailed discussion.

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of June 30, 2012, Pacific Office Management had elected to be treated as a TRS for federal income tax purposes.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all non owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 requires

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have an impact on our disclosures of comprehensive income, because we do not have other comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under the amendments in ASU No. 2011-08, an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to our disclosures in Note 2 related to our annual goodwill impairment test. Our adoption of this guidance did not materially affect our consolidated financial statements or disclosures.

3. Investments in Real Estate, net

Our investments in real estate, net, at June 30, 2012 (unaudited), and at December 31, 2011, are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Land and land improvements	$40,178	$48,942
Building and building improvements	200,985	249,095
Tenant improvements	27,768	29,629
Construction in progress	849	936
Furniture, fixtures and equipment	1,257	1,354
Investments in real estate	271,037	329,956
Less: accumulated depreciation	(45,438)	(48,254)
Investments in real estate, net	$225,599	$281,702

4. Intangible Assets and Acquired Above- and Below-Market Leases

Our identifiable intangible assets and acquired above- and below-market leases, net, at June 30, 2012 (unaudited), and at December 31, 2011, are summarized as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	June 30, 2012	December 31, 2011
Acquired leasing commissions:
Gross amount	$6,157	$7,283
Accumulated amortization	(3,756)	(4,290)
Net balance	2,401	2,993

Acquired leases in place:
Gross amount	6,507	10,188
Accumulated amortization	(6,126)	(8,471)
Net balance	381	1,717

Acquired tenant relationship costs:
Gross amount	9,880	12,844
Accumulated amortization	(5,901)	(6,264)
Net balance	3,979	6,580

Acquired other intangibles:
Gross amount	3,054	3,126
Accumulated amortization	(1,033)	(1,056)
Net balance	2,021	2,070

Intangible assets, net	$8,782	$13,360

Acquired above-market leases:
Gross amount	$1,394	$2,011
Accumulated amortization	(1,313)	(1,819)
Acquired above-market leases, net	$81	$192

Acquired below-market leases:
Gross amount	$6,975	$9,084
Accumulated amortization	(2,816)	(3,878)
Acquired below-market leases, net	$4,159	$5,206

5. Investments in Unconsolidated Joint Ventures

At June 30, 2012, we owned interests in 9 joint ventures (of which we have managing ownership interests in 6), holding 15 office properties, comprised of 32 office buildings and approximately 2.5 million rentable square feet.  One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows. Following our April 1, 2012 externalization of management, certain of these amounts will be payable to Parallel Capital Partners for property management and other services.

At June 30, 2012 and December 31, 2011, the JV Basis Differential was approximately $(0.1) million and is included in “Investments in unconsolidated joint ventures” in the accompanying consolidated balance sheet. During the six months ended June 30, 2012, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net earnings of unconsolidated joint ventures” in the accompanying consolidated statement of operations.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental	$10,138	$12,694	$21,025	$23,254
Other	2,690	3,161	5,683	5,782
Total revenues	12,828	15,855	26,708	29,036
Expenses:
Rental operating	6,578	7,526	13,366	12,855
Depreciation and amortization	4,541	6,165	9,306	11,873
Interest	7,373	7,263	21,603	11,738
Loss on extinguishment of debt	2,342	—	2,342	—
Acquisition costs	—	1,039	—	1,039
Total expenses	20,834	21,993	46,617	37,505
Net loss	$(8,006)	$(6,138)	$(19,909)	$(8,469)

Equity in net earnings (loss) of unconsolidated joint ventures(a)	$22	$(1,490)	$527	$(1,394)

	June 30, 2012	December 31, 2011
Investment in real estate, net	$280,769	$344,425
Other assets	65,827	70,069
Total assets	346,596	414,494
Mortgage and other loans	298,807	332,786
Other liabilities	29,193	19,909
Total liabilities	$328,000	$352,695

Investment in unconsolidated joint ventures	$4,791	$4,980

(a)
The total earnings of all the respective joint ventures of the Company, except for one joint venture that owns the Bank of Hawaii Waikiki Center property, for the periods presented, are in a loss position. However, the equity in net earnings of the joint ventures attributable to the Company is positive for the three and six month periods ended June 30, 2012. This occurred because the Company’s effective ownership in the various joint ventures ranges from 5.0% to approximately 32.2% and therefore only a portion of the losses of the joint ventures was attributable to the Company. In addition, the Company earns a priority return which, for the three and six month periods ended June 30, 2012, exceeded the attributable losses, resulting in net earnings attributable to the Company for the periods.

6. Other Assets, net

 Other assets, net, at June 30, 2012 (unaudited), and December 31, 2011, consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred loan fees, net of accumulated amortization of $1.1 million and $1.6 million at June 30, 2012 and December 31, 2011, respectively	$934	$1,245
Prepaid expenses	205	1,180
Total other assets, net	$1,139	$2,425

7. Accounts Payable and Other Liabilities

Accounts payable and other liabilities at June 30, 2012 (unaudited), and at December 31, 2011, consist of the following (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	June 30, 2012	December 31, 2011
Accounts payable	$506	$218
Interest payable	8,104	7,726
Deferred revenue	1,226	1,126
Security deposits	1,812	1,901
Deferred straight-line ground rent	11,527	10,804
Accrued expenses	7,952	8,210
Asset retirement obligations	611	613
Total accounts payable and other liabilities	$31,738	$30,598

8. Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount or premium, at June 30, 2012 (unaudited) and December 31, 2011 is as follows (in thousands):

	Outstanding Principal Balance, Net at
Property	June 30, 2012	December 31, 2011	Interest Rate	Maturity Date
Clifford Center	$2,717	$2,907	4.375%	8/15/2014
Clifford Center Land	4,833	—	4.00%	2/17/2017
Sorrento Technology Center(a)	—	11,452
First Insurance Center(c)	—	37,626
First Insurance Center(c)	—	13,860
Pan Am Building	59,977	59,974	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,411	94,344	5.86%	11/11/2016
Subtotal	272,938	331,163
Revolving line of credit (b)	25,000	25,000	1.25%	12/31/2013
Total	$297,938	$356,163

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

(c)	In June 2012, the First Insurance Center property was sold and the loans were assumed by the purchaser of the property as part of the sale transaction.

The lenders’ collateral for notes payable, with the exception of the Clifford Center note payable, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases, rights under certain service agreements, and letters of credit posted by certain related parties of the Company.  The lenders’ collateral for the Clifford Center note payable is the leasehold property as well as guarantees from affiliates of the Company.  The Operating Partnership has agreed to indemnify these affiliates (Messrs. Shidler and Reynolds) to the extent of their guaranty liability.  In management’s judgment, it would be a remote possibility for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding June 30, 2012 are as follows (in thousands and includes scheduled principal paydowns):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

2012	$248
2013	25,499
2014	2,273
2015	130
2016	266,135
Thereafter	4,265
Total mortgage and other loans(1)	$298,550

(1)
This balance is the gross amount and does not include the discount of $612 thousand which is included in the outstanding balance of $297,938 thousand as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of both June 30, 2012 and December 31, 2011, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended June 30, 2012 and 2011, we recognized $0.1 million in interest to the Lender. During each of the six month periods ended June 30, 2012 and 2011, we recognized $0.2 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended June 30, 2012 and 2011, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the six month periods ended June 30, 2012 and 2011, we recognized $0.2 million in interest to Shidler LP for the annual fee.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

9. Unsecured Notes Payable to Related Parties

At June 30, 2012 and December 31, 2011, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of options granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

For the period from March 20, 2008 through June 30, 2012, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At June 30, 2012 and December 31, 2011, $7.1 million and $6.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating properties are located in Honolulu, San Diego, Los Angeles, Orange County and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of June 30, 2012, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of June 30, 2012 and December 31, 2011, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million for both periods.  The accretion expense for the three and six months ended June 30, 2012 and 2011 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of June 30, 2012 and December 31, 2011, the liability in our consolidated balance sheets for this asset retirement obligation was $0.3 million for both periods. The accretion expense was not significant for the three and six months ended June 30, 2012 and 2011, respectively.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of June 30, 2012, this amount is projected to be $2.6 million during the remainder of 2012.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our committed capital expenditures.

Tax Protection Arrangements

A sale of any of the Contributed Properties that would not provide continued tax deferral to POP Venture, LLC (“Venture”) is contractually restricted until March 2018, which is 10 years after the closing of the transaction related to such properties.  In addition, we have agreed that, during such 10-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions.  Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Operating Partnership units.

In May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. As a result, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We do not believe that this foreclosure requires indemnity under the tax protection agreements. However, if the contract parties contest this interpretation and are successful, we believe that liability would not exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.

As previously disclosed, on February 15, 2012, we entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The sale transactions pursuant to the Purchase and Sale Agreements were completed in June 2012. As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We do not believe that any potential liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.  However, any requested payment could be challenged by us or significantly reduced. We believe that liability under these tax protection agreements is neither probable nor reasonably estimable at this time and accordingly, have not accrued any amounts for any such liability.

Indemnities

The mortgage debt that we maintain for our consolidated properties and unconsolidated joint venture properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by James C. Reynolds. Our Operating Partnership has agreed to indemnify Mr. Reynolds to the extent of his guaranty liability. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk, except to the extent of the recourse carve-outs. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

11. Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2011 to June 30, 2012 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2011	$(134,406)	$127,268	$(31,321)	$(38,459)
Net income (loss)	437	1,136	(1,566)	7
Dividends and distributions	(875)	(1,136)	—	(2,011)
Balance at June 30, 2012	$(134,844)	$127,268	$(32,887)	$(40,463)

Stockholders’ Equity (Deficit)

Our Class A Common Stock (which was listed on the NYSE Amex until April 5, 2012 and is now quoted in the OTCQB tier of the OTC Marketplace) and our Class B Common Stock are identical in all respects, except that in the event of liquidation the Class B Common Stock will not be entitled to any portion of our net assets, which will be allocated and distributed to the holders of the Class A Common Stock. Shares of our Class A Common Stock and Class B Common Stock vote together as a single class and each share is entitled to one vote on each matter to be voted upon by our stockholders.  Dividends on the Class A Common Stock and Class B Common Stock are payable at the discretion of our Board of Directors.

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of June 30, 2012 and December 31, 2011, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

General Partnership Interest

The Company’s general partnership interest in the Operating Partnership is denominated in a number of Common Units equal to the number of shares of our Class A Common Stock and Class B Common Stock outstanding.  Our general partnership interest includes the right to participate in distributions of the Operating Partnership to holders of Common Units in a percentage equal to the quotient obtained by dividing (a) the number of shares of our Class A Common Stock and Class B Common Stock outstanding by (b) the sum of shares of our Class A Common Stock and Class B Common Stock outstanding plus the number of shares of our Class A Common Stock for which the outstanding Common Units of the Operating Partnership may be redeemed.  We also hold a number of Senior Common Units corresponding to the number of shares of Senior Common Stock outstanding, which entitle us to receive distributions from the Operating Partnership in an amount per Senior Common Unit equal to the per share dividend payable to holders of our Senior Common Stock.

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

to all of the Preferred Units and 78.16% of the Common Units outstanding as of June 30, 2012.  During the three and six months ended June 30, 2012 and 2011, no Common Units or Preferred Units were redeemed or issued. As of June 30, 2012, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Class A Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At June 30, 2012, the cumulative unpaid distributions attributable to Preferred Units were $3.4 million.  We anticipate continuing to accrue these distributions during the remainder of 2012.

On December 30, 2009, we amended certain provisions of the partnership agreement of the Operating Partnership (the “Partnership Agreement”) relating to the redemption rights of the Common Units and Preferred Units.  The Common Units issued upon the completion of our formation transactions on March 19, 2008 were reclassified as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of Class A Common Stock or a new class of Common Units, designated Class C Common Units, which have no redemption rights, as elected by a majority of our independent directors.  All other outstanding Common Units were reclassified as Class A Common Units, which are redeemable by the holders on a one-for-one basis for shares of Class A Common Stock or cash, as elected by a majority of our independent directors.  If converted, the Preferred Units will convert into Class B Common Units.  Furthermore, the Preferred Unit put option was modified by eliminating the various alternative currencies possible upon exercise of the put and permitting only the issuance of new preferred units in settlement of an exercised put.  The modification of the terms of the Preferred Units was more than inconsequential and therefore triggered a revaluation of the Preferred Units to their fair value on the modification date.  As a result of the amendments to the Partnership Agreement, the Non-Controlling Interests attributable to the Common Units and Preferred Units were reclassified from mezzanine equity to permanent equity on the consolidated balance sheet.  Simultaneously, the excess of market value over carrying value for the Preferred Units was booked as a fair value adjustment of Preferred Units on the consolidated statement of operations.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Class A Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of June 30, 2012, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management in February 2011, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of June 30, 2012, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control approximately 91.5% of the total voting power in the Company.

Income (Loss) per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of June 30, 2012, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common stockholders - basic and diluted(1)	$139	$(2,719)	$(438)	$(4,111)

Weighted average number of common shares	3,941,242	3,909,429	3,941,242	3,906,307
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,909,429	3,941,242	3,906,307
Net income (loss) per common share - basic and diluted	$0.04	$(0.70)	$(0.11)	$(1.05)

(1)
For the three and six months ended June 30, 2012 and 2011, net income (loss) attributable to common stockholders includes $0.6 million and $1.1 million of priority allocation to Preferred Unit holders each, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For the three and six months ended June 30, 2012, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;

For the three and six months ended June 30, 2011, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,414,085 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;
Refer to “Non-Controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For the fourth quarter of 2010, our board of directors authorized a cash distribution of $0.011 per Common Unit and a cash dividend of $0.011 per share of our Class A Common Stock and Class B Common Stock, which was paid on January 17, 2011 to holders of record as of December 31, 2010.  In addition, we paid 2% distributions, or $1.25 per unit, to the holder of the Preferred Units for the quarter ended December 31, 2010 on January 17, 2011.  We relied upon borrowings under our revolving line of credit to pay a portion of these dividends and distributions.

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through September 30, 2012, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2012, the cumulative unpaid distributions attributable to Preferred Units were $3.4 million, which we do not anticipate to pay in 2012.

Dividends declared on the Class A Common Stock, Class B Common Stock and Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Distributions on Common Units and Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

12. Acquisition and Disposition Activity

Acquisition of Clifford Center Land

On February 23, 2012, we completed the acquisition of the fee interest in the land underlying our Clifford Center property, located in Honolulu, Hawaii for aggregate consideration of $6.5 million. As part of the acquisition we entered into a new loan agreement with Central Pacific Bank in the amount of $4.9 million. The loan bears interest at 4.00% per annum, requires monthly principal and interest payments of $25.7 thousand and includes a balloon payment of $4.3 million at maturity on February 17, 2017.

Discontinued Operations

Foreclosure of Sorrento Technology Center. On January 5, 2012, the lender on the Sorrento Technology Center property, located in San Diego, California, foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. The gain recognized on foreclosure during the six months ended June 30, 2012 is a result of the write off of this property in its entirety.

Sale of First Insurance Center. On June 18, 2012, we completed the sale of the fee and leasehold interests in the First Insurance Center property, located in Honolulu, Hawaii, for aggregate consideration of approximately $70.5 million (including the assumption of $52 million of debt encumbering the property). As a result of the sale, we recorded net sales proceeds of approximately $17.3 million and recognized a gain of $5.4 million during the three and six months ended June 30, 2012, and is included in “Gain on sale of property” in the accompanying consolidated statements of operations. The operating results of the First Insurance Center property for the periods ended June 30, 2012 and 2011 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the components that comprise income (loss) from discontinued operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue	$2,345	$2,514	$4,713	$5,049
Expenses	(1,803)	(6,091)	(4,013)	(8,691)
Income (loss) from discontinued operations before gain on extinguishment of debt and gain on sale of property	542	(3,577)	700	(3,642)
Gain on extinguishment of debt	—	—	2,251	—
Gain on sale of property	5,365	—	5,365	—
Total income (loss) from discontinued operations	$5,907	$(3,577)	$8,316	$(3,642)

Internalization of Pacific Office Management

Until February 1, 2011, we were externally advised by Pacific Office Management, an entity that was owned and controlled by Mr. Shidler, Mr. Reynolds and certain of our current and former executive officers. Pursuant to our Advisory Agreement with Pacific Office Management, Pacific Office Management was entitled to an annual corporate management fee of one tenth of one percent (0.1)% of the gross cost basis of our total property portfolio (less accumulated depreciation and amortization), but in no event less than $1.5 million per annum.  Although we were responsible for all direct expenses incurred by us for certain services for which we were the primary service obligee, Pacific Office Management bore the cost and was not reimbursed by us for any expenses incurred by it in the course of performing operational advisory services for us, which expenses included, but were not limited to, salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies.  The corporate management fee was subject to reduction of up to $750,000 based upon the amounts of the direct costs that we bore. Additionally, Pacific Office Management and its affiliates were entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, leasing fees consistent with the prevailing market as well as property transaction fees in an amount equal to 1% of the contract price of any acquired or disposed property; however, such property management fees, leasing fees, and property transaction fees were required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Effective as of February 1, 2011 we internalized our management by terminating the Advisory Agreement and acquiring all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000.  Pacific Office Management waived the internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The $0.5 million gain is reflected in “Non-operating income” in the accompanying consolidated statement of operations for the six months ended June 30, 2011.

Externalization of management

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000 and is responsible for the day to day operations and management of the Company. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $213 thousand per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2012. In addition, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners, a related party. Shidler Pacific Advisors and Parallel Capital Partners will be entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Prior to the internalization of our management in February 2011, we paid Pacific Office Management and its related parties, and subsequent to the externalization of our management in April 2012, we paid Shidler Pacific Advisors, and its related parties, for services relating to property management, leasing, property transactions and debt placement. The fees are summarized in the table below for the indicated periods (in thousands):

	Shidler Pacific Advisors and affiliates fees for the three and six months ended June 30, 2012	Pacific Office Management and affiliates fees for the one month ended January 31, 2011
Property management	$560	$255
Corporate management	213	63
Construction management and other	32	3
Total	$805	$321

Pacific Office Management and Shidler Pacific Advisors leased space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.2 million for the three and six months ended June 30, 2012 from Shidler Pacific Advisors, and $0.1 million for the one month ended January 31, 2011 from Pacific Office Management.
Below is the pro forma information that reflects the specified line items of our consolidated financial statements assuming that the externalization of management had been completed as of January 1, 2011 (in thousands, except per share amounts):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Pro forma operating revenues	$11,363	$12,470	$22,840	$28,343
Pro forma operating expenses	$(15,795)	$(28,660)	$(31,503)	$(49,994)
Pro forma net loss attributable to common stockholders	$(8)	$(2,156)	$(265)	$(3,808)
Pro forma loss per share	$—	$(0.55)	$(0.07)	$(0.97)

13. Related Party Transactions

During each of the three month periods ended June 30, 2012 and 2011, we incurred $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the six month periods ended June 30, 2012 and 2011, we incurred $0.2 million in interest to Shidler LP for this annual fee. As of June 30, 2012, we have $0.1 million of accrued annual fees included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering the Contributed Properties and certain additional properties acquired after the completion of our formation transactions.  Mr. Reynolds is the beneficial owner of approximately 12% of our Class A Common Stock, and was a director and stockholder of Pacific Office Management prior to our acquisition of Pacific Office Management.  See Note 10 for additional discussion on these indemnities.

At June 30, 2012 and December 31, 2011, $7.1 million and $6.1 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these notes payable.

Prior to the internalization of our management effective as of February 1, 2011, we were externally advised by Pacific Office Management, an entity owned and controlled by Mr. Shidler, Mr. Reynolds and certain of our current and former executive officers. Effective April 1, 2012, we are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. At June 30, 2012, we have $0.2 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets. See Note 12 for additional discussion on our advisors and fees earned by Pacific Office Management prior to internalization, and by Shidler Pacific Advisors subsequent to externalization.

At June 30, 2012 and December 31, 2011, we have $0.04 million and $0.4 million, respectively, of amounts receivable from related parties included in “Rents and other receivables, net” in our accompanying consolidated balance sheets, which consists primarily of property management fees and lease commission fees due from our joint ventures relating to the time during which our management was internalized from February 2011 to March 2012.  See Note 12 for additional discussion of the internalization of management in February 2011 and the externalization of management in April 2012.

14. Share-Based Payments

On May 21, 2008, the Board of Directors of the Company adopted the 2008 Directors’ Stock Plan, as amended and restated (the “2008 Directors’ Plan”), subject to stockholder approval. The Company reserved 150,000 shares of the Company’s Class A Common Stock under the 2008 Directors’ Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards. The 2008 Directors’ Plan was approved by our stockholders at our annual meeting of stockholders on May 12, 2009.

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

The Company had no equity awards outstanding as of June 30, 2012 and December 31, 2011. As of June 30, 2012, all of our share-based payments to directors have vested. In connection with these grants, the Company recorded $0 and $40 thousand, respectively, of stock-based compensation expense for the three months ended June 30, 2012 and 2011. The Company recorded

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

$0 and $60 thousand of stock-based compensation expense for the six months ended June 30, 2012 and 2011. These amounts are included in “General and administrative” expenses in the accompanying consolidated statement of operations.

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

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$5,808	$—	$4	$5,812
Tenant reimbursements	4,001	—	—	4,001
Property management and other services	—	—	114	114
Parking	1,440	—	—	1,440
Other	109	—	26	135
Total revenue	11,358	—	144	11,502
Expenses:
Rental property operating	7,272	—	—	7,272
General and administrative	—	—	572	572
Depreciation and amortization	2,937	—	—	2,937
Interest	4,314	—	693	5,007
Total expenses	14,523	—	1,265	15,788
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(3,165)	—	(1,121)	(4,286)
Equity in net earnings of unconsolidated joint ventures	—	—	22	22
Net loss from continuing operations	(3,165)	—	(1,099)	(4,264)
Discontinued operations:
Income from discontinued operations before gain on sale of property	542	—	—	542
Gain on sale of property	5,365	—	—	5,365
Income from discontinued operations	5,907	—	—	5,907

Net income (loss)	$2,742	$—	$(1,099)	1,643
Net income attributable to non-controlling interests				(1,066)
Dividends on Senior Common Stock				(438)
Net income attributable to common stockholders				$139

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the six months ended June 30, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$11,646	$—	$24	$11,670
Tenant reimbursements	7,991	—	—	7,991
Property management and other services	—	—	1,408	1,408
Parking	2,817	—	—	2,817
Other	166	—	157	323
Total revenue	22,620	—	1,589	24,209
Expenses:
Rental property operating	13,947	—	—	13,947
General and administrative	—	—	3,276	3,276
Depreciation and amortization	5,861	—	—	5,861
Interest	8,587	—	1,374	9,961
Total expenses	28,395	—	4,650	33,045
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(5,775)	—	(3,061)	(8,836)
Equity in net earnings of unconsolidated joint ventures	—	—	527	527
Net loss from continuing operations	(5,775)	—	(2,534)	(8,309)
Discontinued operations:
Income from discontinued operations before gains on extinguishment of debt and sale of property	700	—	—	700
Gain on extinguishment of debt	—	2,251	—	2,251
Gain on sale of property	5,365	—	—	5,365
Income from discontinued operations	6,065	2,251	—	8,316

Net income (loss)	$290	$2,251	$(2,534)	7
Net loss attributable to non-controlling interests				430
Dividends on Senior Common Stock				(875)
Net loss attributable to common stockholders				$(438)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the three months ended June 30, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$6,145	$911	$31	$7,087
Tenant reimbursements	3,859	46	—	3,905
Property management and other services	—	—	1,591	1,591
Parking	1,425	81	—	1,506
Other	50	32	217	299
Total revenue	11,479	1,070	1,839	14,388
Expenses:
Rental property operating	6,821	664	—	7,485
General and administrative	—	—	3,067	3,067
Depreciation and amortization	3,112	348	—	3,460
Interest	4,329	324	684	5,337
Acquisition costs	—	—	68	68
Impairment on long-lived assets	5,049	6,407	—	11,456
Total expenses	19,311	7,743	3,819	30,873
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(7,832)	$(6,673)	(1,980)	(16,485)
Equity in net loss of unconsolidated joint ventures	—	—	(1,490)	(1,490)
Net loss from continuing operations	(7,832)	(6,673)	(3,470)	(17,975)
Income (loss) from discontinued operations	72	(3,649)	—	(3,577)
Net loss	$(7,760)	$(10,322)	$(3,470)	(21,552)
Gain on forgiveness of debt				10,045
Net loss attributable to non-controlling interests				9,243
Non-operating income				(17)
Dividends on Senior Common Stock				(438)
Net loss attributable to common stockholders				$(2,719)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the six months ended June 30, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$12,404	$3,651	$35	$16,090
Tenant reimbursements	8,043	210	—	8,253
Property management and other services	—	—	2,353	2,353
Parking	2,941	323	—	3,264
Other	609	39	218	866
Total revenue	23,997	4,223	2,606	30,826
Expenses:
Rental property operating	13,754	2,328	—	16,082
General and administrative	—	—	5,634	5,634
Depreciation and amortization	6,299	1,418	—	7,717
Interest	8,905	1,450	1,353	11,708
Abandoned offering costs	—	—	420	420
Acquisition costs	—	—	267	267
Impairment on long-lived assets	5,049	6,407	—	11,456
Total expenses	34,007	11,603	7,674	53,284
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(10,010)	$(7,380)	(5,068)	(22,458)
Equity in net loss of unconsolidated joint ventures	—	—	(1,394)	(1,394)
Net loss from continuing operations	(10,010)	(7,380)	(6,462)	(23,852)
Income (loss) from discontinued operations	231	(3,873)	—	(3,642)
Net loss	$(9,779)	$(11,253)	$(6,462)	(27,494)
Gain on forgiveness of debt				10,045
Net loss attributable to non-controlling interests				13,706
Non-operating income				507
Dividends on Senior Common Stock				(875)
Net loss attributable to common stockholders				$(4,111)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of June 30, 2012 and December 31, 2011 (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	Honolulu	Western U.S.	Corporate	Total
Total assets:
June 30, 2012	$304,698	$—	$9,778	$314,476
December 31, 2011	$350,309	$9,702	$14,601	$374,612

Total goodwill:
June 30, 2012	$39,111	$—	$—	$39,111
December 31, 2011	$48,549	$—	$—	$48,549

Capital expenditures:
For the three months ended:
June 30, 2012	$925	$—	$—	$925
June 30, 2011	$920	$31	$—	$951
For the six months ended:
June 30, 2012	$7,480	$—	$—	$7,480
June 30, 2011	$1,428	$37	$—	$1,465

16. Fair Value of Financial Instruments

We are required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels as follows:

Level 1 - using quoted prices in active markets for identical assets or liabilities.

Level 2 - using quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.

Level 3 - using unobservable inputs that reflect an entity’s own assumptions that market participants would use when pricing of the asset or liability, to the extent observable inputs are not available.

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

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. We calculate the fair value of our mortgage and other loans, and unsecured notes payable by using available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  The carrying value of the revolving line of credit borrowings approximates its fair value since the borrowings bear interest at a variable market rate.

At June 30, 2012, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.9 million and $292.6 million, respectively.  At December 31, 2011, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $356.2 million and $346.2 million, respectively.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview –

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of June 30, 2012, we owned 4 office properties comprising approximately 1.2 million rentable square feet and interests (ranging from 5.0% to approximately 32.2%) in 16 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), comprising approximately 2.5 million rentable square feet (the “Property Portfolio”).  As of June 30, 2012, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.

Our formation was accomplished in 2008 through a reverse merger into a publicly traded REIT, Arizona Land Income Corporation, whose common stock was listed and traded on the American Stock Exchange. Concurrent with the merger, we changed our name to Pacific Office Properties Trust, Inc. and reincorporated in the State of Maryland.

Following our formation transactions through January 2011, we were externally advised by Pacific Office Management, Inc., referred to as Pacific Office Management, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, certain of our current and former executive officers and James C. Reynolds, who beneficially owns approximately 12% of our Class A Common Stock.  Pacific Office Management was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 and internalized management.

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors, LLC (“Shidler Pacific Advisors”), an

Pacific Office Properties Trust, Inc.

entity that is owned and controlled by Mr. Shidler. Lawrence J. Taff, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company and has acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties that we have the right to manage are managed by Parallel Capital Partners, Inc. (“Parallel Capital Partners”), an entity owned by James R. Ingebritsen, our former Chief Executive Officer; Matthew J. Root, our former Chief Investment Officer; and James C. Reynolds, all of whom combined beneficially own 22% of our Class A Common Stock.

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

Critical Accounting Policies -

This discussion and analysis of the historical financial condition and results of operations is based upon the accompanying consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. These estimates have been evaluated on an ongoing basis, based upon information currently available and on various assumptions that management believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of the results of operations and financial conditions to those of other companies.

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations for the three and six months ended June 30, 2012 compared to the same periods in 2011 were significantly affected by the contribution of two of our wholly-owned properties, City Square and the Pacific Business News Building, into joint ventures with a third party (“Contribution Properties”) during the second quarter of 2011. As a result, our results are not comparable from period to period.

In addition, because we sold our First Insurance Center property in June 2012, and because the lender foreclosed on the loan and took back our Sorrento Technology Center property in January 2012, the operating results for these two properties have been reclassified to discontinued operations for both periods presented.

Therefore, in the table below, we have also separately presented certain results of our “Same Properties Portfolio.” Our Same Properties Portfolio includes the results of our remaining wholly-owned properties as of June 30, 2012 (namely the Waterfront Plaza, Davies Pacific Center, Clifford Center and the Pan Am Building properties).

Overview –

As of June 30, 2012, the Property Portfolio (including our joint venture properties) was 77.7% leased to a total of 652 tenants. Approximately 10.2% of our Property Portfolio leased square footage is scheduled to expire during the remainder of 2012 and another 9.0% of our Property Portfolio leased square footage is scheduled to expire during 2013. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years.

As of June 30, 2012, our consolidated Honolulu portfolio was 83.9% leased, with approximately 190,400 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 73.8% leased, with approximately 62,800 square feet available.

Pacific Office Properties Trust, Inc.

As of June 30, 2012, our San Diego portfolio attributable to our unconsolidated joint ventures was 67.9% leased, with approximately 145,300 square feet available.

As of June 30, 2012, our Phoenix portfolio attributable to our unconsolidated joint ventures was 67.5% leased, with approximately 306,900 square feet available.

Comparison of the three months ended June 30, 2012 to
the three months ended June 30, 2011 (in thousands)

	Same Properties Portfolio				Total
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue:
Rental	$5,812	$6,154	$(342)	(5.6)%	$5,812	$7,087	$(1,275)	(18.0)%
Tenant reimbursements	4,001	3,825	176	4.6%	4,001	3,905	96	2.5%
Property management and other services					114	1,591	(1,477)	(92.8)%
Parking	1,440	1,403	37	2.6%	1,440	1,506	(66)	(4.4)%
Other	135	267	(132)	(49.4)%	135	299	(164)	(54.8)%
Total revenue					11,502	14,388	(2,886)	(20.1)%
Expenses:
Rental property operating	7,272	6,762	510	7.5%	7,272	7,485	(213)	(2.8)%
General and administrative					572	3,067	(2,495)	(81.3)%
Depreciation and amortization	2,937	3,095	(158)	(5.1)%	2,937	3,460	(523)	(15.1)%
Interest	5,007	4,956	51	1.0%	5,007	5,337	(330)	(6.2)%
Acquisition costs					—	68	(68)	(100.0)%
Impairment of long-lived assets					—	11,456	(11,456)	(100.0)%
Total expenses					15,788	30,873	(15,085)	(48.9)%
Loss from continuing operations before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non-operating income					(4,286)	(16,485)	12,199	74.0%
Gain on forgiveness of debt					—	10,045	(10,045)	(100.0)%
Equity in net earnings (loss) of unconsolidated joint ventures					22	(1,490)	1,512	101.5%
Non-operating income					—	(17)	17	(100.0)%
Net loss from continuing operations					(4,264)	(7,947)	3,683	46.3%
Discontinued operations:
Income (loss) from discontinued operations before gain on sale of property					542	(3,577)	4,119	115.2%
Gain on sale of property					5,365	—	5,365	100.0%
Income (loss) from discontinued operations					5,907	(3,577)	9,484	265.1%

Net income (loss)					$1,643	$(11,524)	$13,167	114.3%

Revenues

Rental revenue. Total rental revenue decreased by $1.3 million, or 18.0%, primarily due to the elimination of the Contribution Properties ($0.9 million) and also due to the Same Properties Portfolio. Rental revenue for the Same Properties Portfolio decreased $0.3 million, or 5.6%, primarily due to decreased occupancy at Davies Pacific Center ($0.2 million) and a decrease in rental revenue at Waterfront Plaza ($0.1 million).

Tenant reimbursements. Total tenant reimbursements increased by $0.1 million, or 2.5%, primarily due to the Same Properties Portfolio and offset in part by the elimination of the Contribution Properties ($0.1 million).  Tenant reimbursements for the Same Properties Portfolio increased by $0.2 million, or 4.6%, primarily due to increased tenant recoveries for electricity at Waterfront Plaza ($0.2 million) and at Pan Am Building ($0.1 million), offset by a reduction in recoveries due to decreased occupancy at

Pacific Office Properties Trust, Inc.

Davies Pacific Center ($0.1 million).

Property management and other services. Total property management and other services revenue decreased $1.5 million, or 92.8%, because we externalized management effective as of April 1, 2012.

Parking revenue. Total parking revenue decreased by $0.1 million, or 4.4%, primarily due to the elimination of our Contribution Properties. Parking revenue for the Same Properties Portfolio increased by an insignificant amount compared to the prior year period.

Other revenue. Total other revenue decreased by $0.2 million, or 54.8% primarily due to the elimination of the Contribution Properties and also due to the Same Properties Portfolio. Total other revenue for the Same Properties Portfolio decreased by $0.1 million or 49.4%, primarily due to the externalization of management effective as of April 1, 2012 ($0.2 million), offset by additional revenues from a Waterfront Plaza tenant from a judgment award ($0.1 million).

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.2 million, or 2.8%, primarily due to the elimination of the Contribution Properties ($0.7 million) and offset in part by the an increase in the Same Properties Portfolio.  Rental property operating expenses for our Same Properties Portfolio increased by $0.5 million or 7.5%, primarily due to overall increases in bad debt ($0.2 million) and electricity costs ($0.2 million).

General and administrative expense. Total general and administrative expense decreased by $2.5 million, or 81.3%, primarily due to the externalization of management effective as of April 1, 2012.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $0.5 million, or 15.1%, primarily due to the elimination of the Contribution Properties and in part, due to the Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $0.2 million, or 5.1%, primarily due to lower expense attributable to Davies Pacific Center due to certain assets acquired pursuant to our formation transactions in 2008 being fully depreciated.

Interest expense. Total interest expense decreased by $0.3 million, or 6.2%, primarily due to the elimination of the Contribution Properties.  Interest expense for our Same Properties Portfolio increased by an insignificant amount compared to the prior period.

Acquisition costs. We incurred $0.1 million in acquisition costs for the three months ended June 30, 2011 primarily in connection with a terminated acquisition.

Impairment of long-lived assets. We recognized $11.5 million in impairment costs for the three months ended June 30, 2011 primarily due to the Contribution Properties. We determined that the fair value of the Contribution Properties were higher than the respective book values and as a result, we recorded non-cash asset impairment charges of $5.1 million and $6.4 million related to our Pacific Business News Building and City Square properties, respectively.

Gain on forgiveness of debt

We recognized a gain on forgiveness of debt related to the defaulted debt secured by the Contribution Properties for the three months ended June 30, 2011. We negotiated discounted payoff amounts for the Pacific Business News Building mortgage loan and the City Square Mezzanine Loan. As part of the agreement, principal and interest amounts totaling $2.6 million and $7.4 million, respectively, were forgiven. The joint ventures that each property was contributed into repaid these loans at the negotiated discounted amounts.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures increased by $1.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. During the quarter ended June 30, 2011, the debt secured by our US Bank property matured and as a result of the uncertainty surrounding the defaulted debt, we recorded a non-cash impairment charge of approximately $1.4 million to write-off our investment in the unconsolidated joint venture that owns our US Bank property.

Pacific Office Properties Trust, Inc.

Income (loss) from discontinued operations before gain on sale of property

For the three months ended June 30, 2012, discontinued operations reflects the net results of operations of the First Insurance Center property until it was sold in June 2012. For the three months ended March 31, 2011, discontinued operations reflects the net results of operations of the First Insurance Center and Sorrento Technology Center properties.

Gain on the sale of property

We recognized a gain related to the sale of our First Insurance Center property in June 2012. We previously classified the assets and liabilities related to this property as held for sale on our consolidated balance sheet, and the net results of its operations as discontinued operations on our consolidated statements of operations.

Comparison of the six months ended June 30, 2012 to
the six months ended June, 2011 (in thousands)

	Same Properties Portfolio				Total
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue:
Rental	$11,670	$12,179	$(509)	(4.2)%	$11,670	$16,090	$(4,420)	(27.5)%
Tenant reimbursements	7,991	7,730	261	3.4%	7,991	8,253	(262)	(3.2)%
Property management and other services					1,408	2,353	(945)	(40.2)%
Parking	2,817	2,752	65	2.4%	2,817	3,264	(447)	(13.7)%
Other	323	826	(503)	(60.9)%	323	866	(543)	(62.7)%
Total revenue					24,209	30,826	(6,617)	(21.5)%
Expenses:
Rental property operating	13,947	13,306	641	4.8%	13,947	16,082	(2,135)	(13.3)%
General and administrative					3,276	5,634	(2,358)	(41.9)%
Depreciation and amortization	5,861	6,151	(290)	(4.7)%	5,861	7,717	(1,856)	(24.1)%
Interest	9,961	9,852	109	1.1%	9,961	11,708	(1,747)	(14.9)%
Abandoned offering costs					—	420	(420)	(100.0)%
Acquisition costs					—	267	(267)	(100.0)%
Impairment of long-lived assets					—	11,456	(11,456)	(100.0)%
Total expenses					33,045	53,284	(20,239)	(38.0)%
Loss from continuing operations before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non-operating income					(8,836)	(22,458)	13,622	60.7%
Gain on forgiveness of debt					—	10,045	(10,045)	(100.0)%
Equity in net earnings (loss) of unconsolidated joint ventures					527	(1,394)	1,921	137.8%
Non-operating income					—	507	(507)	(100.0)%
Net loss from continuing operations					(8,309)	(13,300)	4,991	37.5%
Discontinued operations:
Income (loss) from discontinued operations before gains on extinguishment of debt and sale of property					700	(3,642)	4,342	(119.2)%
Gain on extinguishment of debt					2,251	—	2,251	100.0%
Gain on sale of property					5,365	—	5,365	100.0%
Income (loss) from discontinued operations					8,316	(3,642)	11,958	80.8%

Net income (loss)					$7	$(16,942)	$16,949	100.0%

Revenues

Rental revenue. Total rental revenue decreased by $4.4 million, or 27.5%, primarily due to the elimination of the Contribution Properties ($3.9 million) and due to the Same Properties Portfolio. Rental revenue for the Same Properties Portfolio decreased

Pacific Office Properties Trust, Inc.

$0.5 million, or 4.2%, primarily due to decreased occupancy at Davies Pacific Center ($0.4 million) and a decrease in rental revenue at Waterfront Plaza ($0.1 million).

Tenant reimbursements. Total tenant reimbursements decreased by $0.3 million, or 3.2%, primarily due to the elimination of the Contribution Properties ($0.5 million), and partly offset by the Same Properties Portfolio.  Tenant reimbursements for the Same Properties Portfolio increased by $0.3 million, or 3.4%, primarily due to increased tenant recoveries for electricity at Waterfront Plaza ($0.3 million) and Pan Am Building ($0.2 million), offset by a reduction in recoveries due to decreased occupancy at Davies Pacific Center ($0.2 million).

Property management and other services. Total property management and other services revenue decreased $1.0 million, or 40.2%, primarily due to the externalization of management effective as of April 1, 2012. As a result, because we internalized management by acquiring Pacific Office Management effective as of February 1, 2011, the current period includes three months of revenue, compared to five months in the prior period, related to property management and other services from our joint venture properties and other properties owned by related parties.

Parking revenue. Total parking revenue decreased by $0.4 million, or 13.7%, primarily due to the elimination of our Contribution Properties ($0.5 million), partly offset by the Same Properties Portfolio. Parking revenue for the Same Properties Portfolio increased by $0.1 million, or 2.4%, primarily due to net increases in parking revenues at Pan Am Building and Waterfront Plaza.

Other revenue. Total other revenue decreased by $0.5 million, or 62.7%. Current period other revenue is primarily due to an adjustment related to the City Square property refinancing ($0.1 million) and additional revenues from a Waterfront Plaza tenant from a judgment award ($0.1 million).  The prior year period included a lease cancellation fee received at Davies Pacific Center ($0.5 million) that did not recur in the current year period and other revenues related to the internalization of management ($0.2 million) effective as of February 1, 2011.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $2.1 million, or 13.3%, primarily due to the elimination of the Contribution Properties ($2.8 million) and offset in part by the increase in the Same Properties Portfolio.  Rental property operating expenses for our Same Properties Portfolio increased $0.6 million, or 4.8%, primarily due to overall increases in bad debt ($0.2 million) and electricity costs ($0.5 million).

General and administrative expense. Total general and administrative expense decreased by $2.4 million, or 41.9%, primarily due to the externalization of management effective as of April 1, 2012.  As a result, because we internalized management effective as of February 1, 2011, the current period includes three months of management expenses as compared to five months in the prior period.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $1.9 million, or 24.1%, primarily due to the elimination of the Contribution Properties ($1.6 million) and in part, due to the Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $0.3 million, or 4.7%, primarily due to lower expense attributable to Davies Pacific Center ($0.2 million) and Pam Am Building ($0.1 million) properties.

Interest expense. Total interest expense decreased by $1.7 million, or 14.9%, primarily due to the elimination of the Contribution Properties, and partly offset by an increase in the Same Properties Portfolio.  Interest expense for our Same Properties Portfolio increased by $0.1 million, primarily due to increased interest from a new loan related to the purchase of the Clifford Center land in February 2012.

Abandoned offering costs. We incurred $0.4 million in abandoned offering costs for the six months ended June 30, 2011 in connection with an unsuccessful public offering of our Class A Common Stock.

Acquisition costs. We incurred $0.3 million in acquisition costs for the six months ended June 30, 2011 primarily in connection with a terminated acquisition.

Impairment of long-lived assets. As previously mentioned, we recognized $11.5 million in impairment costs for the six months ended June 30, 2011 primarily due to the Contribution Properties. We determined that the fair value of the Contribution Properties were higher than the respective book values and as a result, we recorded non-cash asset impairment charges of $5.1 million and $6.4 million related to our Pacific Business News Building and City Square properties, respectively.

Pacific Office Properties Trust, Inc.

Gain on forgiveness of debt

As previously mentioned, we recognized a gain on forgiveness of debt related to the defaulted debt secured by the Contribution Properties for the six months ended June 30, 2011. We negotiated discounted payoff amounts for the Pacific Business News Building mortgage loan and the City Square Mezzanine Loan. As part of the agreement, principal and interest amounts totaling $2.6 million and $7.4 million, respectively, were forgiven. The joint ventures that each property was contributed into repaid these loans at the negotiated discounted amounts.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures increased by $1.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to a non-cash impairment charge of approximately $1.4 million to write-off our investment in the unconsolidated joint venture that owns our US Bank property in the prior period and distributions received from the SoCal and US Bank joint ventures in the current period.

Non-operating income

We recognized non-operating income of $0.5 million during the six months ended June 30, 2011 resulting from the acquisition of Pacific Office Management in connection with the internalization of our management.  The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  We did not recognize any comparable income during the six months ended June 30, 2012.

Income (loss) from discontinued operations before gains on extinguishment of debt and sale of property

For the six months ended June 30, 2012, discontinued operations reflects the net results of operations of the First Insurance Center property until it was sold in June 2012, as well as the operating results of the Sorrento Technology Center property until it was foreclosed on by the lender on January 5, 2012. For the six months ended June 30, 2011, discontinued operations reflects the net results of operations of the First Insurance Center and Sorrento Technology Center properties.

Gain on extinguishment of debt

On January 5, 2012, the lender on the Sorrento Technology Center property foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. The gain recognized on foreclosure during the six months ended June 30, 2012 is a result of the write off of this property in its entirety.

Gain on the sale of property

As previously mentioned, we recognized a gain related to the sale of our First Insurance Center property in June 2012. We previously classified the assets and liabilities related to this property as held for sale on our consolidated balance sheet, and the net results of its operations as discontinued operations on our consolidated statements of operations.

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

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.  Our primary focus is to preserve and generate cash. Our return to external management, which was effective April 1, 2012, and related actions reflect our determination to improve operating cash flow by reducing costs as much as reasonably practicable. Externalizing management and taking related actions have enabled us to reduce our number of officers and directors and eliminate all employee positions. However, this streamlining also eliminated the full-

Pacific Office Properties Trust, Inc.

time workforce previously dedicated to our investment, divestment and capital markets activities and we expect to require additional personnel if we resume substantial activities of this nature.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center property. The Bank of Hawaii Waikiki Center joint venture property is currently being marketed for sale.

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

Actual and Potential Sources of Liquidity

Listed below are our actual and potential sources of liquidity in 2012, which we currently believe will be sufficient to fund our short-term liquidity needs:

•	Unrestricted and restricted cash on hand;

•	Net cash flow generated from operations;

•	Contribution of additional existing wholly-owned assets to joint ventures;

•	Asset dispositions (including the sale of the First Insurance Center property in June 2012); and/or

•	Proceeds from additional secured or unsecured debt financings.

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

Unrestricted and restricted cash on hand

As of June 30, 2012, we had $25.0 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $5.3 million.  A summary of our restricted cash reserves is as follows (in thousands):

Tax, insurance and other working capital reserves	$2,674
Leasing and capital expenditure reserves	511
Ground lease reserves	1,529
Collateral accounts	576
Total restricted cash	$5,290

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

Net cash flow generated from operations

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging economic conditions that we are continuing to experience, the downward pressure on rental rates and occupancy in our Hawaii portfolio, the potential for an increase in interest rates, or the possibility for a further downturn or return to recessionary conditions could adversely impact our operating cash flows. Competition to attract and retain high credit-

Pacific Office Properties Trust, Inc.

quality tenants remains intense. At the same time, a significant number of our leases at our properties are scheduled to expire over the next several years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions and our cash flows.

Contribution of existing wholly-owned assets to joint ventures

We are currently partners with third parties in nine joint ventures, including two joint ventures into which we contributed our Pacific Business News Building and City Square properties in the second quarter of 2011. In the near term or longer term, we may seek to raise capital by contributing one or more of our existing wholly-owned assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

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

As discussed above, in May of 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. The loan required us to deposit letters of credit totaling $0.6 million in the event that certain tenants ceased occupancy, went dark or gave us notice of their intent to vacate the property. Although the loan was foreclosed, the lender sought collection on this obligation. We reached an agreement with the lender under which the lender accepted a reduced amount and we paid $0.4 million, as final settlement, during the first quarter of 2012. As a result, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property. We do not believe that this foreclosure requires indemnity under the tax protection agreements. However, if the contract parties contest this interpretation and are successful, we believe that liability would not exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. Because we had previously written down the property, we recognized a gain on the foreclosure of $2.3 million in the first quarter of 2012.

As previously mentioned, in February 2012, we entered into agreements to sell our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The sale transactions pursuant to the Purchase and Sale Agreements were completed in June 2012. As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that any potential liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced. We believe that liability under these tax protection agreements is neither probable nor reasonably estimable at this time and accordingly, have not accrued any amounts for any such liability.

Proceeds from additional secured or unsecured debt financings

As of June 30, 2012, we have drawn the full $25.0 million available on our unsecured credit facility.  We currently do not

Pacific Office Properties Trust, Inc.

have any arrangements for future unsecured financings and believe that it will be challenging to obtain any significant unsecured financings in the near term.  In addition, all of our consolidated properties are currently encumbered and thus, we do not anticipate procuring any additional secured debt financings.

Actual and Potential Uses of Liquidity

The following are the actual and potential uses of our cash in 2012. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below):

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

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors. Our return to external management, and related actions, reflect our determination to reduce costs as much as reasonably practicable in the near future. Our related actions include delisting our Class A Common Stock from the NYSE Amex, which was effective as of April 5, 2012, and facilitating the departure of Messrs. Ingebritsen and Root from our employment. Externalizing management and these related actions have enabled us to reduce our number of officers and directors and eliminate all full-time employee positions. We believe that the net effect of this outsourcing, downsizing and simplification of our operating platform will reduce our future operating costs, effective April 1, 2012. This streamlining eliminated the full-time workforce previously dedicated to our investment, divestment and capital markets activities. We do not expect to pursue these activities in the near future. We therefore believe that Shidler Pacific Advisors and Parallel Capital Partners can provide adequate personnel resources, at a lower cost to us, for our current and prospective business. We expect to require additional personnel if we resume substantial activities of this nature.

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We currently expect to spend approximately $2.6 million in committed capital expenditures and leasing costs during the remainder of 2012.  We are currently focused on preserving cash and intend to limit the amount of discretionary funds allocated to capital expenditures and leasing costs in the near term.  This may result in a decrease in average rental rates and the number of new leases we execute, which would adversely affect our cash flow generated from operations.

Debt maturities and financing costs

As of June 30, 2012, our total consolidated debt (which includes our mortgage and other loans, with a carrying value of $298.6 million and our unsecured promissory notes with a carrying value of $21.1 million) was approximately $319.7 million, with a weighted average interest rate of 5.77% and a weighted average remaining term of 3.84 years. We have no consolidated debt that matures in 2012. See “—Indebtedness” below for additional information with respect to our consolidated debt.

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

Pacific Office Properties Trust, Inc.

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

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through September 30, 2012, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2012, the cumulative unpaid distributions attributable to Preferred Units were $3.4 million.

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

Cash Flows

Net cash provided by operating activities for the Company for the six months ended June 30, 2012 was $1.0 million compared to $2.5 million for the six months ended June 30, 2011.  The decrease in operating cash flows was primarily due to a refund of a deposit of $2.0 million related to our unsuccessful acquisition of the GRE portfolio for the six months ended June 30, 2011.

Net cash provided by investing activities for the Company for the six months ended June 30, 2012 was $9.9 million compared to net cash used in investing activities of $3.8 million for the six months ended June 30, 2011. The increase was primarily the result of net proceeds from the sale of our First Insurance Center property ($17.3 million), partially offset by a $7.5 million increase in additions to and improvements of real estate, primarily related to the purchase of the land underlying the Clifford Center property ($6.5 million) during the current period. In addition, no investments in unconsolidated joint ventures were made, including interim financing, during the six months ended June 30, 2012.

Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2012 compared to net cash used in financing activities of $3.0 million during the six months ended June 30, 2011.  The increase is primarily due to proceeds received from a mortgage note payable for a portion of the Clifford Center land purchase consideration, and no distributions to non-controlling interests were made during the six months ended June 30, 2012. These increases were partially offset by the payment on settlement of debt associated with the Sorrento Technology Center loan foreclosure and the absence of borrowings

Pacific Office Properties Trust, Inc.

under the revolving credit facility during the current year period. In addition, a payment on settlement of debt associated with Contribution Properties was made during the six months ended June 30, 2012.

Indebtedness

Mortgage and Other Loans -

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of June 30, 2012. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center (1)	$2,717	4.375%	8/15/2014	$1,896	(2)
Clifford Center Land	4,833	4.00%	2/17/2017	4,255	(3)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(4)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(5)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(6)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(7)
Subtotal	273,550
Revolving line of credit (8)	25,000	1.25%	12/31/2013	25,000
Outstanding principal balance	298,550
Less: Unamortized discount, net	(612)
Net	$297,938

(1)
The terms of the Clifford Center loan were amended in August 2011 extending the maturity date to August 15, 2014, changing the interest rate to float simultaneously with the lender’s prime rate and adjusting the principal portion of the monthly payment to $31.6 thousand.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)	Loan may be prepaid at any time with 10 day prior written notice. Monthly payments include principal and interest.

(4)	Loan is prepayable subject to a prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(5)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(6)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(7)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(8)	The revolving line of credit matures on December 31, 2013. See “Revolving Line of Credit” below.

As of June 30, 2012, our ratio of total consolidated debt to total market capitalization was approximately 91.0%. Our total market capitalization of $351.4 million includes our total consolidated debt of $319.7 million, the market value of our Class A Common Stock and equivalents outstanding of $7.6 million (based on the closing price of our Class A Common Stock of $0.15 per share on the OTCQB tier of the OTC Marketplace on June 29, 2012) and the market value of our outstanding Senior Common Stock of $24.1 million (based on its $10.00 per share offering price).

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit,

Pacific Office Properties Trust, Inc.

plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of June 30, 2012 and December 31, 2011, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender's fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes -

As of June 30, 2012 and December 31, 2011, we had promissory notes payable to certain affiliates in the aggregate principal amount of $21.1 million, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through June 30, 2012, interest payments on the outstanding unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At June 30, 2012 and December 31, 2011, $7.1 million and $6.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements -

The mortgage debt that we maintain for our consolidated properties and unconsolidated joint venture properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by James C. Reynolds. Our Operating Partnership has agreed to indemnify Mr. Reynolds to the extent of his guaranty liability. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk, except to the extent of the recourse carve-outs. In management’s judgment, it would be remote for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. There have been no material changes to the risk factors set forth in those reports.  In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

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

3.8	Articles of Amendment of the Company dated May 21, 2012 (filed herewith).

3.9
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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	August 10, 2012	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)