Form 10-Q
period 2012-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2012-11-09
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 2012 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Investments in real estate, net	$224,070	$281,702
Cash and cash equivalents	22,269	10,757
Restricted cash	3,939	5,897
Rents and other receivables, net	1,287	1,799
Deferred rents	3,783	4,951
Intangible assets, net	8,383	13,360
Acquired above-market leases, net	53	192
Other assets, net	2,131	2,425
Goodwill	39,111	48,549
Investments in unconsolidated joint ventures	4,882	4,980
Total assets	$309,908	$374,612
LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$297,849	$356,163
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	32,027	30,598
Acquired below-market leases, net	4,070	5,206
Total liabilities	355,050	413,071
Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of September 30, 2012 and December 31, 2011) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at September 30, 2012 and December 31, 2011	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at September 30, 2012 and December 31, 2011	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	110	110
Cumulative deficit	(157,621)	(156,160)
Total stockholders’ equity (deficit)	(135,867)	(134,406)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(36,543)	(31,321)
Total equity (deficit)	(45,142)	(38,459)
Total liabilities and equity (deficit)	$309,908	$374,612

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	September 30,
	2012	2011
Revenue:
Rental	$5,847	$5,975
Tenant reimbursements	4,352	4,102
Property management and other services	—	1,453
Parking	1,463	1,384
Other	53	103
Total revenue	11,715	13,017
Expenses:
Rental property operating	7,271	6,983
General and administrative	333	2,469
Depreciation and amortization	2,917	3,073
Interest	5,059	5,007
Acquisition costs	—	12
Total expenses	15,580	17,544

Loss from continuing operations before equity in net earnings (loss) of unconsolidated joint ventures	(3,865)	(4,527)
Equity in net earnings (loss) of unconsolidated joint ventures	141	(1,121)
Net loss from continuing operations	(3,724)	(5,648)
Income (loss) from discontinued operations	49	(364)
Net loss	(3,675)	(6,012)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	3,656	5,480
	3,088	4,912
Dividends on Senior Common Stock	(436)	(437)
Net loss attributable to common stockholders	$(1,023)	$(1,537)

Loss per common share:
Loss from continuing operations	$(0.26)	$(0.37)
Income (loss) from discontinued operations	—	(0.02)
Net loss per common share - basic and diluted	$(0.26)	$(0.39)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the nine months ended
	September 30,
	2012	2011
Revenue:
Rental	$17,517	$22,065
Tenant reimbursements	12,343	12,355
Property management and other services	1,408	3,806
Parking	4,280	4,648
Other	376	969
Total revenue	35,924	43,843
Expenses:
Rental property operating	21,218	23,065
General and administrative	3,609	8,103
Depreciation and amortization	8,778	10,790
Interest	15,020	16,715
Abandoned offering costs	—	420
Acquisition costs	—	279
Impairment on long-lived assets	—	11,456
Total expenses	48,625	70,828
Loss from continuing operations before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non-operating income	(12,701)	(26,985)
Gain on forgiveness of debt	—	10,045
Equity in net earnings (loss) of unconsolidated joint ventures	668	(2,515)
Non-operating income	—	507
Net loss from continuing operations	(12,033)	(18,948)
Discontinued operations:
Income (loss) from discontinued operations before gains on extinguishment of debt and sale of property	749	(4,006)
Gain on extinguishment of debt	2,251	—
Gain on sale of property	5,365	—
Income (loss) from discontinued operations	8,365	(4,006)

Net loss	(3,668)	(22,954)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,704)	(1,704)
Common unitholders in the Operating Partnership	5,222	20,322
	3,518	18,618
Dividends on Senior Common Stock	(1,311)	(1,312)
Net loss attributable to common stockholders	$(1,461)	$(5,648)

Income (loss) per common share:
Loss from continuing operations	$(0.83)	$(1.22)
Income (loss) from discontinued operations	0.46	(0.22)
Net loss per common share - basic and diluted	$(0.37)	$(1.44)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,918,080

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands and unaudited)

	For the nine months ended
	September 30,
	2012	2011
Operating activities
Net loss	$(3,668)	$(22,954)
Net income (loss) from discontinued operations	8,365	(4,006)
Net loss from continuing operations	(12,033)	(18,948)
Adjustments to reconcile net loss to net cash provided by operating activities - continuing operations:
Depreciation and amortization	8,778	10,790
Abandoned tenant improvement project	—	111
Impairment of long-lived assets	—	11,456
Gain on forgiveness of debt	—	(10,045)
Gain on internalization of Pacific Office Management	—	(507)
Deferred rent	(38)	156
Deferred ground rents	1,535	1,559
Interest amortization	1,762	1,953
Share based compensation	—	60
Above- and below-market lease amortization, net	(193)	(689)
Equity in net earnings (loss) of unconsolidated joint ventures	(668)	2,515
Bad debt expense	588	272
Changes in operating assets and liabilities:
Restricted cash	501	4,525
Rents and other receivables	(148)	(67)
Other assets	(310)	1,028
Accounts payable and other liabilities	(1,153)	(1,272)
Net cash (used in) provided by operating activities - continuing operations	(1,379)	2,897
Net cash provided by operating activities - discontinued operations	1,587	361
Net cash provided by operating activities	208	3,258
Investing activities
Additions to and improvement of real estate	(8,982)	(3,437)
Investment in unconsolidated joint ventures	—	(2,876)
Acquisition of Pacific Office Management, net of cash received	—	293
Distributions from unconsolidated joint ventures	888	1,963
Contributions to unconsolidated joint ventures	(121)	(125)
Net sales proceeds from sale of property	17,298	—
Payment of leasing commissions	(539)	(663)
Interim financing provided to unconsolidated joint venture	—	(600)
Increase in restricted cash used for capital expenditures	31	1,371
Net cash provided by (used in) investing activities	$8,575	$(4,074)

	For the nine months ended
	September 30,
	2012	2011
Financing activities
Repayment of mortgage notes payable	$(356)	$(299)
Proceeds from mortgage note payable	4,875	—
Borrowings from revolving credit facility	—	553
Senior Common Stock repurchase	—	(66)
Financing costs	—	(1,558)
Payment on settlement of debt	(415)	—
Security deposits	(64)	(84)
Senior Common Stock dividends	(1,311)	(1,295)
Class A Common Stock dividends	—	(47)
Distributions to non-controlling interests - Preferred unitholders	—	(568)
Distributions to non-controlling interests - Common unitholders	—	(155)
Net cash provided by (used in) financing activities	2,729	(3,519)
Increase (decrease) in cash and cash equivalents	11,512	(4,335)
Cash and cash equivalents at beginning of period	10,757	9,112
Cash and cash equivalents at end of period	$22,269	$4,777

Supplemental cash flow information
Interest paid	$15,339	$15,801

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$1,704	$1,704
Change in accrued capital expenditures	$(461)	$(895)

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

During January 2011, we were externally advised by Pacific Office Management, Inc., a Delaware corporation (“Pacific Office Management”), an entity that was owned and controlled by Jay H. Shidler (“Mr. Shidler”), our Chairman of the Board, certain of our current and former executive officers and James C. Reynolds, who beneficially owns 12% of our Class A Common Stock. Pacific Office Management was responsible for our day-to-day operation and management. Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management and internalized management. From February 1, 2011 through March 31, 2012, we remained self-managed.

Effective April 1, 2012, we became externally advised once again. Our advisor is Shidler Pacific Advisors, LLC (“Shidler Pacific Advisors”), an entity that is owned and controlled by Mr. Shidler. Lawrence J. Taff, formerly our Executive Vice President and now our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective as of March 29, 2012, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners, Inc. (“Parallel Capital Partners”), an entity owned by James R. Ingebritsen, our former Chief Executive Officer; Matthew J. Root, our former Chief Investment Officer; and Mr. Reynolds, all of whom combined, beneficially own 22% of our Class A Common Stock.

Through our Operating Partnership, as of September 30, 2012, we owned four office properties comprising 1.2 million rentable square feet and interests (ranging from 5.0% to 32.2%) in 15 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in 11 of the joint ventures, comprising 2.5 million rentable square feet (the “Property Portfolio”).  As of September 30, 2012, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of additional existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In June 2012, we received $17.3 million of net proceeds related to the completion of the sale of our fee and leasehold interests in the First Insurance Center property. In October 2012, we entered into a Purchase and Sale Agreement to sell our Bank of Hawaii Waikiki Center joint venture property to an unrelated third party.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We are obligated to spend $1.6 million in capital expenditures and leasing costs through 2013.

As of September 30, 2012, our total consolidated debt (which includes our mortgage and other loans, with a carrying value, excluding discount, of $298.4 million and our unsecured promissory notes with a carrying value of $21.1 million) was $319.5 million, with a weighted average interest rate of 5.77% and a weighted average remaining term of 3.59 years.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three and nine months ended September 30, 2012. In the second quarter of 2011, we recorded non-cash asset impairment charges of $3.3 million on our Sorrento Technology Center property after concluding the carrying value may not be fully recoverable upon defaulting on our loan secured by the property. The operating results of the Sorrento property have been reclassified to “Discontinued operations,” for the reporting periods presented, in the accompanying consolidated financial statements of operations. Also in the second quarter of 2011, we recorded non-cash impairment charges of $5.1 million and $6.4 million on our Pacific Business News Building and City Square properties, respectively, as a result of contributing these properties into joint ventures with a third party based on fair values below their current carrying values. No impairment was identified for the three months ended September 30, 2011.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded for the three and nine months ended September 30, 2012. In the second quarter of 2011, we recorded a non-cash impairment charge of $1.4 million to write off our investment in the unconsolidated joint venture that owns the US Bank property as a result of uncertainty surrounding the debt secured by the property. In the third quarter of 2011, we recorded non-cash impairment charges of $0.06 million and $1.1 million in our Black Canyon and SoCal Portfolio joint ventures, respectively, due to uncertainty surrounding the debt secured by the properties owned by these joint ventures. These non-cash impairment charges are included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations.

Discontinued Operations

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations before the sale for the periods ended September 30, 2012 and 2011, including the gain on the sale of the property, are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Properties in default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of properties in default are included in our consolidated balance sheets and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of operations have been reclassified to discontinued operations for the periods ended September 30, 2012 and 2011.

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

We had previously identified three reporting units to which goodwill was allocated.  Our consolidated properties in Hawaii are considered one reporting unit due to similar geographic and economic characteristics. Our City Square and Sorrento Technology Center properties were considered to be their own respective reporting units due to their respective locations in Phoenix, Arizona and San Diego, California, two distinct markets. All of the goodwill associated with the Phoenix and San Diego reporting units was written off during the year ended December 31, 2010. As of September 30, 2012, the goodwill of the Hawaii reporting unit amounted to $39.1 million, after writing off $9.4 million of goodwill associated with the sale of the First Insurance Center property in June 2012.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was not significant for the three months ended September 30, 2012 and $0.05 million for the three months ended September 30, 2011, and $0.03 million and ($0.13) million for the nine months ended September 30, 2012 and 2011, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $1.0 million and $0.4 million, as of September 30, 2012 and December 31, 2011, respectively.

We had a total of $1.7 million and $1.9 million of lease security available in security deposits, as of September 30, 2012 and December 31, 2011, respectively.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Equity Offering Costs

Costs from potential equity offerings are reflected in “Other assets, net” in the accompanying consolidated balance sheets and are reclassified as a reduction in additional paid-in capital if and when the offering is successfully completed.  Costs include legal, accounting, marketing and other professional fees associated with the offering.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet are expensed.  During the nine months ended September 30, 2012 and 2011, we expensed $0 and $0.4 million, respectively, in costs related to our unsuccessful public offering of Class A Common Stock.

Stock-Based Compensation

All share-based payments to employees, including directors, are recognized in the consolidated statement of operations based on their fair values.  We recognize share-based compensation in accordance with FASB ASC 718, Compensation—Stock Compensation. In accordance with FASB ASC 718, we determine the fair value of the share-based compensation grants on the respective grant dates, and recognize to expense the fair value of the grants over the employees’ or directors’ requisite service periods, which are generally the vesting periods. If the grants vest immediately, we expense the fair value of the grant in full on the grant date. The fair value of the share-based payment awards are generally based on the Company’s Class A Common Stock price on the date of grant.  See Note 14 for a more detailed discussion.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  As of September 30, 2012, Pacific Office Management had elected to be treated as a TRS for federal income tax purposes.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

3. Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2012 (unaudited), and at December 31, 2011, are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Land and land improvements	$40,178	$48,942
Building and building improvements	200,984	249,095
Tenant improvements	28,051	29,629
Construction in progress	1,123	936
Furniture, fixtures and equipment	1,275	1,354
Investments in real estate	271,611	329,956
Less: accumulated depreciation	(47,541)	(48,254)
Investments in real estate, net	$224,070	$281,702

4. Intangible Assets and Acquired Above- and Below-Market Leases

Our identifiable intangible assets and acquired above- and below-market leases, net, at September 30, 2012 (unaudited), and at December 31, 2011, are summarized as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	September 30, 2012	December 31, 2011
Acquired leasing commissions:
Gross amount	$6,342	$7,283
Accumulated amortization	(3,910)	(4,290)
Net balance	2,432	2,993

Acquired leases in place:
Gross amount	6,416	10,188
Accumulated amortization	(6,100)	(8,471)
Net balance	316	1,717

Acquired tenant relationship costs:
Gross amount	9,880	12,844
Accumulated amortization	(6,246)	(6,264)
Net balance	3,634	6,580

Acquired other intangibles:
Gross amount	3,026	3,126
Accumulated amortization	(1,025)	(1,056)
Net balance	2,001	2,070

Intangible assets, net	$8,383	$13,360

Acquired above-market leases:
Gross amount	$1,394	$2,011
Accumulated amortization	(1,341)	(1,819)
Acquired above-market leases, net	$53	$192

Acquired below-market leases:
Gross amount	$6,903	$9,084
Accumulated amortization	(2,833)	(3,878)
Acquired below-market leases, net	$4,070	$5,206

5. Investments in Unconsolidated Joint Ventures

At September 30, 2012, we owned interests in nine joint ventures (of which we have managing ownership interests in five), holding 15 office properties, comprised of 31 office buildings and 2.5 million rentable square feet.  One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows. Following our April 1, 2012 externalization of management, certain of these amounts are payable to Parallel Capital Partners for property management and other services.

At September 30, 2012 and December 31, 2011, the JV Basis Differential was $(0.1) million and is included in “Investments in unconsolidated joint ventures” in the accompanying consolidated balance sheet. During the nine months ended September 30, 2012, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net earnings of unconsolidated joint ventures” in the accompanying consolidated statement of operations.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Rental	$9,512	$14,003	$30,537	$37,257
Other	2,391	3,449	8,074	9,229
Total revenues	11,903	17,452	38,611	46,486
Expenses:
Rental operating	6,853	8,553	20,219	21,408
Depreciation and amortization	4,056	6,539	13,362	18,413
Interest	6,451	7,058	28,054	18,796
Acquisition costs	1	357	1	1,396
Total expenses	17,361	22,507	61,636	60,013
Loss before net gain on extinguishment of debts	(5,458)	(5,055)	(23,025)	(13,527)
Net gain on extinguishment of debts	2,586	—	244	—
Net loss	$(2,872)	$(5,055)	$(22,781)	$(13,527)

Equity in net earnings (loss) of unconsolidated joint ventures(1)	$141	$(1,121)	$668	$(2,515)

	September 30, 2012	December 31, 2011
Investment in real estate, net	$258,683	$344,425
Other assets	60,873	70,069
Total assets	$319,556	$414,494
Mortgage and other loans	$271,649	$332,786
Other liabilities	32,277	19,909
Total liabilities	$303,926	$352,695

Investment in unconsolidated joint ventures	$4,882	$4,980

(1)
The total earnings of all the joint ventures were in a loss position for the three and nine month periods ended September 30, 2012. However, the Company’s equity in the unconsolidated joint ventures was positive for the same periods. There were four primary factors that produced this result. First, a gain was recognized on the extinguishment of the debt encumbering the recently sold Black Canyon property. See Note 12 for additional discussion on this property sale. Second, the Company’s effective ownership in the various joint ventures ranges from 5.0% to 32.2% and therefore only a portion of the losses of the joint ventures was attributable to the Company. Third, the Company received distributions from joint ventures whose investments were previously written-off. Finally, the Company earned priority returns from certain joint ventures that exceeded its proportionate equity ownership in the joint ventures. The combination of the gain from Black Canyon, the distributions from previously written-off investments, and the priority returns more than exceeded the Company’s share of operating losses from the joint ventures for the three and nine month periods ended September 30, 2012.

6. Other Assets, net

 Other assets, net, at September 30, 2012 (unaudited), and December 31, 2011, consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred loan fees, net of accumulated amortization of $1.2 million and $1.6 million at September 30, 2012 and December 31, 2011, respectively	$876	$1,245
Prepaid expenses	1,255	1,180
Total other assets, net	$2,131	$2,425

7. Accounts Payable and Other Liabilities

Accounts payable and other liabilities at September 30, 2012 (unaudited), and at December 31, 2011, consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts payable	$430	$218
Interest payable	8,474	7,726
Deferred revenue	690	1,126
Security deposits	1,748	1,901
Deferred straight-line ground rent	12,037	10,804
Accrued expenses	8,029	8,210
Asset retirement obligations	619	613
Total accounts payable and other liabilities	$32,027	$30,598

8. Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount or premium, at September 30, 2012 (unaudited) and December 31, 2011 is as follows (in thousands):

	Outstanding Principal Balance, Net at
Property	September 30, 2012	December 31, 2011	Interest Rate	Maturity Date
Clifford Center	$2,623	$2,907	4.375%	8/15/2014
Clifford Center Land	4,803	—	4.00%	2/17/2017
Sorrento Technology Center(1)	—	11,452
First Insurance Center(2)	—	37,626
First Insurance Center(2)	—	13,860
Pan Am Building	59,979	59,974	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,444	94,344	5.86%	11/11/2016
Subtotal	272,849	331,163
Revolving line of credit (3)	25,000	25,000	1.25%	12/31/2013
Total	$297,849	$356,163

(1)
We ceased making the required debt service payments on this loan in the second quarter of 2011. On June 6, 2011, we received a notice of default accelerating the maturity date of the loan. On January 5, 2012, the lender foreclosed on the loan and took back the property.

(2)	In June 2012, the First Insurance Center property was sold and the loans were assumed by the purchaser of the property as part of the sale transaction.

(3)
The revolving line of credit matures on December 31, 2013.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit,

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding September 30, 2012 are as follows (in thousands and includes scheduled principal paydowns):

2012	$124
2013	25,499
2014	2,273
2015	130
2016	266,135
Thereafter	4,265
Total mortgage and other loans(1)	$298,426

(1)
This balance is the gross amount and does not include the discount of $0.6 million which is included in the outstanding balance of $297.8 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of both September 30, 2012 and December 31, 2011, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended September 30, 2012 and 2011, we recognized $0.1 million in interest to the Lender. During each of the nine month periods ended September 30, 2012 and 2011, we recognized $0.2 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended September 30, 2012 and 2011, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the nine month periods ended September 30, 2012 and 2011, we recognized $0.4 million in interest to Shidler LP for the annual fee.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

9. Unsecured Notes Payable to Related Parties

At September 30, 2012 and December 31, 2011, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of options granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through September 30, 2012, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At September 30, 2012 and December 31, 2011, $7.5 million and $6.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in San Diego, Los Angeles, Orange County and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of September 30, 2012, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of September 30, 2012 and December 31, 2011, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million for both periods.  The accretion expense for the three and nine months ended September 30, 2012 and 2011 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of September 30, 2012 and December 31, 2011, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million and $0.3 million, respectively. The accretion expense was not significant for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of September 30, 2012, we are obligated to spend $1.6 million through 2013.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

As previously disclosed, on February 15, 2012, we entered into two Purchase and Sale Agreements to sell our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The sale transactions pursuant to the Purchase and Sale Agreements were completed in June 2012. As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We do not believe that any potential liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.  However, any requested payment could be challenged by us or significantly reduced. We believe that liability under these tax protection agreements is neither probable nor reasonably estimable at this time and accordingly, have not accrued any amounts for any such liability.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

11. Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2011 to September 30, 2012 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2011	$(134,406)	$127,268	$(31,321)	$(38,459)
Net income (loss)	(150)	1,704	(5,222)	(3,668)
Dividends and distributions	(1,311)	(1,704)	—	(3,015)
Balance at September 30, 2012	$(135,867)	$127,268	$(36,543)	$(45,142)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of September 30, 2012 and December 31, 2011, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of September 30, 2012.  During the three and nine months ended September 30, 2012 and 2011, no Common Units or Preferred Units were redeemed or issued. As of September 30, 2012, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Class A Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2012, the cumulative unpaid distributions attributable to Preferred Units were $4.0 million.  We anticipate continuing to accrue these distributions during the remainder of 2012.

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

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Class A Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of September 30, 2012, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management in February 2011, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

As of September 30, 2012, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Income (Loss) per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of September 30, 2012, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders - basic and diluted(1)	$(1,023)	$(1,537)	$(1,461)	$(5,648)

Weighted average number of common shares	3,941,242	3,941,242	3,941,242	3,918,080
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,918,080
Net loss per common share - basic and diluted	$(0.26)	$(0.39)	$(0.37)	$(1.44)

(1)
For each of the three month periods ended September 30, 2012 and 2011, and each of the nine month periods ended September 30, 2012 and 2011, net income (loss) attributable to common stockholders includes $0.6 million and $1.7 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For the three and nine months ended September 30, 2012, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;

For the three months ended September 30, 2011, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,411,826 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;
For the nine months ended September 30, 2011, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,414,736 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;
Refer to “Non-Controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For the fourth quarter of 2010, our board of directors authorized a cash distribution of $0.011 per Common Unit and a cash

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through December 31, 2012, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2012, the cumulative unpaid distributions attributable to Preferred Units were $4.0 million, which we do not anticipate to pay in 2012.

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

Discontinued Operations

Sale of Unconsolidated Joint Venture Property. On September 27, 2012, the Black Canyon Corporate Center property, located in Phoenix, Arizona, was sold in a foreclosure sale. The sale of the property, which was previously owned by one of our unconsolidated joint ventures, resulted in positive earnings for the joint venture primarily due to a gain from the extinguishment of the debt encumbering the property. Our portion of the earnings of this joint venture is included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations.

Foreclosure of Sorrento Technology Center. On January 5, 2012, the lender on the Sorrento Technology Center property, located in San Diego, California, foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. The gain recognized on foreclosure during the nine months ended September 30, 2012 is a result of the write off of this property in its entirety.

Sale of First Insurance Center. On June 18, 2012, we completed the sale of the fee and leasehold interests in the First Insurance Center property, located in Honolulu, Hawaii, for aggregate consideration of $70.5 million (including the assumption of $52 million of debt encumbering the property). As a result of the sale, we recorded net sales proceeds of $17.3 million and recognized a gain of $5.4 million during the nine months ended September 30, 2012, and is included in “Gain on sale of property” in the accompanying consolidated statements of operations. The operating results of the First Insurance Center property for the periods ended September 30, 2012 and 2011 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the components that comprise income (loss) from discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue	$2	$2,589	$4,715	$7,638
Expenses	47	(2,953)	(3,966)	(11,644)
Income (loss) from discontinued operations before gain on extinguishment of debt and gain on sale of property	49	(364)	749	(4,006)
Gain on extinguishment of debt	—	—	2,251	—
Gain on sale of property	—	—	5,365	—
Total income (loss) from discontinued operations	$49	$(364)	$8,365	$(4,006)

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

Effective as of February 1, 2011 we internalized our management by terminating the Advisory Agreement and acquiring all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000.  Pacific Office Management waived the internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The $0.5 million gain is reflected in “Non-operating income” in the accompanying consolidated statement of operations for the nine months ended September 30, 2011.

Externalization of management

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000 and is responsible for the day to day operations and management of the Company. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2012. In addition, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners, a related party. Shidler Pacific Advisors and Parallel Capital Partners will be entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

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

	Shidler Pacific Advisors and affiliates fees for the three months ended September 30, 2012	Shidler Pacific Advisors and affiliates fees for the nine months ended September 30, 2012	Pacific Office Management and affiliates fees for the one month ended January 31, 2011
Property management	$437	$997	$255
Corporate management	213	426	63
Construction management and other	23	55	3
Total	$673	$1,478	$321

Pacific Office Management and Shidler Pacific Advisors leased space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, from Shidler Pacific Advisors, and $0.1 million for the one month ended January 31, 2011 from Pacific Office Management.
Below is the unaudited pro forma information that reflects the specified line items of our consolidated financial statements assuming that the externalization of management had been completed as of January 1, 2011 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Pro forma operating revenues	$11,722	$11,652	$34,562	$39,995
Pro forma operating expenses	$(15,578)	$(16,246)	$(47,081)	$(66,240)
Pro forma net loss attributable to common stockholders	$(1,014)	$(1,606)	$(1,279)	$(5,414)
Pro forma loss per share	$(0.26)	$(0.41)	$(0.33)	$(1.38)

13. Related Party Transactions

During each of the three month periods ended September 30, 2012 and 2011, we incurred $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the nine month periods ended September 30, 2012 and 2011, we incurred $0.4 million in interest to Shidler LP for this annual fee. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering the Contributed Properties and certain additional properties acquired after the completion of our formation transactions.  Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock, and was a director and stockholder of Pacific Office Management prior to our acquisition of Pacific Office Management.  See Note 10 for additional discussion on these indemnities.

At September 30, 2012 and December 31, 2011, $7.5 million and $6.1 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these notes payable.

Prior to the internalization of our management effective as of February 1, 2011, we were externally advised by Pacific Office Management, an entity owned and controlled by Mr. Shidler, Mr. Reynolds and certain of our current and former executive officers. Effective April 1, 2012, we are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. At September 30, 2012, we have $0.2 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets. See Note 12 for additional discussion on our advisors and fees earned by Pacific Office Management prior to internalization, and by Shidler Pacific Advisors subsequent to externalization.

At September 30, 2012 and December 31, 2011, we have $0.01 million and $0.4 million, respectively, of amounts receivable from related parties included in “Rents and other receivables, net” in our accompanying consolidated balance sheets, which consists primarily of property management fees and lease commission fees due from our joint ventures primarily relating to the time during which our management was internalized from February 2011 to March 2012.  See Note 12 for additional discussion of the internalization of management in February 2011 and the externalization of management in April 2012.

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

The Company had no equity awards outstanding as of September 30, 2012 and December 31, 2011. As of September 30, 2012, all of our share-based payments to directors have vested. In connection with these grants, the Company recorded $0 of stock-based compensation expense for each of the three month periods ended September 30, 2012 and 2011. The Company recorded $0 and $60 thousand of stock-based compensation expense for the nine months ended September 30, 2012 and 2011. These amounts are included in “General and administrative” expenses in the accompanying consolidated statement of operations.

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

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the three and nine months ended September 30, 2012 and 2011 (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the three months ended September 30, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$5,844	$—	$3	$5,847
Tenant reimbursements	4,352	—	—	4,352
Parking	1,463	—	—	1,463
Other	53	—	—	53
Total revenue	11,712	—	3	11,715
Expenses:
Rental property operating	7,271	—	—	7,271
General and administrative	—	—	333	333
Depreciation and amortization	2,917	—	—	2,917
Interest	4,351	—	708	5,059
Total expenses	14,539	—	1,041	15,580
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(2,827)	—	(1,038)	(3,865)
Equity in net earnings of unconsolidated joint ventures	—	—	141	141
Net loss from continuing operations	(2,827)	—	(897)	(3,724)
Income from discontinued operations	49	—	—	49
Net loss	$(2,778)	$—	$(897)	(3,675)
Net loss attributable to non-controlling interests				3,088
Dividends on Senior Common Stock				(436)
Net loss attributable to common stockholders				$(1,023)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the nine months ended September 30, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$17,490	$—	$27	$17,517
Tenant reimbursements	12,343	—	—	12,343
Property management and other services	—	—	1,408	1,408
Parking	4,280	—	—	4,280
Other	219	—	157	376
Total revenue	34,332	—	1,592	35,924
Expenses:
Rental property operating	21,218	—	—	21,218
General and administrative	—	—	3,609	3,609
Depreciation and amortization	8,778	—	—	8,778
Interest	12,938	—	2,082	15,020
Total expenses	42,934	—	5,691	48,625
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(8,602)	—	(4,099)	(12,701)
Equity in net earnings of unconsolidated joint ventures	—	—	668	668
Net loss from continuing operations	(8,602)	—	(3,431)	(12,033)
Discontinued operations:
Income from discontinued operations before gains on extinguishment of debt and sale of property	749	—	—	749
Gain on extinguishment of debt	—	2,251	—	2,251
Gain on sale of property	5,365	—	—	5,365
Income from discontinued operations	6,114	2,251	—	8,365

Net income (loss)	$(2,488)	$2,251	$(3,431)	(3,668)
Net loss attributable to non-controlling interests				3,518
Dividends on Senior Common Stock				(1,311)
Net loss attributable to common stockholders				$(1,461)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the three months ended September 30, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$5,955	$—	$20	$5,975
Tenant reimbursements	4,102	—	—	4,102
Property management and other services	—	—	1,453	1,453
Parking	1,384	—	—	1,384
Other	53	—	50	103
Total revenue	11,494	—	1,523	13,017
Expenses:
Rental property operating	6,983	—	—	6,983
General and administrative	—	—	2,469	2,469
Depreciation and amortization	3,073	—	—	3,073
Interest	4,312	—	695	5,007
Acquisition costs	—	—	12	12
Total expenses	14,368	—	3,176	17,544
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(2,874)	$—	(1,653)	(4,527)
Equity in net loss of unconsolidated joint ventures	—	—	(1,121)	(1,121)
Net loss from continuing operations	(2,874)	—	(2,774)	(5,648)
Income (loss) from discontinued operations	114	(478)	—	(364)
Net loss	$(2,760)	$(478)	$(2,774)	(6,012)
Net loss attributable to non-controlling interests				4,912
Dividends on Senior Common Stock				(437)
Net loss attributable to common stockholders				$(1,537)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the nine months ended September 30, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$18,359	$3,651	$55	$22,065
Tenant reimbursements	12,145	210	—	12,355
Property management and other services	—	—	3,806	3,806
Parking	4,325	323	—	4,648
Other	662	39	268	969
Total revenue	35,491	4,223	4,129	43,843
Expenses:
Rental property operating	20,736	2,329	—	23,065
General and administrative	—	—	8,103	8,103
Depreciation and amortization	9,372	1,418	—	10,790
Interest	13,217	1,450	2,048	16,715
Abandoned offering costs	—	—	420	420
Acquisition costs	—	—	279	279
Impairment on long-lived assets	5,049	6,407	—	11,456
Total expenses	48,374	11,604	10,850	70,828
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(12,883)	$(7,381)	(6,721)	(26,985)
Equity in net loss of unconsolidated joint ventures	—	—	(2,515)	(2,515)
Net loss from continuing operations	(12,883)	(7,381)	(9,236)	(29,500)
Income (loss) from discontinued operations	345	(4,351)	—	(4,006)
Net loss	$(12,538)	$(11,732)	$(9,236)	(33,506)
Gain on forgiveness of debt				10,045
Net loss attributable to non-controlling interests				18,618
Non-operating income				507
Dividends on Senior Common Stock				(1,312)
Net loss attributable to common stockholders				$(5,648)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of September 30, 2012 and December 31, 2011 (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	Honolulu	Western U.S.	Corporate	Total
Total assets:
September 30, 2012	$284,174	$—	$25,734	$309,908
December 31, 2011	$350,309	$9,702	$14,601	$374,612

Total goodwill:
September 30, 2012	$39,111	$—	$—	$39,111
December 31, 2011	$48,549	$—	$—	$48,549

Capital expenditures:
For the three months ended:
September 30, 2012	$758	$—	$—	$758
September 30, 2011	$1,223	$—	$—	$1,223
For the nine months ended:
September 30, 2012	$8,238	$—	$—	$8,238
September 30, 2011	$2,652	$37	$—	$2,689

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

At September 30, 2012, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.8 million and $292.9 million, respectively.  At December 31, 2011, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $356.2 million and $346.2 million, respectively.

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

Overview –

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of September 30, 2012, we owned four office properties comprising 1.2 million rentable square feet and interests (ranging from 5.0% to 32.2%) in 15 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), comprising 2.5 million rentable square feet (the “Property Portfolio”).  As of September 30, 2012, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.

Our formation was accomplished in 2008 through a reverse merger into a publicly traded REIT, Arizona Land Income Corporation, whose common stock was listed and traded on the American Stock Exchange. Concurrent with the merger, we changed our name to Pacific Office Properties Trust, Inc. and reincorporated in the State of Maryland.

Following our formation transactions through January 2011, we were externally advised by Pacific Office Management, Inc., referred to as Pacific Office Management, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, certain of our current and former executive officers and James C. Reynolds, who beneficially owns 12% of our Class A Common Stock.  Pacific Office Management was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 and internalized management.

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

Results of Operations

Our results of operations for the nine months ended September 30, 2012 compared to the same period in 2011 were significantly affected by the contribution of two of our wholly-owned properties, City Square and the Pacific Business News Building, into joint ventures with a third party (“Contribution Properties”) during the second quarter of 2011. As a result, our results are not comparable from period to period.

In addition, because we sold our First Insurance Center property in June 2012, and because the lender foreclosed on the loan and took back our Sorrento Technology Center property in January 2012, the operating results for these two properties have been reclassified to discontinued operations for all periods presented.

Therefore, in the tables below, we have also separately presented certain results of our “Same Properties Portfolio.” Our Same Properties Portfolio includes the results of our remaining wholly-owned properties as of September 30, 2012 (namely the Waterfront Plaza, Davies Pacific Center, Clifford Center and the Pan Am Building properties).

Overview –

As of September 30, 2012, the Property Portfolio (including our joint venture properties) was 77.2% leased to a total of 563 tenants, and 7.6% of our Property Portfolio leased square footage is scheduled to expire during the remainder of 2012 and another 9.2% of our Property Portfolio leased square footage is scheduled to expire during 2013. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from 2 to 20 years.

As of September 30, 2012, our consolidated Honolulu portfolio was 84.1% leased, with 186,000 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 75.3% leased, with 60,000 square feet available.

Pacific Office Properties Trust, Inc.

As of September 30, 2012, our California portfolio attributable to our unconsolidated joint ventures was 78.22% leased, with 284,500 square feet available.

As of September 30, 2012, our Phoenix portfolio attributable to our unconsolidated joint ventures was 67.6% leased, with 301,300 square feet available.

Comparison of the three months ended September 30, 2012 to
the three months ended September 30, 2011 (in thousands)

	2012	2011	$ Change	% Change
Revenue:
Rental	$5,847	$5,975	$(128)	(2.1)%
Tenant reimbursements	4,352	4,102	250	6.1%
Property management and other services	—	1,453	(1,453)	(100.0)%
Parking	1,463	1,384	79	5.7%
Other	53	103	(50)	(48.5)%
Total revenue	11,715	13,017	(1,302)	(10.0)%
Expenses:
Rental property operating	7,271	6,983	288	4.1%
General and administrative	333	2,469	(2,136)	(86.5)%
Depreciation and amortization	2,917	3,073	(156)	(5.1)%
Interest	5,059	5,007	52	1.0%
Acquisition costs	—	12	(12)	(100.0)%
Total expenses	15,580	17,544	(1,964)	(11.2)%
Loss from continuing operations before equity in net earnings (loss) of unconsolidated joint ventures	(3,865)	(4,527)	662	14.6%
Equity in net earnings (loss) of unconsolidated joint ventures	141	(1,121)	1,262	112.6%
Net loss from continuing operations	(3,724)	(5,648)	1,924	34.1%
Income (loss) from discontinued operations	49	(364)	413	113.5%

Net income (loss)	$(3,675)	$(6,012)	$2,337	38.9%

Revenues

Rental revenue. Rental revenue decreased by $0.1 million, or 2.1%, primarily due to a decrease in rental revenue at Waterfront Plaza ($0.1 million).

Tenant reimbursements. Tenant reimbursements increased by $0.3 million, or 6.1%, primarily due to increased tenant recoveries (mainly for electricity) at Waterfront Plaza ($0.1 million), Pan Am Building ($0.1 million), and Davies Pacific Center ($0.1 million).

Property management and other services. Property management and other services revenue decreased $1.5 million, because we externalized management effective as of April 1, 2012.

Parking revenue. Parking revenue increased by $0.1 million, or 5.7%, primarily due to increased parking revenues at Waterfront Plaza, Pan Am Building and Davies Pacific Center.

Other revenue. Other revenue decreased by an insignificant amount compared to the prior year period.

Expenses

Rental property operating expenses. Rental property operating expenses increased by $0.3 million, or 4.1%, primarily due to the increase in overall property management fees ($0.3 million) and asset management costs ($0.2 million), offset in part by a decrease in vacant office repairs at Waterfront Plaza ($0.1 million) and lease rent expense as the result of the purchase of the fee interest in the land underlying our Clifford Center property in February 2012 ($0.1 million).

Pacific Office Properties Trust, Inc.

General and administrative expense. Total general and administrative expense decreased by $2.1 million, or 86.5%, primarily due to the externalization of management effective as of April 1, 2012.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $0.2 million, or 5.1%, primarily due to lower expense attributable to Davies Pacific Center ($0.1 million) and Pan Am Building ($0.1 million) properties.

Interest expense. Interest expense increased by $0.1 million, or 1.0%, primarily due increased interest from a new loan related to the purchase of the Clifford Center land in February 2012.

Acquisition costs. Acquisition costs decreased by an insignificant amount compared to the prior year period.

Equity in net earnings (loss) of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures increased by $1.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to non-cash impairment charges of $1.2 million in our Black Canyon and SoCal Portfolio joint ventures in the third quarter of 2011, as a result of the uncertainty surrounding the debt secured by the properties owned by these joint ventures.

Income (loss) from discontinued operations before gain on sale of property

For the three months ended September 30, 2012, discontinued operations reflects the post-closing activities of the First Insurance Center property sale in June 2012. For the three months ended September 30, 2011, discontinued operations reflects the net results of operations of the First Insurance Center and Sorrento Technology Center properties.

Pacific Office Properties Trust, Inc.

Comparison of the nine months ended September 30, 2012 to
the nine months ended September 30, 2011 (in thousands)

	Same Properties Portfolio				Total
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue:
Rental	$17,517	$18,154	$(637)	(3.5)%	$17,517	$22,065	$(4,548)	(20.6)%
Tenant reimbursements	12,343	11,832	511	4.3%	12,343	12,355	(12)	(0.1)%
Property management and other services					1,408	3,806	(2,398)	(63.0)%
Parking	4,280	4,136	144	3.5%	4,280	4,648	(368)	(7.9)%
Other	376	929	(553)	(59.5)%	376	969	(593)	(61.2)%
Total revenue					35,924	43,843	(7,919)	(18.1)%
Expenses:
Rental property operating	21,218	20,289	929	4.6%	21,218	23,065	(1,847)	(8.0)%
General and administrative					3,609	8,103	(4,494)	(55.5)%
Depreciation and amortization	8,778	9,224	(446)	(4.8)%	8,778	10,790	(2,012)	(18.6)%
Interest	15,020	14,859	161	1.1%	15,020	16,715	(1,695)	(10.1)%
Abandoned offering costs					—	420	(420)	(100.0)%
Acquisition costs					—	279	(279)	(100.0)%
Impairment of long-lived assets					—	11,456	(11,456)	(100.0)%
Total expenses					48,625	70,828	(22,203)	(31.3)%
Loss from continuing operations before gain on forgiveness of debt, equity in net earnings (loss) of unconsolidated joint ventures and non-operating income					(12,701)	(26,985)	14,284	52.9%
Gain on forgiveness of debt					—	10,045	(10,045)	(100.0)%
Equity in net earnings (loss) of unconsolidated joint ventures					668	(2,515)	3,183	126.6%
Non-operating income					—	507	(507)	(100.0)%
Net loss from continuing operations					(12,033)	(18,948)	6,915	36.5%
Discontinued operations:
Income (loss) from discontinued operations before gains on extinguishment of debt and sale of property					749	(4,006)	4,755	(118.7)%
Gain on extinguishment of debt					2,251	—	2,251	100.0%
Gain on sale of property					5,365	—	5,365	100.0%
Income (loss) from discontinued operations					8,365	(4,006)	12,371	308.8%

Net income (loss)					$(3,668)	$(22,954)	$19,286	84.0%

Revenues

Rental revenue. Total rental revenue decreased by $4.5 million, or 20.6%, primarily due to the elimination of the Contribution Properties ($3.9 million) and due to the Same Properties Portfolio. Rental revenue for the Same Properties Portfolio decreased $0.6 million, or 3.5%, primarily due to decreased occupancy at Davies Pacific Center ($0.5 million) and a decrease in rental revenue at Waterfront Plaza ($0.2 million).

Tenant reimbursements. Total tenant reimbursements remained relatively constant. Tenant reimbursements for the Same Properties Portfolio increased by $0.5 million, or 4.3%, primarily due to increased tenant recoveries for electricity at Waterfront Plaza ($0.4 million) and Pan Am Building ($0.2 million), offset by a reduction in recoveries due to decreased occupancy at Davies Pacific Center ($0.1 million).

Property management and other services. Total property management and other services revenue decreased $2.4 million, or 63.0%, primarily due to the externalization of management effective as of April 1, 2012. As a result, because we internalized management by acquiring Pacific Office Management effective as of February 1, 2011, the current period includes three months of revenue, compared to eight months in the prior period, related to property management and other services from our joint venture properties and other properties owned by related parties.

Pacific Office Properties Trust, Inc.

Parking revenue. Total parking revenue decreased by $0.4 million, or 7.9%, primarily due to the elimination of our Contribution Properties ($0.5 million), partly offset by the Same Properties Portfolio. Parking revenue for the Same Properties Portfolio increased by $0.1 million, or 3.5%, primarily due to net increases in parking revenues at Pan Am Building and Waterfront Plaza.

Other revenue. Total other revenue decreased by $0.6 million, or 61.2%, and other revenue of the Same Properties Portfolio decreased by $0.6 million, or 59.5%. Current period other revenue includes an adjustment related to the City Square property refinancing ($0.1 million) and additional revenues from a Waterfront Plaza tenant from a judgment award ($0.1 million).  The prior year period included a lease cancellation fee received at Davies Pacific Center ($0.5 million) that did not recur in the current year period and other revenues related to the internalization of management ($0.2 million) effective as of February 1, 2011.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $1.8 million, or 8.0%, primarily due to the elimination of the Contribution Properties ($2.8 million) and offset in part by the increase in the Same Properties Portfolio.  Rental property operating expenses for our Same Properties Portfolio increased $0.9 million, or 4.6%, primarily due to overall increases in bad debt ($0.3 million), asset management costs ($0.2 million) and electricity costs ($0.5 million), and offset by a decrease in ground lease rent expense ($0.2 million) as the result of the purchase of the fee interest in the land underlying our Clifford Center property in February 2012.

General and administrative expense. Total general and administrative expense decreased by $4.5 million, or 55.5%, primarily due to the externalization of management effective as of April 1, 2012.  As a result, because we internalized management effective as of February 1, 2011, the current period includes three months of management expenses as compared to eight months in the prior period.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $2.0 million, or 18.6%, primarily due to the elimination of the Contribution Properties ($1.6 million) and in part, due to the Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $0.4 million, or 4.8%, primarily due to lower expense attributable to Davies Pacific Center ($0.3 million) and Pan Am Building ($0.2 million) properties.

Interest expense. Total interest expense decreased by $1.7 million, or 10.1%, primarily due to the elimination of the Contribution Properties ($1.9 million), and partly offset by an increase in the Same Properties Portfolio.  Interest expense for our Same Properties Portfolio increased by $0.2 million, or 1.1%, primarily due to increased interest from a new loan related to the purchase of the Clifford Center land in February 2012.

Abandoned offering costs. We incurred $0.4 million in abandoned offering costs for the nine months ended September 30, 2011 in connection with an unsuccessful public offering of our Class A Common Stock.

Acquisition costs. We incurred $0.3 million in acquisition costs for the nine months ended September 30, 2011 primarily in connection with a terminated acquisition.

Impairment of long-lived assets. We recognized $11.5 million in impairment costs for the nine months ended September 30, 2011 due to the Contribution Properties. We determined that the fair value of the Contribution Properties were higher than the respective book values and as a result, we recorded non-cash asset impairment charges of $5.1 million and $6.4 million related to our Pacific Business News Building and City Square properties, respectively.

Gain on forgiveness of debt

We recognized a gain on forgiveness of debt related to the defaulted debt secured by the Contribution Properties for the nine months ended September 30, 2011. We negotiated discounted payoff amounts for the Pacific Business News Building mortgage loan and the City Square Mezzanine Loan. As part of the agreement, principal and interest amounts totaling $2.6 million and $7.4 million, respectively, were forgiven. The joint ventures that each property was contributed into repaid these loans at the negotiated discounted amounts.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures increased by $3.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily attributable to the elimination of non-

Pacific Office Properties Trust, Inc.

cash impairment charges totaling $2.6 million to write-off our investment in the unconsolidated joint ventures that owned our US Bank property ($1.4 million), our Black Canyon Corporate Center ($0.1 million) and SoCal Portfolio ($1.1 million) in the prior period. In addition, we received distributions from the SoCal ($0.4 million) and US Bank ($0.3 million) joint ventures in the current period.

Non-operating income

We recognized non-operating income of $0.5 million during the nine months ended September 30, 2011 resulting from the acquisition of Pacific Office Management in connection with the internalization of our management in February 2011.  The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  We did not recognize any comparable income during the nine months ended September 30, 2012.

Income (loss) from discontinued operations before gains on extinguishment of debt and sale of property

For the nine months ended September 30, 2012, discontinued operations reflects the net results of operations of the First Insurance Center property until it was sold in June 2012, as well as the operating results of the Sorrento Technology Center property until it was foreclosed on by the lender on January 5, 2012. For the nine months ended September 30, 2011, discontinued operations reflects the net results of operations of the First Insurance Center and Sorrento Technology Center properties.

Gain on extinguishment of debt

On January 5, 2012, the lender on the Sorrento Technology Center property foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. The gain recognized on foreclosure during the nine months ended September 30, 2012 is a result of the write off of this property in its entirety.

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets) or asset dispositions.  In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center property. In October 2012, we entered into a Purchase and Sale Agreement to sell our Bank of Hawaii Waikiki Center joint venture property to an unrelated third party.

Pacific Office Properties Trust, Inc.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and “Risk Factors” in Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Unrestricted and restricted cash on hand

As of September 30, 2012, we had $22.3 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.9 million.  A summary of our restricted cash reserves is as follows (in thousands):

September 30, 2012
Tax, insurance and other working capital reserves	$1,601
Leasing and capital expenditure reserves	264
Ground lease reserves	1,529
Collateral accounts	545
Total restricted cash	$3,939

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

Pacific Office Properties Trust, Inc.

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

Asset dispositions

During the second quarter of 2012 we performed an internal analysis to determine the fair market value of all of our existing wholly-owned assets.  In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but our ability to do so on acceptable terms or at all is highly uncertain.  Moreover, a sale of any of the properties contributed by POP Venture, LLC, or Venture, in connection with our formation transactions in March 2008 (specifically, our Waterfront Plaza, Davies Pacific Center, Pan Am Building, First Insurance Center, Pacific Business News Building, Clifford Center, Sorrento Technology Center, City Square and Seville Plaza properties) that would not provide continued tax deferral to Venture is contractually restricted for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

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

In February 2012, we entered into agreements to sell our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). The sale transactions pursuant to the Purchase and Sale Agreements were completed in June 2012. As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that any potential liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced. We believe that liability under these tax protection agreements is neither probable nor reasonably estimable at this time and accordingly, have not accrued any amounts for any such liability.

Proceeds from additional secured or unsecured debt financings

As of September 30, 2012, we have drawn the full $25.0 million available on our unsecured credit facility.  We currently do not have any arrangements for future unsecured financings and believe that it will be challenging to obtain any significant unsecured financings in the near term.  In addition, all of our consolidated properties are currently encumbered and thus, we do not anticipate procuring any additional secured debt financings.

Actual and Potential Uses of Liquidity

The following are the actual and potential uses of our cash in 2012. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below):

Pacific Office Properties Trust, Inc.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  We are obligated to spend $1.6 million in capital expenditures and leasing costs through 2013.

Debt maturities and financing costs

As of September 30, 2012, our total consolidated debt (which includes our mortgage and other loans, with a carrying value, excluding discount, of $298.4 million and our unsecured promissory notes with a carrying value of $21.1 million) was $319.5 million, with a weighted average interest rate of 5.77% and a weighted average remaining term of 3.59 years. We have no consolidated debt that matures in 2012. See “—Indebtedness” below for additional information with respect to our consolidated debt.

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

Pacific Office Properties Trust, Inc.

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

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through December 31, 2012, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2012, the cumulative unpaid distributions attributable to Preferred Units were $4.0 million.

Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and “Risk Factors” in Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Cash Flows

Net cash provided by operating activities for the Company for the nine months ended September 30, 2012 was $0.2 million compared to $3.3 million for the nine months ended September 30, 2011.  The decrease in operating cash flows was primarily due to the release of a letter of credit of $1.5 million related to a City Square loan and a refund of a deposit of $2.0 million related to an unsuccessful acquisition, both of which were non-recurring items during the nine months ended September 30, 2011.

Net cash provided by investing activities for the Company for the nine months ended September 30, 2012 was $8.6 million compared to net cash used in investing activities of $4.1 million for the nine months ended September 30, 2011. The increase was primarily the result of net proceeds from the sale of our First Insurance Center property ($17.3 million), partially offset by a $5.5 million increase in additions to and improvements of real estate, primarily related to the purchase of the land underlying the Clifford Center property during the current period. In addition, no investments in unconsolidated joint ventures were made, including interim financing, during the nine months ended September 30, 2012.

Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2012 compared to net cash used in financing activities of $3.5 million during the nine months ended September 30, 2011.  The increase is primarily due to proceeds received from a mortgage note payable for a portion of the Clifford Center land purchase consideration, and no distributions to non-controlling interests were made during the nine months ended September 30, 2012. These increases were partially offset by the payment on settlement of debt associated with the Sorrento Technology Center loan foreclosure and the absence of borrowings under the revolving credit facility during the current year period. In addition, a payment on settlement of debt associated with Contribution Properties was made during the nine months ended September 30, 2012.

Indebtedness

Mortgage and Other Loans -

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving

Pacific Office Properties Trust, Inc.

line of credit as of September 30, 2012. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center (1)	$2,623	4.375%	8/15/2014	$1,896	(2)
Clifford Center Land	4,803	4.00%	2/17/2017	4,255	(3)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(4)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(5)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(6)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(7)
Subtotal	273,426
Revolving line of credit (8)	25,000	1.25%	12/31/2013	25,000
Outstanding principal balance	298,426
Less: Unamortized discount, net	(577)
Net	$297,849

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

As of September 30, 2012, our ratio of total consolidated debt to total market capitalization was 90.1%. Our total market capitalization of $354.8 million includes our total consolidated debt of $319.5 million, the market value of our Class A Common Stock and equivalents outstanding of $11.1 million (based on the closing price of our Class A Common Stock of $0.22 per share on the OTCQB tier of the OTC Marketplace on September 28, 2012) and the market value of our outstanding Senior Common Stock of $24.1 million (based on its $10.00 per share offering price).

Revolving Line of Credit -

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of September 30, 2012 and December 31, 2011, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

As security for the FHB Credit Facility, as amended, Shidler LP, a Hawaii limited partnership controlled by Mr. Shidler, has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to

Pacific Office Properties Trust, Inc.

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

Subordinated Promissory Notes -

As of September 30, 2012 and December 31, 2011, we had promissory notes payable to certain affiliates in the aggregate principal amount of $21.1 million, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through September 30, 2012, interest payments on the outstanding unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At September 30, 2012 and December 31, 2011, $7.5 million and $6.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this report.

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

3.8
Articles of Amendment of the Company dated May 21, 2012 (previously filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-09900) and incorporated herein by reference).

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	November 9, 2012	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)