Form 10-K
period 2012-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2013-03-15
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(b) of the Act:
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant computed by reference to the last sale price of the registrant’s Class A Common Stock on the OTCQB tier of the OTC Markets on June 29, 2012 was $307,157.

As of March 14, 2013 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-K

i

PART I

ITEM 1.  -  BUSINESS

Pacific Office Properties Trust, Inc. is a Maryland corporation which has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, which we refer to as the Code.  We are a REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2012, we owned four office properties comprising 1.2 million rentable square feet and interests (ranging from 5.0% to 32.2%) in 13 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in nine of the joint venture properties, comprising 2.1 million rentable square feet.

Following our formation transactions and through January 2011, we were externally advised by Pacific Office Management, Inc., referred to as Pacific Office Management, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, and certain of our current and former executive officers and James C. Reynolds, who beneficially owns 12% of our Class A Common Stock. Pacific Office Management was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 and internalized management. From February 1, 2011 through March 31, 2012, we remained self-managed.

Effective April 1, 2012, we became externally advised once again. Our advisor is Shidler Pacific Advisors, LLC, referred to as Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Lawrence J. Taff, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners, Inc., an entity owned by James R. Ingebritsen, our former Chief Executive Officer; Matthew J. Root, our former Chief Investment Officer; and Mr. Reynolds, all of whom combined beneficially own 22% of our Class A Common Stock.

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

As part of the formation transactions, POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler, which we refer to as Venture, contributed to our Operating Partnership ownership interests in eight wholly-owned properties and one property in which it held a 7.5% managing ownership interest. We refer to these properties as the Contributed Properties.  In exchange for its contribution to the Operating Partnership of the Contributed Properties, Venture received 13,576,165 common units in our Operating Partnership, referred to as Common Units, together with 4,545,300 Class A convertible preferred units in our Operating Partnership, referred to as Preferred Units, and $16.7 million in promissory notes.

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

As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units (representing 46,173,693 common share equivalents) issued in connection with the formation transactions, notwithstanding any restrictions on redemption of the

Operating Partnership units. This number will decrease to the extent that these Operating Partnership units are redeemed in the future. The number will not increase in the event of subsequent unit issuances by our Operating Partnership. As of December 31, 2012, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

In connection with our formation transactions, Venture also granted us options to acquire managing ownership interests in five additional office properties. We exercised these options in multiple transactions in 2008. The acquisition of our managing ownership interest in a joint venture, which we refer to as POP San Diego I, which held four office properties (Torrey Hills Corporate Center, Palomar Heights Plaza, Palomar Heights Corporate Center and Scripps Ranch Center) comprising 181,664 square feet located in San Diego, California was funded by issuing 396,526 Common Units on April 30, 2008 and 326,576 Common Units on June 19, 2008 that were valued at $6.5589 per unit and $6.8107 per unit, respectively. A total of 524,839 of these Common Units remain outstanding and are redeemable by the holders on a one-for-one basis for shares of our Class A Common Stock or cash, as elected by a majority of our independent directors.

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

In addition, our properties may not be able to be rebuilt to their existing height, size or utility at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications or operate it in accordance with its current use, or we may be required to upgrade such property in connection with any rebuilding to meet current code requirements.

Competition

We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire or to entice new tenants to lease space in our properties. In that case, our financial condition, results of operations, cash flow, market price of our Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.

Employment

We internalized our management by acquiring Pacific Office Management along with its employees effective as of February 1, 2011 through March 31, 2012.  Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors and once again have no employees of our own.

Available Information

Our website is located at http://www.pacificofficeproperties.com. We make available free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330), on official business days during the hours of 10:00 am to 3:00 pm. The SEC maintains an Internet site (http://

www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  -  RISK FACTORS

The following section sets forth material factors that may adversely affect our business and operations.  This is not an exhaustive list, and additional factors could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  This discussion of risk factors includes many forward-looking statements.  For cautions about relying on forward-looking statements, please refer to the section entitled “Note Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to our Business and Properties

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.

We have not achieved positive cash flow from operations since our formation transactions were consummated in March 2008. Moreover, in February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us. We expect that our funds from operations will be insufficient to meet working capital requirements and to fund discretionary leasing capital and tenant improvements. Accordingly, we expect that we will need to sell existing properties, contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity, to meet these needs.  In June 2012, we completed the sale of our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). We believe the net proceeds from the sale of this property, plus other cash on hand, should be sufficient to meet working capital requirements and fund required capital expenditures and leasing costs through 2013.  However, the rate at which we deplete our cash may be affected by changes in our business, whether or not initiated by us, or by other circumstances that may or may not be within our control, including the scheduled maturity of our fully-drawn $25 million unsecured credit facility on December 31, 2013. On February 28, 2013, we entered into an agreement to sell our Clifford Center property to an unaffiliated third party for cash consideration of $11.2 million, which, if completed, would result in expected cash proceeds to us of approximately $4.0 million after payment of the existing debt encumbering the property and before transaction expenses.  The completion of the sale of our Clifford Center is subject to customary closing conditions, and we cannot be certain that we will be able to complete the sale or to raise additional capital on acceptable terms or at all. If we are unable to raise needed capital, our ability to operate our properties may suffer and our ability to operate the company will be impaired.

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

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that any potential liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced.

We have a substantial amount of debt outstanding, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of additional default under our debt obligations.

As of December 31, 2012, our total consolidated indebtedness was $318.9 million. Our unconsolidated joint venture properties are also leveraged with an aggregate of $230.7 million in indebtedness as of December 31, 2012.

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, the market price of our Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

We may be unable to refinance, extend or repay our substantial indebtedness at maturity, including indebtedness of our unconsolidated joint venture properties that is matured and unpaid.

As of December 31, 2012, we had a fully-drawn $25 million unsecured credit facility scheduled to mature on December 31, 2013. We also had promissory notes payable to certain affiliates in the aggregate principal amount of $21.1 million, scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, subject to our option to extend maturity for one additional year. We have extended the maturity of the promissory notes maturing on March 19, 2013 through May 31, 2013, and expect to extend the maturity of the remaining promissory notes, for the additional year. We cannot assure you that we will be able to refinance, extend or repay our substantial indebtedness on acceptable terms or at all.  The ability to refinance our indebtedness continues to be negatively affected by the ongoing tightness in the credit markets, which has significantly reduced the capacity levels of commercial lending, and may also be negatively affected by the real or perceived decline in the value of our properties based on general economic conditions.

In addition, as of December 31, 2012, our unconsolidated joint venture properties had, in the aggregate, $125.2 million of debt that was in default. Of the debt that was in default, $1.8 million and $123.4 million of debt is secured by the Palomar Heights Plaza and SoCal Portfolio properties, respectively. On January 31, 2013, the Palomar Heights Plaza property was sold in a foreclosure sale as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.” The SoCal Portfolio includes 13 office and flex buildings totaling 757,000 rentable square feet situated on five properties (Via Frontera Business Park, Savi Tech Center, Yorba Linda Business Park, South Coast Executive

Center and Gateway Corporate Center) in Los Angeles, Orange and San Diego counties in southern California. If we or our joint venture partners are unable to service this debt, the lenders may foreclose on our joint venture properties or the joint ventures may have to deed properties back to the applicable lenders or otherwise dispose of properties, possibly on disadvantageous terms.  There can be no assurance that joint venture operations or contributions by us and/or our joint venture partners will be sufficient to repay these loans.

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

Because all of our properties are concentrated in Honolulu, Phoenix and southern California, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. All of our wholly-owned properties are located in Honolulu. We are susceptible to adverse developments in the Honolulu, Phoenix and southern California economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, hurricanes, floods, wildfires and other events). In particular, California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate markets in Honolulu, Phoenix or southern California, or any decrease in demand for office space resulting from the Honolulu, Phoenix or southern California regulatory or business environments, could adversely impact our financial condition, results of operations and cash flow, the market price of our Class A Common Stock and our ability to satisfy our debt service obligations and to pay dividends to stockholders.

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases without a corresponding decrease in expenses. Costs associated with real estate investments, such as real estate taxes, ground lease payments, insurance, loan payments and maintenance, generally will not be reduced even if the vacancy rate at a property increases or rental rates decrease. If we cannot operate our properties so as to meet our financial expectations, our financial condition, results of operations, cash flow, the market price of our Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected. There can be no assurance that we can achieve our economic objectives.

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

Our future success depends on the ability of Shidler Pacific Advisors to operate properties, and Shidler Pacific Advisors’ failure to operate our properties in a sufficient manner could have a material adverse effect on the value of our real estate investments and results of operations.

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors. We depend on the ability of Shidler Pacific Advisors to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses. Shidler Pacific Advisors is not required to dedicate any particular number of employees or employee hours to our business in order to fulfill its obligations under our Advisory Agreement with them. We are subject to the risk that Shidler Pacific Advisors can terminate the Advisory Agreement and that no suitable replacement may be found to manage us. We believe that our success depends to a significant extent upon the experience of Shidler Pacific Advisors’ executive officers, whose continued service is not guaranteed. If Shidler Pacific Advisors terminates its Advisory Agreement with us, we may not be able to execute our business plan and may suffer losses, which could have a material adverse effect on our ability to make distributions to our stockholders. The failure of Shidler Pacific Advisors to operate our properties and manage our other investments may adversely affect the underlying value of our real estate investments, the results of our operations and our ability to make distributions to our stockholders and to pay amounts due on our indebtedness.

Our operating expenses may increase, causing our results of operations to be adversely affected.

As expected, following the externalization of our management on April 1, 2012, our general and administrative costs decreased as we no longer incur management-related services and costs such as salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies. Under our Advisory Agreement, these services and costs are the responsibility of Shidler Pacific Advisors, in exchange for corporate management fees that we pay to Shidler Pacific Advisors. Shidler Pacific Advisors has the right under our Advisory Agreement with it to renegotiate quarterly the amount of its corporate management fee, which may result in increased corporate management fees. Further, under the Advisory Agreement, we continue to be directly liable for certain direct costs, such as legal and accounting fees, that have been substantial in the past and are expected to be substantial in the future. Property management and related services for our wholly owned properties, for which we ceased paying fees upon our internalization of management in February 2011, are performed by Shidler Pacific Advisors following externalization for fees paid by us. Other factors that may adversely affect our ability to control operating costs include the need to pay for property insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

We no longer receive property management and other services revenues following the externalization of our management effective April 1, 2012, causing our results of operations to be adversely affected.

Following the externalization of our management effective April 1, 2012, we no longer receive property management and other fees from our property management and related activities at our wholly-owned and joint venture properties. Shidler Pacific Advisors is responsible for the day-to-day operation and management of our wholly-owned properties and an affiliate of Messrs. Ingebritsen, Root and Reynolds is responsible for the day-to-day operation and management of our joint venture properties, both of which receive property management and other related fees for such services. Currently, the property management fees range from 2.5% to 4.5% of the rental cash receipts collected by the properties. There can be no assurance that such fees will not increase in the future since such property management and other related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Shidler Pacific Advisors’ corporate management fee is payable regardless of our performance, which may reduce its incentive to devote time and resources to our portfolio.

Shidler Pacific Advisors is entitled to receive a corporate management fee of $213,300 per quarter, which may be adjusted upon agreement of the parties not later than 90 days prior to the beginning of any calendar quarter. Shidler Pacific Advisors’ entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

We face intense competition, which may decrease, or prevent increases of, the occupancy and rental rates of our properties.

We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire or to entice new tenants to lease space in our properties. In that case, our financial condition, results of operations, cash flow, the market price of our Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time, which would negatively impact our ability to generate cash flow growth.

We may be unable to realize our asking rents across the properties in our portfolio because of:

•	competitive pricing pressure in our markets;

•	adverse conditions in the Honolulu, Phoenix or southern California real estate markets;

•	general economic downturn; and

•	a lesser desirability of our properties compared to other properties in our markets.

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

Leases representing 12.5% of the rentable square feet of our total portfolio are scheduled to expire in 2013.  We may be unable to renew leases or lease vacant space at favorable rates or at all, which would negatively impact our ability to generate cash flow.

As of December 31, 2012, leases representing 12.5% of the 3,304,192 rentable square feet of our total portfolio (including our consolidated properties and unconsolidated joint venture properties) are scheduled to expire in 2013, and an additional 22.9% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. In addition, some of our leases include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

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

Global market and economic conditions may adversely affect our liquidity and financial condition and those of our tenants, as well as the pricing of real estate assets.
In the United States, market and economic conditions continue to be challenging with stricter regulations and modest growth. While recent economic data reflects moderate economic growth in the United States, the cost and availability of credit may continue to be adversely affected by governmental budget and global economic factors. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs. Furthermore, any turmoil in the capital or credit markets could adversely impact the overall amount of capital and debt financing available to invest in real estate, which may result in decreases in price or value of real estate assets.

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

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the real estate assets owned by us as well as the value of our joint venture investments. There may be significant uncertainty in the valuation, or in the stability of the cash flows, discount rates and other factors related to such assets due to the adverse market and economic conditions that could result in a substantial decrease in their value. We may be required to recognize asset and goodwill impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, our properties may not be able to be rebuilt to their existing height, size or utility at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications or operate it in accordance with its current use, or we may be required to upgrade such property in connection with any rebuilding to meet current code requirements.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, missed reporting deadlines and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our tenants and investors generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Compliance with ADA, fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distribution to our stockholders.

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. The obligation to make readily achievable accommodations is an ongoing one, and continual assessment of the properties is required. Although we believe that our properties in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine compliance, and we are aware that some particular properties may not be in compliance with the ADA. If one or more of our currently owned properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Noncompliance could result in the imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at noncompliant properties could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, the market price of our Class A Common Stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders could be adversely affected. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

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

If we default on the ground lease to which one of our properties is subject, our business could be adversely affected.

We currently hold a long-term ground leasehold interest in our Waterfront Plaza property. For this property, instead of owning fee title to the land, we are the lessee under a long-term ground lease. If we default under the terms of this lease, we may be liable for damages and could lose our leasehold interest in the property. If any of these events were to occur, our business and results of operations would be adversely affected.

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

In the future, we may become subject to litigation, including claims relating to our operations, the internalization of our management in 2011, the subsequent externalization of our management in 2012, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows and/or expose us to increased risks that would be uninsured. Even if we are successful in defending ourselves, certain litigation may require significant attention from our external management team and distract them from the management of our operations, adversely affecting our financial condition and results of operations.

If we fail to satisfy the regulatory requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the market price of our Class A Common Stock.

As a public company, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. Although management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the market price of our Class A Common Stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

Risks Related to Conflicts of Interest and Certain Relationships

There may be various conflicts of interest resulting from the relationships among us, our management and other parties.

There may be conflicts of interest among us, our management and other parties. These potential conflicts of interest include the following:

•
Certain of our directors and officers are also officers, managers and members of Shidler Pacific Advisors and may, therefore benefit from the compensation arrangements relating to Shidler Pacific Advisors under our Advisory Agreement with that entity, which were not the result of arm’s-length negotiations.

•
Certain of our former directors and officers, as well as a current shareholder who beneficially owns 12% of our Class A Common Stock, are also officers, directors and shareholders of Parallel Capital Partners, Inc., which manages all of our joint venture properties and may, therefore, benefit from the compensation arrangements relating to Parallel Capital Partners, Inc. under the asset management agreements relating to those properties.

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

•
The debt we maintain for our consolidated properties and unconsolidated joint venture properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities is guaranteed by Mr. Reynolds, a current shareholder who beneficially owns 12% of our Class A Common Stock. The lender’s collateral for the Clifford Center note payable is secured, in part, by certain guaranty and indemnity obligations of Messrs. Shidler and Reynolds. Our Operating Partnership has entered into certain indemnity agreements with Messrs. Shidler and Reynolds in order to indemnify each of them under these guaranties and indemnities. Our Operating Partnership’s specific indemnity obligation in each of these indemnity agreements is basically to defend, indemnify and hold harmless Mr. Shidler or Mr. Reynolds from and against any and all demands, claims, causes of action, judgments, losses, costs, damages and expenses, including attorneys’ fees and costs of litigation arising from or relating to any or all of the guaranty or indemnity obligations of Mr. Shidler or Mr. Reynolds following formation.

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

We are controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our board of directors, controls Venture and is the sole owner and manager of Shidler Pacific Advisors, our external advisor. As part of our formation transactions, we issued one share of Proportionate Voting Preferred Stock, which is entitled to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units that we issued in connection with the formation transactions. This share of Proportionate Voting Preferred Stock is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions. Venture holds those Common Units and Preferred Units and is controlled by Mr. Shidler. As of December 31, 2012, the one share of Proportionate Voting Preferred Stock represented 88% of our voting power. Therefore, because of his position with us, Shidler Pacific Advisors, Venture and Pacific Office Holding, Inc. and the additional shares of our Class A Common Stock that he holds, Mr. Shidler has the ability to effectively vote 91.5% of our currently outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other stockholders do not support.

Messrs. Shidler, Ingebritsen and Root may compete with us and, therefore, may have conflicts of interest with us.

In connection with the externalization of management that we effectuated April 1, 2012, we released Mr. Shidler, who is the Chairman of our board of directors from a Noncompetition Agreement with us. Further, in connection with their resignations as our directors and officers, we released Messrs. Ingebritsen and Root from certain obligations of confidentiality that they have to us. As a result, Messrs. Shidler, Ingebritsen and Root may invest in office properties in Phoenix, southern California or Hawaii that are in markets in which we own an office property. It is therefore possible that a property in which any of Messrs. Shidler, Ingebritsen or Root or their affiliates have an interest may compete with us in the future.

Risks Related to our Capital Stock, our Corporate Structure and our Status as a REIT

Our Class A Common Stock is quoted on the OTCQB tier of the OTC Markets, which may have an unfavorable impact on our stock price and liquidity.
Our Class A Common Stock is currently quoted on the OTCQB tier of the OTC Markets, which is a significantly more limited trading market than the NYSE Amex (where it was listed until April 2012). We have no specialist or market maker that is obligated to maintain a market in our stock. Furthermore, brokers and dealers making quotations are not obligated to engage in transactions in our Class A Common Stock at quoted or any other prices. The quotation of our shares on the OTCQB has resulted in and will likely continue to result in a less liquid market available for existing and potential stockholders to trade shares of our Class A Common Stock than when our shares were listed on the NYSE Amex, could depress the trading price of our Class A Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.
When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our Class A Common Stock, there may be a lower likelihood of orders for shares of our Class A Common Stock being executed, and current prices may differ significantly from the price that was quoted at the time of entering the order.
We expect that the volume of trading of our Class A Common Stock will remain low and the market for selling our shares will remain limited.
Our Class A Common Stock has historically been sporadically or thinly traded, and even more so following its delisting from the NYSE Amex in April 2012. The trading volume of our Class A Common Stock may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in unlisted stocks, and certain major brokerage firms restrict their brokers from recommending unlisted stocks because they are considered speculative and volatile. The OTCQB is an inter-dealer market much less regulated than the major exchanges, and our Class A Common Stock is subject to abuses, volatility and shorting. As a result, the number of persons interested in purchasing our Class A Common Stock at or near ask prices at any given time may be relatively small or non-existent. There may be periods of several days or more when trading activity in our shares is low and a stockholder may be unable to sell his shares of Class A Common Stock at an acceptable price, or at all. We cannot give stockholders any assurance that a broader or more active public trading market for our Class A Common Stock will develop or be sustained, or that current trading levels will be sustained.
The trading volume of our Class A Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Class A Common Stock on the OTCQB may not necessarily be a reliable indicator of its fair market value. Further, we are not able to compel continued quotations on the OTCQB. If we cease to be quoted, holders would find it more difficult to dispose of our Class A Common Stock or to obtain accurate quotations as to the market value of our Class A Common Stock and as a result, the market value of our Class A Common Stock likely would decline.

Our Class A Common Stock may be governed by the “penny stock rules,” which impose additional requirements on broker-dealers who engage in transactions in our Class A Common Stock.

SEC rules require a broker-dealer to provide certain information to purchasers of securities traded at less than $5.00 which are not traded on a national securities exchange. Because our Class A Common Stock is no longer listed on an exchange and trades below that price, our Class A Common Stock is considered a “penny stock,” and trading in our Class A Common Stock is subject to the requirements of Rules 15g-1 through 15g-9 under the Exchange Act, or the penny stock rules. The penny stock rules require a broker-dealer effecting certain types of transactions in penny stocks to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer may also be required to give bid and offer quotations and broker and salesperson compensation information to the purchaser orally or in writing before or with the confirmation of the transaction. In addition, the penny stock rules may require a broker-dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before a transaction in a penny stock. These requirements may severely limit the liquidity of securities in the secondary market because few broker-dealers may be likely to undertake these compliance activities. Further, certain investors may have policies or may otherwise be prohibited from investing in securities subject to these requirements. Therefore, the disclosure requirements under the penny stock rules may have the effect of reducing trading activity in our Class A Common Stock, which may make it more difficult for holders to sell their shares.

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

We did not declare a dividend on our Class A Common Stock in 2012 or 2011, and do not currently expect to declare a dividend on our Class A Common Stock in 2013.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2012 or 2011, and does not expect to do so in 2013.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

Any dividends or other distributions we pay in the future will depend upon our legal and contractual obligations, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. We cannot guarantee that we will be able to pay dividends (including dividends on our Senior Common Stock) on a regular basis or at all in the future.

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

Certain provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of their performance.  These provisions cover, among other topics, the following:

•	removal of directors;

•	limitation on stockholder-requested special meetings;

•	advance notice provisions for stockholder nominations and proposals;

•	exclusive power of our board to amend our bylaws;

•	issuance of preferred stock;

•	restrictions on transfer and ownership of shares of our stock; and

•	duties of directors with respect to unsolicited takeovers.

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

We will continue to elect to treat one of our subsidiaries, Pacific Office Management, as a taxable REIT subsidiary for federal income tax purposes upon the filing of its 2012 tax return, and we may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

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

None.

ITEM 2.  -  PROPERTIES

Our property portfolio is comprised primarily of institutional-quality office buildings located principally in selected long-term growth markets in Hawaii and southern California. Each property is owned either through entities wholly-owned by us or through joint ventures.  We hold managing ownership interests in four of our seven joint ventures. One of our joint ventures owns a sports club associated with our City Square property in Phoenix, Arizona.

As of December 31, 2012, we owned 16 office properties, including the interests in our joint venture properties, comprising 3.3 million rentable square feet in 31 buildings. The following tables contain descriptive information about all of our properties as of December 31, 2012, excluding the City Square Sports Club.

Property	No. of Buildings	Year Built/ Renovated	Rentable Sq.Ft.	Annualized Rent(1)	Percentage Ownership	Interest
Wholly-Owned Properties
Waterfront Plaza	1	1988/2006	555,780	$18,664,178	100%	Leasehold
500 Ala Moana Boulevard
Honolulu, HI 96813

Davies Pacific Center	1	1972/2006	376,093	9,406,416	100%	Fee Simple
841 Bishop Street
Honolulu, HI 96813

Pan Am Building	1	1969/2005	225,546	6,893,424	100%	Fee Simple
1600 Kapiolani Boulevard
Honolulu, HI 96814

Clifford Center(2)	1	1964/2005	77,693	1,360,618	100%	Fee Simple
810 Richards Street
Honolulu, HI 96813

Total Wholly-Owned Properties	4		1,235,112	$36,324,636

Property	No. of Buildings	Year Built/ Renovated	Rentable Sq.Ft.	Annualized Rent(1)	Percentage Ownership	Interest
Joint Venture Properties
City Square	3	1961/1988	749,578	$8,803,662	5%	Fee Simple
3800 North Central Avenue		1971/1994
3838 North Central Avenue		1965/2000
4000 North Central Avenue
Phoenix, AZ 85012

Pacific Business News Building	1	1964/2006	97,467	1,754,045	5%	Fee Simple
1833 Kalakaua Avenue
Honolulu, HI 96815

Bank of Hawaii Waikiki Center(3)	1	1980/1989	153,889	7,404,594	17.5%	Leasehold
2155 Kalakaua Avenue
Honolulu, HI 96815

Torrey Hills Corporate Center	1	1998	23,478	579,665	32.17%	Fee Simple
11250 El Camino Real
San Diego, CA 92130

Scripps Ranch Business Park	2	1984/2006	48,146	882,787	32.17%	Fee Simple
9775 Business Park Avenue
10021 Willow Creek Road
San Diego, CA 92131

Palomar Heights Plaza	3	2001	45,538	617,135	32.17%	Fee Simple
5860 Owens Avenue
5868 Owens Avenue
5876 Owens Avenue
Carlsbad, CA 92008

Via Frontera Business Park	2	1979/1996	75,651	579,998	10%	Fee Simple
10965 Via Frontera Drive
10993 Via Frontera Drive
San Diego, CA 92127

Savi Tech Center	4	1989	371,098	6,655,632	10%	Fee Simple
22705 Savi Ranch Parkway
22715 Savi Ranch Parkway
22725 Savi Ranch Parkway
22745 Savi Ranch Parkway
Yorba Linda, CA 92887

Property	No. of Buildings	Year Built/ Renovated	Rentable Sq.Ft.	Annualized Rent(1)	Percentage Ownership	Interest
Yorba Linda Business Park	5	1988	164,121	1,672,165	10%	Fee Simple
22833 La Palma Avenue
22343 La Palma Avenue
22345 La Palma Avenue
22347 La Palma Avenue
22349 La Palma Avenue
Yorba Linda, CA 92887

South Coast Executive Center	1	1980/1997	60,798	946,169	10%	Fee Simple
1503 South Coast Dr.
Costa Mesa, CA 92626

Gateway Corporate Center	1	1987	85,048	1,166,919	10%	Fee Simple
1370 Valley Vista Drive
Diamond Bar, CA 91765

Valencia Corporate Center	3	1997-2007	194,268	4,791,503	5%	Fee Simple
28490 Avenue Stanford
28480 Avenue Stanford
28470 Avenue Stanford
Santa Clarita, CA 91355

Total Joint Venture Properties	27		2,069,080	$35,854,274

Total Properties	31		3,304,192	$72,178,910
____________________________

(1)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2012. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2012 actual expense reimbursement billings. Joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. No portion of the joint venture properties’ annualized rent is consolidated in our consolidated financial statements because our interests in our joint venture properties are accounted for under the equity method of accounting.

(2)
On February 23, 2012, we acquired the fee interest in the land underlying the Clifford Center property. On February 28, 2013, we entered into an agreement to sell our Clifford Center property to an unaffiliated third party. The completion of the sale transaction is scheduled to occur in the second quarter of 2013.

(3)	In February 2013, the joint venture completed the sale of our Bank of Hawaii Waikiki Center joint venture property to an unaffiliated third party.

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our properties at December 31 of each of the past five years commencing with the year of the property’s acquisition by either the Company or affiliates of The Shidler Group.

	Percent Leased(1)					Annualized Rent Per Leased SF(2)
Property	2008	2009	2010	2011	2012	2008	2009	2010	2011	2012
Wholly-Owned Properties
Waterfront Plaza	86%	94%	93%	92%	90%	$33.95	$37.12	$37.71	$38.53	$38.94
Davies Pacific Center	87%	86%	81%	76%	77%	35.93	35.12	35.79	34.77	34.48
Pan Am Building	97%	93%	88%	89%	90%	38.83	38.57	36.97	37.07	36.51
Clifford Center	81%	83%	74%	76%	58%	29.39	31.95	33.09	32.04	31.26
Weighted Average: Wholly-Owned Properties					84%					$36.65

Joint Venture Properties
Bank of Hawaii Waikiki Center	87%	86%	87%	86%	85%	$54.05	$52.25	$56.21	$56.56	$56.69
Pacific Business News Building	73%	73%	68%	52%	60%	31.36	32.33	32.64	33.07	31.98
City Square	77%	72%	71%	70%	63%	20.35	20.64	20.62	20.44	20.19
Scripps Ranch Business Park	85%	44%	49%	74%	74%	18.89	26.20	25.04	27.30	26.13
Torrey Hills Corporate Center	100%	89%	11%	11%	88%	40.00	41.81	40.80	42.02	27.79
Palomar Heights Plaza	88%	70%	74%	64%	51%	25.08	23.07	24.19	24.64	26.19
Via Frontera Business Park	93%	100%	51%	51%	41%	19.39	18.68	18.08	18.70	18.81
South Coast Executive Center	60%	51%	65%	68%	83%	25.43	25.82	19.51	21.98	18.87
Savi Tech Center	97%	97%	100%	100%	87%	18.80	19.26	20.03	20.00	21.20
Yorba Linda Business Park	87%	94%	81%	87%	91%	11.65	11.66	10.41	10.35	11.10
Valencia Corporate Center	—	—	—	78%	79%	—	—	—	30.27	31.30
Gateway Corporate Center	94%	91%	90%	79%	53%	27.45	26.65	27.47	26.30	25.75
Weighted Average: Joint Venture Properties					72%					$24.46

Weighted Average: Total Portfolio					77%					$29.02
____________________________

(1)	Based on leases signed as of December 31 of each historical year and rentable square footage.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2012. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2012 actual expense reimbursement billings. Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. Annualized Rent per Leased Square Foot represents Annualized Rent divided by square feet of commenced leases as of December 31, 2012.

Tenant Diversification

The following tables provide information on the ten largest tenants, by annualized rent, in our wholly-owned and joint venture properties as of December 31, 2012. No single tenant accounts for 10% or more of our total consolidated revenues.

Tenant	Lease Expiration	Rentable Square Feet	Annualized Rent(1)	% of Total Annualized Rent	Property	Industry
Wholly-Owned Properties
Farmers Insurance Hawaii, Inc.	12/31/2017	76,828	$3,381,767	9.31%	Waterfront Plaza	Insurance
General Services Administration	6/20/2025	43,727	1,911,370	5.26%	Waterfront Plaza	Government
Oahu Publications Inc.	1/31/2018	30,399	1,303,349	3.59%	Waterfront Plaza	Media and Journalism
AT&T Corp.	6/30/2015	26,160	1,092,863	3.01%	Waterfront Plaza	Communications
McCorriston Miller Mukai MacKinnon LLLP	12/31/2021	29,231	866,371	2.39%	Waterfront Plaza	Legal Services
Honolulu Surgery Center L.P.	6/30/2025	17,026	810,064	2.23%	Waterfront Plaza	Medical
Royal State Financial Corp.	1/31/2015	20,915	794,226	2.19%	Pan Am Building	Insurance
Hilton Grand Vacations Company LLC	3/13/2018	19,263	789,860	2.17%	Pan Am Building	Tourism and Hospitality
Covance CRU Inc.	4/30/2016	18,665	689,682	1.90%	Waterfront Plaza	Medical
Hawaii HIDTA	9/30/2019	18,589	659,850	1.81%	Waterfront Plaza	Government
Total Annualized Rent for Top 10 Tenants – Wholly-Owned Properties			$12,299,402	33.86%
Total Annualized Rent – Wholly-Owned Properties			$36,324,636

Joint Venture Properties
Carefusion Inc.	2/28/2015	130,000	$2,961,872	8.26%	Savi Tech Center	Medical
Nobel Biocare USA Inc.	10/31/2017	122,361	2,626,450	7.33%	Savi Tech Center	Medical
Bank of Hawaii	1/31/2038	11,561	2,269,572	6.33%	Bank of Hawaii Waikiki Center	Financial Services and Banking
AZ Dept of Economic Security	12/31/2015	107,744	2,061,454	5.75%	City Square	Government
Insurance Company of the West	6/30/2019	43,956	1,513,235	4.22%	Valencia Corporate Center	Insurance
JTB Hawaii Inc.	12/31/2017	27,293	1,165,531	3.25%	Bank of Hawaii Waikiki Center	Tourism and Hospitality
Teddy Bear Museum Inc.	10/31/2020	18,788	1,026,769	2.86%	Bank of Hawaii Waikiki Center	Retail - Miscellaneous
Ashley Furniture Homestore	9/30/2016	46,176	1,026,747	2.86%	Savi Tech Center	Retail - Miscellaneous
AZ DES - Social Security	5/31/2017	39,524	820,913	2.29%	City Square	Government
County of Los Angeles	5/20/2017	32,743	817,265	2.28%	Valencia Corporate Center	Government
Total Annualized Rent for Top 10 Tenants – Joint Venture Properties			$16,289,808	45.43%
Total Annualized Rent – Joint Venture Properties			$35,854,274
____________________________

(1)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2012. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2012 actual expense reimbursement billings.  Annualized rent for the tenants of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest.

The following table contains information about tenants who occupy more than 10% of any of our properties as of December 31, 2012. Four properties have no tenant that occupies more than 10% of the rentable area. No tenant occupies more than 10% of the aggregate rentable area of all of our properties combined.

Property/Tenant	Industry	Lease Expiration(1)	Renewal Option	Total Leased Square feet	% of Rentable Square Feet	Annualized Rent(2)	% of Annualized Rent
Wholly-Owned Properties
Waterfront Plaza
Farmers Insurance Hawaii, Inc.	Insurance	12/31/2017	Yes(3)	76,828	13.82%	$3,381,767	18.12%

Joint Venture Properties
City Square
AZ Dept of Economic Security	Government	12/31/2015	Yes(4)	107,744	14.37%	$2,061,454	23.42%
Bank of Hawaii Waikiki Center
JTB Hawaii Inc.	Tourism & Hospitality	12/31/2017	Yes(5)	27,293	17.74%	$1,165,531	15.74%
Teddy Bear Museum Inc.	Retail - Miscellaneous	10/31/2020	Yes(6)	18,788	12.21%	$1,026,769	13.87%
Aston Hotels & Resorts LLC	Tourism & Hospitality	10/31/2019	Yes(7)	17,747	11.53%	$641,444	8.66%
Scripps Ranch Business Park
Jones & Stokes Associates Inc.	Accounting & Management Consulting	3/31/2015	Yes(8)	15,356	31.89%	$400,064	45.32%
Department of Insurance	Government	3/31/2022	Yes(9)	10,755	22.34%	$302,040	34.21%
Centerbeam Inc.	Information Technology	5/31/2016	Yes(10)	5,484	11.39%	$128,326	14.54%
Torrey Hills Corporate Center
3Trace	Information Technology	10/31/2017	Yes(11)	12,417	52.89%	$280,800	48.44%
Summa Consulting LLC	Educational Services	11/30/2017	Yes(12)	5,798	24.70%	$184,376	31.81%
Pacific Hospitality Group Inc.	Construction	4/30/2015	Yes(13)	2,645	11.27%	$114,488	19.75%
Palomar Heights Plaza
LMR Solutions LLC	Services - Miscellaneous	1/31/2013	None	8,758	19.23%	$282,446	45.77%
Via Frontera Business Park
Xpress Data Inc.	Media & Journalism	9/30/2015	Yes(14)	15,298	20.22%	$250,508	43.19%
South Coast Executive Center
Consumer Protection Assistance Coalition Inc	Services - Miscellaneous	4/30/2018	Yes(15)	6,855	11.28%	$81,437	8.61%
Savi Tech Center
Carefusion Inc	Medical	2/28/2015	None	130,000	35.03%	$2,961,872	44.50%
Nobel Biocare USA Inc.	Medical	10/31/2017	Yes(16)	122,361	32.97%	$2,626,450	39.46%
Ashley Furniture Homestore	Retail – Miscellaneous	9/30/2016	None	46,176	12.44%	$1,026,747	15.43%
Yorba Linda Business Park

Property/Tenant	Industry	Lease Expiration(1)	Renewal Option	Total Leased Square feet	% of Rentable Square Feet	Annualized Rent(2)	% of Annualized Rent
AJ Oster West Inc	Services - Miscellaneous	3/31/2014	Yes(17)	50,282	30.64%	$453,045	27.09%
Valencia Corporate Center
Insurance Company of the West	Insurance	6/30/2019	Yes(18)	43,956	51.68%	$1,513,235	31.58%
County of Los Angeles	Government	5/20/2017	Yes(19)	32,743	38.50%	$817,265	17.06%
Scorpion Design Inc.	Media & Journalism	1/31/2016	None	15,860	18.65%	$514,217	10.73%
Psomas	Architectural & Engineering	11/30/2017	Yes(20)	15,312	18.00%	$555,147	11.59%
North Los Angeles Regional Center	Government	7/31/2013	Yes(21)	10,743	12.63%	$348,231	7.27%
Gateway Corporate Center
University of Phoenix	Educational Services	9/30/2014	None	30,627	36.01%	$783,599	67.15%
____________________________

(1)	Expiration dates assume no exercise of renewal, extension or termination options.

(2)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2012. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2012 actual expense reimbursement billings. Annualized rent for the tenants of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest.

(3)	Farmers Insurance Hawaii has an option to extend its term for two 5-year periods at 95% of the fair market rent.

(4)	Arizona Department of Economic Security has an option to extend its term for 5 years upon 120-day written notice.

(5)	JTB Hawaii has an option to extend its term for one 5-year period at fair market rent. If Tenant constructs a building, Tenant may terminate with 12 months written notice.

(6)	Teddy Bear Museum has an option to extend its term for one 10-year period at fair market rent.

(7)	Aston Hotels & Resorts has an option to extend its term for one 5-year period at 90% of fair market rent. Tenant has a right of first offer to lease space located on the fourth floor.

(8)	Jones & Stokes Associates has an option to extend its term for one 5-year period at fair market rent.

(9)	Department of Insurance may terminate lease at any time on or after November 30, 2015 upon 30-day written notice.

(10)	Centerbeam has an option to extend its term for one 5-year period at fair market rent.

(11)	3Trace has an option to extend its term for one 5-year period at fair market rent. Tenant has an option to terminate the lease on the 42nd through 47th months with written notice by the 34th month.

(12)	Summa Consulting has an option to extend its term for one 5-year period at fair market rent.

(13)	Pacific Hospitality Group has an option to extend its term for one 5-year period at fair market rent.

(14)	Xpress Data has an option to extend its term for one 5-year period at fair market rent.

(15)	Consumer Protection Assistance Coalition has an option to extend its term for one 5-year period at fair market rent.

(16)	Nobel Biocare USA has an option to extend its term for two 5-year periods at fair market rent.

(17)	AJ Oster West has an option to extend its term for one 5-year period at 95% of fair market rent.

(18)	Insurance Company of the West has an option to extend its term for two 5-year periods at fair market rent at the time of extension.

(19)	County of Los Angeles has an option to extend its term for one 5-year period.

(20)	Psomas has an option to extend its term for one 5-year period at fair market rent.

(21)	North Los Angeles Regional Center has an option to extend its term for two 5-year periods at fair market rent.

Lease Distribution by Square Footage

The following tables summarize the lease distributions by square footage for all our properties as of December 31, 2012.

Square Footage Under Lease	Number of Leases	Leases as a % of Total	Rentable Square Feet(1)	Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total
Wholly-Owned Properties
2,500 or less	267	75.00%	237,156	19.20%	$8,301,867	22.86%
2,501 - 10,000	68	19.10%	313,212	25.36%	10,964,312	30.18%
10,001 - 20,000	15	4.21%	206,830	16.75%	7,708,511	21.22%
20,001 - 40,000	4	1.13%	106,705	8.64%	4,056,808	11.17%
40,001 - 100,000	2	0.56%	120,555	9.76%	5,293,138	14.57%
Greater than 100,000	—	—%	—	—%	—	—%
Subtotal	356	100.00%	984,458	79.71%	36,324,636	100.00%
Signed Leases Not Commenced	—	—	9,367	0.76%	—	—
Available for Lease	—	—	185,785	15.04%	—	—
Building Management Use	—	—	1,839	0.15%	—	—
BOMA Adjustment(3)	—	—	53,663	4.34%	—	—
Wholly-Owned Properties Total	356	100.00%	1,235,112	100.00%	$36,324,636	100.00%

Joint Venture Properties
2,500 or less	162	60.45%	165,769	8.01%	$3,774,673	10.53%
2,501 - 10,000	75	27.98%	350,694	16.95%	8,212,455	22.90%
10,001 - 20,000	18	6.72%	247,407	11.96%	8,668,795	24.18%
20,001 - 40,000	7	2.61%	179,324	8.67%	4,555,549	12.70%
40,001 - 100,000	3	1.12%	140,414	6.79%	2,993,027	8.35%
Greater than 100,000	3	1.12%	360,105	17.40%	7,649,775	21.34%
Subtotal	268	100.00%	1,443,713	69.78%	35,854,274	100.00%
Signed Leases Not Commenced	—	—	26,107	1.26%	—	—
Available for Lease	—	—	566,768	27.39%	—	—
Building Management Use	—	—	1,017	0.05%	—	—
BOMA Adjustment(3)	—	—	31,475	1.52%	—	—
Joint Venture Properties Total	268	100.00%	2,069,080	100.00%	$35,854,274	100.00%
___________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2012. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2012 actual expense reimbursement billings. Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Lease Expirations

The following tables summarize the lease expirations for leases in place as of December 31, 2012 for all of our properties. The information set forth in the tables assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Rent Per Leased Square Foot at Expiration(4)
Wholly-Owned Properties
2013	130	170,778	13.83%	$5,954,997	16.39%	$34.87	$5,370,237	$31.45
2014	69	151,394	12.26%	5,404,736	14.88%	35.70	5,494,355	36.29
2015	65	181,959	14.73%	6,574,584	18.10%	36.13	6,775,579	37.24
2016	41	108,644	8.80%	3,935,894	10.84%	36.23	4,157,834	38.27
2017	21	132,213	10.71%	5,204,013	14.33%	39.36	5,316,835	40.21
2018	11	67,674	5.48%	2,864,020	7.88%	42.32	2,993,374	44.23
2019	6	30,557	2.47%	1,088,614	3.00%	35.63	1,179,555	38.60
2020	3	6,097	0.49%	255,181	0.70%	41.85	316,366	51.89
2021	4	54,804	4.44%	1,758,391	4.84%	32.09	1,999,216	36.48
2022	2	9,171	0.74%	300,581	0.83%	32.78	364,383	39.73
Thereafter	4	71,167	5.76%	2,983,625	8.21%	41.92	3,166,802	44.50
Subtotal/Weighted Average	356	984,458	79.71%	36,324,636	100.00%	36.90	37,134,536	37.72
Signed Leases Not Commenced	—	9,367	0.76%	—	—	—	—	—
Available for Lease	—	185,785	15.04%	—	—	—	—	—
Building Management Use	—	1,839	0.15%	—	—	—	—	—
BOMA Adjustment(6)	—	53,663	4.34%	—	—	—	—	—
Total/Weighted Average	356	1,235,112	100.00%	$36,324,636	100.00%	$29.41	$37,134,536	$30.07

Joint Venture Properties
2013	108	242,593	11.75%	$5,596,606	15.66%	$23.07	$5,443.929	$22.44
2014	52	175,156	8.49%	3,202,519	8.96%	18.28	3,307.773	18.88
2015	48	419,782	20.34%	9,369,404	26.23%	22.32	9,736.916	23.20
2016	22	172,438	8.35%	3,642,632	10.20%	21.12	3,813.798	22.12
2017	19	289,628	14.03%	7,232,896	20.24%	24.97	7,794.717	26.91
2018	7	30,865	1.50%	748,764	2.10%	24.26	867.647	28.11
2019	3	61,703	2.99%	2,173,903	6.09%	35.23	2,517.937	40.81
2020	1	18,788	0.91%	1,026,769	2.87%	54.65	1,166.68	62.10
2021	2	2,572	0.12%	109,602	0.31%	42.61	119.543	46.48
2022	2	10,755	0.52%	302,040	0.84%	28.08	376.188	34.98
Thereafter	2	14,618	0.71%	2,321,541	6.50%	158.81	3,657.114	250.18
Subtotal/Weighted Average	266	1,438,898	69.71%	35,726,676	100.00%	24.83	38,802.242	26.97
Signed Leases Not Commenced	—	26,107	1.26%	—	—	—	—	—
Available for Lease(5)	—	571,583	27.46%	—	—	—	—	—
Building Management Use	—	1,017	0.05%	—	—	—	—	—
BOMA Adjustment(6)	—	31,475	1.52%	—	—	—	—	—
Total/Weighted Average	266	2,069,080	100.00%	$35,726,676	100.00%	$17.31	$38,802.242	$18.80
 ____________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2012. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2012 actual expense reimbursement billings.  Annualized rent for the leases of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest

(3)	Represents annualized rent divided by leased square feet.

(4)	Represents annualized rent at expiration divided by leased square feet.

(5)
Available for Lease rentable square feet of our joint venture properties includes 4,815 square feet of two leases with annualized rents equivalent to $127,598, as defined above, as of December 31, 2012, which expired on December 31, 2012.

(6)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Ground Leased Properties

At December 31, 2012 we held long-term ground leasehold interests in our Waterfront Plaza and Bank of Hawaii Waikiki Center properties. The Bank of Hawaii Waikiki Center was owned by a joint venture in which we held a minority interest. This property was sold to an unaffiliated third party in February 2013.

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

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2012, please refer to the Indebtedness section in Part II, Item 7 of this Annual Report on Form 10-K.

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

On April 19, 2011, we received notice from the NYSE Amex that we were not in compliance with the continued listing standards of the exchange relating to minimum amounts of stockholders’ equity. Although we initially submitted a plan to establish compliance with these requirements, we were unable to do so within the required timeframe. Accordingly, on March 16, 2012, we initiated the withdrawal of the listing of our Class A Common Stock from the NYSE Amex, which was effective on April 5, 2012.
Our Class A Common Stock is currently quoted in the OTCQB tier of the OTC Markets under the symbol “PCFO.” The trading of our Class A Common Stock has been and may continue to be limited and sporadic.
The table below sets forth the high and low sales prices for our Class A Common Stock as reported by the OTC Markets from April 5, 2012 through December 31, 2012, and as reported by the NYSE Amex from January 1, 2011 through April 4, 2012. No dividends were declared on our Class A Common Stock for any of these periods.

	High	Low
2012
Fourth Quarter	$0.45	$0.02
Third Quarter	$0.22	$0.10
Second Quarter	$0.40	$0.10
First Quarter	$0.85	$0.22

2011
Fourth Quarter	$0.61	$0.25
Third Quarter	$2.14	$0.46
Second Quarter	$2.33	$1.96
First Quarter	$3.94	$1.96

As of March 12, 2013, our Class A Common Stock was held by 49 stockholders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

Our Class B Common Stock has identical voting and dividend rights to our Class A Common Stock, but has no distribution rights upon liquidation. No established public trading market exists for our Class B Common Stock. As of March 12, 2013, our Class B Common Stock was held by one stockholder of record.

There currently is no established public trading market for our Senior Common Stock, and we do not expect to have our shares of Senior Common Stock listed on any securities exchange or quoted on an automated quotation system. As of March 12, 2013, our Senior Common Stock was held by 857 stockholders of record.

Dividends

Our Senior Common Stock ranks senior to our Class A Common Stock with respect to dividends and distribution of amounts upon liquidation. Holders of our Senior Common Stock are entitled to receive, when and as authorized by our board of directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Our board of directors has authorized daily dividends on the Senior Common Stock for the months of April 2010 through March 2013. The dividends for each month were calculated based on holders of record of Senior Common Stock each day during such months, in an aggregate amount equal to $0.06041667 per share per month (pro-rated from the date of issuance). Dividends declared for each month were paid on or about the 15th day of the following month. We cannot assure you that dividends on our Senior Common Stock will continue to be paid in the future.

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

We did not declare a dividend on our Class A Common Stock in 2012 or 2011, and do not currently expect to declare a dividend on our Class A Common Stock in 2013.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2012 or 2011, and does not expect to do so in 2013.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors.  Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Part I, Item 1A – “Risk Factors” in this Annual Report on Form 10-K.

ITEM 6.  -  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and the related notes thereto that appear in Part II, Item 8 of this Annual Report on Form 10-K. Historical results set forth in the consolidated financial statements included in Part II, Item 8 and this Section should not be taken as indicative of our future operations.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2012, we owned four office properties comprising 1.2 million rentable square feet and interests (ranging from 5.0% to 32.2%) in 13 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), comprising 2.1 million rentable square feet (the “Property Portfolio”).  As of December 31, 2012, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.

Our formation was accomplished in 2008 through a reverse merger into a publicly traded REIT, Arizona Land Income Corporation, whose common stock was listed and traded on the American Stock Exchange. Concurrent with the merger, we changed our name to Pacific Office Properties Trust, Inc. and reincorporated in the State of Maryland.

Following our formation transactions and through January 2011, we were externally advised by Pacific Office Management, Inc., referred to as Pacific Office Management, an entity that was owned and controlled by Jay H. Shidler, our Chairman of the Board, certain of our current and former executive officers and James C. Reynolds, who beneficially owns 12% of our Class A Common Stock.  Pacific Office Management was responsible for the day-to-day operation and management of the Company.  Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000 and internalized management.

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

We maintain a website at www.pacificofficeproperties.com.  The information on or accessible through our website is not part of this Annual Report on Form 10-K. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available without charge on our website or upon request to us. In addition, our Code of Business Conduct and Ethics is available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers will be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors.

Recent Developments

On January 31, 2013, the Palomar Heights Plaza property, located in San Diego, California, was sold in a foreclosure sale. The sale of the property, which was previously owned by one of our unconsolidated joint ventures, resulted in a loss to the joint venture from the foreclosure transaction. Our share of the loss will be included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations.

On February 28, 2013, we entered into an agreement to sell our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for cash consideration of $11.2 million. The completion of the sale transaction is scheduled to occur in the second quarter of 2013, subject to customary closing conditions and the buyer’s one-time right to extend the scheduled closing date by up to 30 calendar days. We cannot be certain that we will be able to complete the sale of our Clifford Center property within that timeframe or at all.

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

Investments in real estate properties are stated at cost, less accumulated depreciation, amortization and impairment. A portion of certain assets comprising the properties contributed at the time of our formation transactions (the “Contributed Properties”) are stated at their historical net cost basis in an amount attributable to the ownership interests in the Contributed Properties owned by Mr. Shidler. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above- and below-market lease amounts are reflected in “Intangible assets, net” and “Acquired below-market leases, net,” respectively, in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancellable lease terms. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Rental revenues included above-market and below-market lease intangible amortization of $0.3 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

Fair value is also assigned to tenant relationships.  Capitalized tenant relationship amounts are included in “Intangible assets, net” in the accompanying consolidated balance sheets and are amortized to “Depreciation and amortization” in the accompanying consolidated statements of operations.  Amounts are amortized over the remaining terms of the respective leases even if a tenant vacates prior to the contractual termination of the lease.  An adjustment to tenant relationship amounts occurs should the property experience an impairment loss.

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

For the year ended December 31, 2012, we recorded non-cash impairment charges of $5.0 million on our Clifford Center property, as a result of the property’s fair value being below its current carrying value, in connection with the anticipated sale of the property. For the year ended December 31, 2011, we recorded non-cash asset impairment charges of $3.3 million on our Sorrento Technology Center property after concluding the carrying value may not be fully recoverable upon defaulting on our loan secured by the property. The operating results of the Sorrento property have been reclassified to “Discontinued operations,” for the reporting periods presented, in the accompanying consolidated financial statements of operations. Also in 2011, we recorded non-cash impairment charges of $5.1 million and $6.4 million on our Pacific Business News Building and City Square properties, respectively, as a result of contributing these properties into joint ventures with a third party based on fair values below their current carrying values.

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

No impairment charges were recorded for the year ended December 31, 2012. For the year ended December 31, 2011, we recorded non-cash impairment charges of $1.4 million, $0.06 million and $1.1 million in our U.S. Bank, Black Canyon and SoCal Portfolio joint ventures, respectively, due to uncertainty surrounding the debt secured by the properties owned by these joint ventures. These non-cash impairment charges are included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations.

Discontinued Operations. The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as discontinued operations in the consolidated statement of operations. A gain on sale, if any, is recognized in the period the property is disposed of.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations before the sale for the periods ended December 31, 2012 and 2011, including the gain on the sale of the property, are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Properties in default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of properties in default are included in our consolidated balance sheets and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of operations have been reclassified to discontinued operations for the periods ended December 31, 2012 and 2011.

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

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2012, goodwill of our consolidated properties amounted to $39.1 million, after writing off $9.4 million of goodwill associated with the sale of the First Insurance Center property in June 2012.

Revenue Recognition.   The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.10) million and $0.02 million, for the years ended December 31, 2012 and 2011, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Lease termination fees, which are included in “Other revenues” of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

“Other revenue” on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.8 million and $0.4 million, as of December 31, 2012 and 2011, respectively.

We had a total of $1.8 million and $1.9 million of lease security available in security deposits, as of December 31, 2012 and 2011, respectively.

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  Pacific Office Management has elected to be treated as a TRS for federal income tax purposes.

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

Results of Operations

Our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011 were significantly affected by the contribution of two of our wholly-owned properties, City Square and the Pacific Business News Building, into joint ventures with a third party (“Contribution Properties”) during the second quarter of 2011. As a result, our results are not comparable from period to period.

In addition, because we sold our First Insurance Center property in June 2012, and because the lender foreclosed on the loan and took back our Sorrento Technology Center property in January 2012, the operating results for these two properties have been reclassified to discontinued operations for all periods presented.

Therefore, in the tables below, we have also separately presented certain results of our “Same Properties Portfolio.” Our Same Properties Portfolio includes the results of our remaining wholly-owned properties as of December 31, 2012 (namely the Waterfront Plaza, Davies Pacific Center, Clifford Center and the Pan Am Building properties).

Overview

As of December 31, 2012, the Property Portfolio (including our joint venture properties) was 76.6% leased to a total of 624 tenants. As of that date, 12.5% of our Property Portfolio leased square footage was scheduled to expire during 2013 and another 9.9% of our Property Portfolio leased square footage was scheduled to expire during 2014. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of December 31, 2012, our consolidated Honolulu portfolio was 84.2% leased, with approximately 185,800 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 75.3% leased, with approximately 60,400 square feet available.

As of December 31, 2012, our California portfolio attributable to our unconsolidated joint ventures was 77.7% leased, with approximately 235,800 square feet available.

As of December 31, 2012, our Phoenix portfolio attributable to our unconsolidated joint ventures was 63.0% leased, with approximately 270,600 square feet available.

Comparison of the year ended December 31, 2012 to
the year ended December 31, 2011
(in thousands)

	Same Properties Portfolio				Total
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue:
Rental	$22,783	$24,142	$(1,359)	(5.6)%	$22,783	$28,053	$(5,270)	(18.8)%
Tenant reimbursements	16,398	15,970	428	2.7%	16,398	16,493	(95)	(0.6)%
Property management and other services					1,390	5,178	(3,788)	(73.2)%
Parking	5,675	5,535	140	2.5%	5,675	6,047	(372)	(6.2)%
Other	428	1,114	(686)	(61.6)%	428	1,154	(726)	(62.9)%
Total revenue					46,674	56,925	(10,251)	(18.0)%
Expenses:
Rental property operating	28,328	27,091	1,237	4.6%	28,328	29,867	(1,539)	(5.2)%
General and administrative					4,040	10,709	(6,669)	(62.3)%
Depreciation and amortization	11,843	12,201	(358)	(2.9)%	11,843	13,767	(1,924)	(14.0)%
Interest	20,086	19,861	225	1.1%	20,086	21,717	(1,631)	(7.5)%
Abandoned offering costs					—	420	(420)	(100.0)%
Acquisition costs					—	282	(282)	(100.0)%
Impairment of long-lived assets					4,961	11,456	(6,495)	(56.7)%
Total expenses					69,258	88,218	(18,960)	(21.5)%
Loss from continuing operations before gain on forgiveness of debt, equity in net earnings of unconsolidated joint ventures and non-operating income					(22,584)	(31,293)	8,709	27.8%
Gain on forgiveness of debt					—	10,045	(10,045)	(100.0)%
Equity in net earnings of unconsolidated joint ventures					310	3,171	(2,861)	90.2%
Non-operating income					—	507	(507)	(100.0)%
Loss from continuing operations					(22,274)	(17,570)	(4,704)	(26.8)%
Discontinued operations:
Income (loss) from discontinued operations before gains on extinguishment of debt and sale of property					762	(4,279)	5,041	(117.8)%
Gain on extinguishment of debt					2,251	—	2,251	100.0%
Gain on sale of property					5,365	—	5,365	100.0%
Income (loss) from discontinued operations					8,378	(4,279)	12,657	295.8%

Net loss					$(13,896)	$(21,849)	$7,953	36.4%

Revenues

Rental revenue. Total rental revenue decreased by $5.3 million, or 18.8%, primarily due to the elimination of the Contribution Properties ($3.9 million) and due to the Same Properties Portfolio. Rental revenue for the Same Properties Portfolio decreased $1.4 million, or 5.6%. We experienced decreases in rental revenues at Davies Pacific Center ($0.4 million), Waterfront Plaza ($0.7 million) and Pan Am Building ($0.2 million) primarily due to a significant tenant moving out from each property near the end of 2011 whose space remained vacant in 2012 or for most of 2012. In addition, rent credits attributable to a large tenant also contributed to Waterfront Plaza’s reduction in rental revenues. Rental revenues also decreased at Clifford Center ($0.1 million) primarily due to its largest tenant terminating its lease in 2012.

Tenant reimbursements. Total tenant reimbursements decreased by $0.1 million, or 0.6%, primarily due to the elimination of the Contribution Properties ($0.5 million) and offset by an increase in the Same Properties Portfolio. Tenant reimbursements for the Same Properties Portfolio increased by $0.4 million, or 2.7%, primarily due to increased tenant recoveries for electricity at Waterfront Plaza ($0.4 million).

Property management and other services. Total property management and other services revenue decreased $3.8 million, or 73.2%, primarily due to the externalization of management effective as of April 1, 2012. As a result, because we internalized management by acquiring Pacific Office Management effective as of February 1, 2011, the year ended December 31, 2012 includes three months of revenue, compared to 11 months in the prior year, related to property management and other services from our joint venture properties and other properties owned by related parties.

Parking revenue. Total parking revenue decreased by $0.4 million, or 6.2%, primarily due to the elimination of our Contribution Properties ($0.5 million), partly offset by the Same Properties Portfolio. Parking revenue for the Same Properties Portfolio increased by $0.1 million, or 2.5%, primarily due to net increases in parking revenues at Pan Am Building and Waterfront Plaza.

Other revenue. Total other revenue decreased by $0.7 million, or 62.9%, and other revenue of the Same Properties Portfolio decreased by $0.7 million, or 61.6%. The year ended December 31, 2011 includes a lease cancellation fee received at Davies Pacific Center ($0.5 million), recoveries of previously written-off bad debt ($0.2 million) and a disposition fee related to the sale of our Seaview joint venture property ($0.1 million), all of which did not recur in the year ended December 31, 2012. Other revenue for the year ended December 31, 2012 includes a refund of interest related to the City Square property refinancing ($0.1 million).

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $1.5 million, or 5.2%, primarily due to the elimination of the Contribution Properties ($2.8 million) and offset in part by the increase in the Same Properties Portfolio.  Rental property operating expenses for our Same Properties Portfolio increased $1.2 million, or 4.6%, primarily due to overall increases in property management fees ($0.8 million), as a result of externalization of management, bad debt ($0.3 million) and electricity costs ($0.4 million). These increases were offset by a decrease in ground lease rent expense ($0.3 million) as the result of the purchase of the fee interest in the land underlying our Clifford Center property in February 2012.

General and administrative expense. Total general and administrative expense decreased by $6.7 million, or 62.3%, primarily due to the externalization of management effective as of April 1, 2012 ($5.3 million), and decreases in professional fees ($1.2 million) and Board of Directors’ fees ($0.1 million) as a result of management’s actions to reduce costs, including delisting our Class A Common Stock from the NYSE Amex effective as of April 5, 2012, reducing our number of officers and directors and eliminating all employee positions.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $1.9 million, or 14.0%, primarily due to the elimination of the Contribution Properties ($1.6 million) and in part, due to the Same Properties Portfolio. Depreciation and amortization expense for our Same Properties Portfolio decreased by $0.4 million, or 2.9%, primarily due to lower expense attributable to Davies Pacific Center ($0.3 million) and Pan Am Building ($0.2 million) properties, partially offset by net write-offs of tenant improvements and intangible assets at Clifford Center ($0.1 million).

Interest expense. Total interest expense decreased by $1.6 million, or 7.5%, primarily due to the elimination of the Contribution Properties ($1.9 million), and partly offset by an increase in the Same Properties Portfolio.  Interest expense for our Same Properties Portfolio increased by $0.2 million, or 1.1%, primarily due to increased interest from a new loan related to the purchase of the Clifford Center land in February 2012.

Abandoned offering costs. We incurred $0.4 million in abandoned offering costs for the year ended December 31, 2011 in connection with an unsuccessful public offering of our Class A Common Stock.

Acquisition costs. We incurred $0.3 million in acquisition costs for the year ended December 31, 2011 primarily in connection with a terminated acquisition.

Impairment of long-lived assets. We recognized $11.5 million in impairment costs for the year ended December 31, 2011 due to the Contribution Properties. We determined that the fair value of the Contribution Properties were higher than the respective book values and as a result, we recorded non-cash asset impairment charges of $5.1 million and $6.4 million related to our Pacific Business News Building and City Square properties, respectively. For the year ended December 31, 2012, we recorded non-cash impairment charges of $5.0 million on our Clifford Center property, as a result of the property’s fair value being below its current carrying value, in connection with the anticipated sale of the property.

Gain on forgiveness of debt

We recognized a gain on forgiveness of debt related to the defaulted debt secured by the Contribution Properties for the year ended December 31, 2011. We negotiated discounted payoff amounts for the Pacific Business News Building mortgage loan and the City Square Mezzanine Loan. As part of the agreement, principal and interest amounts totaling $2.6 million and $7.4 million, respectively, were forgiven. The joint ventures that each property was contributed into repaid these loans at the negotiated discounted amounts.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $2.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was primarily attributable to income related to the sale of our Seaview Corporate Center property ($5.7 million) in December 2011, offset by the elimination of non-cash impairment charges totaling $2.6 million to write-off our investment in the unconsolidated joint ventures that owned our U.S. Bank property ($1.4 million), our Black Canyon Corporate Center ($0.1 million) and SoCal Portfolio ($1.1 million) in the prior period.

Non-operating income

We recognized non-operating income of $0.5 million during the year ended December 31, 2011 resulting from the acquisition of Pacific Office Management in connection with the internalization of our management in February 2011.  The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  We did not recognize any comparable income during the year ended December 31, 2012.

Income (loss) from discontinued operations before gains on extinguishment of debt and sale of property

For the year ended December 31, 2012, discontinued operations reflects the net results of operations of the First Insurance Center property until it was sold in June 2012, as well as the operating results of the Sorrento Technology Center property until it was foreclosed on by the lender on January 5, 2012. For the year ended December 31, 2011, discontinued operations reflects the net results of operations of the First Insurance Center and Sorrento Technology Center properties.

Gain on extinguishment of debt

On January 5, 2012, the lender on the Sorrento Technology Center property foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. The gain recognized on foreclosure during the year ended December 31, 2012 is a result of the write off of this property in its entirety.

Gain on the sale of property

We recognized a gain related to the sale of our First Insurance Center property in June 2012. We previously classified the assets and liabilities related to this property as held for sale on our consolidated balance sheet, and the net results of its operations as discontinued operations on our consolidated statements of operations.

Cash Flows

Net cash provided by operating activities for the Company for the year ended December 31, 2012 was $0.3 million compared to $3.1 million for the year ended December 31, 2011.  The decrease in operating cash flows was primarily due to the release of a letter of credit of $1.5 million related to a City Square loan and a refund of a deposit of $2.0 million related to an unsuccessful acquisition, both of which were non-recurring items during the year ended December 31, 2011.

Net cash provided by investing activities for the Company for the year ended December 31, 2012 was $8.0 million compared to $2.7 million for the year ended December 31, 2011. The increase was primarily the result of net proceeds from the sale of our First Insurance Center property ($17.3 million), partially offset by a $5.4 million increase in additions to and improvements of real estate, primarily related to the purchase of the land underlying the Clifford Center property, and a $7.4 million decrease in distributions from our unconsolidated joint ventures, during the year ended December 31, 2012. In addition, no investments in unconsolidated joint ventures were made, including interim financing, during the year ended December 31, 2012.

Net cash provided by financing activities was $2.2 million for the year ended December 31, 2012 compared to net cash used in financing activities of $4.1 million during the year ended December 31, 2011.  The increase is primarily due to proceeds received from a mortgage note payable for a portion of the Clifford Center land purchase consideration, and no distributions to non-controlling interests were made during the year ended December 31, 2012. These increases were partially offset by the payment on settlement of debt associated with the Sorrento Technology Center loan foreclosure and the absence of borrowings under the revolving credit facility during the current year period.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income.  As discussed further below, however, we did not declare dividends on our Class A Common Stock during fiscal 2012 and 2011, and we do not currently expect to declare dividends on our Class A Common Stock during fiscal 2013.

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center property. In February 2013, we completed the sale of our Bank of Hawaii Waikiki Center joint venture property to an unrelated third party. Also in February 2013, we entered into an agreement to sell our Clifford Center property. The completion of the sale of our Clifford Center property is expected to occur in the second quarter of 2013, subject to customary closing conditions, although we cannot be certain that we will be able to complete the sale within that timeframe or at all.

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

Actual and Potential Sources of Liquidity

Listed below are our actual and potential sources of liquidity in 2013, which we currently believe will be sufficient to fund our short-term liquidity needs:

•	Unrestricted and restricted cash on hand;

•	Net cash flow generated from operations;

•	Contribution of additional existing wholly-owned assets to joint ventures; and/or

•	Asset dispositions.

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

Unrestricted and restricted cash on hand

As of December 31, 2012, we had $21.3 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.7 million.  A summary of our restricted cash reserves is as follows (in thousands):

December 31, 2012
Tax, insurance and other working capital reserves	$1,814
Leasing and capital expenditure reserves	526
Ground lease reserves	971
Collateral accounts	408
Total restricted cash	$3,719

The ground lease, leasing and capital expenditure, tax, insurance and other working capital reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loans. These restricted cash accounts are expected to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for existing and prospective tenants, (2) non-recurring discretionary capital expenditures, (3) payments for properties subject to ground leases, and (4) property taxes and insurance.  The collateral accounts are held by our lenders under our other obligations.

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

Contribution of additional existing wholly-owned assets to joint ventures

We are currently partners with third parties in seven joint ventures, including two joint ventures into which we contributed our Pacific Business News Building and City Square properties in the second quarter of 2011. In the near term or longer term, we may seek to raise capital by contributing one or more of our existing wholly-owned assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

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

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that any potential liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced.

On February 28, 2013, we entered into an agreement to sell our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for cash consideration of $11.2 million. The completion of the sale transaction is scheduled to occur in the second quarter of 2013, subject to customary closing conditions and the buyer’s one-time right to extend the scheduled closing date by up to 30 calendar days. We cannot be certain that we will be able to complete the sale of our Clifford Center property within that timeframe or at all.

We believe that liability under these tax protection agreements is neither probable nor reasonably estimable at this time and accordingly, have not accrued any amounts for any such liability.

Actual and Potential Uses of Liquidity

The following are the actual and potential uses of our cash in 2013. Because of the current uncertainty in the real estate market and the economy as a whole, there may be other uses of our cash that are unexpected (and that are not identified below):

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

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors. Our return to external management, and related actions, reflect our determination to reduce costs as much as reasonably practicable in the near future. Our related actions include delisting our Class A Common Stock from the NYSE Amex, which was effective as of April 5, 2012, and facilitating the departure of Messrs. Ingebritsen and Root from our employment. Externalizing management and these related actions have enabled us to reduce our number of officers and directors and eliminate all full-time employee positions and reduce our operating costs. This streamlining eliminated the full-time workforce previously dedicated to our investment, divestment and capital markets activities. We do not expect to pursue these activities in the near future. We therefore believe that Shidler Pacific Advisors can provide adequate personnel resources, at a lower cost to us, for our current and prospective business. We expect to require additional personnel if we resume substantial activities of this nature.

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of December 31, 2012, we were obligated to spend $3.2 million in capital expenditures and leasing costs through 2013.

Debt service and financing costs

As of December 31, 2012, our total consolidated debt (which includes our mortgage and other loans, with a carrying value, excluding discount, of $298.3 million and our unsecured promissory notes with a carrying value of $21.1 million) was $319.4 million, with a weighted average interest rate of 5.76% and a weighted average remaining term of 3.33 years. Our unsecured promissory notes of $21.1 million mature on various dates commencing on March 19, 2013 through August 31, 2013, however, we have extended the maturity of the promissory notes maturing on March 19, 2013 through May 31, 2013, and expect to extend maturity of the remaining promissory notes, for one additional year. In addition, our fully drawn unsecured credit facility of $25 million is scheduled to mature on December 31, 2013. We intend to work with the lender on amending the terms of the credit facility in order to extend the maturity date, but there can be no assurance that we will be successful in doing so. See “Indebtedness” below for additional information with respect to our consolidated debt.

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

We did not declare a dividend on our Class A Common Stock during 2012 or 2011, and do not currently expect to declare a dividend on our Class A Common Stock in 2013.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2012 or 2011, and does not expect to do so for 2013.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

In 2012, we paid $1.7 million in cash dividends to holders of our Senior Common Stock. Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through March 31, 2013, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

In 2011, we paid an aggregate of $2.5 million in cash dividends and distributions to holders of our Senior Common Stock, Class A Common Stock, Class B Common Stock, Common Units and Preferred Units.  For the fourth quarter of 2010, our board of directors authorized a cash distribution of $0.011 per Common Unit and a cash dividend of $0.011 per share of our Class A Common Stock and Class B Common Stock, which were paid on January 17, 2011 to holders of record as of December 31, 2010.  In addition, we paid 2% distributions, or $1.25 per unit, to the holder of the Preferred Units for the fourth quarter of fiscal year 2010, which was paid on January 17, 2011.  We relied upon borrowings under our revolving line of credit to pay a portion of the 2011 dividends and distributions.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2012, the cumulative unpaid distributions attributable to Preferred Units were $4.5 million.

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

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of December 31, 2012. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center(1)	$2,527	4.375%	8/15/2014	$1,896	(2)
Clifford Center Land	4,774	4.00%	2/17/2017	4,255	(3)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(4)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(5)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(6)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(7)
Subtotal	273,301
Revolving line of credit(8)	25,000	1.10%	12/31/2013	25,000
Outstanding principal balance	298,301
Less: Unamortized discount, net	(542)
Net	$297,759

(1)
The terms of the Clifford Center loan were amended in August 2011 extending the maturity date to August 15, 2014, changing the interest rate to float simultaneously with the lender’s prime rate and adjusting the principal portion of the monthly payment to $31.6 thousand.

(2)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(3)	Loan may be prepaid at any time with 10 day prior written notice. Monthly payments include principal and interest.

(4)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(5)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(6)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(7)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(8)	The revolving line of credit matures on December 31, 2013. See “Revolving Line of Credit” below.

As of December 31, 2012, our ratio of total consolidated debt to total market capitalization was 91.9%. Our total market capitalization of $347.6 million includes our total consolidated debt of $319.4 million, the market value of our Class A Common Stock and equivalents outstanding of $4.1 million (based on the last sale price of our Class A Common Stock of $0.08 per share on the OTCQB tier of the OTC Markets on December 31, 2012) and the market value of our outstanding Senior Common Stock of $24.1 million (based on its $10.00 per share offering price).

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of December 31, 2012 and 2011, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

As of December 31, 2012 and 2011, we had promissory notes payable to certain affiliates in the aggregate principal amount of $21.1 million, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. We have extended the maturity of the promissory notes maturing on March 19, 2013 through May 31, 2013, and expect to extend the maturity of the remaining promissory notes, for the additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through December 31, 2012, interest payments on the outstanding unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At December 31, 2012 and 2011, $8.1 million and $6.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9.  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  -  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria.

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

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 23, 2013.

ITEM 11.  -  EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 23, 2013.

ITEM 12.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 23, 2013.

ITEM 13.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 23, 2013.

ITEM 14.  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 23, 2013.

PART IV

ITEM 15.  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) and (2) Consolidated Financial Statements and Financial Statement Schedule

Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm Ernst & Young LLP	F-1
Consolidated Balance Sheets of the Company as of December 31, 2012 and December 31, 2011	F-2
Consolidated Statements of Operations of the Company for the years ended December 31, 2012 and December 31, 2011	F-3
Consolidated Statements of Equity (Cumulative Deficit) of the Company for the years ended December 31, 2012 and December 31, 2011	F-4
Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2012 and December 31, 2011	F-6
Notes to Consolidated Financial Statements	F-8
Schedule III – Consolidated Real Estate and Accumulated Depreciation as of December 31, 2012	F-36

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) List of Exhibits

Exhibit No.	Description

2.1
Contribution Agreement, dated as of May 2, 2011, among Pacific Office Properties Trust/3800 N. Central, LLC, Pacific Office Properties Trust/3838 N. Central, LLC, Pacific Office Properties Trust/4000 N. Central, LLC, POP City Square, LLC, AGR VII CS Member, L.L.C., AGR VIII (A) CS Member, L.L.C. and AG-POP CS Parent, L.L.C. (excluding exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request) (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 6, 2011 (File No. 001-09900) and incorporated herein by reference).

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

Exhibit No.	Description
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

10.15†
Pacific Office Properties Trust, Inc. 2008 Directors’ Stock Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 1, 2009 (File No. 001-09900) and incorporated herein by reference).

10.16†
Form of Restricted Stock Unit Award Agreement under the Company’s 2008 Directors’ Stock Plan (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-09900) and incorporated herein by reference).

10.17
Credit Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and First Hawaiian Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.18
Promissory Note dated September 2, 2009 issued by Pacific Office Properties, L.P. to First Hawaiian Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.19
Indemnification Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.20
Amendment to Loan Documents, dated as of December 31, 2009, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.21
Second Amendment to Loan Documents, dated as of May 25, 2010, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2010 (File No. 001-09900) and incorporated herein by reference).

10.22
Amendment to Indemnification Agreement, dated as of December 31, 2009, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

Exhibit No.	Description
10.23
Second Amendment to Indemnification Agreement, dated as of May 25, 2010, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 26, 2010 (File No. 001-09900) and incorporated herein by reference).

10.24
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

10.26
Amended and Restated Stock Purchase, Representation, Warranty and Indemnity Agreement, dated as of February 17, 2011, among Pacific Office Properties, L.P., Jay H. Shidler, JRI Equities II, LLC, MJR Equities, LLC, Lawrence J. Taff and James C. Reynolds (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-09900) and incorporated herein by reference).

10.27†
Amended and Restated Employment Agreement, effective as of February 1, 2011, among Pacific Office Management, Inc., Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and James R. Ingebritsen (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-09900) and incorporated herein by reference).

10.28†
Employment Agreement, dated as of April 5, 2010, among Pacific Office Management, Inc., Pacific Office Properties Trust, Inc. and James R. Wolford (previously filed as Exhibit 10.43 to the Company’s Registration Statement on Form S-11 (File No. 333-169729) on October 4, 2010 and incorporated herein by reference).

10.29†
Agreement and General Release, effective as of February 8, 2011, between Pacific Office Management, Inc., Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and James R. Wolford (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-09900) and incorporated herein by reference).

10.30
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 15, 2012, between 101 Park Avenue (1100 Ward), LLC and Senior Housing Properties Trust (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-09900) and incorporated herein by reference).

10.31
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 15, 2012, between Pacific Office Properties Trust (Ward Avenue) LLC and Senior Housing Properties Trust (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-09900) and incorporated herein by reference).

10.32
Advisory Agreement, dated March 15, 2012, among Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and Shidler Pacific Advisors, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012 (File No. 001-09900) and incorporated herein by reference).

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
____________________________

†	Indicates a compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	March 15, 2013	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Taff	Chief Executive Officer and Chief Financial Officer	March 15, 2013
Lawrence J. Taff	(Principal Executive Officer and Principal Financial Officer)

/s/ Jay H. Shidler	Chairman of the Board	March 15, 2013
Jay H. Shidler

/s/ Michael W. Brennan	Director	March 15, 2013
Michael W. Brennan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pacific Office Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Office Properties Trust, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity (cumulative deficit), and cash flows for each of the two years in the period ended December 31, 2012.  Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Office Properties Trust, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP
Los Angeles, California

March 15, 2013

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Investments in real estate, net	$217,283	$281,702
Cash and cash equivalents	21,304	10,757
Restricted cash	3,719	5,897
Rents and other receivables, net	1,218	1,799
Deferred rents	3,612	4,951
Intangible assets, net	8,343	13,552
Other assets, net	1,618	2,425
Goodwill	39,111	48,549
Investments in unconsolidated joint ventures	3,680	4,980
Total assets	$299,888	$374,612

LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$297,759	$356,163
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	33,412	30,598
Acquired below-market leases, net	3,989	5,206
Total liabilities	356,264	413,071

Commitments and contingencies (Note 11)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at December 31, 2012 and 2011	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of December 31, 2012 and 2011) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at December 31, 2012 and 2011	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at December 31, 2012 and 2011	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at December 31, 2012 and 2011	—	—
Additional paid-in capital	110	110
Cumulative deficit	(160,074)	(156,160)
Total stockholders’ equity (deficit)	(138,320)	(134,406)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(45,324)	(31,321)
Total equity (deficit)	(56,376)	(38,459)
Total liabilities and equity (deficit)	$299,888	$374,612

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the year ended December 31,
	2012	2011
Revenue
Rental	$22,783	$28,053
Tenant reimbursements	16,398	16,493
Property management and other services	1,390	5,178
Parking	5,675	6,047
Other	428	1,154
Total revenue	46,674	56,925
Expenses
Rental property operating	28,328	29,867
General and administrative	4,040	10,709
Depreciation and amortization	11,843	13,767
Interest	20,086	21,717
Abandoned offering costs	—	420
Acquisition costs	—	282
Impairment of long-lived assets	4,961	11,456
Total expenses	69,258	88,218
Loss from continuing operations before gain on forgiveness of debt, equity in net earnings of unconsolidated joint ventures and non-operating income	(22,584)	(31,293)
Gain on forgiveness of debt	—	10,045
Equity in net earnings of unconsolidated joint ventures	310	3,171
Non-operating income	—	507
Loss from continuing operations	(22,274)	(17,570)
Discontinued operations:
Income (loss) from discontinued operations before gains on extinguishment of debt and sale of property	762	(4,279)
Gain on extinguishment of debt	2,251	—
Gain on sale of property	5,365	—
Income (loss) from discontinued operations	8,378	(4,279)

Net loss	(13,896)	(21,849)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(2,273)	(2,273)
Common unitholders in the Operating Partnership	14,003	20,239
	11,730	17,966
Dividends on Senior Common Stock	(1,748)	(1,749)
Net loss attributable to common stockholders	$(3,914)	$(5,632)

Income (loss) per common share:
Loss from continuing operations	$(1.45)	$(1.20)
Income (loss) from discontinued operations	0.46	(0.24)
Net loss per common share - basic and diluted	$(0.99)	$(1.44)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,923,918

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit) (in thousands, except share and unit data)

	For the year ended
	December 31,
	2012	2011
Common Stock
Balance at beginning of period	$185	$185
Balance at end of period	$185	$185

Senior Common Stock
Balance at beginning of period	$21,459	$21,525
Repurchase of Senior Common Stock	—	(66)
Balance at end of period	$21,459	$21,459

Additional Paid-In Capital
Balance at beginning of period	$110	$50
Stock compensation	—	60
Balance at end of period	$110	$110

Cumulative Deficit
Balance at beginning of period	$(156,160)	$(150,524)
Net loss	(2,166)	(3,883)
Distributions	(1,748)	(1,753)
Balance at end of period	$(160,074)	$(156,160)

Total Stockholders’ Equity (Cumulative Deficit)
Balance at beginning of period	$(134,406)	$(128,764)
Net loss	(2,166)	(3,883)
Repurchase of Senior Common Stock	—	(66)
Distributions	(1,748)	(1,753)
Stock compensation	—	60
Balance at end of period	(138,320)	(134,406)
Non-Controlling Interests
Balance at beginning of period	95,947	116,185
Net loss	(11,730)	(17,966)
Distributions	(2,273)	(2,272)
Balance at end of period	81,944	95,947
Total Equity (Deficit)	$(56,376)	$(38,459)

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit), continued (in thousands, except share and unit data)

	For the year ended
	December 31,
	2012	2011
Common Units
Balance at beginning of period	14,101,004	14,101,004
Balance at end of period	14,101,004	14,101,004

Preferred Units
Balance at beginning of period	4,545,300	4,545,300
Balance at end of period	4,545,300	4,545,300

Shares of Common Stock (Class A and Class B)
Balance at beginning of period	3,941,242	3,903,150
Issuance of Class A Common Stock	—	38,092
Balance at end of period	3,941,242	3,941,242

Shares of Senior Common Stock
Balance at beginning of period	2,410,839	2,417,867
Repurchase of Senior Common Stock	—	(7,028)
Balance at end of period	2,410,839	2,410,839

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended
	December 31,
	2012	2011
Operating activities
Net loss	$(13,896)	$(21,849)
Net income (loss) from discontinued operations	8,378	(4,279)
Net loss from continuing operations	(22,274)	(17,570)
Adjustments to reconcile net loss to net cash provided by operating activities - continuing operations:
Depreciation and amortization	11,843	13,767
Abandoned tenant improvement project	—	111
Impairment of long-lived assets	4,961	11,456
Abandoned offering costs	—	420
Gain on forgiveness of debt	—	(10,045)
Gain on internalization of Pacific Office Management	—	(507)
Deferred rent	132	20
Deferred ground rents	2,045	2,077
Interest amortization	2,371	2,547
Share based compensation	—	60
Above- and below-market lease amortization, net	(246)	(760)
Equity in net earnings of unconsolidated joint ventures	(310)	(3,171)
Bad debt expense	646	310
Changes in operating assets and liabilities:
Restricted cash for operating activities	983	3,547
Rents and other receivables	(180)	(298)
Other assets	144	2,024
Accounts payable and other liabilities	(1,441)	(1,532)
Net cash (used in) provided by operating activities - continuing operations	(1,326)	2,456
Net cash provided by operating activities - discontinued operations	1,640	623
Net cash provided by operating activities	314	3,079

Investing activities
Additions to and improvement of real estate	(9,432)	(4,079)
Investment in unconsolidated joint ventures	—	(2,898)
Acquisition of Pacific Office Management, net of cash received	—	293
Distributions from unconsolidated joint ventures	1,756	9,106
Contributions to unconsolidated joint ventures	(146)	(134)
Net sales proceeds from sale of property	17,298	—
Payment of leasing commissions	(1,208)	(921)
Interim financing provided to unconsolidated joint venture	—	(600)
Repayment of interim financing by unconsolidated joint venture	—	600
Restricted cash used for capital expenditures	(231)	1,326
Net cash provided by investing activities	8,037	2,693

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands)

	For the year ended
	December 31,
	2012	2011
Financing activities
Repayment of mortgage notes payable	(480)	(419)
Proceeds from mortgage note payable	4,875	—
Borrowings from revolving credit facility	—	553
Senior Common Stock repurchase	—	(66)
Financing costs	—	(1,558)
Payment on settlement of debt	(415)	—
Security deposits	(36)	(135)
Senior Common Stock dividends	(1,748)	(1,732)
Class A Common Stock dividends	—	(47)
Distributions to non-controlling interests - Preferred unitholders	—	(568)
Distributions to non-controlling interests - Common unitholders	—	(155)
Net cash provided by (used in) financing activities	2,196	(4,127)
Increase in cash and cash equivalents	10,547	1,645
Cash and cash equivalents at beginning of period	10,757	9,112
Cash and cash equivalents at end of period	$21,304	$10,757

Supplemental cash flow information
Interest paid	$19,748	$21,027

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$2,273	$2,272
Change in accrued capital expenditures	$(405)	$(621)
Decrease in mortgage notes payable due to foreclosure	$11,452	$—
Decrease in net operating assets/liabilities due to foreclosure	$8,267	$—

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

1.     Organization and Ownership

Pacific Office Properties -

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Annual Report on Form 10-K refer to Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), and its subsidiaries and joint ventures. Through our controlling interest in Pacific Office Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we own and operate primarily institutional-quality office properties in Hawaii. We operate in a manner that permits us to satisfy the requirements for taxation as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”).

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

Through our Operating Partnership, as of December 31, 2012, we owned four office properties comprising 1.2 million rentable square feet and interests (ranging from 5.0% to 32.2%) in 13 joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in nine of the joint venture properties, comprising 2.1 million rentable square feet (the “Property Portfolio”).  As of December 31, 2012, our Property Portfolio included office buildings in Honolulu, San Diego, Orange County, certain submarkets of Los Angeles and Phoenix.  Our property statistics as of December 31, 2012, excluding the City Square sports club, were as follows:

			Property
	Number of		Portfolio
	Properties	Buildings	Sq. Ft.
Wholly-owned properties	4	4	1,235,112
Unconsolidated joint venture properties	12	27	2,069,080
Total	16	31	3,304,192

References to square footage, occupancy or number of properties or buildings made within the notes to the consolidated financial statements are unaudited.

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

Principles of Consolidation

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by operating activities, the contribution of existing wholly-owned assets to joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings.  In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center property. In February 2013, we completed the sale of our Bank of Hawaii Waikiki Center joint venture property to an unrelated third party. Also in February 2013, we entered into an agreement to sell our Clifford Center property. The completion of the sale of our Clifford Center property is expected to occur in the second quarter of 2013.

We are focused on ensuring our properties are operating as efficiently as possible.  We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services.

As previously mentioned, effective April 1, 2012, we became externally advised by Shidler Pacific Advisors. In addition, effective April 1, 2012, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners. Our return to external management and related actions reflect our determination to reduce costs as much as reasonably practicable. This streamlining reduced the full-time workforce previously dedicated to our investment, divestment and capital markets activities. We do not expect to pursue these activities in the near future. We therefore believe that Shidler Pacific Advisors and Parallel Capital Partners can provide adequate personnel resources, at lower cost to us, for our current and prospective business. We expect to require additional personnel if we resume substantial activities of this nature.

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of December 31, 2012, we were obligated to spend $3.2 million in capital expenditures and leasing costs through 2013.

As of December 31, 2012, our total consolidated debt (which includes our mortgage and other loans, with a carrying value, excluding discount, of $298.3 million and our unsecured promissory notes with a carrying value of $21.1 million) was $319.4 million, with a weighted average interest rate of 5.76% and a weighted average remaining term of 3.33 years.

As of December 31, 2012, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2013. We also had promissory notes payable to certain affiliates in the aggregate principal amount of $21.1 million, scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, subject to our option to extend maturity for one additional year. We have extended the maturity of the promissory notes maturing on March 19, 2013 through May 31, 2013, and expect to extend the maturity of the remaining promissory notes, for the additional year.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Investments in real estate properties are stated at cost, less accumulated depreciation, amortization and impairment. A portion of certain assets comprising the properties contributed at the time of our formation transactions (the “Contributed Properties”) are stated at their historical net cost basis in an amount attributable to the ownership interests in the Contributed Properties owned by Mr. Shidler. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above- and below-market lease amounts are reflected in “Intangible assets, net” and “Acquired below-market leases, net,” respectively, in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancellable lease terms. Rental revenues included above-market and below-market lease intangible amortization of $0.3 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

Fair value is also assigned to tenant relationships.  Capitalized tenant relationship amounts are included in “Intangible assets, net” in the accompanying consolidated balance sheets and are amortized to “Depreciation and amortization” in the accompanying consolidated statements of operations.  Amounts are amortized over the remaining terms of the respective leases even if a tenant vacates prior to the contractual termination of the lease.  An adjustment to tenant relationship amounts occurs should the property experience an impairment loss.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

For the year ended December 31, 2012, we recorded non-cash impairment charges of $5.0 million on our Clifford Center property, as a result of the property’s fair value being below its current carrying value, in connection with the anticipated sale of the property. For the year ended December 31, 2011, we recorded non-cash asset impairment charges of $3.3 million on our Sorrento Technology Center property after concluding the carrying value may not be fully recoverable upon defaulting on our loan secured by the property. The operating results of the Sorrento property have been reclassified to “Discontinued operations,” for the reporting periods presented, in the accompanying consolidated financial statements of operations. In addition, we recorded non-cash impairment charges of $5.1 million and $6.4 million on our Pacific Business News Building and City Square properties, respectively, as a result of contributing these properties into joint ventures with a third party based on fair values below their current carrying values.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

No impairment charges were recorded in our investments in unconsolidated joint ventures for the year ended December 31, 2012. For the year ended December 31, 2011, we recorded non-cash impairment charges of $1.4 million, $0.06 million and $1.1 million in our U.S. Bank, Black Canyon and SoCal Portfolio joint ventures, respectively, due to uncertainty surrounding the debt secured by the properties owned by these joint ventures. These non-cash impairment charges are included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations before the sale for the periods ended December 31, 2012 and 2011, including the gain on the sale of the property, are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Properties in default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of properties in default are included in our consolidated balance sheets and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of operations have been reclassified to discontinued operations for the periods ended December 31, 2012 and 2011.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2012, goodwill of our consolidated properties amounted to $39.1 million, after writing off $9.4 million of goodwill associated with the sale of the First Insurance Center property in June 2012.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.10) million and $0.02 million for the years ended December 31, 2012 and 2011, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

Capitalized above-market and below-market lease amounts are amortized as a decrease and increase, respectively, to rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options.

We have leased space to certain tenants under non-cancellable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in “Rental revenues” in the accompanying consolidated statements of operations.

Rental revenue from parking operations and month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, which are included in “Other revenues” of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

Other revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.8 million and $0.4 million, as of December 31, 2012 and 2011, respectively.

We had a total of $1.8 million and $1.9 million of lease security available in security deposits, as of December 31, 2012 and 2011, respectively.

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

Deferred Loan Fees

Deferred loan fees include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the effective interest method. Deferred loan fees are included in “Other assets, net” in the accompanying consolidated balance sheets.  Amortization of deferred loan fees is included in “Interest” in the accompanying consolidated statements of operations.

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

Equity Offering Costs

Costs from potential equity offerings are reflected in “Other assets, net” in the accompanying consolidated balance sheets and are reclassified as a reduction in additional paid-in capital if and when the offering is successfully completed.  Costs include legal, accounting, marketing and other professional fees associated with the offering.  If an equity offering is abandoned or delayed for more than 90 days, the costs recorded on the balance sheet are expensed.  During the years ended December 31, 2012 and 2011, we expensed $0 and $0.4 million, respectively, in costs related to our unsuccessful public offering of Class A Common Stock.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Non-Controlling Interests

We account for non-controlling interests in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, we report non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income available to common stockholders on the statement of operations.  Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, FASB ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. We periodically evaluate individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations. See Note 12 for a more detailed discussion.

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  Pacific Office Management has elected to be treated as a TRS for federal income tax purposes.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

3.    Investments in Real Estate, net

Our investments in real estate, net, are summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
Land and land improvements	$39,290	$48,942
Building and building improvements	197,626	249,095
Tenant improvements	27,992	29,629
Construction in progress	602	936
Furniture, fixtures and equipment	1,305	1,354
Investments in real estate	266,815	329,956
Less: accumulated depreciation	(49,532)	(48,254)
Investments in real estate, net	$217,283	$281,702

4.     Intangible Assets and Below-Market Leases

Our identifiable intangible assets and below-market leases, net, are summarized as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	December 31, 2012	December 31, 2011
Acquired leasing commissions:
Gross amount	$6,918	$7,283
Accumulated amortization	(4,082)	(4,290)
Net balance	2,836	2,993

Acquired leases in place:
Gross amount	6,315	10,188
Accumulated amortization	(6,078)	(8,471)
Net balance	237	1,717

Acquired tenant relationship costs:
Gross amount	9,740	12,844
Accumulated amortization	(6,590)	(6,264)
Net balance	3,150	6,580

Acquired other intangibles:
Gross amount	3,121	3,126
Accumulated amortization	(1,026)	(1,056)
Net balance	2,095	2,070

Acquired above-market leases:
Gross amount	1,392	2,011
Accumulated amortization	(1,367)	(1,819)
Acquired above-market leases, net	25	192

Intangible assets, net	$8,343	$13,552

Acquired below-market leases:
Gross amount	$6,900	$9,084
Accumulated amortization	(2,911)	(3,878)
Acquired below-market leases, net	$3,989	$5,206

As shown in the following table (in thousands), we recognized amortization of acquired above- and below-market leases. The amortization of acquired above- and below-market leases are included as a decrease and increase, respectively, to “Rental revenues” in the accompanying consolidated statements of operations. Also, we recognized amortization of other intangible assets, including acquired leasing commissions, acquired leases in place, acquired tenant relationship costs and acquired other intangibles. The amortization of these intangible assets is included in “Depreciation and amortization” in the accompanying consolidated statements of operations.

	For the year ended December 31,
	2012	2011
Total intangibles amortization expense	$2,684	$4,335
Acquired above-market lease amortization	$(113)	$(131)
Acquired below-market lease amortization	$392	$1,135

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the estimated net amortization of intangible assets and acquired below-market leases at December 31, 2012 for the next five years (in thousands):

	2013	2014	2015	2016	2017	There-after	Total	Amort. Period (Years)
Leasing commissions	$696	$576	$467	$337	$260	$500	$2,836	3.6
Leases in place	88	26	8	8	8	99	237	5.8
Tenant relationship costs	1,201	864	545	303	128	109	3,150	2.4
Other intangibles	64	62	62	62	62	1,783	2,095	17.4
Acquired above-market leases	25	—	—	—	—	—	25	1.0
Intangible assets, net	$2,074	$1,528	$1,082	$710	$458	$2,491	$8,343

Acquired below-market leases	$265	$250	$232	$232	$232	$2,778	$3,989	8.1

5.     Investments in Unconsolidated Joint Ventures

At December 31, 2012, we owned interests in seven joint ventures (of which we have managing ownership interests in four), holding 12 office properties, comprised of 27 office buildings and 2.1 million rentable square feet.  One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows. Following our April 1, 2012 externalization of management, certain of these amounts are payable to Parallel Capital Partners for property management and other services.

At December 31, 2012 and 2011, the JV Basis Differential was $(0.1) million and is included in “Investments in unconsolidated joint ventures” in the accompanying consolidated balance sheet. For the year ended December 31, 2012, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net earnings of unconsolidated joint ventures” in the accompanying consolidated statement of operations. For the year ended December 31, 2011, we recognized $1.2 million of amortization expense attributable to the JV Basis Differential (primarily related to the write-off of the JV Basis Differential in the U.S. Bank, Black Canyon and SoCal Portfolio investments), which is included in “Equity in net earnings of unconsolidated joint ventures” in the accompanying consolidated statement of operations.

No impairment charges were recorded in our investments in unconsolidated joint ventures for the year ended December 31, 2012. For the year ended December 31, 2011, we recorded non-cash impairment charges of $1.4 million, $0.06 million and $1.1 million in our U.S. Bank, Black Canyon and SoCal Portfolio joint ventures, respectively, due to uncertainty surrounding the debt secured by the properties owned by these joint ventures. These non-cash impairment charges are included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the year ended December 31,
	2012	2011
Revenues:
Rental	$37,832	$50,735
Other	10,216	12,278
Total revenues	48,048	63,013
Expenses:
Rental operating	26,278	30,510
Depreciation and amortization	16,591	24,748
Interest	32,358	24,665
Acquisition costs	1	1,446
Impairment of long-lived assets	—	11,896
Total expenses	75,228	93,265
Loss before net gains on sale of properties and extinguishment of debts	(27,180)	(30,252)
Net gain on sale of properties	741	35,670
Net gain on extinguishment of debts	6,312	—
Net (loss) income	$(20,127)	$5,418

Equity in net earnings of unconsolidated joint ventures(1)	$310	$3,171

	December 31, 2012	December 31, 2011
Investment in real estate, net	$224,903	$344,425
Other assets	50,346	70,069
Total assets	$275,249	$414,494

Mortgage and other loans	$230,684	$332,786
Other liabilities	29,251	19,909
Total liabilities	$259,935	$352,695

Investment in unconsolidated joint ventures	$3,680	$4,980

(1)
The total earnings of all the joint ventures were in a loss position for the year ended December 31, 2012. However, the Company’s equity in the unconsolidated joint ventures was positive for the same period. There were four primary factors that produced this result. First, a gain was recognized on the extinguishment of the debt encumbering the Black Canyon property sold in the third quarter of 2012. See Note 13 for additional discussion on this property sale. Second, the Company’s effective ownership in the various joint ventures ranges from 5.0% to 32.2% and therefore only a portion of the losses of the joint ventures was attributable to the Company. Third, the Company received distributions from joint ventures whose investments were previously written-off. Finally, the Company earned priority returns from certain joint ventures that exceeded its proportionate equity ownership in the joint ventures. The combination of the gain from Black Canyon, the distributions from previously written-off investments, and the priority returns more than exceeded the Company’s share of operating losses from the joint ventures for the year ended December 31, 2012.

6.     Other Assets, net

 Other assets, net, consist of the following (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	December 31, 2012	December 31, 2011
Deferred loan fees, net of accumulated amortization of $1.3 million and $1.6 million at December 31, 2012 and 2011, respectively	$817	$1,245
Prepaid expenses	801	1,180
Total other assets, net	$1,618	$2,425

7.      Minimum Future Lease Rentals

Future minimum base rentals on non-cancellable office leases for the years succeeding December 31, 2012 are as follows (in thousands):

2013	$18,982
2014	17,135
2015	13,335
2016	10,370
2017	9,093
Thereafter	27,533
Total future minimum base rental revenue	$96,448

The above future minimum base rental revenue excludes tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised. Lease termination fee revenues for the year ended December 31, 2012 was not significant. Lease termination fee revenues for the year ended December 31, 2011 were $0.5 million.

We have leased space to certain tenants under non-cancellable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the consolidated statements of operations. We recorded $0.2 million and $0.1 million of percentage rental income for the years ended December 31, 2012 and 2011, respectively.

8.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Accounts payable	$491	$218
Interest payable	9,025	7,726
Deferred revenue	996	1,126
Security deposits	1,777	1,901
Deferred straight-line ground rent	12,547	10,804
Accrued expenses	7,947	8,210
Asset retirement obligations	629	613
Total accounts payable and other liabilities	$33,412	$30,598

9.     Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount or premium, is as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	Outstanding Principal Balance, Net at
Property	December 31, 2012	December 31, 2011	Interest Rate	Maturity Date
Clifford Center	$2,527	$2,907	4.375%	8/15/2014
Clifford Center Land	4,774	—	4.00%	2/17/2017
Sorrento Technology Center(1)	—	11,452
First Insurance Center(2)	—	37,626
First Insurance Center(2)	—	13,860
Pan Am Building	59,980	59,974	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,478	94,344	5.86%	11/11/2016
Subtotal	272,759	331,163
Revolving line of credit (3)	25,000	25,000	1.10%	12/31/2013
Total	$297,759	$356,163

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

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding December 31, 2012 are as follows (in thousands and includes scheduled principal paydowns):

2013	$25,499
2014	2,273
2015	130
2016	266,135
2017	4,264
Total mortgage and other loans(1)	$298,301

(1)
This balance is the gross amount and does not include the discount of $0.5 million which is included in the outstanding balance of $297.8 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of December 31, 2012 and 2011, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the years ended December 31, 2012 and 2011, we recognized $0.3 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the years ended December 31, 2012 and 2011, we recognized $0.5 million in interest to Shidler LP for the annual fee.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

10.     Unsecured Notes Payable to Related Parties

At December 31, 2012 and 2011, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of options granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. We have extended the maturity of the promissory notes maturing on March 19, 2013 through May 31, 2013, and expect to extend the maturity of the remaining promissory notes, for the additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through December 31, 2012, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At December 31, 2012 and 2011, $8.1 million and $6.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Ground lease rent expense, including minimum rent and percentage rent, recorded during the years ended December 31, 2012 and 2011 was $4.3 million and $4.7 million, respectively.

The following table indicates our future minimum ground lease payments of our Waterfront Plaza Property for the years succeeding December 31, 2012 (in thousands):

2013	$2,128
2014	2,128
2015	2,128
2016	2,928
2017	2,928
Thereafter	200,404
Total future minimum ground lease payments	$212,644

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, San Diego, Los Angeles, Orange County and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of December 31, 2012, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of December 31, 2012 and 2011, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million for both periods.  The accretion expense related to asbestos removal was $0.04 million for each of the years ended December, 2012 and 2011.

Waterfront Plaza Ground Lease

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of December 31, 2012 and 2011, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million and $0.3 million, respectively. The accretion expense was not significant for each of the years ended December 31, 2012 and 2011.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of December 31, 2012, we are obligated to spend $3.2 million through 2013.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We do not believe that any potential liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.  However, any requested payment could be challenged by us or significantly reduced.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

12.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2011 to December 31, 2012 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2011	$(134,406)	$127,268	$(31,321)	$(38,459)
Net income (loss)	(2,166)	2,273	(14,003)	(13,896)
Dividends and distributions	(1,748)	(2,273)	—	(4,021)
Balance at December 31, 2012	$(138,320)	$127,268	$(45,324)	$(56,376)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of December 31, 2012 and 2011, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

a number of Senior Common Units corresponding to the number of shares of Senior Common Stock outstanding, which entitle us to receive distributions from the Operating Partnership in an amount per Senior Common Unit equal to the per share dividend payable to holders of our Senior Common Stock.

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of December 31, 2012.  During the years ended December 31, 2012 and 2011, no Common Units or Preferred Units were redeemed or issued. As of December 31, 2012, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Class A Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2012, the cumulative unpaid distributions attributable to Preferred Units were $4.5 million.  We anticipate continuing to accrue these distributions through 2013.

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

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Class A Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of December 31, 2012, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management in February 2011, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of December 31, 2012, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Income (Loss) per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of December 31, 2012, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the year ended December 31,
	2012	2011
Net loss attributable to common stockholders - basic and diluted(1)	$(3,914)	$(5,632)

Weighted average number of common shares	3,941,242	3,923,918
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,923,918
Net loss per common share - basic and diluted	$(0.99)	$(1.44)

(1)
For each of the years ended December 31, 2012 and 2011, net loss attributable to common stockholders includes $2.3 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For the year ended December 31, 2012, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;

For the year ended December 31, 2011, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,413,754 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;
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

Our board of directors has authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through March 31, 2013, in an amount equal to an annualized rate of 7.25%. Dividends declared for each month have been or will be paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2012, the cumulative unpaid distributions attributable to Preferred Units were $4.5 million, which we do not anticipate to pay in 2013.

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

13.     Acquisition and Disposition Activity

Contribution of Wholly-Owned Assets into Unconsolidated Joint Ventures

On April 13, 2011, we contributed our Pacific Business News Building property to a newly-formed joint venture with Angelo Gordon & Co. (“Angelo Gordon”).  The joint venture paid off, at a discount, the loan secured by the property, which had matured in April 2010.

On May 2, 2011, we contributed our City Square property to a newly-formed joint venture with Angelo Gordon.  The joint venture paid off, at a discount, the mezzanine loan and assumed the senior loan encumbering the City Square property, each of which had matured in September 2010. The joint venture subsequently refinanced the senior loan.

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

Acquisition of Unconsolidated Joint Venture Investments

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

Disposition of Unconsolidated Joint Venture Investments

On October 15, 2011, the Palomar Heights Corporate Center property, located in Carlsbad, California, was sold to an unrelated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, including the interim financing we had provided to the joint venture. The remaining proceeds were retained by the joint venture for working capital purposes.

On December 12, 2011, the Seaview Corporate Center property, located in San Diego, California, was sold to an unrelated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses. A portion of the sale proceeds were distributed to the partners of the joint venture, including us, which are included in “Equity in net earnings of unconsolidated joint ventures” on our consolidated statement of operations for the year ended December 31, 2011.

On December 28, 2011, the Poway Flex property, located in Poway, California, was sold to an unrelated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to pay down the mortgage note payable and other transaction related expenses. The remaining net available proceeds were distributed to the members of the joint venture, including us, which are included in “Equity in net earnings of unconsolidated joint ventures” on our consolidated statement of operations for the year ended December 31, 2011.

On September 27, 2012, the Black Canyon Corporate Center property, located in Phoenix, Arizona, was sold in a foreclosure sale. The sale of the property, which was previously owned by one of our unconsolidated joint ventures, resulted in positive earnings for the joint venture primarily due to a gain from the extinguishment of the debt encumbering the property. Our portion

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

of the earnings of this joint venture is included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations for the year ended December 31, 2012.

Discontinued Operations

Foreclosure of Sorrento Technology Center. On January 5, 2012, the lender on the Sorrento Technology Center property, located in San Diego, California, foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. The gain recognized on foreclosure during the year ended December 31, 2012 is a result of the write off of this property in its entirety. As of December 31, 2011, the carrying value of Sorrento Technology Center’s assets included in “Investments in real estate, net” in the accompanying consolidated balance sheets amounted to $8.8 million.

Sale of First Insurance Center. On June 18, 2012, we completed the sale of the fee and leasehold interests in the First Insurance Center property, located in Honolulu, Hawaii, for aggregate consideration of $70.5 million (including the assumption of $52 million of debt encumbering the property). As a result of the sale, we recorded net sales proceeds of $17.3 million and recognized a gain of $5.4 million during the year ended December 31, 2012, and is included in “Gain on sale of property” in the accompanying consolidated statements of operations. The operating results of the First Insurance Center property for the years ended December 31, 2012 and 2011 are included in “Discontinued operations” in the accompanying consolidated statements of operations. As of December 31, 2011, the carrying value of First Insurance Center’s assets included in “Investments in real estate, net” in the accompanying consolidated balance sheets amounted to $50.2 million.

The following table summarizes the components that comprise income (loss) from discontinued operations (in thousands):

	For the year ended December 31,
	2012	2011
Revenue	$4,716	$10,123
Expenses	(3,954)	(14,402)
Income (loss) from discontinued operations before gain on extinguishment of debt and gain on sale of property	762	(4,279)
Gain on extinguishment of debt	2,251	—
Gain on sale of property	5,365	—
Total income (loss) from discontinued operations	$8,378	$(4,279)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

in a joint venture with co-investment partners or entity-level financings, as well as on amounts available on our credit facilities and on the principal amount of indebtedness we may issue.

Effective as of February 1, 2011 we internalized our management by terminating the Advisory Agreement and acquiring all of the outstanding stock of Pacific Office Management for an aggregate purchase price of $25,000.  Pacific Office Management waived the internalization fee equal to $1.0 million, plus certain accrued and unreimbursed expenses. The purchase price of $25,000 for Pacific Office Management was less than the fair value of the assets acquired and liabilities assumed resulting in a bargain purchase which is recognized as a gain on the acquisition date.  The gain resulted in part because previously unpaid amounts due from the wholly-owned properties were eliminated upon consolidation.  The $0.5 million gain is reflected in “Non-operating income” in the accompanying consolidated statement of operations for the year ended December 31, 2011.

Externalization of Management

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000 and is responsible for the day to day operations and management of the Company. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012. In addition, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners, a related party. Shidler Pacific Advisors and Parallel Capital Partners are entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

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

	Shidler Pacific Advisors and affiliates fees for the year ended December 31, 2012	Pacific Office Management and affiliates fees for the one month ended January 31, 2011
Property management	$1,488	$255
Corporate management	640	63
Construction management and other	102	3
Total	$2,230	$321

Pacific Office Management and Shidler Pacific Advisors leased space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.4 million for the year ended December 31 2012 from Shidler Pacific Advisors, and $0.1 million for the one month ended January 31, 2011 from Pacific Office Management.
Below is the unaudited pro forma information that reflects the specified line items of our consolidated financial statements assuming that the externalization of management had been completed as of January 1, 2011 (in thousands, except per share amounts):

	For the year ended December 31,
	2012	2011
Pro forma operating revenues	$45,329	$51,660
Pro forma operating expenses	$(67,734)	$(82,258)
Pro forma net loss attributable to common stockholders	$(3,734)	$(5,445)
Pro forma loss per share	$(0.95)	$(1.39)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

14.     Other Related Party Transactions

During each of the years ended December 31, 2012 and 2011, we incurred $0.5 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. See Note 9 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering the Contributed Properties and certain additional properties acquired after the completion of our formation transactions.  Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock, and was a director and stockholder of Pacific Office Management prior to our acquisition of Pacific Office Management.  See Note 11 for additional discussion on these indemnities.

At December 31, 2012 and 2011, $8.1 million and $6.1 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.  See Note 10 for a detailed discussion on these unsecured notes payable to related parties.

Prior to the internalization of our management effective as of February 1, 2011, we were externally advised by Pacific Office Management, an entity owned and controlled by Mr. Shidler, Mr. Reynolds and certain of our current and former executive officers. Effective April 1, 2012, we are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. At December 31, 2012, we have $0.2 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets. See Note 13 for additional discussion on our advisors and fees earned by Pacific Office Management prior to internalization, and by Shidler Pacific Advisors subsequent to externalization.

At December 31, 2012 and 2011, we have $0 million and $0.4 million, respectively, of amounts receivable from related parties included in “Rents and other receivables, net” in our accompanying consolidated balance sheets, which consists primarily of property management fees and lease commission fees due from our joint ventures primarily relating to the time during which our management was internalized from February 2011 to March 2012.  See Note 13 for additional discussion of the internalization of management in February 2011 and the externalization of management in April 2012.

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

The Company had no equity awards outstanding as of December 31, 2012 and 2011. As of December 31, 2012, all of our share-based payments to directors have vested. In connection with these grants, the Company recorded $0 and $60 thousand of stock-based compensation expense for the years ended December 31, 2012 and 2011, respectively. These amounts are included in “General and administrative” expenses in the accompanying consolidated statement of operations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

storage space rental.  We also have certain corporate level income and expenses related to our credit facility and legal, accounting, finance and management activities, which are not considered separate operating segments.

The following tables summarize the statements of operations by region of our wholly-owned consolidated properties for the years ended December 31, 2012 and 2011 (in thousands):

	For the year ended December 31, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$22,752	$—	$31	$22,783
Tenant reimbursements	16,398	—	—	16,398
Property management and other services	—	—	1,390	1,390
Parking	5,675	—	—	5,675
Other	272	—	156	428
Total revenue	45,097	—	1,577	46,674
Expenses:
Rental property operating	28,328	—	—	28,328
General and administrative	—	—	4,040	4,040
Depreciation and amortization	11,843	—	—	11,843
Interest	17,289	—	2,797	20,086
Impairment of long-lived assets	4,961	—	—	4,961
Total expenses	62,421	—	6,837	69,258
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(17,324)	—	(5,260)	(22,584)
Equity in net earnings of unconsolidated joint ventures	—	—	310	310
Net loss from continuing operations	(17,324)	—	(4,950)	(22,274)
Discontinued operations:
Income from discontinued operations before gains on extinguishment of debt and sale of property	762	—	—	762
Gain on extinguishment of debt	—	2,251	—	2,251
Gain on sale of property	5,365	—	—	5,365
Income from discontinued operations	6,127	2,251	—	8,378

Net income (loss)	$(11,197)	$2,251	$(4,950)	(13,896)
Net loss attributable to non-controlling interests				11,730
Dividends on Senior Common Stock				(1,748)
Net loss attributable to common stockholders				$(3,914)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the year ended December 31, 2011
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$24,327	$3,651	$75	$28,053
Tenant reimbursements	16,283	210	—	16,493
Property management and other services	—	—	5,178	5,178
Parking	5,724	323	—	6,047
Other	732	39	383	1,154
Total revenue	47,066	4,223	5,636	56,925
Expenses:
Rental property operating	27,528	2,339	—	29,867
General and administrative	—	—	10,709	10,709
Depreciation and amortization	12,349	1,418	—	13,767
Interest	17,520	1,450	2,747	21,717
Abandoned offering costs	—	—	420	420
Acquisition costs	—	—	282	282
Impairment of long-lived assets	5,049	6,407	—	11,456
Total expenses	62,446	11,614	14,158	88,218
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(15,380)	(7,391)	(8,522)	(31,293)
Equity in net earnings of unconsolidated joint ventures	—	—	3,171	3,171
Net loss from continuing operations	(15,380)	(7,391)	(5,351)	(28,122)
Income (loss) from discontinued operations	400	(4,679)	—	(4,279)
Net loss	$(14,980)	$(12,070)	$(5,351)	(32,401)
Gain on forgiveness of debt				10,045
Net loss attributable to non-controlling interests				17,966
Non-operating income				507
Dividends on Senior Common Stock				(1,749)
Net loss attributable to common stockholders				$(5,632)

The following table summarizes total assets, goodwill and capital expenditures, by region, of our wholly-owned consolidated properties as of, and for the years ended, December 31, 2012 and 2011 (in thousands):

	Honolulu	Western U.S.	Corporate	Total
Total assets:
December 31, 2012	$276,482	$—	$23,406	$299,888
December 31, 2011	$350,309	$9,702	$14,601	$374,612

Total goodwill:
December 31, 2012	$39,111	$—	$—	$39,111
December 31, 2011	$48,549	$—	$—	$48,549

Capital expenditures:
For the year ended:
December 31, 2012	$8,744	$—	$—	$8,744
December 31, 2011	$3,421	$37	$—	$3,458

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The fair market value of debt is determined using the trading price of public debt or a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk (Level 3). Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At December 31, 2012, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.8 million and $292.7 million, respectively.  At December 31, 2011, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $356.2 million and $346.2 million, respectively.

18.     Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2012 and 2011 (in thousands, except for common share information). Certain quarterly amounts presented for 2012 and 2011 have been reclassified to reflect the sale of our First Insurance Center property and the foreclosure, by the lender, of our Sorrento Technology Center property, which occurred in 2012. The operating results for these properties are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	Quarters Ended
	Dec 31	Sept 30	June 30	March 31
2012:
Total revenue	$10,750	$11,715	$11,502	$12,707
Net income (loss)	$(10,228)	$(3,675)	$1,643	$(1,636)
Net income (loss) attributable to common stockholders	$(2,453)	$(1,023)	$139	$(577)
Net income (loss) per common share - basic and diluted	$(0.62)	$(0.26)	$0.04	$(0.15)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

2011:
Total revenue	$13,082	$13,017	$14,388	$16,438
Net income (loss)	$1,105	$(6,012)	$(11,524)	$(5,418)
Net income (loss) attributable to common stockholders	$16	$(1,537)	$(2,719)	$(1,393)
Net income (loss) per common share - basic and diluted	$—	$(0.39)	$(0.70)	$(0.36)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,909,429	3,903,150

19.     Subsequent Events

On January 31, 2013, the Palomar Heights Plaza property, located in San Diego, California, was sold in a foreclosure sale. The sale of the property, which was previously owned by one of our unconsolidated joint ventures, resulted in a loss to the joint venture from the foreclosure transaction. Our share of the loss will be included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations.

On February 15, 2013, the Bank of Hawaii Waikiki Center property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses. The remaining net available proceeds were distributed to the members of the joint venture.

On February 25, 2013, the Board of Directors of the Company terminated the 2008 Directors’ Stock Plan.

On February 28, 2013, we entered into an agreement to sell our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for cash consideration of $11.2 million, which, if completed, would result in expected cash proceeds to us of approximately $4.0 million after payment of the existing debt encumbering the property and before transaction expenses. The completion of the sale transaction is scheduled to occur in the second quarter of 2013, subject to customary closing conditions and the buyer’s one-time right to extend the scheduled closing date by up to 30 calendar days. We cannot be certain that we will be able to complete the sale of our Clifford Center property within that timeframe or at all.

SCHEDULE III

Pacific Office Properties Trust, Inc.
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

			Initial Costs			Gross Amounts at December 31, 2012
Office, Property Name	Location	Encumbrances	Land	Building and Improvements(1)	Capital Costs Subsequent To Acquisition	Land	Building and Improvements(1)(4)	Total	Accumulated Depreciation	Date Built(2)	Date Acquired	Depreciation Life (Yrs)
Clifford Center	HI	$7,301	$50	$8,279	$6,927	$5,472	$4,894	$10,366	$2,364	1964	2008	5-39
Davies Pacific Center	HI	95,000	15,587	83,181	5,240	15,587	88,420	104,007	15,513	1972	2008	3-34
Pan Am Building	HI	60,000	17,700	52,027	2,451	17,700	54,477	72,177	10,355	1969	2008	4-42
Waterfront	HI	111,000	—	63,068	17,514	—	80,209	80,209	21,300	1988/ 2006(3)	2004	5-42
AZL Land	AZ	—	56	—	—	56	—	56	—		2008	n/a
Total		$273,301	$33,393	$206,555	$32,132	$38,815	$228,000	$266,815	$49,532

(1)	Includes building and improvements, land improvements, tenant improvements, furniture, fixtures and equipment and construction in progress.

(2)	Represents the year in which the property was first placed in service.

(3)	Year built/renovated.

(4)	Includes impairment charges recorded in 2012.

	For the year ended December 31,
	2012	2011
Real estate properties:
Balance, beginning of period	$329,956	$403,698
Additions and improvements, net	7,877	3,458
Abandonment of project	—	(111)
Impairment of real estate	(4,891)	(12,809)
Sale of real estate	(55,691)	—
Deconsolidation and write-off of real estate	(10,436)	(64,280)
Balance, end of period	$266,815	$329,956

Accumulated depreciation:
Balance, beginning of period	$48,254	$50,561
Depreciation	9,335	12,022
Sale of real estate	(5,768)	—
Deconsolidation and write-off of real estate	(2,289)	(14,329)
Balance, end of period	$49,532	$48,254