Form 10-Q
period 2013-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2013-05-09
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 7, 2013 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Investments in real estate, net	$216,202	$217,283
Cash and cash equivalents	21,407	21,304
Restricted cash	3,713	3,719
Rents and other receivables, net	1,337	1,218
Deferred rents	3,666	3,612
Intangible assets, net	7,986	8,343
Other assets, net	1,907	1,618
Goodwill	39,111	39,111
Investments in unconsolidated joint ventures	2,784	3,680
Total assets	$298,113	$299,888

LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$297,670	$297,759
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities	35,277	33,412
Acquired below-market leases, net	3,920	3,989
Total liabilities	357,971	356,264

Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of March 31, 2013 and December 31, 2012) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at March 31, 2013 and December 31, 2012	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at March 31, 2013 and December 31, 2012	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	110	110
Cumulative deficit	(160,835)	(160,074)
Total stockholders’ equity (deficit)	(139,081)	(138,320)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(48,045)	(45,324)
Total equity (deficit)	(59,858)	(56,376)
Total liabilities and equity (deficit)	$298,113	$299,888

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the three months ended
	March 31,
	2013	2012
Revenue
Rental	$5,483	$5,858
Tenant reimbursements	4,319	3,990
Property management and other services	—	1,294
Parking	1,389	1,377
Other	78	188
Total revenue	11,269	12,707
Expenses
Rental property operating	6,767	6,675
General and administrative	418	2,704
Depreciation and amortization	2,660	2,924
Interest	4,960	4,954
Total expenses	14,805	17,257
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(3,536)	(4,550)
Equity in net earnings of unconsolidated joint ventures	1,059	505
Loss from continuing operations	(2,477)	(4,045)
Discontinued operations:
Income from discontinued operations before gain on extinguishment of debt	—	158
Gain on extinguishment of debt	—	2,251
Income from discontinued operations	—	2,409

Net loss	(2,477)	(1,636)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	2,721	2,064
Net loss attributable to non-controlling interests	2,153	1,496

Net loss attributable to common stockholders before dividends on Senior Common Stock	(324)	(140)
Dividends on Senior Common Stock	(437)	(437)
Net loss attributable to common stockholders	$(761)	$(577)

Income (loss) per common share:
Loss from continuing operations	$(0.19)	$(0.28)
Income from discontinued operations	—	0.13
Net loss per common share - basic and diluted	$(0.19)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	For the three months ended
	March 31,
	2013	2012
Operating activities
Net loss	$(2,477)	$(1,636)
Income from discontinued operations	—	2,409
Loss from continuing operations	(2,477)	(4,045)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations:
Depreciation and amortization	2,660	2,924
Deferred rent	(53)	(43)
Deferred ground rents	510	232
Interest amortization	608	576
Above- and below-market lease amortization, net	(45)	(67)
Equity in net earnings of unconsolidated joint ventures	(1,059)	(505)
Bad debt expense	24	215
Changes in operating assets and liabilities:
Restricted cash for operating activities	(195)	792
Rents and other receivables	(143)	(234)
Other assets	(347)	(744)
Accounts payable and other liabilities	(180)	(863)
Net cash used in operating activities - continuing operations	(697)	(1,762)
Net cash provided by operating activities - discontinued operations	—	492
Net cash used in operating activities	(697)	(1,270)

Investing activities
Additions to and improvement of real estate	(605)	(6,479)
Distributions from unconsolidated joint ventures	1,955	674
Contributions to unconsolidated joint ventures	—	(121)
Payment of leasing commissions	(234)	(142)
Restricted cash used for capital expenditures	201	—
Net cash provided by (used in) investing activities	1,317	(6,068)

Financing activities
Repayment of mortgage notes payable	(124)	(106)
Proceeds from mortgage note payable	—	4,875
Payment on settlement of debt	—	(415)
Security deposits	44	(31)
Senior Common Stock dividends	(437)	(437)
Net cash (used in) provided by financing activities	(517)	3,886

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands)

	For the three months ended
	March 31,
	2013	2012

Increase (decrease) in cash and cash equivalents	103	(3,452)
Cash and cash equivalents at beginning of period	21,304	10,757
Cash and cash equivalents at end of period	$21,407	$7,305

Supplemental cash flow information
Interest paid	$4,353	$5,785

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$568	$568
Change in accrued capital expenditures	$407	$353
Decrease in mortgage notes payable due to foreclosure	$—	$11,452
Decrease in net operating assets/liabilities due to foreclosure	$—	$8,267

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

Following our formation transactions and through January 2011, we were externally advised by Pacific Office Management, Inc., a Delaware corporation (“Pacific Office Management”), an entity that was owned and controlled by Jay H. Shidler (“Mr. Shidler”), our Chairman of the Board, certain of our current and former executive officers and James C. Reynolds, who beneficially owns 12% of our Class A Common Stock. Pacific Office Management was responsible for our day-to-day operation and management. Effective as of February 1, 2011, we acquired all of the outstanding stock of Pacific Office Management and internalized management. From February 1, 2011 through March 31, 2012, we remained self-managed.

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

Through our Operating Partnership, as of March 31, 2013, we owned four office properties comprising 1.2 million rentable square feet and interests (ranging from 5.0% to 32.2%) in seven joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in three of the joint venture properties, comprising 1.1 million rentable square feet (the “Property Portfolio”).  As of March 31, 2013, our Property Portfolio included office buildings in Honolulu, San Diego, Los Angeles and Phoenix.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2013, we were obligated to spend $4.0 million in capital expenditures and leasing costs through the remainder of 2013.

As of March 31, 2013, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $297.7 million and our unsecured promissory notes with a carrying value of $21.1 million) was $318.8 million, with a weighted average interest rate of 5.76% and a weighted average remaining term of 3.14 years.

As of March 31, 2013, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2013. We also had promissory notes payable to certain affiliates in the aggregate principal amount of $21.1 million, scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, subject to our option to extend maturity for one additional year. We have extended the maturity of the promissory notes maturing on March 19, 2013 through May 31, 2013, and expect to extend the maturity of the remaining promissory notes, for the additional year.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three months ended March 31, 2013 and 2012.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three months ended March 31, 2013 and 2012.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. The results of operations for the First Insurance Center property, which had

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

been classified as held for sale prior to its sale in June 2012, are included in “Discontinued operations” in the accompanying consolidated statements of operations for the three months ended March 31, 2012.

Properties in default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of properties in default are included in our consolidated balance sheets and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Accordingly, the results of its operations are included in “Discontinued operations” in the accompanying consolidated statements of operations for the three months ended March 31, 2012.

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

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of March 31, 2013, goodwill of our consolidated properties amounted to $39.1 million.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.05 million and $0.04 million for the three months ended March 31, 2013 and 2012, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.7 million and $0.8 million, as of March 31, 2013 and December 31, 2012, respectively.

We had a total of $1.8 million of lease security available in security deposits, as of both March 31, 2013 and December 31, 2012.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

3.    Investments in Real Estate, net

Our investments in real estate, net, are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Land and land improvements	$39,290	$39,290
Building and building improvements	197,633	197,626
Tenant improvements	28,094	27,992
Construction in progress	1,446	602
Furniture, fixtures and equipment	1,305	1,305
Investments in real estate	267,768	266,815
Less: accumulated depreciation	(51,566)	(49,532)
Investments in real estate, net	$216,202	$217,283

4.     Intangible Assets and Below-Market Leases

Our identifiable intangible assets and below-market leases, net, are summarized as follows (in thousands):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	March 31, 2013	December 31, 2012
Acquired leasing commissions:
Gross amount	$7,137	$6,918
Accumulated amortization	(4,253)	(4,082)
Acquired leasing commissions, net	2,884	2,836

Acquired leases in place:
Gross amount	6,302	6,315
Accumulated amortization	(6,100)	(6,078)
Acquired leases in place, net	202	237

Acquired tenant relationship costs:
Gross amount	9,740	9,740
Accumulated amortization	(6,919)	(6,590)
Acquired tenant relationship costs, net	2,821	3,150

Acquired other intangibles:
Gross amount	3,114	3,121
Accumulated amortization	(1,036)	(1,026)
Acquired other intangibles, net	2,078	2,095

Acquired above-market leases:
Gross amount	1,392	1,392
Accumulated amortization	(1,391)	(1,367)
Acquired above-market leases, net	1	25

Intangible assets, net	$7,986	$8,343

Acquired below-market leases:
Gross amount	$6,893	$6,900
Accumulated amortization	(2,973)	(2,911)
Acquired below-market leases, net	$3,920	$3,989

5.     Investments in Unconsolidated Joint Ventures

At March 31, 2013, we were partners with third parties in six joint ventures (of which we have managing ownership interests in three), holding seven properties, comprised of 12 office buildings and 1.1 million rentable square feet, including a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows. Following our April 1, 2012 externalization of management, certain of these amounts are payable to Parallel Capital Partners for property management and other services.

At March 31, 2013 and December 31, 2012, the JV Basis Differential was $(0.1) million and is included in “Investments in unconsolidated joint ventures” in the accompanying consolidated balance sheet. For each of the three month periods ended March 31, 2013 and 2012, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net earnings of unconsolidated joint ventures” in the accompanying consolidated statement of operations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the three months ended March 31,
	2013	2012
Revenues:
Rental	$5,524	$10,887
Other	1,590	2,993
Total revenues	7,114	13,880
Expenses:
Rental operating	3,871	6,788
Depreciation and amortization	1,689	4,765
Interest	2,340	14,230
Total expenses	7,900	25,783
Loss before net gains on sale of properties and extinguishment of debts	(786)	(11,903)
Net gain on sale of properties	26,885	—
Net loss on extinguishment of debts	(946)	—
Net income (loss)	$25,153	$(11,903)

Equity in net earnings of unconsolidated joint ventures(1)	$1,059	$505

	March 31, 2013	December 31, 2012
Investment in real estate, net	$94,519	$224,903
Other assets	22,591	50,346
Total assets	$117,110	$275,249

Mortgage and other loans	$78,856	$230,684
Other liabilities	4,684	29,251
Total liabilities	$83,540	$259,935

Investments in unconsolidated joint ventures	$2,784	$3,680

(1)
The total earnings of all the joint ventures were in a loss position for the three months ended March 31, 2012. However, the Company’s equity in the unconsolidated joint ventures was positive for the same period. This occurred because the Company’s effective ownership in the various joint ventures ranges from 5.0% to 32.2% and therefore only a portion of the losses of the joint ventures was attributable to the Company. In addition, the Company earned priority returns from certain joint ventures that exceeded its proportionate equity ownership in the joint ventures.

6.     Other Assets, net

 Other assets, net, consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred loan fees, net of accumulated amortization of $1.3 million at March 31, 2013 and December 31, 2012	$757	$817
Prepaid expenses	1,150	801
Total other assets, net	$1,907	$1,618

7.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts payable	$532	$491
Interest payable	9,528	9,025
Deferred revenue	865	996
Security deposits	1,821	1,777
Deferred straight-line ground rent	13,057	12,547
Accrued expenses	8,851	7,947
Asset retirement obligations	623	629
Total accounts payable and other liabilities	$35,277	$33,412

8.     Mortgage and Other Loans

A summary of our mortgage and other loans, net of discount, is as follows (in thousands):

	Outstanding Principal Balance, Net at
Property	March 31, 2013	December 31, 2012	Interest Rate	Maturity Date
Clifford Center	$2,433	$2,527	4.375%	8/15/2014
Clifford Center Land	4,744	4,774	4.00%	2/17/2017
Pan Am Building	59,981	59,980	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,512	94,478	5.86%	11/11/2016
Subtotal	272,670	272,759
Revolving line of credit(1)	25,000	25,000	1.10%	12/31/2013
Total mortgage and other loans, net	$297,670	$297,759

(1)
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

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding March 31, 2013 are as follows (in thousands and includes scheduled principal paydowns):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

2013	$25,374
2014	2,273
2015	130
2016	266,135
2017	4,264
Total mortgage and other loans(1)	$298,176

(1)
This balance is the gross amount and does not include the discount of $0.5 million which is included in the outstanding balance of $297.7 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of March 31, 2013 and December 31, 2012, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During the three months ended March 31, 2013 and 2012, we recognized $0.07 million and $0.08 million, respectively, in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three months ended March 31, 2013 and 2012, we recognized $0.1 million in interest to Shidler LP for the annual fee.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

9.     Unsecured Notes Payable to Related Parties

At March 31, 2013 and December 31, 2012, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of options granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. We have extended the maturity of the promissory notes maturing on March 19, 2013 through May 31, 2013, and expect to extend the maturity of the remaining promissory notes, for the additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

For the period from March 20, 2008 through March 31, 2013, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At March 31, 2013 and December 31, 2012, $8.6 million and $8.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, San Diego, Los Angeles and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of March 31, 2013, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of March 31, 2013 and December 31, 2012, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million for both periods.  The accretion expense for the three months ended March 31, 2013 and 2012 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

the ground lease expires on December 31, 2060.  Accordingly, as of March 31, 2013 and December 31, 2012, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million for both periods. The accretion expense was not significant for the three months ended March 31, 2013 and 2012.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of March 31, 2013, we are obligated to spend $4.0 million through the remainder of 2013.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We have received one such claim to date. We do not believe that any potential liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.  However, any requested payment could be challenged by us or significantly reduced.

We believe that liability under these tax protection agreements is not reasonably estimable at this time and accordingly, have not accrued any amounts for any such liability.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

11.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2012 to March 31, 2013 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2012	$(138,320)	$127,268	$(45,324)	$(56,376)
Net income (loss)	(324)	568	(2,721)	(2,477)
Dividends and distributions	(437)	(568)	—	(1,005)
Balance at March 31, 2013	$(139,081)	$127,268	$(48,045)	$(59,858)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of March 31, 2013 and December 31, 2012, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of March 31, 2013.  During the three months ended March 31, 2013 and 2012, no Common Units or Preferred Units were redeemed or issued. As of March 31, 2013, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Class A Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2013, the cumulative unpaid distributions attributable to Preferred Units were $5.1 million.  We anticipate continuing to accrue these distributions through 2013.

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

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Class A Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of March 31, 2013, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management in February 2011, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of March 31, 2013, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Income (Loss) per Share

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of March 31, 2013, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2013	2012
Net loss attributable to common stockholders - basic and diluted(1)	$(761)	$(577)

Weighted average number of common shares	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.19)	$(0.15)

(1)
For each of the three month periods ended March 31, 2013 and 2012, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three month periods ended March 31, 2013 and 2012, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;

Refer to “Non-Controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the three month periods ended March 31, 2013 and 2012, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2013, the cumulative unpaid distributions attributable to Preferred Units were $5.1 million, which we do not anticipate to pay in 2013.

Dividends declared on the Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Accrued distributions on Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

principal and interest payments of $25.7 thousand and includes a balloon payment of $4.3 million at maturity on February 17, 2017.

Disposition of Unconsolidated Joint Venture Investments

On January 18, 2013, the lender on the SoCal Portfolio properties (Via Frontera Business Park, Savi Tech Center, Yorba Linda Business Park, South Coast Executive Center and Gateway Corporate Center), located in Los Angeles, Orange and San Diego counties of southern California, foreclosed on the loan and took back the properties. Our investment in the unconsolidated joint venture that owned these properties was written off as of December 31, 2011.

On January 31, 2013, one of the buildings in the Palomar Heights Plaza property, located in San Diego, California, was sold in a foreclosure sale. The sale of the building, which was previously owned by one of our unconsolidated joint ventures, resulted in a loss to the joint venture from the foreclosure transaction. Our share of the loss is included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations.

On February 15, 2013, the Bank of Hawaii Waikiki Center property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses. The remaining net available proceeds were distributed to the members of the joint venture, including us.

Discontinued Operations

Foreclosure of Sorrento Technology Center. On January 5, 2012, the lender on the Sorrento Technology Center property, located in San Diego, California, foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. The gain recognized on foreclosure during the three months ended March 31, 2012 is a result of the write off of this property in its entirety, and is included in “Gain on extinguishment of debt” in the accompanying consolidated statements of operations.

Sale of First Insurance Center. On June 18, 2012, we completed the sale of the fee and leasehold interests in the First Insurance Center property, located in Honolulu, Hawaii, for aggregate consideration of $70.5 million (including the assumption of $52 million of debt encumbering the property). Accordingly, the operating results of the First Insurance Center property for the three months ended March 31, 2012 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the components that comprise income from discontinued operations (in thousands):

For the three months ended March 31, 2012
Revenue	$2,368
Expenses	(2,210)
Income from discontinued operations before gain on extinguishment of debt	158
Gain on extinguishment of debt	2,251
Total income from discontinued operations	$2,409

Externalization of Management

Following our formation transactions and through January 2011, we were externally advised by Pacific Office Management. Effective February 1, 2011, we internalized our management by terminating the Advisory Agreement and acquiring all of the outstanding stock of Pacific Office Management. We remained self-managed through March 31, 2012.

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000 and is responsible for the day to day operations and management of the Company. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2013.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Subsequent to the externalization of our management in April 2012, we paid Shidler Pacific Advisors for services relating to property management, advisory, construction management and other. The fees are summarized in the table below for the indicated period (in thousands):

For the three months ended March 31, 2013
Property management	$496
Corporate management	213
Construction management and other	8
Total	$717

Shidler Pacific Advisors leased space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.1 million for the three months ended March 31, 2013.
Below is the unaudited pro forma information that reflects the specified line items of our consolidated financial statements assuming that the externalization of management had been completed as of January 1, 2012 (in thousands, except per share amounts):

For the three months ended March 31, 2012
Pro forma operating revenues	$11,477
Pro forma operating expenses	$15,707
Pro forma net loss attributable to common stockholders	$(257)
Pro forma loss per share	$(0.07)

13.     Other Related Party Transactions

During each of the three month periods ended March 31, 2013 and 2012, we incurred $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

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

At March 31, 2013 and December 31, 2012, $8.6 million and $8.1 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these unsecured notes payable to related parties.

Effective April 1, 2012, we are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. At March 31, 2013, we have $0.2 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets. See Note 12 for additional discussion on our advisors and fees earned by Shidler Pacific Advisors subsequent to externalization.

14.     Segment Reporting

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

We own and operate primarily institutional-quality office properties in Hawaii.  Prior to the foreclosure of the loan on our Sorrento Technology Center property (located in San Diego, California) in January 2012, we aggregated our operations by geographic region into two reportable segments (Honolulu and the Western United States mainland) based on the similar economic characteristics of the properties located in each of these regions. The products at all our properties include primarily rental of office space and other tenant services, including parking and storage space rental.  We also have certain corporate level income and expenses related to our credit facility and legal, accounting, finance and management activities, which are not considered separate operating segments.

The following table summarizes the statement of operations and capital expenditures by region of our wholly-owned consolidated properties for the three months ended March 31, 2012 (in thousands):

	For the three months ended March 31, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$5,838	$—	$20	$5,858
Tenant reimbursements	3,990	—	—	3,990
Property management and other services	—	—	1,294	1,294
Parking	1,377	—	—	1,377
Other	57	—	131	188
Total revenue	11,262	—	1,445	12,707
Expenses:
Rental property operating	6,675	—	—	6,675
General and administrative	—	—	2,704	2,704
Depreciation and amortization	2,924	—	—	2,924
Interest	4,273	—	681	4,954
Total expenses	13,872	—	3,385	17,257
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(2,610)	—	(1,940)	(4,550)
Equity in net earnings of unconsolidated joint ventures	—	—	505	505
Loss from continuing operations	(2,610)	—	(1,435)	(4,045)
Discontinued operations:
Income from discontinued operations before gain on extinguishment of debt	158	—	—	158
Gain on extinguishment of debt	—	2,251	—	2,251
Income from discontinued operations	158	2,251	—	2,409

Net income (loss)	$(2,452)	$2,251	$(1,435)	(1,636)

Net loss attributable to non-controlling interests				1,496
Dividends on Senior Common Stock				(437)
Net loss attributable to common stockholders				$(577)

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

At March 31, 2013, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.7 million and $293.7 million, respectively.  At December 31, 2012, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.8 million and $292.7 million, respectively.

16.     Subsequent Events

In April 2013, our board of directors authorized dividends on the Senior Common Stock for the month of April 2013 at the stated annualized rate of 7.25%. Also, as part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors authorized dividends on the Senior Common Stock for the month of May 2013 at half the stated annualized rate. The difference between the stated dividend and the paid dividend will accrue until paid in full.

In February 2013, we entered into an agreement to sell our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for cash consideration of $11.2 million, subject to customary closing conditions and the buyer’s one-time right to extend the scheduled closing date by up to 30 calendar days. In April 2013, the buyer did not elect to proceed with its purchase of the property and as a result, the agreement terminated pursuant to its terms.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of March 31, 2013, we owned four office properties comprising 1.2 million rentable square feet and interests (ranging from 5.0% to 32.2%) in seven joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), comprising 1.1 million rentable square feet (the “Property Portfolio”).  As of March 31, 2013, our Property Portfolio included office buildings in Honolulu, San Diego, Los Angeles and Phoenix.

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

Pacific Office Properties Trust, Inc.

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

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Overview

As of March 31, 2013, the Property Portfolio (including our joint venture properties) was 76.5% leased to a total of 504 tenants. As of that date, 10.3% of our Property Portfolio leased square footage was scheduled to expire during 2013 and another 8.8% of our Property Portfolio leased square footage was scheduled to expire during 2014. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of March 31, 2013, our consolidated Honolulu portfolio was 87.0% leased, with approximately 151,900 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 60.8% leased, with approximately 37,000 square feet available.

As of March 31, 2013, our California portfolio attributable to our unconsolidated joint ventures was 75.3% leased, with approximately 72,300 square feet available.

As of March 31, 2013, our Phoenix portfolio attributable to our unconsolidated joint ventures was 62.1% leased, with approximately 277,900 square feet available.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended March 31, 2013 to
the three months ended March 31, 2012 (in thousands)

	Total
	2013	2012	$ Change	% Change
Revenue:
Rental	$5,483	$5,858	$(375)	(6.4)%
Tenant reimbursements	4,319	3,990	329	8.2%
Property management and other services	—	1,294	(1,294)	(100.0)%
Parking	1,389	1,377	12	0.9%
Other	78	188	(110)	(58.5)%
Total revenue	11,269	12,707	(1,438)	(11.3)%
Expenses:
Rental property operating	6,767	6,675	92	1.4%
General and administrative	418	2,704	(2,286)	(84.5)%
Depreciation and amortization	2,660	2,924	(264)	(9.0)%
Interest	4,960	4,954	6	0.1%
Total expenses	14,805	17,257	(2,452)	(14.2)%
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(3,536)	(4,550)	1,014	22.3%
Equity in net earnings of unconsolidated joint ventures	1,059	505	554	109.7%
Loss from continuing operations	(2,477)	(4,045)	1,568	38.8%
Discontinued operations:
Income from discontinued operations before gain on extinguishment of debt	—	158	(158)	(100.0)%
Gain on extinguishment of debt	—	2,251	(2,251)	(100.0)%
Income from discontinued operations	—	2,409	(2,409)	(100.0)%

Net loss	$(2,477)	$(1,636)	$(841)	(51.4)%

Revenues

Rental revenue. Total rental revenue decreased by $0.4 million, or 6.4%, primarily due to a decrease in rental revenues, as a result of less leased space from a significant tenant at Waterfront Plaza ($0.5 million) and the move-out of a significant tenant at Clifford Center ($0.1 million), offset by new leases at Waterfront Plaza ($0.2 million).

Tenant reimbursements. Total tenant reimbursements increased by $0.3 million, or 8.2%, primarily due to increased tenant recoveries for common area maintenance at Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.3 million), offset by a decrease in tenant reimbursements of real property taxes at Waterfront Plaza ($0.1 million) from a significant tenant.

Property management and other services. We incurred $1.3 million in property management and other services for the three months ended March 31, 2012 when our management was internalized. Effective April 1, 2012, we externalized management and no longer provide property management and other related services.

Parking revenue. Total parking revenue increased by an insignificant amount compared to the prior year period.

Other revenue. Total other revenue decreased by $0.1 million, or 58.5%, primarily due to a refund of interest in the prior year period, related to the City Square property refinancing ($0.1 million), that did not recur in the current year period.

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.1 million, or 1.4%, primarily due to an overall increase in property management fees ($0.3 million), as a result of externalization of management, partially offset

Pacific Office Properties Trust, Inc.

by decreases in Hawaii general excise taxes at Waterfront Plaza ($0.1 million) due to a 2011 tax refund received in March 2013 and bad debt expense at Clifford Center ($0.2 million).

General and administrative expense. Total general and administrative expense decreased by $2.3 million, or 84.5%, primarily due to the externalization of management effective as of April 1, 2012 ($2.1 million) and a decrease in professional fees ($0.4 million), partially offset by external management’s advisory fees ($0.2 million) in the current year period.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $0.3 million, or 9.0%, primarily due to lower expenses attributable to Waterfront Plaza ($0.1 million) due to certain assets acquired pursuant to our formation transactions in 2008 being fully depreciated and to Clifford Center ($0.1 million) due to a lower asset depreciation basis as a result of the write-down of the property in December 2012.

Interest expense. Total interest expense decreased by an insignificant amount compared to the prior year period.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures increased by $0.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. For the three months ended March 31, 2013, the equity in net earnings of $1.1 million was attributable primarily to the sale of our Bank of Hawaii Waikiki Center property ($1.3 million), partially offset by a loss from our POP San Diego joint venture ($0.2 million). For the three months ended March 31, 2012, the equity in net earnings of $0.5 million was attributable primarily to distributions received from the SoCal and U.S. Bank joint ventures.

Income from discontinued operations before gain on extinguishment of debt

For the three months ended March 31, 2012, discontinued operations reflect the net results of operations of the First Insurance Center property, which was sold in June 2012, as well as the operating results of the Sorrento Technology Center property until it was foreclosed on by the lender on January 5, 2012.

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

Cash Flows

Net cash used in operating activities for the Company for the three months ended March 31, 2013 was $0.7 million compared to $1.3 million for the three months ended March 31, 2012.  The increase in operating cash flows was primarily due to a decrease in general and administrative costs as a result of the externalization of management beginning April 1, 2012.

Net cash provided by investing activities for the Company for the three months ended March 31, 2013 was $1.3 million compared to net cash used in investing activities of $6.1 million for the three months ended March 31, 2012. The increase was primarily the result of a $5.9 million decrease in additions to and improvements of real estate primarily related to the purchase of the land underlying the Clifford Center property in February 2012, and a $1.3 million increase in distributions from our unconsolidated joint ventures during the three months ended March 31, 2013 primarily related to distributions received from the sale of the Bank of Hawaii Waikiki Center joint venture property.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $3.9 million during the three months ended March 31, 2012.  The decrease is primarily due to proceeds received from a mortgage note payable for a portion of the Clifford Center land purchase consideration ($4.9 million), partially offset by the payment on settlement of debt associated with the Sorrento Technology Center loan foreclosure ($0.4 million), each during the three months ended March 31, 2012.

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

Pacific Office Properties Trust, Inc.

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

In February 2013, we entered into an agreement to sell our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for cash consideration of $11.2 million, subject to customary closing conditions and the buyer’s one-time right to extend the scheduled closing date by up to 30 calendar days. In April 2013, the buyer did not elect to proceed with its purchase of the property and as a result, the agreement terminated pursuant to its terms.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Unrestricted and restricted cash on hand

As of March 31, 2013, we had $21.4 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.7 million.  A summary of our restricted cash reserves is as follows (in thousands):

March 31, 2013
Tax, insurance and other working capital reserves	$1,161
Leasing and capital expenditure reserves	325
Ground lease reserves	1,528
Collateral accounts	699
Total restricted cash	$3,713

Pacific Office Properties Trust, Inc.

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

Contribution of additional existing wholly-owned assets to joint ventures

We are currently partners with third parties in six joint ventures, including two joint ventures into which we contributed our Pacific Business News Building and City Square properties in the second quarter of 2011. In the near term or longer term, we may seek to raise capital by contributing one or more of our existing wholly-owned assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Asset dispositions

In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but our ability to do so on acceptable terms or at all is highly uncertain.  Moreover, a sale of any of the properties contributed by POP Venture, LLC, or Venture, in connection with our formation transactions in March 2008 (specifically, the Waterfront Plaza, Davies Pacific Center, Pan Am Building, First Insurance Center, Pacific Business News Building, Clifford Center, Sorrento Technology Center, City Square and Seville Plaza properties) that would not provide continued tax deferral to Venture is contractually restricted for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

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

Pacific Office Properties Trust, Inc.

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We have received one such claim to date. We do not believe that any potential liability under these agreements could exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. However, any requested payment could be challenged by us or significantly reduced.

We believe that liability under these tax protection agreements is not reasonably estimable at this time and accordingly, have not accrued any amounts for any such liability.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2013, we were obligated to spend $4.0 million in capital expenditures and leasing costs through the remainder of 2013.

Debt service and financing costs

As of March 31, 2013, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $297.7 million and our unsecured promissory notes with a carrying value of $21.1 million) was $318.8 million, with a weighted average interest rate of 5.76% and a weighted average remaining term of 3.14 years. Our unsecured promissory notes of $21.1 million mature on various dates commencing on March 19, 2013 through August 31, 2013, however, we have extended the maturity of the promissory notes maturing on March 19, 2013 through May 31, 2013, and expect to extend maturity of the remaining promissory notes, for one additional year. In addition, our fully drawn unsecured credit facility of $25 million is scheduled to

Pacific Office Properties Trust, Inc.

mature on December 31, 2013. We intend to work with the lender on amending the terms of the credit facility in order to extend the maturity date, but there can be no assurance that we will be successful in doing so. See “Indebtedness” below for additional information with respect to our consolidated debt.

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

We did not declare a dividend on our Class A Common Stock during 2012, and do not currently expect to declare a dividend on our Class A Common Stock in 2013.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2012, and does not expect to do so for 2013.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the three month periods ended March 31, 2013 and 2012, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month.

Our board of directors has also authorized dividends on the Senior Common Stock for the month of April 2013 at the stated annualized rate of 7.25%. As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors has authorized dividends on the Senior Common Stock for the month of May 2013 at half the stated annualized rate. The difference between the stated dividend and the paid dividend will accrue until paid in full. We believe that these cost-cutting measures are in the best interests of the Company and its stockholders as they preserve a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2013, the cumulative unpaid distributions attributable to Preferred Units were $5.1 million, which we do not anticipate to pay in 2013.

We cannot provide any assurance as to when, or if, we will pay the accrued dividends on the Senior Common Stock or resume the payment of dividends at the full stated annualized rate, or if we will continue to pay dividends on the Senior Common Stock at half the stated annualized rate or at all. Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of March 31, 2013. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Pacific Office Properties Trust, Inc.

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center	$2,433	4.38%	8/15/2014	$1,896	(1)
Clifford Center Land	4,744	4.00%	2/17/2017	4,255	(2)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(3)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(4)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(5)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(6)
Subtotal	273,177
Revolving line of credit(7)	25,000	1.10%	12/31/2013	25,000
Outstanding principal balance	298,177
Less: Unamortized discount, net	(507)
Net	$297,670

(1)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(2)	Loan may be prepaid at any time with 10 day prior written notice. Monthly payments include principal and interest.

(3)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(4)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(5)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(6)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(7)	The revolving line of credit matures on December 31, 2013. See “Revolving Line of Credit” below.

As of March 31, 2013, our ratio of total consolidated debt to total market capitalization was 89.7%. Our total market capitalization of $355.6 million includes our total consolidated debt of $318.8 million, the market value of our Class A Common Stock and equivalents outstanding of $12.7 million (based on the last sale price of our Class A Common Stock of $0.25 per share on the OTCQB tier of the OTC Markets on March 29, 2013) and the value of our outstanding Senior Common Stock of $24.1 million (based on its $10.00 per share offering price).

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of March 31, 2013 and December 31, 2012, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Pacific Office Properties Trust, Inc.

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

Subordinated Promissory Notes

As of March 31, 2013 and December 31, 2012, we had promissory notes payable to certain affiliates in the aggregate principal amount of $21.1 million, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership may elect to extend maturity for one additional year. We have extended the maturity of the promissory notes maturing on March 19, 2013 through May 31, 2013, and expect to extend the maturity of the remaining promissory notes, for the additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through March 31, 2013, interest payments on the outstanding unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At March 31, 2013 and December 31, 2012, $8.6 million and $8.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors set forth in that report.  In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

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

Exhibit No.	Description
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

10.1	Purchase and Sale Agreement, dated February 28, 2013, between City Center Land Company, LLC and City Center, LLC and A&B Properties, Inc. (Filed herewith.)

10.2	Amendment of Purchase and Sale Agreement, dated April 2, 2013, between City Center Land Company, LLC and City Center, LLC and A&B Properties, Inc. (Filed herewith.)

10.3	Second Amendment of Purchase and Sale Agreement, dated April 4, 2013, between City Center Land Company, LLC and City Center, LLC and A&B Properties, Inc. (Filed herewith.)

10.4	Third Amendment of Purchase and Sale Agreement, dated April 8, 2013, between City Center Land Company, LLC and City Center, LLC and A&B Properties, Inc. (Filed herewith.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	May 8, 2013	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)