Form 10-Q
period 2013-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2013-11-07
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2013 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Investments in real estate, net	$215,730	$217,283
Cash and cash equivalents	16,496	21,304
Restricted cash	3,914	3,719
Rents and other receivables, net	1,156	1,218
Deferred rents	3,804	3,612
Intangible assets, net	7,620	8,343
Other assets, net	1,967	1,618
Goodwill	39,111	39,111
Investments in unconsolidated joint ventures	2,602	3,680
Total assets	$292,400	$299,888

LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$297,490	$297,759
Unsecured notes payable to related parties	21,104	21,104
Accounts payable and other liabilities (Note 7)	48,776	33,412
Acquired below-market leases, net	3,789	3,989
Total liabilities	371,159	356,264

Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of September 30, 2013 and December 31, 2012) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at September 30, 2013 and December 31, 2012	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at September 30, 2013 and December 31, 2012	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	110	110
Cumulative deficit	(164,964)	(160,074)
Total stockholders’ equity (deficit)	(143,210)	(138,320)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(62,817)	(45,324)
Total equity (deficit)	(78,759)	(56,376)
Total liabilities and equity (deficit)	$292,400	$299,888

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	September 30,
	2013	2012
Revenue
Rental	$5,399	$5,847
Tenant reimbursements	4,544	4,352
Parking	1,416	1,463
Other	72	53
Total revenue	11,431	11,715
Expenses
Rental property operating	7,009	7,271
General and administrative	508	333
Tax indemnity (Note 10)	8,725	—
Depreciation and amortization	2,771	2,917
Interest	5,084	5,059
Total expenses	24,097	15,580
Loss from continuing operations before equity in net (loss) earnings of unconsolidated joint ventures	(12,666)	(3,865)
Equity in net (loss) earnings of unconsolidated joint ventures	(98)	141
Loss from continuing operations	(12,764)	(3,724)
Income from discontinued operations	—	49
Net loss	(12,764)	(3,675)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	10,760	3,656
Net loss attributable to non-controlling interests	10,192	3,088

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(2,572)	(587)
Dividends paid and accrued on Senior Common Stock	(436)	(436)
Net loss attributable to common stockholders	$(3,008)	$(1,023)

Income (loss) per common share:
Loss from continuing operations	$(0.76)	$(0.26)
Income from discontinued operations	—	—
Net loss per common share - basic and diluted	$(0.76)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the nine months ended
	September 30,
	2013	2012
Revenue
Rental	$16,241	$17,517
Tenant reimbursements	13,145	12,343
Property management and other services	—	1,408
Parking	4,248	4,280
Other	296	376
Total revenue	33,930	35,924
Expenses
Rental property operating	20,702	21,218
General and administrative	1,482	3,609
Tax indemnity (Note 10)	8,725	—
Depreciation and amortization	8,182	8,778
Interest	15,065	15,020
Total expenses	54,156	48,625
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(20,226)	(12,701)
Equity in net earnings of unconsolidated joint ventures	858	668
Loss from continuing operations	(19,368)	(12,033)
Discontinued operations:
Income from discontinued operations before gains on extinguishment of debt and sale of property	—	749
Gain on extinguishment of debt	—	2,251
Gain on sale of property	—	5,365
Income from discontinued operations	—	8,365
Net loss	(19,368)	(3,668)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,704)	(1,704)
Common unitholders in the Operating Partnership	17,493	5,222
Net loss attributable to non-controlling interests	15,789	3,518

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(3,579)	(150)
Dividends paid and accrued on Senior Common Stock	(1,311)	(1,311)
Net loss attributable to common stockholders	$(4,890)	$(1,461)

Income (loss) per common share:
Loss from continuing operations	$(1.24)	$(0.83)
Income from discontinued operations	—	0.46
Net loss per common share - basic and diluted	$(1.24)	$(0.37)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the nine months ended
	September 30,
	2013	2012
Operating activities
Net loss	$(19,368)	$(3,668)
Income from discontinued operations	—	8,365
Loss from continuing operations	(19,368)	(12,033)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities - continuing operations:
Depreciation and amortization	8,182	8,778
Tax indemnity	8,725	—
Deferred rent	(192)	(38)
Deferred ground rents	1,531	1,535
Interest amortization	1,868	1,762
Above- and below-market lease amortization, net	(176)	(193)
Equity in net earnings of unconsolidated joint ventures	(858)	(668)
Bad debt expense	(18)	588
Changes in operating assets and liabilities:
Restricted cash for operating activities	(82)	501
Rents and other receivables	264	(148)
Other assets	(525)	(310)
Accounts payable and other liabilities	45	(1,153)
Net cash used in operating activities - continuing operations	(604)	(1,379)
Net cash provided by operating activities - discontinued operations	—	1,587
Net cash (used in) provided by operating activities	(604)	208

Investing activities
Additions to and improvement of real estate	(3,524)	(8,982)
Distributions from unconsolidated joint ventures	1,966	888
Contributions to unconsolidated joint ventures	(30)	(121)
Net sales proceeds from sale of property	—	17,298
Payment of leasing commissions	(932)	(539)
Interim financing provided to unconsolidated joint venture	(183)	—
Restricted cash used for capital expenditures	(113)	31
Net cash (used in) provided by investing activities	(2,816)	8,575

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the nine months ended
	September 30,
	2013	2012

Financing activities
Repayment of mortgage notes payable	(374)	(356)
Proceeds from mortgage note payable	—	4,875
Payment on settlement of debt	—	(415)
Security deposits	6	(64)
Senior Common Stock dividends	(1,020)	(1,311)
Net cash (used in) provided by financing activities	(1,388)	2,729

(Decrease) increase in cash and cash equivalents	(4,808)	11,512
Cash and cash equivalents at beginning of period	21,304	10,757
Cash and cash equivalents at end of period	$16,496	$22,269

Supplemental cash flow information
Interest paid	$13,244	$15,339

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$1,995	$1,704
Change in accrued capital expenditures	$1,476	$(461)
Decrease in mortgage notes payable due to foreclosure	$—	$11,452
Decrease in net operating assets/liabilities due to foreclosure	$—	$8,267

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

Through our Operating Partnership, as of September 30, 2013, we owned four office properties comprising 1.2 million rentable square feet and interests (ranging from 5.0% to 32.2%) in seven joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), of which we have managing ownership interests in three of the joint venture properties, comprising 1.1 million rentable square feet (the “Property Portfolio”).  As of September 30, 2013, our Property Portfolio included office buildings in Honolulu, San Diego, Los Angeles and Phoenix.

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, the contribution of existing wholly-owned assets to joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings.  In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center property. In February 2013, we completed the sale of our Bank of Hawaii Waikiki Center joint venture property to an unrelated third party. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2013, we were obligated to spend $3.3 million in capital expenditures and leasing costs through 2014.

As of September 30, 2013, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $297.5 million and our unsecured promissory notes with a carrying value of $21.1 million) was $318.6 million, with a weighted average interest rate of 5.76% and a weighted average remaining term of 2.64 years.

As of September 30, 2013, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2013. We also had promissory notes payable to certain affiliates in the aggregate principal amount of $21.1 million, scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, subject to our option to extend maturity for one additional year. We have extended the maturity of these promissory notes for the additional year.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three and nine month periods ended September 30, 2013 and 2012.

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

The difference between the initial cost of the investment in our joint ventures included in our consolidated balance sheet and the underlying equity in net assets of the respective joint ventures (“JV Basis Differential”) is amortized as an adjustment to equity in net income or net loss of the joint ventures in our consolidated statements of operations over the estimated useful lives of the underlying assets of the respective joint ventures.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three and nine month periods ended September 30, 2013 and 2012.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In June 2012, we completed the sale of our fee and leasehold interests in the

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

First Insurance Center. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations before the sale for the period ended September 30, 2012, including the gain on the sale of the property, are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Properties in default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of properties in default are included in our consolidated balance sheets and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations are included in “Discontinued operations” in the accompanying consolidated statements of operations for the period ended September 30, 2012.

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

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of September 30, 2013, goodwill of our consolidated properties amounted to $39.1 million.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.06 million for the three months ended September 30, 2013 and not significant for the three months ended September 30, 2012, and $0.19 million and $0.03 million for the nine months ended September 30, 2013 and 2012, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.6 million and $0.8 million, as of September 30, 2013 and December 31, 2012, respectively.

We had a total of $1.8 million of lease security available in security deposits, as of both September 30, 2013 and December 31, 2012.

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

Leasing Commissions

Leasing commissions are capitalized and amortized on a straight line basis over the life of the related lease.  The payment of leasing commissions is included in “Investing activities” on the accompanying consolidated statements of cash flows because we believe that paying leasing commissions for good tenants is a prudent investment in increasing the value of our income-producing assets.

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

3.    Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2013 (unaudited), and at December 31, 2012, are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Land and land improvements	$39,290	$39,290
Building and building improvements	198,224	197,626
Tenant improvements	31,185	27,992
Construction in progress	901	602
Furniture, fixtures and equipment	1,320	1,305
Investments in real estate	270,920	266,815
Less: accumulated depreciation	(55,190)	(49,532)
Investments in real estate, net	$215,730	$217,283

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at September 30, 2013 (unaudited), and at December 31, 2012, are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Acquired leasing commissions:
Gross amount	$6,854	$6,918
Accumulated amortization	(3,655)	(4,082)
Acquired leasing commissions, net	3,199	2,836

Acquired leases in place:
Gross amount	6,008	6,315
Accumulated amortization	(5,845)	(6,078)
Acquired leases in place, net	163	237

Acquired tenant relationship costs:
Gross amount	9,740	9,740
Accumulated amortization	(7,530)	(6,590)
Acquired tenant relationship costs, net	2,210	3,150

Acquired other intangibles:
Gross amount	3,082	3,121
Accumulated amortization	(1,034)	(1,026)
Acquired other intangibles, net	2,048	2,095

Acquired above-market leases:
Gross amount	1,359	1,392
Accumulated amortization	(1,359)	(1,367)
Acquired above-market leases, net	—	25

Intangible assets, net	$7,620	$8,343

Acquired below-market leases:
Gross amount	$6,781	$6,900
Accumulated amortization	(2,992)	(2,911)
Acquired below-market leases, net	$3,789	$3,989

5.     Investments in Unconsolidated Joint Ventures

At September 30, 2013, we were partners with third parties in five joint ventures (of which we have managing ownership interests in two), holding seven properties, comprised of 12 office buildings and 1.1 million rentable square feet, including a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows. Following our April 1, 2012 externalization of management, certain of these amounts are payable to Parallel Capital Partners for property management and other services.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

At September 30, 2013 and December 31, 2012, the JV Basis Differential was $(0.1) million and is included in “Investments in unconsolidated joint ventures” in the accompanying consolidated balance sheets. For each of the nine month periods ended September 30, 2013 and 2012, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net (loss) earnings of unconsolidated joint ventures” in the accompanying consolidated statements of operations.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rental	$3,683	$9,512	$12,956	$30,537
Other	973	2,391	3,600	8,074
Total revenues	4,656	11,903	16,556	38,611
Expenses:
Rental operating	2,590	6,853	9,768	20,219
Depreciation and amortization	1,215	4,056	4,173	13,362
Interest	1,498	6,451	5,327	28,054
Acquisition costs	—	1	—	1
Total expenses	5,303	17,361	19,268	61,636
Loss before net gains (losses) on sale of properties and extinguishment of debts	(647)	(5,458)	(2,712)	(23,025)
Net gain on sale of properties	—	—	26,907	—
Net gain (loss) on extinguishment of debts	—	2,586	(946)	244
Net income (loss)	$(647)	$(2,872)	$23,249	$(22,781)

Equity in net (loss) earnings of unconsolidated joint ventures(1)	$(98)	$141	$858	$668

	September 30, 2013	December 31, 2012
Investment in real estate, net	$95,697	$224,903
Other assets	21,649	50,346
Total assets	$117,346	$275,249

Mortgage and other loans	$81,136	$230,684
Other liabilities	4,555	29,251
Total liabilities	$85,691	$259,935

Investments in unconsolidated joint ventures	$2,602	$3,680

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

6.     Other Assets, net

 Other assets, net, at September 30, 2013 (unaudited), and at December 31, 2012, consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred loan fees, net of accumulated amortization of $1.4 million and $1.3 million at September 30, 2013 and December 31, 2012, respectively	$639	$817
Prepaid expenses	1,328	801
Total other assets, net	$1,967	$1,618

7.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at September 30, 2013 (unaudited), and at December 31, 2012, consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts payable	$267	$491
Interest payable	10,532	9,025
Deferred revenue	914	996
Security deposits	1,783	1,777
Deferred straight-line ground rent	14,077	12,547
Accrued expenses	11,835	7,947
Tax indemnity accrual (Note 10)	8,725	—
Asset retirement obligations	643	629
Total accounts payable and other liabilities	$48,776	$33,412

8.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount, at September 30, 2013 (unaudited), and at December 31, 2012 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	September 30, 2013	December 31, 2012	Interest Rate	Maturity Date
Clifford Center(1)	$2,243	$2,527	4.375%	8/15/2014
Clifford Center Land	4,684	4,774	4.00%	2/17/2017
Pan Am Building	59,984	59,980	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,579	94,478	5.86%	11/11/2016
Subtotal	272,490	272,759
Revolving line of credit(2)	25,000	25,000	1.10%	12/31/2013
Total mortgage and other loans, net	$297,490	$297,759

(1)	The interest rate is a fluctuating annual rate equal to the lender’s prime rate.

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

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding September 30, 2013 are as follows (in thousands and includes scheduled principal paydowns):

2013	$25,125
2014	2,273
2015	130
2016	266,135
2017	4,264
Total mortgage and other loans(1)	$297,927

(1)
This balance is the gross amount and does not include the discount of $0.4 million which is included in the outstanding balance of $297.5 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of September 30, 2013 and December 31, 2012, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended September 30, 2013 and 2012, we recognized $0.1 million in interest to the Lender. During each of the nine month periods ended September 30, 2013 and 2012, we recognized $0.2 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended September 30, 2013 and 2012, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the nine month periods ended September 30, 2013 and 2012, we recognized $0.4 million in interest to Shidler LP for the annual fee.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

9.     Unsecured Notes Payable to Related Parties

At September 30, 2013 and December 31, 2012, we had promissory notes payable by the Operating Partnership to certain affiliates in the aggregate principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of options granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes were scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership could elect to extend maturity for one additional year. We have extended the maturity of these promissory notes for the additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through September 30, 2013, interest payments on the unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At September 30, 2013 and December 31, 2012, $9.6 million and $8.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, San Diego, Los Angeles and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of September 30, 2013, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable and deferred rents receivable. We maintain our cash and cash equivalents and restricted cash on deposit with what management believes are relatively stable financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the maximum amount; and, to date, we have not experienced any losses on our invested cash. Restricted cash held by lenders is held by those lenders in accounts maintained at major financial institutions.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of September 30, 2013 and December 31, 2012, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million for both periods.  The accretion expense for the three and nine month periods ended September 30, 2013 and 2012 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of September 30, 2013 and December 31, 2012, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million for both periods. The accretion expense was not significant for the three and nine month periods ended September 30, 2013 and 2012.

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances.  While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations, and cash flows.  Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability other than our conditional asset retirement obligations that we believe would require additional disclosure or the recording of a loss contingency.

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of September 30, 2013, we are obligated to spend $3.3 million in capital expenditures and leasing costs through 2014.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

In May 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. As a result, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property.  We do not believe that this foreclosure requires indemnity under the tax protection agreements. However, if the contract parties contest this interpretation and are successful, we believe that liability would not exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount.

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). As a result of the sale, certain contract parties have claimed they are entitled

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

to a make-whole cash payment under the tax protection agreements relating to the property. We do not believe that liability under these agreements would exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. During the third quarter of 2013, we held settlement discussions with certain claimants regarding these tax protection agreements. Although we have not yet reached agreement with these claimants, we believe that these discussions form a basis for reasonably estimating liability under these agreements. Accordingly, we have accrued $8.7 million for such liability which is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheet as of September 30, 2013. We expect to reach agreement on this matter in the fourth quarter of 2013.

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

11.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2012 to September 30, 2013 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2012	$(138,320)	$127,268	$(45,324)	$(56,376)
Net income (loss)	(3,579)	1,704	(17,493)	(19,368)
Dividends and distributions	(1,311)	(1,704)	—	(3,015)
Balance at September 30, 2013	$(143,210)	$127,268	$(62,817)	$(78,759)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of September 30, 2013 and December 31, 2012, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of September 30, 2013.  During the three and nine month periods ended September 30, 2013 and 2012, no Common Units or Preferred Units were redeemed or issued. As of September 30, 2013, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Class A Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2013, the cumulative unpaid distributions attributable to Preferred Units were $6.2 million.  We anticipate continuing to accrue these distributions through the remainder of 2013.

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

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Class A Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of September 30, 2013, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management in February 2011, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of September 30, 2013, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Income (Loss) per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of September 30, 2013, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders - basic and diluted(1)	$(3,008)	$(1,023)	$(4,890)	$(1,461)

Weighted average number of common shares	3,941,242	3,941,242	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.76)	$(0.26)	$(1.24)	$(0.37)

(1)
For the three and nine months ended September 30, 2013 and 2012, net loss attributable to common stockholders includes $0.6 million and $1.7 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three and nine month periods ended September 30, 2013 and 2012, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Dividends and Distributions

Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through November 30, 2013 at half the stated annualized rate. The difference between the stated dividend and the paid dividend, which will accrue until paid in full, amounted to $0.4 million as of September 30, 2013.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2013, the cumulative unpaid distributions attributable to Preferred Units were $6.2 million, which we do not anticipate paying in 2013.

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

On January 31, 2013, one of the buildings in the Palomar Heights Plaza property, located in San Diego, California, was sold in a foreclosure sale. The sale of the building, which was previously owned by one of our unconsolidated joint ventures, resulted in a loss to the joint venture from the foreclosure transaction. Our share of the loss is included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations for the nine months ended September 30, 2013.

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

Discontinued Operations

Foreclosure of Sorrento Technology Center. On January 5, 2012, the lender on the Sorrento Technology Center property, located in San Diego, California, foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. We recognized a gain of $2.3 million on the foreclosure during the nine months ended September 30, 2012, as a result of the write off of this property in its entirety, and is included in “Gain on extinguishment of debt” in the accompanying consolidated statements of operations.

Sale of First Insurance Center. On June 18, 2012, we completed the sale of the fee and leasehold interests in the First Insurance Center property, located in Honolulu, Hawaii, for aggregate consideration of $70.5 million (including the assumption of $52 million of debt encumbering the property). As a result of the sale, we recorded net sales proceeds of approximately $17.3 million

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

and recognized a gain of $5.4 million during the nine months ended September 30, 2012, and is included in “Gain on sale of property” in the accompanying consolidated statements of operations. Accordingly, the operating results of the First Insurance Center property for the three and nine months ended September 30, 2012 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the components that comprise income from discontinued operations (in thousands):

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Revenue	$2	$4,715
Expenses	47	(3,966)
Income from discontinued operations before gains on extinguishment of debt and sale of property	49	749
Gain on extinguishment of debt	—	2,251
Gain on sale of property	—	5,365
Total income from discontinued operations	$49	$8,365

Externalization of Management

Following our formation transactions and through January 2011, we were externally advised by Pacific Office Management. Effective February 1, 2011, we internalized our management by terminating the Advisory Agreement and acquiring all of the outstanding stock of Pacific Office Management. We remained self-managed through March 31, 2012.

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000 and is responsible for the day to day operations and management of the Company. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2013 and 2012. In addition, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners. Shidler Pacific Advisors and Parallel Capital Partners are entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Subsequent to the externalization of our management in April 2012, we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services. The fees are summarized in the table below for the indicated period (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Property management	$521	$437	$1,459	$997
Corporate management	213	213	640	426
Construction management and other	54	23	147	55
Total	$788	$673	$2,246	$1,478

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million for each of the three month periods ended September 30, 2013 and 2012, and $0.4 million and $0.3 million for the nine month periods ended September 30, 2013 and 2012, respectively.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Below is the unaudited pro forma information that reflects the specified line items of our consolidated financial statements assuming that the externalization of management had been completed as of January 1, 2012 (in thousands, except per share amounts):

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Pro forma operating revenues	$11,722	$34,562
Pro forma operating expenses	$(15,578)	$(47,081)
Pro forma net loss attributable to common stockholders	$(1,014)	$(1,279)
Pro forma loss per share	$(0.26)	$(0.33)

13.     Other Related Party Transactions

During each of the three month periods ended September 30, 2013 and 2012, we incurred $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the nine month periods ended September 30, 2013 and 2012, we incurred $0.4 million in interest to Shidler LP for this annual fee. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

At September 30, 2013, $8.7 million of estimated make-whole cash payments, attributable to tax protection agreements related to the sale of the First Insurance Center property and payable to certain affiliates of the Company and third parties, are included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets. See Note 10 for a detailed discussion on these payments to related parties under the tax protection agreements.

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

At September 30, 2013 and December 31, 2012, $9.6 million and $8.1 million of accrued interest attributable to unsecured notes payable to related parties, respectively, is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these unsecured notes payable to related parties.

Effective April 1, 2012, we are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. At September 30, 2013, we have $0.3 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets. See Note 12 for additional discussion on our advisors and fees earned by Shidler Pacific Advisors subsequent to externalization.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the statements of operations by region of our wholly-owned consolidated properties for the three and nine months ended September 30, 2012 (in thousands):

	For the three months ended September 30, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$5,844	$—	$3	$5,847
Tenant reimbursements	4,352	—	—	4,352
Parking	1,463	—	—	1,463
Other	53	—	—	53
Total revenue	11,712	—	3	11,715
Expenses:
Rental property operating	7,271	—	—	7,271
General and administrative	—	—	333	333
Depreciation and amortization	2,917	—	—	2,917
Interest	4,351	—	708	5,059
Total expenses	14,539	—	1,041	15,580
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(2,827)	—	(1,038)	(3,865)
Equity in net earnings of unconsolidated joint ventures	—	—	141	141
Loss from continuing operations	(2,827)	—	(897)	(3,724)
Income from discontinued operations	49	—	—	49
Net loss	$(2,778)	$—	$(897)	(3,675)

Net loss attributable to non-controlling interests				3,088
Dividends paid on Senior Common Stock				(436)
Net loss attributable to common stockholders				$(1,023)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	For the nine months ended September 30, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$17,490	$—	$27	$17,517
Tenant reimbursements	12,343	—	—	12,343
Property management and other services	—	—	1,408	1,408
Parking	4,280	—	—	4,280
Other	219	—	157	376
Total revenue	34,332	—	1,592	35,924
Expenses:
Rental property operating	21,218	—	—	21,218
General and administrative	—	—	3,609	3,609
Depreciation and amortization	8,778	—	—	8,778
Interest	12,938	—	2,082	15,020
Total expenses	42,934	—	5,691	48,625
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(8,602)	—	(4,099)	(12,701)
Equity in net earnings of unconsolidated joint ventures	—	—	668	668
Loss from continuing operations	(8,602)	—	(3,431)	(12,033)
Discontinued operations:
Income from discontinued operations before gains on extinguishment of debt and sale of property	749	—	—	749
Gain on extinguishment of debt	—	2,251	—	2,251
Gain on sale of property	5,365	—	—	5,365
Income from discontinued operations	6,114	2,251	—	8,365

Net income (loss)	$(2,488)	$2,251	$(3,431)	(3,668)

Net loss attributable to non-controlling interests				3,518
Dividends paid on Senior Common Stock				(1,311)
Net loss attributable to common stockholders				$(1,461)

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

At September 30, 2013, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.5 million and $292.4 million, respectively.  At December 31, 2012, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.8 million and $292.7 million, respectively.

Pacific Office Properties Trust, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of September 30, 2013, we owned four office properties comprising 1.2 million rentable square feet and interests (ranging from 5.0% to 32.2%) in seven joint venture properties (including a sports club associated with our City Square property in Phoenix, Arizona), comprising 1.1 million rentable square feet (the “Property Portfolio”).  As of September 30, 2013, our Property Portfolio included office buildings in Honolulu, San Diego, Los Angeles and Phoenix.

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

Results of Operations

Overview

As of September 30, 2013, the Property Portfolio (including our joint venture properties) was 75.9% leased to a total of 496 tenants. As of that date, 4.7% of our Property Portfolio leased square footage was scheduled to expire during 2013 and another 9.1% of our Property Portfolio leased square footage was scheduled to expire during 2014. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of September 30, 2013, our consolidated Honolulu portfolio was 87.5% leased, with approximately 146,400 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 58.7% leased, with approximately 39,000 square feet available.

As of September 30, 2013, our California portfolio attributable to our unconsolidated joint ventures was 78.5% leased, with approximately 63,100 square feet available.

As of September 30, 2013, our Phoenix portfolio attributable to our unconsolidated joint ventures was 58.5% leased, with approximately 304,600 square feet available.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended September 30, 2013 to
the three months ended September 30, 2012 (in thousands)

	Total
	2013	2012	$ Change	% Change
Revenue:
Rental	$5,399	$5,847	$(448)	(7.7)%
Tenant reimbursements	4,544	4,352	192	4.4%
Parking	1,416	1,463	(47)	(3.2)%
Other	72	53	19	35.8%
Total revenue	11,431	11,715	(284)	(2.4)%
Expenses:
Rental property operating	7,009	7,271	(262)	(3.6)%
General and administrative	508	333	175	52.6%
Tax indemnity	8,725	—	8,725	100.0%
Depreciation and amortization	2,771	2,917	(146)	(5.0)%
Interest	5,084	5,059	25	0.5%
Total expenses	24,097	15,580	8,517	54.7%
Loss from continuing operations before equity in net (loss) earnings of unconsolidated joint ventures	(12,666)	(3,865)	(8,801)	(227.7)%
Equity in net (loss) earnings of unconsolidated joint ventures	(98)	141	(239)	(169.5)%
Loss from continuing operations	(12,764)	(3,724)	(9,040)	(242.7)%
Income from discontinued operations	—	49	(49)	(100.0)%

Net loss	$(12,764)	$(3,675)	$(9,089)	(247.3)%

Revenues

Rental revenue. Total rental revenue decreased by $0.4 million, or 7.7%, primarily due to a decrease in rental revenues as a result of less leased space from a significant tenant at Waterfront Plaza ($0.5 million), partially offset by an increase in rental revenues due to increased occupancy at Davies Pacific Center ($0.1 million).

Tenant reimbursements. Total tenant reimbursements increased by $0.2 million, or 4.4%, primarily due to increased tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.1 million).

Parking revenue. Total parking revenue decreased by an insignificant amount compared to the prior year period.

Other revenue. Total other revenue increased by an insignificant amount compared to the prior year period.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.3 million, or 3.6%, primarily due to decreases in electricity usage at Waterfront Plaza ($0.1 million) and bad debt expenses at Clifford Center ($0.1 million) and Waterfront Plaza ($0.1 million).

General and administrative expense. Total general and administrative expenses increased by $0.2 million, or 52.6%, primarily due to an increase in audit fees ($0.2 million) related to a downward adjustment to the audit fee accrual in the prior year period.

Tax indemnity. We recognized an estimated tax indemnity expense related to the sale of the First Insurance Center property for the three months ended September 30, 2013.

Pacific Office Properties Trust, Inc.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $0.1 million, or 5.0%, primarily due to a decrease in depreciation expenses of Clifford Center ($0.1 million) due to a lower asset depreciation basis as a result of the write-down of the property in December 2012.

Interest expense. Total interest expense increased by an insignificant amount compared to the prior year period.

Equity in net (loss) earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $0.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The quarter ended September 30, 2012 includes a gain on the extinguishment of debt of our Black Canyon joint venture ($0.3 million) after its foreclosed property was given back to the lender in the prior period, which was partially offset by a decrease in losses ($0.1 million) from our City Square joint venture. We no longer own an interest in the Black Canyon joint venture.

Income from discontinued operations

For the three months ended September 30, 2012, discontinued operations reflect the net results of winding down operations of the First Insurance Center property, which was sold in June 2012.

Comparison of the nine months ended September 30, 2013 to
the nine months ended September 30, 2012 (in thousands)

	Total
	2013	2012	$ Change	% Change
Revenue:
Rental	$16,241	$17,517	$(1,276)	(7.3)%
Tenant reimbursements	13,145	12,343	802	6.5%
Property management and other services	—	1,408	(1,408)	(100.0)%
Parking	4,248	4,280	(32)	(0.7)%
Other	296	376	(80)	(21.3)%
Total revenue	33,930	35,924	(1,994)	(5.6)%
Expenses:
Rental property operating	20,702	21,218	(516)	(2.4)%
General and administrative	1,482	3,609	(2,127)	(58.9)%
Tax indemnity	8,725	—	8,725	100.0%
Depreciation and amortization	8,182	8,778	(596)	(6.8)%
Interest	15,065	15,020	45	0.3%
Total expenses	54,156	48,625	5,531	11.4%
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(20,226)	(12,701)	(7,525)	(59.2)%
Equity in net earnings of unconsolidated joint ventures	858	668	190	28.4%
Loss from continuing operations	(19,368)	(12,033)	(7,335)	(61.0)%
Discontinued operations:
Income from discontinued operations before gains on extinguishment of debt and sale of property	—	749	(749)	(100.0)%
Gain on extinguishment of debt	—	2,251	(2,251)	(100.0)%
Gain on sale of property	—	5,365	(5,365)	(100.0)%
Income from discontinued operations	—	8,365	(8,365)	(100.0)%

Net loss	$(19,368)	$(3,668)	$(15,700)	(428.0)%

Pacific Office Properties Trust, Inc.

Revenues

Rental revenue. Total rental revenue decreased by $1.3 million, or 7.3%, primarily due to decreases in rental revenues at Waterfront Plaza ($1.1 million) and Pan Am Building ($0.1 million) attributable to less leased space from a significant tenant at each location, and at Clifford Center ($0.2 million) primarily due to a move out by a significant tenant, offset by an increase in rental revenues at Davies Pacific Center ($0.1 million) primarily due to new leases.

Tenant reimbursements. Total tenant reimbursements increased by $0.8 million, or 6.5%, primarily due to increased tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.3 million) and Waterfront Plaza ($0.9 million), offset by a decrease in tenant reimbursements of real property taxes and electricity costs at Waterfront Plaza ($0.3 million) and a decrease in tenant recoveries for common area maintenance expenses at Clifford Center ($0.1 million).

Property management and other services. We earned $1.4 million in property management and other services for the nine months ended September 30, 2012 while our management was internalized. Effective April 1, 2012, we externalized management and no longer provide property management and other related services.

Parking revenue. Total parking revenue decreased by an insignificant amount compared to the prior year period.

Other revenue. Total other revenue decreased by $0.1 million, or 21.3%, primarily due to a refund of interest in the prior year period, related to the City Square property refinancing ($0.1 million), that did not recur in the current year period.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.5 million, or 2.4%, primarily due to decreases in Hawaii general excise taxes at Waterfront Plaza ($0.1 million) due to a 2011 tax refund received in March 2013, electricity usage at Waterfront Plaza ($0.3 million) and bad debt expenses at Clifford Center ($0.3 million) and Waterfront Plaza ($0.1 million), partially offset by an overall increase in property management fees ($0.3 million) as a result of externalization of management in April 2012.

General and administrative expense. Total general and administrative expense decreased by $2.1 million, or 58.9%, primarily due to the externalization of management effective as of April 1, 2012 ($2.1 million) and decreases in professional fees ($0.1 million) and directors’ fees ($0.1 million), partially offset by an increase in external management’s advisory fees ($0.2 million) in the current year period.

Tax indemnity. We recognized an estimated tax indemnity expense related to the sale of the First Insurance Center property for the nine months ended September 30, 2013.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $0.6 million, or 6.8%, primarily due to lower expenses attributable to Pan Am Building ($0.2 million) due to certain assets acquired pursuant to our formation transactions in 2008 being fully depreciated, expenses related to disposed tenant improvements of a former tenant at Waterfront Plaza ($0.1 million) in the prior year period and a decrease in depreciation expenses of Clifford Center ($0.3 million) due to a lower asset depreciation basis as a result of the write-down of the property in December 2012.

Interest expense. Total interest expense increased by an insignificant amount compared to the prior year period.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures increased by $0.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is primarily attributable to an increase in earnings from our joint venture ($1.2 million) which sold the Bank of Hawaii Waikiki Center property in February 2013, partially offset by an increase in losses from our POP San Diego joint venture ($0.1 million), from our Black Canyon joint venture ($0.3 million) which recognized a gain on the extinguishment of debt after its foreclosed property was given back to the lender in the prior period and distributions received ($0.7 million) from the SoCal and U.S. Bank joint ventures in the prior period. We no longer own an interest in the Black Canyon, SoCal and U.S. Bank joint ventures.

Pacific Office Properties Trust, Inc.

Income from discontinued operations before gains on extinguishment of debt and sale of property

For the nine months ended September 30, 2012, discontinued operations reflect the net results of operations of the First Insurance Center property, which was sold in June 2012, as well as the operating results of the Sorrento Technology Center property until it was foreclosed on by the lender on January 5, 2012.

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

Cash Flows

Net cash used in operating activities for the Company for the nine months ended September 30, 2013 was $0.6 million compared to net cash provided by operating activities of $0.2 million for the nine months ended September 30, 2012.  The decrease in operating cash flows was primarily due to the decrease in cash provided by operating activities ($1.6 million) related to our discontinued operations (First Insurance and Sorrento Technology Center properties) for the nine months ended September 30, 2012, partially offset by a decrease in general and administrative related payments ($0.6 million) as a result of the externalization of management beginning April 1, 2012.

Net cash used in investing activities for the Company for the nine months ended September 30, 2013 was $2.8 million compared to net cash provided by investing activities of $8.6 million for the nine months ended September 30, 2012. The decrease was primarily the result of net proceeds from the sale of our First Insurance Center property ($17.3 million) in June 2012, an increase in leasing commission payments ($0.4 million) and interim financing provided to one of our unconsolidated joint ventures ($0.2 million) during the nine months ended September 30, 2012, partially offset by a decrease in additions to and improvements of real estate ($5.4 million) primarily related to the purchase of the land underlying the Clifford Center property in February 2012, and an increase in distributions from our unconsolidated joint ventures ($1.1 million) during the nine months ended September 30, 2013 primarily related to distributions received from the sale of the Bank of Hawaii Waikiki Center joint venture property in February 2013.

Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $2.7 million during the nine months ended September 30, 2012.  The decrease was primarily due to proceeds received from a mortgage note payable for a portion of the Clifford Center land purchase consideration ($4.9 million) during the nine months ended September 30, 2012, partially offset by a decrease in Senior Common Stock dividends paid during the nine months ended September 30, 2013 ($0.3 million) and the payment on settlement of debt associated with the Sorrento Technology Center loan foreclosure ($0.4 million) during the nine months ended September 30, 2012.

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

Pacific Office Properties Trust, Inc.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, the contribution of existing wholly-owned assets to joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center property. In February 2013, we completed the sale of our Bank of Hawaii Waikiki Center joint venture property to an unrelated third party. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

Unrestricted and restricted cash on hand

As of September 30, 2013, we had $16.5 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.9 million.  A summary of our restricted cash reserves is as follows (in thousands):

September 30, 2013
Tax, insurance and other working capital reserves	$976
Leasing and capital expenditure reserves	639
Ground lease reserves	1,528
Collateral accounts	771
Total restricted cash	$3,914

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

Pacific Office Properties Trust, Inc.

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

In May 2011, we defaulted on our loan secured by the Sorrento Technology Center property. We ceased making the required debt service payments on the loan and on June 6, 2011, we received a notice of default. On January 5, 2012, the lender foreclosed on the loan and took back the property. The loan required us to deposit letters of credit totaling $0.6 million in the event that certain tenants ceased occupancy, went dark or gave us notice of their intent to vacate the property. Although the loan was foreclosed, the lender sought collection on this obligation. We reached an agreement with the lender under which the lender accepted a reduced amount and we paid $0.4 million, as final settlement, during the first quarter of 2012. Also, as a result of the foreclosure action, certain contract parties may claim they are entitled to a make-whole cash payment under the tax protection agreements relating to the property. We do not believe that this foreclosure requires indemnity under the tax protection agreements. However, if the contract parties contest this interpretation and are successful, we believe that liability would not exceed $3.0 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. Because we had previously written down the property, we recognized a gain on the foreclosure of $2.3 million in the first quarter of 2012.

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). As a result of the sale, certain contract parties have claimed they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We do not believe that liability under these agreements would exceed $9.1 million, which is the estimated approximate built-in gain associated with the property multiplied by the highest applicable tax rate, plus a gross-up amount. During the third quarter of 2013, we held settlement discussions with certain claimants regarding these tax protection agreements. Although we have not yet reached agreement with these claimants, we believe that these discussions form a basis for reasonably estimating liability under these agreements. Accordingly, we have accrued $8.7 million for such liability which is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheet as of September 30, 2013. We expect to reach agreement on this matter in the fourth quarter of 2013.

Pacific Office Properties Trust, Inc.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2013, we were obligated to spend $3.3 million in capital expenditures and leasing costs through 2014.

Debt service and financing costs

As of September 30, 2013, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $297.5 million and our unsecured promissory notes with a carrying value of $21.1 million) was $318.6 million, with a weighted average interest rate of 5.76% and a weighted average remaining term of 2.64 years. Our unsecured promissory notes of $21.1 million were scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013; however, we have extended the maturity of each of these promissory notes for one additional year. In addition, our fully drawn unsecured credit facility of $25 million is scheduled to mature on December 31, 2013. We intend to work with the lender on amending the terms of the credit facility in order to extend the maturity date, but there can be no assurance that we will be successful in doing so. See “Indebtedness” below for additional information with respect to our consolidated debt.

In May 2013, we agreed to provide short-term financing in the total amount of $0.5 million to one of our unconsolidated joint ventures. We funded $0.2 million of this amount during the third quarter of 2013. This loan bears interest at the annual compounded rate of 12% and matures at the earlier of April 30, 2014 or the sale or disposition of one of the properties included in the portfolio of the joint venture.

Pacific Office Properties Trust, Inc.

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

As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors has authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through November 30, 2013 at half the stated annualized rate. The difference between the stated dividend and the paid dividend will accrue until paid in full. We believe that these cost-cutting measures are in the best interests of the Company and its stockholders as they preserve a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2013, the cumulative unpaid distributions attributable to Preferred Units were $6.2 million, which we do not anticipate to pay in 2013.

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

Pacific Office Properties Trust, Inc.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of September 30, 2013. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center	$2,243	4.375%	8/15/2014	$1,896	(1)
Clifford Center Land	4,684	4.00%	2/17/2017	4,255	(2)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(3)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(4)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(5)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(6)
Subtotal	272,927
Revolving line of credit(7)	25,000	1.10%	12/31/2013	25,000
Outstanding principal balance	297,927
Less: Unamortized discount, net	(437)
Net	$297,490

(1)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(2)	Loan may be prepaid at any time with 10 days prior written notice. Monthly payments include principal and interest.

(3)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(4)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(5)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(6)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(7)	The revolving line of credit matures on December 31, 2013. See “Revolving Line of Credit” below.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of September 30, 2013 and December 31, 2012, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

As of September 30, 2013 and December 31, 2012, we had promissory notes payable to certain affiliates in the aggregate principal amount of $21.1 million, which were originally issued as consideration to the affiliates, for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods up until the date of maturity. The promissory notes were scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership could elect to extend maturity for one additional year. We have extended the maturity of these promissory notes for the additional year. Maturity accelerates upon the occurrence of a) an underwritten public offering of at least $75 million of our common stock; b) the sale of substantially all the assets of the Company; or c) the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership.

For the period from March 20, 2008 through September 30, 2013, interest payments on the outstanding unsecured notes payable to related parties have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At September 30, 2013 and December 31, 2012, $9.6 million and $8.1 million, respectively, of accrued interest attributable to unsecured notes payable to related parties is included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive

Pacific Office Properties Trust, Inc.

Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this report.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	November 6, 2013	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)