Form 10-K
period 2013-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2014-03-13
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant computed by reference to the last sale price of the registrant’s Class A Common Stock on the OTCQB tier of the OTC Markets on June 28, 2013 was $614,313.

As of March 12, 2014 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-K

i

PART I

ITEM 1.  -  BUSINESS

Pacific Office Properties Trust, Inc. is a Maryland corporation which has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, which we refer to as the Code.  We are a REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2013, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in five joint ventures (of which we have managing ownership interests in two), holding six office properties, comprising 12 buildings and 1.2 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.

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

As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units (representing 46,173,693 common share equivalents) issued in connection with the formation transactions, notwithstanding any restrictions on redemption of the

Operating Partnership units. This number will decrease to the extent that these Operating Partnership units are redeemed in the future. The number will not increase in the event of subsequent unit issuances by our Operating Partnership. As of December 31, 2013, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management in 2011, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

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

We have not achieved positive cash flow from operations since our formation transactions were consummated in March 2008. Moreover, in February 2011, we terminated our registered continuous public offering of Senior Common Stock, so this offering is no longer a source of capital for us. We expect that our funds from operations will be insufficient to meet working capital requirements and to fund discretionary leasing capital and tenant improvements. Accordingly, we expect that we will need to sell existing properties, contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity, to meet these needs.  We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company. In June 2012, we completed the sale of our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of approximately $70.5 million (including the assumption of $52 million in existing debt encumbering the property). We believe the net proceeds from the sale of this property, plus other cash on hand, should be sufficient to meet working capital requirements and fund required capital expenditures and leasing costs through 2014.  However, the rate at which we deplete our cash may be affected by changes in our business, whether or not initiated by us, or by other circumstances that may or may not be within our control. If we are unable to raise needed capital, our ability to operate our properties may suffer and our ability to operate the company will be impaired.

We are restricted from disposing of or refinancing certain properties under certain circumstances until March 2018, which may further restrict our ability to raise additional capital.

A sale of any of the properties contributed by POP Venture, LLC, or Venture, in connection with our formation transactions in March 2008 that would not provide continued tax deferral to Venture is contractually restricted for ten years after the closing of the transactions related to such properties. All of our wholly-owned properties continue to be subject to these restrictions. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. These restrictions limit our ability to refinance indebtedness on those properties and to manage our debt structure. As a result, we may be unable to access certain capital resources that would otherwise be available to us. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

We have a substantial amount of debt outstanding, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of additional default under our debt obligations.

As of December 31, 2013, our total consolidated indebtedness was $318.5 million. Our unconsolidated joint venture properties are also leveraged with an aggregate of $81.1 million in indebtedness as of December 31, 2013. In the first quarter of 2014, we incurred additional consolidated indebtedness of $8.3 million.

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, the value of our outstanding Senior Common Stock and Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

We may be unable to refinance, extend or repay our substantial indebtedness at maturity.

As of December 31, 2013, we had a fully drawn $25 million unsecured credit facility scheduled to mature on December 31, 2015. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $21.1 million. In the first quarter of 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015. In addition, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million, also scheduled to mature on December 31, 2015, to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. We cannot assure you that we will be able to refinance, extend or repay our substantial indebtedness on acceptable terms or at all. The ability to refinance our indebtedness continues to be negatively affected by the ongoing tightness in the credit markets, which has significantly reduced the capacity levels of commercial lending, and may also be negatively affected by the real or perceived decline in the value of our properties based on general economic conditions or other factors.

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

Because all of our properties are concentrated in Honolulu, Phoenix and southern California, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. All of our wholly-owned properties are located in Honolulu. We are susceptible to adverse developments in the Honolulu, Phoenix and southern California economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, hurricanes, floods, wildfires and other events). In particular, California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate markets in Honolulu, Phoenix or southern California, or any decrease in demand for office space resulting from the Honolulu, Phoenix or southern California regulatory or business environments, could adversely impact our financial condition, results of operations and cash flow, the value of our outstanding Senior Common Stock and Class A Common Stock and our ability to satisfy our debt service obligations and to pay dividends to stockholders.

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

The Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our cash flows, financial condition and results of operations, the value of our outstanding Senior Common Stock and Class A Common Stock and our ability to make distributions to our stockholders.

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases without a corresponding decrease in expenses. Costs associated with real estate investments, such as real estate taxes, ground lease payments, insurance, loan payments and maintenance, generally will not be reduced even if the vacancy rate at a property increases or rental rates decrease. If we cannot operate our properties so as to meet our financial expectations, our financial condition, results of operations, cash flow, the value of our outstanding Senior Common Stock and Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected. There can be no assurance that we can achieve our economic objectives.

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make distributions to our stockholders.

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

We no longer receive property management and other service revenues following the externalization of our management effective April 1, 2012, causing our results of operations to be adversely affected.

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

We compete with a number of developers, owners and operators of office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire or to entice new tenants to lease space in our properties. In that case, our financial condition, results of operations, cash flow, the value of our outstanding Senior Common Stock and Class A Common Stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

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

Leases representing 12.5% of the rentable square feet of our total portfolio are scheduled to expire in 2014.  We may be unable to renew leases or lease vacant space at favorable rates or at all, which would negatively impact our ability to generate cash flow.

As of December 31, 2013, leases representing 12.5% of the 2,399,273 rentable square feet of our total portfolio (including our consolidated properties and unconsolidated joint venture properties) are scheduled to expire in 2014, and an additional 21.9% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. In addition, some of our leases include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

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

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. The obligation to make readily achievable accommodations is an ongoing one, and continual assessment of the properties is required. Although we believe that our properties in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine compliance, and we are aware that some particular properties may not be in compliance with the ADA. If one or more of our currently owned properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Noncompliance could result in the imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at noncompliant properties could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, the value of our outstanding Senior Common Stock and Class A Common

Stock, our ability to satisfy our debt service obligations and our ability to make distributions to our stockholders could be adversely affected. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Although we believe that our properties in the aggregate substantially comply with these regulatory requirements, we have not conducted a comprehensive review of all of our properties, and we are aware that some properties may not be in compliance with applicable regulatory requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with these regulatory requirements, our financial condition, results of operations, cash flow, value of our outstanding Senior Common Stock and Class A Common Stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

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

If we fail to satisfy the regulatory requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the value of our outstanding Senior Common Stock and Class A Common Stock.

As a public company, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. Although management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the value of our outstanding Senior Common Stock and Class A Common Stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

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

•
Certain of our former directors and officers, as well as Mr. Reynolds, a current shareholder who beneficially owns 12% of our Class A Common Stock, are also officers, directors and shareholders of Parallel Capital Partners, Inc., which manages all of our joint venture properties and may, therefore, benefit from the compensation arrangements relating to Parallel Capital Partners, Inc. under the asset management agreements relating to those properties.

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

•
Certain of our current and former affiliates hold promissory notes payable by our Operating Partnership. Those entities have rights under the promissory notes, and their exercise of these rights and pursuit of remedies may be affected by their relationship with each other.

•
The debt we maintain for our consolidated properties and unconsolidated joint venture properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities is guaranteed by Mr. Reynolds. The lender’s collateral for the Clifford Center note payable is secured, in part, by certain guaranty and indemnity obligations of Messrs. Shidler and Reynolds. Our Operating Partnership has entered into certain indemnity agreements with Messrs. Shidler and Reynolds in order to indemnify each of them under these guaranties and indemnities. Our Operating Partnership’s specific indemnity obligation in each of these indemnity agreements is basically to defend, indemnify and hold harmless Mr. Shidler or Mr. Reynolds from and against any and all demands, claims, causes of action, judgments, losses, costs, damages and expenses, including attorneys’ fees and costs of litigation arising from or relating to any or all of the guaranty or indemnity obligations of Mr. Shidler or Mr. Reynolds following formation.

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

We are controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our board of directors, controls Venture and is the manager and sole owner of Shidler Pacific Advisors, our external advisor. As part of our formation transactions, we issued one share of Proportionate Voting Preferred Stock, which is entitled to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units that our Operating Partnership issued in connection with the formation transactions. This share of Proportionate Voting Preferred Stock is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions. Venture holds those Common Units and Preferred Units and is controlled by Mr. Shidler. As of December 31, 2013, the one share of Proportionate Voting Preferred Stock represented 88% of our voting power. Therefore, because of his position with us, Shidler Pacific Advisors, Venture and Pacific Office Holding, Inc., and the additional shares of our Class A Common Stock that he holds, Mr. Shidler has the ability to effectively vote 91.5% of our currently outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other stockholders do not support.

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

Since May 1, 2013, we have paid dividends on our outstanding Senior Common Stock at half the stated annualized rate. The difference between the stated dividend and the paid dividend accrues until paid in full. We did not declare a dividend on our Class A Common Stock in 2013 or 2012, and do not currently expect to declare a dividend on our Class A Common Stock in 2014.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2013 or 2012, and does not expect to do so in 2014.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

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

We will continue to elect to treat one of our subsidiaries, Pacific Office Management, as a taxable REIT subsidiary for federal income tax purposes upon the filing of its 2013 tax return, and we may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the value of our outstanding Senior Common Stock and Class A Common Stock.

At any time, the federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder.

ITEM 1B.  -  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  -  PROPERTIES

Our property portfolio is comprised primarily of institutional-quality office buildings located principally in selected long-term growth markets in Hawaii, Phoenix and southern California. Each property is owned either through entities wholly-owned by us or through joint ventures.  We hold managing ownership interests in three of our seven joint venture properties. One of our joint ventures owns a sports club associated with our City Square property in Phoenix, Arizona.

As of December 31, 2013, we owned 10 office properties, including the interests in our joint venture properties, comprising 2.4 million rentable square feet in 16 buildings. The following tables contain descriptive information about all of our properties as of December 31, 2013, excluding the City Square Sports Club.

Property	No. of Buildings	Year Built/ Renovated	Rentable Sq.Ft.	Annualized Rent(1)	Percentage Ownership	Interest
Wholly-Owned Properties
Waterfront Plaza	1	1988/2006	555,318	$17,565,573	100%	Leasehold
500 Ala Moana Boulevard
Honolulu, HI 96813

Davies Pacific Center	1	1972/2006	375,172	10,381,745	100%	Fee Simple
841 Bishop Street
Honolulu, HI 96813

Pan Am Building	1	1969/2005	225,422	7,235,001	100%	Fee Simple
1600 Kapiolani Boulevard
Honolulu, HI 96814

Clifford Center	1	1964/2005	78,302	1,568,111	100%	Fee Simple
810 Richards Street
Honolulu, HI 96813

Total Wholly-Owned Properties	4		1,234,214	$36,750,430

Joint Venture Properties
City Square	3		772,892	$8,121,315	5%	Fee Simple
3800 North Central Avenue		1961/1988
3838 North Central Avenue		1971/1994
4000 North Central Avenue		1965/2000
Phoenix, AZ 85012

Pacific Business News Building	1	1964/2006	97,467	1,645,672	5%	Fee Simple
1833 Kalakaua Avenue
Honolulu, HI 96815

Torrey Hills Corporate Center	1	1998	23,478	719,140	32.17%	Fee Simple
11250 El Camino Real
San Diego, CA 92130

Scripps Ranch Business Park	2	1984/2006	47,903	1,084,393	32.17%	Fee Simple
9775 Business Park Avenue
10021 Willow Creek Road
San Diego, CA 92131

Palomar Heights Plaza	2	2001	29,051	260,895	32.17%	Fee Simple
5860 Owens Avenue
5868 Owens Avenue
Carlsbad, CA 92008

Property	No. of Buildings	Year Built/ Renovated	Rentable Sq.Ft.	Annualized Rent(1)	Percentage Ownership	Interest
Valencia Corporate Center	3	1997-2007	194,268	4,464,804	5%	Fee Simple
28490 Avenue Stanford
28480 Avenue Stanford
28470 Avenue Stanford
Santa Clarita, CA 91355

Total Joint Venture Properties	12		1,165,059	$16,296,219

Total Properties	16		2,399,273	$53,046,649
____________________________

(1)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2013. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2013 actual expense reimbursement billings. Joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. No portion of the joint venture properties’ annualized rent is consolidated in our consolidated financial statements because our interests in our joint venture properties are accounted for under the equity method of accounting.

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our properties at December 31 of each of the past five years commencing with the year of the property’s acquisition by either the Company or affiliates of The Shidler Group.

	Percent Leased(1)					Annualized Rent Per Leased SF(2)
Property	2009	2010	2011	2012	2013	2009	2010	2011	2012	2013
Wholly-Owned Properties
Waterfront Plaza	94%	93%	92%	90%	88%	$37.12	$37.71	$38.53	$38.94	$37.90
Davies Pacific Center	86%	81%	76%	77%	84%	35.12	35.79	34.77	34.48	34.31
Pan Am Building	93%	88%	89%	90%	94%	38.57	36.97	37.07	36.51	36.67
Clifford Center	83%	74%	76%	58%	71%	31.95	33.09	32.04	31.26	30.31
Weighted Average: Wholly-Owned Properties					87%					$36.10

Joint Venture Properties
Pacific Business News Building	73%	68%	52%	60%	57%	32.33	32.64	33.07	31.98	$31.39
City Square	72%	71%	70%	63%	63%	20.64	20.62	20.44	20.19	19.70
Scripps Ranch Business Park	44%	49%	74%	74%	91%	26.20	25.04	27.30	26.13	26.19
Torrey Hills Corporate Center	89%	11%	11%	88%	88%	41.81	40.80	42.02	27.79	34.47
Palomar Heights Plaza	70%	74%	64%	51%	56%	23.07	24.19	24.64	26.19	15.83
Valencia Corporate Center	—	—	78%	79%	80%	—	—	30.27	31.30	31.97
Weighted Average: Joint Venture Properties					67%					$23.20

Weighted Average: Total Portfolio					77%					$29.84
____________________________

(1)	Based on leases signed as of December 31 of each historical year and rentable square footage.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2013. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2013 actual expense reimbursement billings. Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. Annualized Rent per Leased Square Foot represents Annualized Rent divided by square feet of commenced leases as of December 31, 2013.

Tenant Diversification

The following tables provide information on the ten largest tenants, by annualized rent, in our wholly-owned and joint venture properties as of December 31, 2013. No single tenant accounts for 10% or more of our total consolidated revenues.

Tenant	Lease Expiration	Rentable Square Feet	Annualized Rent(1)	% of Total Annualized Rent	Property	Industry
Wholly-Owned Properties
General Services Administration	6/20/2025	43,727	$1,917,684	5.22%	Waterfront Plaza	Government
Farmers Insurance Hawaii, Inc.	12/31/2017	53,594	1,792,875	4.88%	Waterfront Plaza	Insurance
Oahu Publications Inc.	1/31/2018	41,469	1,652,123	4.50%	Waterfront Plaza	Media & Journalism
AT&T Corp.	6/30/2015	26,160	1,134,369	3.09%	Waterfront Plaza	Communications
McCorriston Miller Mukai MacKinnon LLLP	12/31/2021	29,231	873,757	2.38%	Waterfront Plaza	Legal Services
Honolulu Surgery Center L.P.	6/30/2025	17,026	842,330	2.29%	Waterfront Plaza	Medical
Royal State Financial Corp.	1/31/2015	20,565	829,277	2.26%	Pan Am Building	Insurance
New York Life Insurance Company	8/10/2021	21,242	761,829	2.07%	Davies Pacific Center	Insurance
Hilton Grand Vacations Company LLC	3/31/2018	21,772	754,573	2.05%	Pan Am Building	Tourism & Hospitality
Covance CRU Inc.	4/30/2016	18,665	711,852	1.94%	Waterfront Plaza	Medical
Total Annualized Rent for Top 10 Tenants – Wholly-Owned Properties			$11,270,669	30.68%
Total Annualized Rent – Wholly-Owned Properties			$36,750,430

Joint Venture Properties
AZ Dept of Economic Security	12/31/2015	114,475	$2,187,002	13.42%	City Square	Government
Insurance Company of the West	6/30/2019	43,956	1,553,309	9.53%	Valencia Corporate Center	Insurance
AZ Dept of Economic Security	5/31/2017	39,524	820,913	5.04%	City Square	Government
County of Los Angeles	5/20/2017	32,743	817,265	5.02%	Valencia Corporate Center	Government
Psomas	11/30/2017	15,312	591,332	3.63%	Valencia Corporate Center	Architectural & Engineering
Scorpion Design Inc.	1/31/2016	15,860	536,244	3.29%	Valencia Corporate Center	Media & Journalism
Maricopa County	4/30/2014	24,878	513,585	3.15%	City Square	Government
General Services Administration	2/19/2023	25,432	480,961	2.95%	City Square	Government
State of Arizona	3/31/2016	24,259	472,885	2.90%	City Square	Government
Jones & Stokes Associates Inc.	3/31/2015	15,356	409,974	2.52%	Scripps Ranch Business Park	Accounting & Management Consulting
Total Annualized Rent for Top 10 Tenants – Joint Venture Properties			$8,383,470	51.45%
Total Annualized Rent – Joint Venture Properties			$16,296,219
____________________________

(1)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2013. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2013 actual expense reimbursement billings.  Annualized rent for the tenants of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest.

The following table contains information about tenants who occupy more than 10% of any of our properties as of December 31, 2013. Four properties have no tenant that occupies more than 10% of the rentable area. No tenant occupies more than 10% of the aggregate rentable area of all of our properties combined.

Property/Tenant	Industry	Lease Expiration(1)	Renewal Option	Total Leased Square feet	% of Rentable Square Feet	Annualized Rent(2)	% of Annualized Rent
Wholly-Owned Properties
Clifford Center
Tissue Genesis Inc.	Biotechnology Research & Development	5/31/2023	Yes(3)	10,503	13.41%	$301,226	19.21%

Joint Venture Properties
City Square
AZ Dept of Economic Security	Government	12/31/2015	Yes(4)	114,475	14.81%	$2,187,002	26.93%
Scripps Ranch Business Park
Jones & Stokes Associates Inc.	Accounting & Management Consulting	3/31/2015	Yes(5)	15,356	32.06%	$409,974	37.81%
Department of Insurance	Government	3/31/2022	Yes(6)	10,755	22.45%	$310,680	28.65%
Butterfield Schechter LLP	Legal Services	10/31/2019	Yes(7)	7,615	15.90%	$178,191	16.43%
Earthlink Managed Services LLC	Information Technology	5/31/2016	Yes(8)	5,484	11.45%	$131,616	12.14%
Torrey Hills Corporate Center
3Trace	Information Technology	10/31/2017	Yes(9)	12,417	52.89%	$404,531	56.25%
Summa Consulting LLC	Educational Services	11/30/2017	Yes(10)	5,798	24.70%	$196,686	27.35%
Pacific Hospitality Group Inc.	Construction	4/30/2015	Yes(11)	2,645	11.27%	$117,923	16.40%
Palomar Heights Plaza
Robert Half International Inc.	Accounting & Management Consulting	4/30/2015	Yes(12)	3,270	11.26%	$85,579	32.80%
Technology Associates International Corporation	Technology	2/29/2016	Yes(13)	3,177	10.94%	$37,743	14.47%
Valencia Corporate Center
Insurance Company of the West	Insurance	6/30/2019	Yes(14)	43,956	22.63%	$1,553,309	34.79%
County of Los Angeles	Government	5/20/2017	Yes(15)	32,743	16.85%	$817,265	18.30%
____________________________

(1)	Expiration dates assume no exercise of renewal, extension or termination options.

(2)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2013. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2013 actual expense reimbursement billings. Annualized rent for the tenants of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest.

(3)	Tissue Genesis has an option to extend its term for one 5-year period at 95% of the fair market rent.

(4)	Arizona Department of Economic Security has an option to extend its term for 5 years upon 120-days written notice.

(5)	Jones & Stokes Associates has an option to extend its term for one 5-year period at fair market rent.

(6)	Department of Insurance may terminate its lease at any time on or after November 30, 2015 upon 30-days written notice.

(7)	Butterfield Schechter has an option to extend its term for one 5-year period at fair market rent.

(8)	Earthlink Managed Services has an option to extend its term for one 5-year period at fair market rent.

(9)	3Trace has an option to extend its term for one 5-year period at fair market rent. Tenant has an option to terminate the lease on the 42nd through 47th months with written notice by the 34th month.

(10)	Summa Consulting has an option to extend its term for one 5-year period at fair market rent.

(11)	Pacific Hospitality Group has an option to extend its term for one 5-year period at fair market rent.

(12)	Robert Half International has an option to extend its term for one 5-year period at fair market rent for the first year and increased by 3% for each succeeding year thereafter.

(13)	Technology Associates has an option to extend its term for one 3-year period at 95% of fair market rent.

(14)	Insurance Company of the West has an option to extend its term for two 5-year periods at fair market rent at the time of extension.

(15)	County of Los Angeles has an option to extend its term for one 5-year period at 95% of fair market rent.

Lease Distribution by Square Footage

The following tables summarize the lease distributions by square footage for all our properties as of December 31, 2013.

Square Footage Under Lease	Number of Leases	Leases as a % of Total	Rentable Square Feet(1)	Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total
Wholly-Owned Properties
2,500 or less	272	74.93%	246,699	19.99%	$8,674,001	23.60%
2,501 - 10,000	67	18.46%	303,065	24.55%	10,846,065	29.51%
10,001 - 20,000	16	4.41%	207,538	16.81%	7,513,878	20.45%
20,001 - 40,000	5	1.38%	118,970	9.64%	4,353,805	11.85%
40,001 - 100,000	3	0.82%	138,790	11.25%	5,362,681	14.59%
Greater than 100,000	—	—%	—	—%	—	—%
Subtotal	363	100.00%	1,015,062	82.24%	36,750,430	100.00%
Signed Leases Not Commenced	—	—	12,237	0.99%	—	—
Available for Lease	—	—	153,919	12.47%	—	—
Building Management Use	—	—	1,839	0.15%	—	—
BOMA Adjustment(3)	—	—	51,157	4.15%	—	—
Wholly-Owned Properties Total	363	100.00%	1,234,214	100.00%	$36,750,430	100.00%

Joint Venture Properties
2,500 or less	70	53.03%	55,201	4.74%	$1,413,592	8.67%
2,501 - 10,000	45	34.09%	205,877	17.67%	4,869,196	29.88%
10,001 - 20,000	9	6.82%	116,618	10.01%	3,167,511	19.44%
20,001 - 40,000	5	3.79%	146,836	12.60%	3,105,609	19.06%
40,001 - 100,000	2	1.52%	43,956	3.77%	1,553,309	9.53%
Greater than 100,000	1	0.75%	114,475	9.82%	2,187,002	13.42%
Subtotal	132	100.00%	682,963	58.61%	16,296,219	100.00%
Signed Leases Not Commenced	—	—	64,016	5.50%	—	—
Available for Lease	—	—	371,176	31.86%	—	—
Building Management Use	—	—	1,268	0.11%	—	—
BOMA Adjustment(3)	—	—	45,636	3.92%	—	—
Joint Venture Properties Total	132	100.00%	1,165,059	100.00%	$16,296,219	100.00%
___________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2013. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2013 actual expense reimbursement billings. Annualized rent for the joint venture properties is reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Lease Expirations

The following tables summarize the lease expirations for leases in place as of December 31, 2013 for all of our properties. The information set forth in the tables assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Rent Per Leased Square Foot at Expiration(4)
Wholly-Owned Properties
2014	140	223,170	18.08%	$7,992,739	21.75%	$35.81	$7,723,429	$34.61
2015	70	179,826	14.57%	6,615,956	18.00%	36.79	6,733,214	37.44
2016	62	143,123	11.60%	5,282,240	14.37%	36.91	5,456,540	38.12
2017	27	121,968	9.88%	4,027,741	10.96%	33.02	4,234,127	34.72
2018	32	126,833	10.28%	4,684,940	12.75%	36.94	4,984,273	39.30
2019	9	36,827	2.98%	1,391,835	3.79%	37.79	1,457,653	39.58
2020	5	12,646	1.03%	495,944	1.35%	39.22	607,684	48.05
2021	6	58,624	4.75%	1,950,667	5.31%	33.27	2,237,757	38.17
2022	2	9,171	0.74%	308,194	0.84%	33.61	367,520	40.07
2023	5	21,159	1.71%	659,584	1.80%	31.17	743,704	35.15
Thereafter	5	81,715	6.62%	3,340,590	9.08%	40.88	2,973,750	36.39
Subtotal/Weighted Average	363	1,015,062	82.24%	36,750,430	100.00%	36.21	37,519,651	36.96
Signed Leases Not Commenced	—	12,237	0.99%	—	—	—	—	—
Available for Lease	—	153,919	12.47%	—	—	—	—	—
Building Management Use	—	1,839	0.15%	—	—	—	—	—
BOMA Adjustment(5)	—	51,157	4.15%	—	—	—	—	—
Total/Weighted Average	363	1,234,214	100.00%	$36,750,430	100.00%	$29.78	$37,519,651	$30.40

Joint Venture Properties
2014	43	76,208	6.54%	$1,814,759	11.14%	$23.81	$1,802,803	$23.66
2015	26	204,548	17.56%	4,303,610	26.41%	21.04	4,427,633	21.65
2016	22	112,450	9.65%	2,464,708	15.12%	21.92	2,652,275	23.59
2017	16	140,473	12.06%	3,670,795	22.53%	26.13	3,872,878	27.57
2018	13	36,335	3.12%	919,078	5.64%	25.29	995,051	27.39
2019	7	59,914	5.14%	1,969,086	12.08%	32.87	2,501,719	41.76
2020	—	—	—%	—	—%	—	—	—
2021	2	13,791	1.18%	310,573	1.91%	22.52	305,698	22.17
2022	1	10,755	0.92%	310,680	1.91%	28.89	376,188	34.98
2023	2	28,489	2.44%	532,930	3.26%	18.71	501,037	17.59
Thereafter	—	—	—%	—	—%	—	—	—
Subtotal/Weighted Average	132	682,963	58.61%	16,296,219	100.00%	23.86	17,435,282	25.53
Signed Leases Not Commenced	—	64,016	5.50%	—	—	—	—	—
Available for Lease	—	371,176	31.86%	—	—	—	—	—
Building Management Use	—	1,268	0.11%	—	—	—	—	—
BOMA Adjustment(5)	—	45,636	3.92%	—	—	—	—	—
Total/Weighted Average	132	1,165,059	100.00%	$16,296,219	100.00%	$13.99	$17,435,282	$14.97
 ____________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2013. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2013 actual expense reimbursement billings.  Annualized rent for the leases of our joint venture properties is reported with respect to each lease in its entirety, rather than the portion of the lease represented by our ownership interest.

(3)	Represents annualized rent divided by leased square feet.

(4)	Represents annualized rent at expiration divided by leased square feet.

(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Ground Leased Properties

At December 31, 2013 we held a long-term ground leasehold interest in our Waterfront Plaza property.

The Waterfront Plaza ground lease expires December 31, 2060. The annual rental obligation has fixed increases at five year intervals until it resets on January 1, 2036, 2041, 2046, 2051 and 2056 to an amount equal to the greater of (i) 8.0% of the fair market value of the land, and (ii) the ground lease rent payable during the prior period.

See Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our ground leased property.

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2013, please refer to the Indebtedness section in Part II, Item 7 of this Annual Report on Form 10-K.

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
The table below sets forth the high and low sales prices for our Class A Common Stock as reported by the OTC Markets from April 5, 2012 through December 31, 2013, and as reported by the NYSE Amex from January 1, 2012 through April 4, 2012. No dividends were declared on our Class A Common Stock for any of these periods.

	High	Low
2013
Fourth Quarter	$0.43	$0.11
Third Quarter	$0.44	$0.21
Second Quarter	$0.49	$0.12
First Quarter	$0.38	$0.08

2012
Fourth Quarter	$0.45	$0.02
Third Quarter	$0.22	$0.10
Second Quarter	$0.40	$0.10
First Quarter	$0.85	$0.22

As of March 10, 2014, our Class A Common Stock was held by 47 stockholders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

Our Class B Common Stock has identical voting and dividend rights to our Class A Common Stock, but has no distribution rights upon liquidation. No established public trading market exists for our Class B Common Stock. As of March 10, 2014, our Class B Common Stock was held by one stockholder of record.

There currently is no established public trading market for our Senior Common Stock, and we do not expect to have our shares of Senior Common Stock listed on any securities exchange or quoted on an automated quotation system. As of March 10, 2014, our Senior Common Stock was held by 849 stockholders of record.

Dividends

Our Senior Common Stock ranks senior to our Class A Common Stock with respect to dividends and distribution of amounts upon liquidation. Holders of our Senior Common Stock are entitled to receive, when and as authorized by our board of directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Our board of directors authorized daily dividends on the Senior Common Stock for the months of April 2010 through April 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through February 28, 2014 at half the stated annualized rate. The difference between the stated dividend and the paid dividend will accrue until paid in full. We cannot assure you that dividends on our Senior Common Stock will continue to be paid in the future.

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

We did not declare a dividend on our Class A Common Stock in 2013 or 2012, and do not currently expect to declare a dividend on our Class A Common Stock in 2014.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2013 or 2012, and does not expect to do so in 2014.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2013, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in five joint ventures (of which we have managing ownership interests in two), holding six office properties comprising 12 buildings and 1.2 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  As of December 31, 2013, our Property Portfolio included office buildings in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above- and below-market lease amounts are reflected in “Intangible assets, net” and “Acquired below-market leases, net,” respectively, in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancellable lease terms. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. Rental revenues included above-market and below-market lease intangible amortization of $0.2 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

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

For the year ended December 31, 2013, we recorded non-cash impairment charges of $0.6 million on our Clifford Center property as a result of the property’s fair value being below its current carrying value, in connection with an anticipated sale of the property. For the year ended December 31, 2012, we recorded non-cash impairment charges of $5.0 million on our Clifford Center property, as a result of the property’s fair value being below its current carrying value, in connection with a previous anticipated sale of the property.

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

Impairment of Investments in Unconsolidated Joint Ventures. Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded for the years ended December 31, 2013 and 2012.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations before the sale for the period ended December 31, 2012, including the gain on the sale of the property, are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Properties in default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of properties in default are included in our consolidated balance sheets and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations are included in “Discontinued operations” in the accompanying consolidated statements of operations for the period ended December 31, 2012.

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

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2013 and 2012, goodwill of our consolidated properties amounted to $39.1 million. We wrote off $9.4 million of goodwill associated with the sale of the First Insurance Center property in June 2012.

Revenue Recognition. The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.2 million and $(0.1) million, for the years ended December 31, 2013 and 2012, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.6 million and $0.8 million, as of December 31, 2013 and 2012, respectively.

We had a total of $1.8 million of lease security available in security deposits, as of December 31, 2013 and 2012.

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

Results of Operations

Overview

As of December 31, 2013, the Property Portfolio (including our joint venture properties) was 77.2% leased to a total of 495 tenants. As of that date, 12.5% of our Property Portfolio leased square footage was scheduled to expire during 2014 and another 16.0% of our Property Portfolio leased square footage was scheduled to expire during 2015. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of December 31, 2013, our consolidated Honolulu portfolio was 87.0% leased, with approximately 153,900 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 56.8% leased, with approximately 40,800 square feet available.

As of December 31, 2013, our California portfolio attributable to our unconsolidated joint ventures was 79.7% leased, with approximately 59,000 square feet available.

As of December 31, 2013, our Phoenix portfolio attributable to our unconsolidated joint ventures was 63.1% leased, with approximately 271,400 square feet available.

Comparison of the year ended December 31, 2013 to
the year ended December 31, 2012 (in thousands)

	Total
	2013	2012	$ Change	% Change
Revenue:
Rental	$21,645	$22,783	$(1,138)	(5.0)%
Tenant reimbursements	17,557	16,398	1,159	7.1%
Property management and other services	—	1,390	(1,390)	(100.0)%
Parking	5,682	5,675	7	0.1%
Other	398	428	(30)	(7.0)%
Total revenue	45,282	46,674	(1,392)	(3.0)%
Expenses:
Rental property operating	27,822	28,328	(506)	(1.8)%
General and administrative	1,856	4,040	(2,184)	(54.1)%
Tax indemnity	8,725	—	8,725	100.0%
Depreciation and amortization	11,004	11,843	(839)	(7.1)%
Interest	20,155	20,086	69	0.3%
Impairment of long-lived assets	644	4,961	(4,317)	(87.0)%
Total expenses	70,206	69,258	948	1.4%
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(24,924)	(22,584)	(2,340)	(10.4)%
Equity in net earnings of unconsolidated joint ventures	789	310	479	154.5%
Loss from continuing operations	(24,135)	(22,274)	(1,861)	(8.4)%
Discontinued operations:
Income from discontinued operations before gains on extinguishment of debt and sale of property	—	762	(762)	(100.0)%
Gain on extinguishment of debt	—	2,251	(2,251)	(100.0)%
Gain on sale of property	—	5,365	(5,365)	(100.0)%
Income from discontinued operations	—	8,378	(8,378)	(100.0)%

Net loss	$(24,135)	$(13,896)	$(10,239)	(73.7)%

Revenues

Rental revenue. Total rental revenue decreased by $1.1 million, or 5.0%, primarily due to a decreases in rental revenues at Waterfront Plaza ($1.3 million) attributable to less leased space from a significant tenant, and at Clifford Center ($0.1 million) due to a move out by a significant tenant, offset by an increase in rental revenues at Davies Pacific Center ($0.3 million) primarily due to new leases in 2013.

Tenant reimbursements. Total tenant reimbursements increased by $1.2 million, or 7.1%, primarily due to increased tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.5 million) and at Waterfront Plaza ($1.2 million), offset by a decrease in tenant reimbursements of real property taxes and electricity costs at Waterfront Plaza ($0.4 million) and a decrease in tenant recoveries for common area maintenance expenses at Clifford Center ($0.1 million).

Property management and other services. We earned $1.4 million in property management and other services for the year ended December 31, 2012 while our management was internalized. Effective April 1, 2012, we externalized management and no longer provide property management and other related services.

Parking revenue. Total parking revenue increased by an insignificant amount compared to the prior year.

Other revenue. Total other revenue decreased by an insignificant amount compared to the prior year.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.5 million, or 1.8%, primarily due to decreases in Hawaii general excise taxes at Waterfront Plaza due to a 2011 tax refund received in March 2013 ($0.1 million), electricity usage at Waterfront Plaza ($0.3 million) and bad debt expenses at Clifford Center ($0.4 million), Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.1 million), partially offset by an increase in electricity usage at Davies Pacific Center ($0.1 million) and an overall increase in property management fees ($0.4 million) as a result of externalization of management in April 2012.

General and administrative expense. Total general and administrative expense decreased by $2.2 million, or 54.1%, primarily due to the externalization of management effective as of April 1, 2012 ($2.1 million) and decreases in professional fees ($0.2 million) and directors’ fees ($0.1 million), partially offset by an increase in external management’s advisory fees ($0.2 million) in 2013.

Tax indemnity. We recognized an estimated tax indemnity expense related to the sale of the First Insurance Center property for the year ended December 31, 2013. See “Liquidity and Capital Resources - Actual and Potential Uses of Liquidity - Asset dispositions” below for additional information regarding this expense.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $0.8 million, or 7.1%, primarily due to lower expenses attributable to Pan Am Building ($0.3 million) due to certain assets acquired pursuant to our formation transactions in 2008 being fully depreciated, and at Clifford Center ($0.5 million) due to a lower asset depreciation basis as a result of the write-down of the property in December 2012.

Interest expense. Total interest expense increased by $0.1 million, or 0.3%, primarily due to an increase in accrued interest on our unsecured promissory notes for the year ended December 31, 2013.

Impairment of long-lived assets. We recorded non-cash impairment charges of $0.6 million and $5.0 million for the years ended December 31, 2013 and 2012, respectively, as a result of Clifford Center’s fair value being below its current carrying value, in connection with anticipated sales of the property.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures increased by $0.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is primarily attributable to an increase in earnings from our joint venture ($1.2 million) which sold the Bank of Hawaii Waikiki Center property in February 2013 and decreases in losses from our POP San Diego joint venture ($0.1 million) and our City Square joint venture ($0.1 million), partially offset by an increase in losses from our Black Canyon joint venture ($0.2 million) which recognized a gain on the extinguishment of debt after its foreclosed property was given back to the lender in 2012 and distributions received ($0.7 million) from the SoCal and U.S. Bank joint ventures in 2012. We no longer own interests in the Black Canyon, SoCal and U.S. Bank joint ventures.

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

Cash Flows

Net cash used in operating activities was $0.5 million for the year ended December 31, 2013 compared to net cash provided by operating activities of $0.3 million for the year ended December 31, 2012.  The decrease in operating cash flows was primarily due to the decrease in cash provided by operating activities ($1.6 million) related to our discontinued operations (First Insurance and Sorrento Technology Center properties) for the year ended December 31, 2012, partially offset by a decrease in certain non-recurring general and administrative related payments ($0.6 million) as a result of the externalization of management beginning April 1, 2012.

Net cash used in investing activities was $3.7 million for the year ended December 31, 2013 compared to net cash provided by investing activities of $8.0 million for the year ended December 31, 2012. The decrease was primarily the result of net proceeds from the sale of our First Insurance Center property ($17.3 million) in June 2012, partially offset by a decrease in additions to and improvements of real estate ($5.1 million) primarily related to the purchase of the land underlying the Clifford Center property in February 2012, and an increase in net distributions from our unconsolidated joint ventures ($0.3 million) during the year ended December 31, 2013.

Net cash used in financing activities was $1.7 million for the year ended December 31, 2013 compared to net cash provided by financing activities of $2.2 million for the year ended December 31, 2012.  The decrease was primarily due to proceeds received from a mortgage note payable for a portion of the Clifford Center land purchase consideration ($4.9 million) for the year ended December 31, 2012, partially offset by a decrease in Senior Common Stock dividends paid during the year ended December 31, 2013 ($0.5 million) and the payment on settlement of debt associated with the Sorrento Technology Center loan foreclosure ($0.4 million) during the year ended December 31, 2012.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income.  As discussed further below, however, we did not declare dividends on our Class A Common Stock during fiscal 2013 and 2012, and we do not currently expect to declare dividends on our Class A Common Stock during fiscal 2014.

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

Actual and Potential Sources of Liquidity

Listed below are our actual and potential sources of liquidity in 2014, which we currently believe will be sufficient to fund our short-term liquidity needs:

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

Unrestricted and restricted cash on hand

As of December 31, 2013, we had $15.4 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $4.2 million.  A summary of our restricted cash reserves is as follows (in thousands):

December 31, 2013
Tax, insurance and other working capital reserves	$1,933
Leasing and capital expenditure reserves	551
Ground lease reserves	970
Collateral accounts	795
Total restricted cash	$4,249

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

Contribution of additional existing wholly-owned assets to joint ventures

We are currently partners with third parties in five joint ventures, including two joint ventures into which we contributed our Pacific Business News Building and City Square properties in the second quarter of 2011. In the near term or longer term, we may seek to raise capital by contributing one or more of our existing wholly-owned assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain.

Asset dispositions

In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but our ability to do so on acceptable terms or at all is highly uncertain.  Moreover, a sale of any of the properties contributed by POP Venture, LLC, or Venture, in connection with our formation transactions in March 2008 that would not provide continued tax deferral to Venture is contractually restricted for ten years after the closing of the transactions related to such properties. All of our wholly-owned properties continue to be subject to these restrictions. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

As a result of the sale of our First Insurance Center property in June 2012, certain contract parties holding ownership interests in the contributor of First Insurance claimed they were entitled to a make-whole cash payment under tax protection agreements relating to the property. In the first quarter of 2014, we issued subordinated promissory notes in the aggregate amount of $8.3 million in settlement of the majority of such claims, and paid cash settlements totaling approximately $0.4 million in settlement of the remainder of such claims. Each party receiving a promissory note or cash payment released us from any other claims under the tax protection agreements arising out of the sale of the First Insurance Center property and the foreclosure of our Sorrento Technology Center property in January 2012, as applicable. See “Indebtedness - Subordinated Promissory Notes” below for additional information regarding the terms of these promissory notes.

Actual and Potential Uses of Liquidity

The following are the actual and potential uses of our cash in 2014. There may be other uses of our cash that are unexpected (and that are not identified below):

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of December 31, 2013, we were obligated to spend $3.2 million in capital expenditures and leasing costs through 2014.

Debt service and financing costs

As of December 31, 2013, our total consolidated debt (which includes our mortgage and other loans, with a carrying value of $297.4 million and our unsecured promissory notes with a carrying value of $21.1 million) was $318.5 million, with a weighted average interest rate of 5.76% and a weighted average remaining term of 2.54 years. In the first quarter of 2014, we agreed with the holders of the outstanding unsecured promissory notes to extend the maturity date of the notes to December 31, 2015. In addition, we issued to certain current and former affiliates additional unsecured promissory notes in the aggregate principal amount of $8.3 million, also scheduled to mature on December 31, 2015, to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Indebtedness” below for additional information with respect to our consolidated debt.

In May 2013, we agreed to provide short-term financing in the total amount of $0.5 million to one of our unconsolidated joint ventures. We funded $0.2 million of this amount as of December 31, 2013. This loan bears interest at the annual compounded rate of 12% and matures at the earlier of April 30, 2014 or the sale or disposition of one of the properties included in the portfolio of the joint venture.

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

We did not declare a dividend on our Class A Common Stock during 2013 or 2012, and do not currently expect to declare a dividend on our Class A Common Stock in 2014.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2013 or 2012, and does not expect to do so for 2014.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

In 2013 and 2012, we paid $1.2 million and $1.7 million, respectively, in cash dividends to holders of our Senior Common stock. Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior

Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share.

As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors has authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through February 28, 2014 at half the stated annualized rate. The difference between the stated dividend and the paid dividend, which will accrue until paid in full, amounted to $0.7 million as of December 31, 2013. We believe that these cost-cutting measures are in the best interests of the Company and its stockholders as they preserve a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2013, the cumulative unpaid distributions attributable to Preferred Units were $6.8 million, which we do not anticipate to pay in 2014.

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

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of December 31, 2013. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center	$2,149	4.375%	8/15/2014	$1,896	(1)
Clifford Center Land	4,653	4.00%	2/17/2017	4,255	(2)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(3)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(4)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(5)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(6)
Subtotal	272,802
Revolving line of credit(7)	25,000	1.10%	12/31/2015	25,000
Outstanding principal balance	297,802
Less: Unamortized discount, net	(402)
Net	$297,400

(1)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance. Monthly payments include principal and interest.

(2)	Loan may be prepaid at any time with 10 days prior written notice. Monthly payments include principal and interest.

(3)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(4)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(5)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(6)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(7)	The revolving line of credit matures on December 31, 2015. See “Revolving Line of Credit” below.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender.  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  On December 31, 2013, we entered into an amendment with the Lender to extend the maturity date from December 31, 2013 to December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of December 31, 2013 and 2012, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

As security for the FHB Credit Facility, as amended, Shidler Equities L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $25.0 million principal amount of the certificate of deposit.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes

As of December 31, 2013 and 2012, we had promissory notes payable to certain current and former affiliates in the aggregate principal amount of $21.1 million, which were originally issued as consideration to the affiliates for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership could elect to extend maturity for one additional year. We elected to extend the maturity of these promissory notes for the additional year. On February 6, 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015. Maturity accelerates upon the occurrence of an underwritten public offering of at least $75 million of our common stock, the sale of substantially all the assets of the Company or the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership and are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through December 31, 2013, interest payments on these outstanding unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At December 31, 2013 and 2012, we had $10.1 million and $8.1 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties.

In the first quarter of 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for each of these promissory notes is December 31, 2015. Maturity accelerates upon the occurrence of an underwritten public offering of at least $75 million of our common stock, the sale of all or substantially all the assets of the Company, the merger of the Company with another entity, or under certain circumstances in the event that the security pledged by Shidler LP in support of the FHB Credit Facility (see “Revolving Line of Credit” above) is withdrawn, terminated or decreased prior to December 31, 2015. The promissory notes are unsecured obligations of the Operating Partnership and are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on

Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

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

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

ITEM 11.  -  EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

ITEM 12.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

ITEM 13.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

ITEM 14.  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

PART IV

ITEM 15.  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) and (2) Consolidated Financial Statements and Financial Statement Schedule

Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm Ernst & Young LLP	F-1
Consolidated Balance Sheets of the Company as of December 31, 2013 and December 31, 2012	F-2
Consolidated Statements of Operations of the Company for the years ended December 31, 2013 and December 31, 2012	F-3
Consolidated Statements of Equity (Cumulative Deficit) of the Company for the years ended December 31, 2013 and December 31, 2012	F-4
Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2013 and December 31, 2012	F-6
Notes to Consolidated Financial Statements	F-8
Schedule III – Consolidated Real Estate and Accumulated Depreciation as of December 31, 2013	F-33

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

Exhibit No.	Description

4.1
Form of Subordinated Promissory Note dated February 6, 2014 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (File No. 001-09900) and incorporated herein by reference).

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

10.14
Credit Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and First Hawaiian Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.15
Promissory Note dated September 2, 2009 issued by Pacific Office Properties, L.P. to First Hawaiian Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

10.16
Indemnification Agreement dated as of September 2, 2009 between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 4, 2009 (File No. 001-09900) and incorporated herein by reference).

Exhibit No.	Description

10.17
Amendment to Loan Documents, dated as of December 31, 2009, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2010 (File No. 001-09900) and incorporated herein by reference).

10.18
Second Amendment to Loan Documents, dated as of May 25, 2010, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2010 (File No. 001-09900) and incorporated herein by reference).

10.19	Amendment to Loan Documents (2013), dated December 31, 2013, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (Filed herewith.)

10.20
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

10.22	Third Amendment to Indemnification Agreement, dated as of December 31, 2013, between Pacific Office Properties, L.P. and Shidler Equities L.P. (Filed herewith.)

10.23
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

10.25
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 15, 2012, between 101 Park Avenue (1100 Ward), LLC and Senior Housing Properties Trust (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-09900) and incorporated herein by reference).

10.26
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 15, 2012, between Pacific Office Properties Trust (Ward Avenue) LLC and Senior Housing Properties Trust (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-09900) and incorporated herein by reference).

10.27
Advisory Agreement, dated March 15, 2012, among Pacific Office Properties Trust, Inc., Pacific Office Properties, L.P. and Shidler Pacific Advisors, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012 (File No. 001-09900) and incorporated herein by reference).

10.28	Purchase and Sale Agreement, dated January 10, 2014, between City Center Land Company, LLC and City Center, LLC and Broadmoor Capital Corporation (Filed herewith).

10.29
Amendment to Subordinated Promissory Notes, dated as of February 6, 2014, among Pacific Office Properties, L.P. and the holders named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (File No. 001-09900) and incorporated herein by reference).

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	March 13, 2014	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Taff	Chief Executive Officer and Chief Financial Officer	March 13, 2014
Lawrence J. Taff	(Principal Executive Officer and Principal Financial Officer)

/s/ Jay H. Shidler	Chairman of the Board	March 13, 2014
Jay H. Shidler

/s/ Michael W. Brennan	Director	March 13, 2014
Michael W. Brennan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pacific Office Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Office Properties Trust, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity (cumulative deficit), and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Office Properties Trust, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP
San Diego, California

March 13, 2014

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Investments in real estate, net	$213,808	$217,283
Cash and cash equivalents	15,364	21,304
Restricted cash	4,249	3,719
Rents and other receivables, net	1,047	1,218
Deferred rents	3,857	3,612
Intangible assets, net	7,273	8,343
Other assets, net	1,420	1,618
Goodwill	39,111	39,111
Investments in unconsolidated joint ventures	2,442	3,680
Total assets	$288,571	$299,888

LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$297,400	$297,759
Unsecured notes payable to current and former related parties	21,104	21,104
Accounts payable and other liabilities	32,001	25,359
Accrued interest payable to current and former related parties (Note 10)	10,149	8,053
Tax indemnity liability (Note 11)	8,725	—
Acquired below-market leases, net	3,724	3,989
Total liabilities	373,103	356,264

Commitments and contingencies (Note 11)

Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at December 31, 2013 and 2012	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of December 31, 2013 and 2012) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at December 31, 2013 and 2012	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at December 31, 2013 and 2012	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in capital	110	110
Cumulative deficit	(166,225)	(160,074)
Total stockholders’ equity (deficit)	(144,471)	(138,320)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(67,329)	(45,324)
Total equity (deficit)	(84,532)	(56,376)
Total liabilities and equity (deficit)	$288,571	$299,888

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the year ended December 31,
	2013	2012
Revenue
Rental	$21,645	$22,783
Tenant reimbursements	17,557	16,398
Property management and other services	—	1,390
Parking	5,682	5,675
Other	398	428
Total revenue	45,282	46,674
Expenses
Rental property operating	27,822	28,328
General and administrative	1,856	4,040
Tax indemnity (Note 11)	8,725	—
Depreciation and amortization	11,004	11,843
Interest	20,155	20,086
Impairment of long-lived assets	644	4,961
Total expenses	70,206	69,258
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(24,924)	(22,584)
Equity in net earnings of unconsolidated joint ventures	789	310
Loss from continuing operations	(24,135)	(22,274)
Discontinued operations:
Income from discontinued operations before gains on extinguishment of debt and sale of property	—	762
Gain on extinguishment of debt	—	2,251
Gain on sale of property	—	5,365
Income from discontinued operations	—	8,378

Net loss	(24,135)	(13,896)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(2,273)	(2,273)
Common unitholders in the Operating Partnership	22,005	14,003
Net loss attributable to non-controlling interests	19,732	11,730

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(4,403)	(2,166)
Dividends paid and accrued on Senior Common Stock	(1,748)	(1,748)
Net loss attributable to common stockholders	$(6,151)	$(3,914)

Income (loss) per common share:
Loss from continuing operations	$(1.56)	$(1.45)
Income from discontinued operations	—	0.46
Net loss per common share - basic and diluted	$(1.56)	$(0.99)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit) (in thousands, except share and unit data)

	For the year ended December 31,
	2013	2012
Common Stock
Balance at beginning of period	$185	$185
Balance at end of period	$185	$185

Senior Common Stock
Balance at beginning of period	$21,459	$21,459
Balance at end of period	$21,459	$21,459

Additional Paid-In Capital
Balance at beginning of period	$110	$110
Balance at end of period	$110	$110

Cumulative Deficit
Balance at beginning of period	$(160,074)	$(156,160)
Net loss	(4,403)	(2,166)
Distributions	(1,748)	(1,748)
Balance at end of period	$(166,225)	$(160,074)

Total Stockholders’ Equity (Cumulative Deficit)
Balance at beginning of period	$(138,320)	$(134,406)
Net loss	(4,403)	(2,166)
Distributions	(1,748)	(1,748)
Balance at end of period	(144,471)	(138,320)
Non-Controlling Interests
Balance at beginning of period	81,944	95,947
Net loss	(19,732)	(11,730)
Distributions	(2,273)	(2,273)
Balance at end of period	59,939	81,944
Total Equity (Deficit)	$(84,532)	$(56,376)

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit), continued (in thousands, except share and unit data)

	For the year ended December 31,
	2013	2012
Common Units
Balance at beginning of period	14,101,004	14,101,004
Balance at end of period	14,101,004	14,101,004

Preferred Units
Balance at beginning of period	4,545,300	4,545,300
Balance at end of period	4,545,300	4,545,300

Shares of Common Stock (Class A and Class B)
Balance at beginning of period	3,941,242	3,941,242
Balance at end of period	3,941,242	3,941,242

Shares of Senior Common Stock
Balance at beginning of period	2,410,839	2,410,839
Balance at end of period	2,410,839	2,410,839

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2013	2012
Operating activities
Net loss	$(24,135)	$(13,896)
Net income from discontinued operations	—	8,378
Net loss from continuing operations	(24,135)	(22,274)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities - continuing operations:
Depreciation and amortization	11,004	11,843
Tax indemnity	8,725	—
Impairment of long-lived assets	644	4,961
Deferred rent	(245)	132
Deferred ground rents	2,041	2,045
Interest amortization and interest accrued on related party notes	2,515	2,371
Above- and below-market lease amortization, net	(240)	(246)
Equity in net earnings of unconsolidated joint ventures	(789)	(310)
Bad debt expense	(38)	646
Changes in operating assets and liabilities:
Restricted cash for operating activities	(505)	983
Rents and other receivables	392	(180)
Other assets	(36)	144
Accounts payable and other liabilities	170	(1,441)
Net cash used in operating activities - continuing operations	(497)	(1,326)
Net cash provided by operating activities - discontinued operations	—	1,640
Net cash (used in) provided by operating activities	(497)	314

Investing activities
Additions to and improvement of real estate	(4,366)	(9,432)
Distributions from unconsolidated joint ventures	2,062	1,756
Contributions to unconsolidated joint ventures	(35)	(146)
Net sales proceeds from sale of property	—	17,298
Payment of leasing commissions	(1,170)	(1,208)
Interim financing provided to unconsolidated joint venture	(183)	—
Restricted cash used for capital expenditures	(25)	(231)
Net cash (used in) provided by investing activities	(3,717)	8,037

Financing activities
Repayment of mortgage notes payable	(500)	(480)
Proceeds from mortgage note payable	—	4,875
Payment on settlement of debt	—	(415)
Security deposits	12	(36)
Senior Common Stock dividends	(1,238)	(1,748)
Net cash (used in) provided by financing activities	(1,726)	2,196

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands)

	For the year ended December 31,
	2013	2012

(Decrease) increase in cash and cash equivalents	(5,940)	10,547
Cash and cash equivalents at beginning of period	21,304	10,757
Cash and cash equivalents at end of period	$15,364	$21,304

Supplemental cash flow information
Interest paid	$17,642	$19,748

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$2,783	$2,273
Change in accrued capital expenditures	$1,592	$(405)
Decrease in mortgage notes payable due to foreclosure	$—	$11,452
Decrease in net operating assets/liabilities due to foreclosure	$—	$8,267

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

Through our Operating Partnership, as of December 31, 2013, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in five joint ventures (of which we have managing ownership interests in two), holding six office properties comprising 12 buildings and 1.2 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%. As of December 31, 2013, our Property Portfolio included office buildings in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles.  Our property statistics as of December 31, 2013, excluding the City Square sports club, were as follows:

			Property
	Number of		Portfolio
	Properties	Buildings	Sq. Ft.
Wholly-owned properties	4	4	1,234,214
Unconsolidated joint venture properties	6	12	1,165,059
Total	10	16	2,399,273

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of December 31, 2013, we were obligated to spend $3.2 million in capital expenditures and leasing costs through 2014.

As of December 31, 2013, our total consolidated debt (which includes our mortgage and other loans, with a carrying value of $297.4 million and our unsecured promissory notes with a carrying value of $21.1 million) was $318.5 million, with a weighted average interest rate of 5.76% and a weighted average remaining term of 2.54 years.

As of December 31, 2013, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2015. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $21.1 million. In the first quarter of 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015. In addition, we issued to certain current and former affiliates additional promissory notes in the

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

aggregate principal amount of $8.3 million, also scheduled to mature on December 31, 2015, to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See Notes 11 and 18 for additional information.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above- and below-market lease amounts are reflected in “Intangible assets, net” and “Acquired below-market leases, net,” respectively, in the consolidated balance sheets. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining initial non-cancellable lease terms. Rental revenues included above-market and below-market lease intangible amortization of $0.2 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. Capitalized below-market lease amounts are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

For the year ended December 31, 2013, we recorded non-cash impairment charges of $0.6 million on our Clifford Center property as a result of the property’s fair value being below its current carrying value, in connection with an anticipated sale of the property. For the year ended December 31, 2012, we recorded non-cash impairment charges of $5.0 million on our Clifford Center property, as a result of the property’s fair value being below its current carrying value, in connection with a previous anticipated sale of the property.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the years ended December 31, 2013 and 2012.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In June 2012, we completed the sale of our fee and leasehold interests in the First Insurance Center. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations before the sale for the period ended December 31, 2012, including the gain on the sale of the property, are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Properties in default do not meet the criteria to be held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of properties in default are included in our consolidated balance sheets and their results of operations are presented as part of continuing operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these properties will be removed from our consolidated balance sheet and the results of operations will be reclassified to discontinued operations in our consolidated statements of operations upon the ultimate disposition of each property. On January 5, 2012, the lender foreclosed on the loan secured by the Sorrento Technology Center property and took back the property. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet and the results of its operations are included in “Discontinued operations” in the accompanying consolidated statements of operations for the period ended December 31, 2012.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2013 and 2012, goodwill of our consolidated properties amounted to $39.1 million. We wrote off $9.4 million of goodwill associated with the sale of the First Insurance Center property in June 2012.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.2 million and ($0.1) million for the years ended December 31, 2013 and 2012, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Lease termination fees, which are included in “Other revenue” of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

“Other revenue” on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.6 million and $0.8 million, as of December 31, 2013 and 2012, respectively.

We had a total of $1.8 million of lease security available in security deposits, as of December 31, 2013 and 2012.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

3.    Investments in Real Estate, net

Our investments in real estate, net, are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
Land and land improvements	$38,871	$39,290
Building and building improvements	198,288	197,626
Tenant improvements	31,980	27,992
Construction in progress	832	602
Furniture, fixtures and equipment	1,318	1,305
Investments in real estate	271,289	266,815
Less: accumulated depreciation	(57,481)	(49,532)
Investments in real estate, net	$213,808	$217,283

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
Acquired leasing commissions:
Gross amount	$7,001	$6,918
Accumulated amortization	(3,858)	(4,082)
Acquired leasing commissions, net	3,143	2,836

Acquired leases in place:
Gross amount	5,987	6,315
Accumulated amortization	(5,838)	(6,078)
Acquired leases in place, net	149	237

Acquired tenant relationship costs:
Gross amount	9,736	9,740
Accumulated amortization	(7,792)	(6,590)
Acquired tenant relationship costs, net	1,944	3,150

Acquired other intangibles:
Gross amount	3,085	3,121
Accumulated amortization	(1,048)	(1,026)
Acquired other intangibles, net	2,037	2,095

Acquired above-market leases:
Gross amount	1,359	1,392
Accumulated amortization	(1,359)	(1,367)
Acquired above-market leases, net	—	25

Intangible assets, net	$7,273	$8,343

Acquired below-market leases:
Gross amount	$6,780	$6,900
Accumulated amortization	(3,056)	(2,911)
Acquired below-market leases, net	$3,724	$3,989

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

	For the year ended December 31,
	2013	2012
Total intangibles amortization expense	$2,205	$2,684
Acquired above-market lease amortization	$(24)	$(113)
Acquired below-market lease amortization	$264	$392

The following table summarizes the estimated net amortization of intangible assets and acquired below-market leases at December 31, 2013 for the next five years (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Amort. Period (Years)
Leasing commissions	$770	$656	$509	$413	$211	$584	$3,143	3.5
Leases in place	26	8	8	8	8	91	149	7.6
Tenant relationship costs	862	543	303	128	32	76	1,944	2.3
Other intangibles	63	62	62	62	62	1,726	2,037	16.9
Intangible assets, net	$1,721	$1,269	$882	$611	$313	$2,477	$7,273

Acquired below-market leases	$250	$232	$232	$232	$232	$2,546	$3,724	8.0

5.     Investments in Unconsolidated Joint Ventures

At December 31, 2013, we were partners with third parties in five joint ventures (of which we have managing ownership interests in two), holding six office properties, comprised of 12 buildings and 1.2 million rentable square feet.  One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows. Following our April 1, 2012 externalization of management, certain of these amounts are payable to Parallel Capital Partners for property management and other services.

At December 31, 2013 and 2012, the JV Basis Differential was $(0.1) million and is included in “Investments in unconsolidated joint ventures” in the accompanying consolidated balance sheet. For each of the years ended December 31, 2013 and 2012, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net earnings of unconsolidated joint ventures” in the accompanying consolidated statement of operations.

No impairment charges were recorded in our investments in unconsolidated joint ventures for the years ended December 31, 2013 and 2012.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2013	2012
Revenues:
Rental	$16,741	$37,832
Other	4,229	10,216
Total revenues	20,970	48,048
Expenses:
Rental operating	12,671	26,278
Depreciation and amortization	5,468	16,591
Interest	6,832	32,358
Acquisition costs	—	1
Total expenses	24,971	75,228
Loss before net gains (losses) on sale of properties and extinguishment of debts	(4,001)	(27,180)
Net gain on sale of properties	26,907	741
Net gain (loss) on extinguishment of debts	(946)	6,312
Net income (loss)	$21,960	$(20,127)

Equity in net earnings of unconsolidated joint ventures(1)	$789	$310

	December 31, 2013	December 31, 2012
Investment in real estate, net	$95,558	$224,903
Other assets	18,509	50,346
Total assets	$114,067	$275,249

Mortgage and other loans	$81,143	$230,684
Other liabilities	4,176	29,251
Total liabilities	$85,319	$259,935

Investment in unconsolidated joint ventures	$2,442	$3,680

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

6.     Other Assets, net

 Other assets, net, consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred loan fees, net of accumulated amortization of $1.5 million and $1.3 million at December 31, 2013 and 2012, respectively	$580	$817
Prepaid expenses	840	801
Total other assets, net	$1,420	$1,618

7.      Minimum Future Lease Rentals

Future minimum base rentals on non-cancellable office leases for the years succeeding December 31, 2013 are as follows (in thousands):

2014	$20,315
2015	16,618
2016	13,368
2017	11,814
2018	7,572
Thereafter	25,886
Total future minimum base rental revenue	$95,573

The above future minimum base rental revenue excludes tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised. Lease termination fee revenues for the year ended December 31, 2013 was $0.1 million. Lease termination fee revenues for the year ended December 31, 2012 was not significant.

We have leased space to certain tenants under non-cancellable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the consolidated statements of operations. We recorded $0.2 million of percentage rental income for each of the years ended December 31, 2013 and 2012.

8.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Accounts payable	$366	$491
Interest payable	971	972
Deferred revenue	1,026	996
Security deposits	1,789	1,777
Deferred straight-line ground rent	14,588	12,547
Accrued distributions attributable to Preferred Units	6,818	4,545
Accrued expenses	5,789	3,402
Asset retirement obligations	654	629
Total accounts payable and other liabilities	$32,001	$25,359

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

9.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	December 31, 2013	December 31, 2012	Interest Rate	Maturity Date
Clifford Center(1)	$2,149	$2,527	4.375%	8/15/2014
Clifford Center Land	4,653	4,774	4.00%	2/17/2017
Pan Am Building	59,986	59,980	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,612	94,478	5.86%	11/11/2016
Subtotal	272,400	272,759
Revolving line of credit(2)	25,000	25,000	1.10%	12/31/2015
Total	$297,400	$297,759

(1)	The interest rate is a fluctuating annual rate equal to the lender’s prime rate.

(2)
The revolving line of credit matures on December 31, 2015.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

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

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding December 31, 2013 are as follows (in thousands and includes scheduled principal paydowns):

2014	$2,273
2015	25,130
2016	266,135
2017	4,264
Total mortgage and other loans(1)	$297,802

(1)
This balance is the gross amount and does not include the discount of $0.4 million which is included in the outstanding balance of $297.4 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

date from September 2, 2011 to December 31, 2013.  On December 31, 2013, we entered into an amendment with the Lender to extend the maturity date from December 31, 2013 to December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of December 31, 2013 and 2012, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the years ended December 31, 2013 and 2012, we recognized $0.3 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the years ended December 31, 2013 and 2012, we recognized $0.5 million in interest to Shidler LP for the annual fee.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

10.     Unsecured Notes Payable to Current and Former Related Parties

At December 31, 2013 and 2012, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amount of $21.1 million, at both dates, which were originally issued as consideration to the affiliates for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership could elect to extend maturity for one additional year. We elected to extend the maturity of these promissory notes for the additional year. On February 6, 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015. Maturity accelerates upon the occurrence of an underwritten public offering of at least $75 million of our common stock, the sale of substantially all the assets of the Company or the merger of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership and are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through December 31, 2013, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At December 31, 2013 and 2012, we had accrued $10.1 million and $8.1 million, respectively, of interest attributable to unsecured notes payable to current and former related parties.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

of $6.5 million, through a new wholly-owned subsidiary. As a result, the financial statement impact related to the ground lease obligation is eliminated in consolidation.

Ground lease rent expense, including minimum rent and percentage rent, recorded during each of the years ended December 31, 2013 and 2012 was $4.3 million.

The following table indicates our future minimum ground lease payments of our Waterfront Plaza Property for the years succeeding December 31, 2013 (in thousands):

2014	$2,128
2015	2,128
2016	2,928
2017	2,928
2018	2,928
Thereafter	197,476
Total future minimum ground lease payments	$210,516

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of December 31, 2013, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of December 31, 2013 and 2012, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million and $0.6 million, respectively.  The accretion expense related to asbestos removal was $0.05 million and $0.04 million for the years ended December, 2013 and 2012, respectively.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of December 31, 2013 and 2012, the liability in our consolidated

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

balance sheets for this asset retirement obligation was $0.4 million for both periods. The accretion expense was not significant for each of the years ended December 31, 2013 and 2012.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of December 31, 2013, we are obligated to spend $3.2 million in capital expenditures and leasing costs through 2014.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $70.5 million (including the assumption of $52 million in existing debt encumbering the property). As a result of the sale, certain contract parties claimed they were entitled to a make-whole cash payment under the tax protection agreements relating to the property.  During the third quarter of 2013, we held settlement discussions with certain claimants regarding these tax protection agreements and accrued $8.7 million for such liability as of December 31, 2013. We settled these claims for the accrued amount in the first quarter of 2014. See Note 18 for additional information.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

12.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2012 to December 31, 2013 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2012	$(138,320)	$127,268	$(45,324)	$(56,376)
Net income (loss)	(4,403)	2,273	(22,005)	(24,135)
Dividends and distributions	(1,748)	(2,273)	—	(4,021)
Balance at December 31, 2013	$(144,471)	$127,268	$(67,329)	$(84,532)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  As of December 31, 2013 and 2012, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of December 31, 2012.  During the years ended December 31, 2013 and 2012, no Common Units or Preferred Units were redeemed or issued. As of December 31, 2013, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

Upon initial issuance in March 2008, each Preferred Unit was convertible into 7.1717 Common Units, but no earlier than the later of (i) March 19, 2010, and (ii) the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Upon conversion of the Preferred Units to Common Units, the Common Units were redeemable by the holders on a one-for-one basis for shares of our Class A Common Stock or cash, as elected by the Company, but no earlier than one year after the date of their conversion from Preferred Units to Common Units. The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2013, the cumulative unpaid distributions attributable to Preferred Units were $6.8 million.  We anticipate continuing to accrue these distributions through 2014.

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

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. As part of our formation transactions, we issued to Pacific Office Management one share of Proportionate Voting Preferred Stock.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This number will decrease to the extent that these Operating Partnership units are redeemed for shares of Class A Common Stock in the future. The number will not increase in the event of future unit issuances by the Operating Partnership.  As of December 31, 2013, that share of Proportionate Voting Preferred Stock represented 88% of our voting power.  In connection with the internalization of our management in February 2011, Pacific Office Management sold the share of Proportionate Voting Preferred Stock to Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates, for nominal consideration.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions.

As of December 31, 2013, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

outstanding during each period. Diluted EPS is computed by dividing net loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of December 31, 2013, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the year ended December 31,
	2013	2012
Net loss attributable to common stockholders - basic and diluted(1)	$(6,151)	$(3,914)

Weighted average number of common shares	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(1.56)	$(0.99)

(1)
For each of the years ended December 31, 2013 and 2012, net loss attributable to common stockholders includes $2.3 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the years ended December 31, 2013 and 2012, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through February 28, 2014 at half the stated annualized rate. The difference between the stated dividend and the paid dividend, which will accrue until paid in full, amounted to $0.7 million as of December 31, 2013.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2013, the cumulative unpaid distributions attributable to Preferred Units were $6.8 million, which we do not anticipate to pay in 2014.

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

On January 31, 2013, one of the buildings in the Palomar Heights Plaza property, located in San Diego, California, was sold in a foreclosure sale. The sale of the building, which was previously owned by one of our unconsolidated joint ventures, resulted in a loss to the joint venture from the foreclosure transaction. Our share of the loss is included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations for the year ended December 31, 2013.

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

Discontinued Operations

Foreclosure of Sorrento Technology Center. On January 5, 2012, the lender on the Sorrento Technology Center property, located in San Diego, California, foreclosed on the loan and took back the property. During the second quarter of 2011, an impairment charge was taken for this property to write the asset down to its fair market value, which was less than the debt. We recognized a gain of $2.3 million on the foreclosure during the year ended December 31, 2012 as a result of the write off of this property in its entirety, which is included in “Gain on extinguishment of debt” in the accompanying consolidated statements of operations.

Sale of First Insurance Center. On June 18, 2012, we completed the sale of the fee and leasehold interests in the First Insurance Center property, located in Honolulu, Hawaii, for aggregate consideration of $70.5 million (including the assumption of $52 million of debt encumbering the property). As a result of the sale, we recorded net sales proceeds of $17.3 million and recognized a gain of $5.4 million during the year ended December 31, 2012, and is included in “Gain on sale of property” in the accompanying consolidated statements of operations. Accordingly, the operating results of the First Insurance Center property for the year ended December 31, 2012 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the components that comprise income (loss) from discontinued operations (in thousands):

For the year ended December 31, 2012
Revenue	$4,716
Expenses	(3,954)
Income from discontinued operations before gains on extinguishment of debt and sale of property	762
Gain on extinguishment of debt	2,251
Gain on sale of property	5,365
Total income from discontinued operations	$8,378

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Externalization of Management

Following our formation transactions and through January 2011, we were externally advised by Pacific Office Management. Effective February 1, 2011, we internalized our management by terminating the Advisory Agreement and acquiring all of the outstanding stock of Pacific Office Management. We remained self-managed through March 31, 2012.

Effective April 1, 2012, we became externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors acquired substantially all of the assets of Pacific Office Management for an aggregate purchase price of $25,000 and is responsible for the day to day operations and management of the Company. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statement of operations for the years ended December 31, 2013 and 2012. In addition, all of our wholly-owned properties are managed by Shidler Pacific Advisors and all of our joint venture properties are managed by Parallel Capital Partners. Shidler Pacific Advisors and Parallel Capital Partners are entitled to receive property management fees of 2.5% to 4.5% of the rental cash receipts collected by the properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Subsequent to the externalization of our management in April 2012, we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services. The fees are summarized in the table below for the indicated period (in thousands):

	For the year ended December 31,
	2013	2012
Property management	$1,948	$1,488
Corporate management	853	640
Construction management and other	177	102
Total	$2,978	$2,230

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices.  The rents from these leases totaled $0.6 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.
Below is the unaudited pro forma information that reflects the specified line items of our consolidated financial statements assuming that the externalization of management had been completed as of January 1, 2012 (in thousands, except per share amounts):

For the year ended December 31, 2012
Pro forma operating revenues	$45,329
Pro forma operating expenses	$(67,734)
Pro forma net loss attributable to common stockholders	$(3,734)
Pro forma loss per share	$(0.95)

14.     Other Related Party Transactions

During each of the years ended December 31, 2013 and 2012, we incurred $0.5 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. See Note 9 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

As of December 31, 2013, we had accrued $8.7 million in connection with claims made by certain current and former affiliates of the Company and third parties that they were entitled to make-whole cash payments under tax protection agreements related to the sale of the First Insurance Center property. We settled these claims for the accrued amount in the first quarter of 2014. See Notes 11 and 18 for additional information.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering the Contributed Properties and certain additional properties acquired after the completion of our formation transactions.  Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock, and is a stockholder of Parallel Capital Partners.  See Note 11 for additional discussion on these indemnities.

At December 31, 2013 and 2012, we accrued $10.1 million and $8.1 million, respectively, of interest attributable to unsecured notes payable to current and former related parties.  See Note 10 for a detailed discussion on these unsecured notes payable.

Effective April 1, 2012, we are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. At December 31, 2013, we have $0.2 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets. See Note 13 for additional discussion on our advisors and fees earned by Shidler Pacific Advisors.

In May 2013, we agreed to provide short-term financing in the total amount of $0.5 million to one of our unconsolidated joint ventures. As of December 31, 2013, we funded $0.2 million of this amount, which is included in “Rents and other receivables, net” in the accompanying consolidated balance sheets. This loan bears interest at the annual compounded rate of 12% and matures at the earlier of April 30, 2014 or the sale or disposition of one of the properties included in the portfolio of the joint venture.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the statements of operations by region of our wholly-owned consolidated properties for the year ended December 31, 2012 (in thousands):

	For the year ended December 31, 2012
	Honolulu	Western U.S.	Corporate	Total
Revenue:
Rental	$22,752	$—	$31	$22,783
Tenant reimbursements	16,398	—	—	16,398
Property management and other services	—	—	1,390	1,390
Parking	5,675	—	—	5,675
Other	272	—	156	428
Total revenue	45,097	—	1,577	46,674
Expenses:
Rental property operating	28,328	—	—	28,328
General and administrative	—	—	4,040	4,040
Depreciation and amortization	11,843	—	—	11,843
Interest	17,289	—	2,797	20,086
Impairment of long-lived assets	4,961	—	—	4,961
Total expenses	62,421	—	6,837	69,258
Loss from continuing operations before equity in net earnings of unconsolidated joint ventures	(17,324)	—	(5,260)	(22,584)
Equity in net earnings of unconsolidated joint ventures	—	—	310	310
Net loss from continuing operations	(17,324)	—	(4,950)	(22,274)
Discontinued operations:
Income from discontinued operations before gains on extinguishment of debt and sale of property	762	—	—	762
Gain on extinguishment of debt	—	2,251	—	2,251
Gain on sale of property	5,365	—	—	5,365
Income from discontinued operations	6,127	2,251	—	8,378

Net income (loss)	$(11,197)	$2,251	$(4,950)	(13,896)

Net loss attributable to non-controlling interests				11,730
Dividends paid and accrued on Senior Common Stock				(1,748)
Net loss attributable to common stockholders				$(3,914)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

At December 31, 2013, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.4 million and $292.5 million, respectively.  At December 31, 2012, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.8 million and $292.7 million, respectively.

17.     Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2013 and 2012 (in thousands, except for common share information). Certain quarterly amounts presented for 2012 have been reclassified to reflect the sale of our First Insurance Center property and the foreclosure, by the lender, of our Sorrento Technology Center property, which occurred in 2012. The operating results for these properties are included in “Discontinued operations” in the accompanying consolidated statements of operations.

	Quarters Ended
	Dec 31	Sept 30	June 30	March 31
2013:
Total revenue	$11,352	$11,431	$11,230	$11,269
Net loss	$(4,767)	$(12,764)	$(4,127)	$(2,477)
Net loss attributable to common stockholders	$(1,261)	$(3,008)	$(1,121)	$(761)
Net loss per common share - basic and diluted	$(0.33)	$(0.76)	$(0.28)	$(0.19)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

2012:
Total revenue	$10,750	$11,715	$11,502	$12,707
Net income (loss)	$(10,228)	$(3,675)	$1,643	$(1,636)
Net income (loss) attributable to common stockholders	$(2,453)	$(1,023)	$139	$(577)
Net income (loss) per common share - basic and diluted	$(0.62)	$(0.26)	$0.04	$(0.15)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

18.     Subsequent Events

On February 6, 2014, we agreed with the holders of our outstanding promissory notes in the aggregate outstanding principal amount of $21.1 million to extend the maturity date of the notes from various dates in 2014 to December 31, 2015. See Note 10 for additional information regarding these promissory notes.
As a result of the sale of our First Insurance Center property in June 2012, certain contract parties holding ownership interests in the contributor of First Insurance claimed they were entitled to a make-whole cash payment under tax protection agreements relating to the property. In the first quarter of 2014, we issued $8.3 million of subordinated promissory notes in settlement of the majority of such claims, and paid cash settlements totaling approximately $0.4 million in settlement of the remainder of such claims. The promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for each of these promissory notes is December 31, 2015. Maturity will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets, or the merger or consolidation of the Company with another entity, or under certain circumstances in the event that the security pledged by Shidler LP in support of the FHB Credit Facility (see Note 9) is withdrawn, terminated or decreased prior to December 31, 2015. The promissory notes are unsecured obligations of the Operating Partnership and are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility. Each party receiving a promissory note or cash payment released us from any other claims under the tax protection agreements arising out of the sale of the First Insurance Center property and the foreclosure of our Sorrento Technology Center property in January 2012, as applicable.

SCHEDULE III

Pacific Office Properties Trust, Inc.
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

			Initial Costs			Gross Amounts at December 31, 2013
Office, Property Name	Location	Encumbrances	Land	Building and Improvements(1)	Capital Costs Subsequent To Acquisition	Land	Building and Improvements(1)(4)	Total	Accumulated Depreciation	Date Built(2)	Date Acquired	Depreciation Life (Yrs)
Clifford Center	HI	$6,802	$50	$8,279	$1,716	$5,052	$4,993	$10,045	$2,455	1964	2008	5-39
Davies Pacific Center	HI	95,000	15,587	83,181	7,393	15,587	90,574	106,161	18,742	1972	2008	3-34
Pan Am Building	HI	60,000	17,700	52,027	3,121	17,700	55,148	72,848	12,223	1969	2008	4-42
Waterfront	HI	111,000	—	63,068	19,111	—	82,179	82,179	24,061	1988/ 2006(3)	2004	5-42
AZL Land	AZ	—	56	—	—	56	—	56	—		2008	n/a
Total		$272,802	$33,393	$206,555	$31,341	$38,395	$232,894	$271,289	$57,481

(1)	Includes building and improvements, land improvements, tenant improvements, furniture, fixtures and equipment and construction in progress.

(2)	Represents the year in which the property was first placed in service.

(3)	Year built/renovated.

(4)	Includes impairment charges recorded in 2013 and 2012.

	For the year ended December 31,
	2013	2012
Real estate properties:
Balance, beginning of period	$266,815	$329,956
Additions and improvements, net	5,954	7,877
Impairment of real estate	(630)	(4,891)
Sale of real estate	—	(55,691)
Deconsolidation, retirement and write-off of real estate	(850)	(10,436)
Balance, end of period	$271,289	$266,815

Accumulated depreciation:
Balance, beginning of period	$49,532	$48,254
Depreciation	8,799	9,335
Sale of real estate	—	(5,768)
Deconsolidation, retirement and write-off of real estate	(850)	(2,289)
Balance, end of period	$57,481	$49,532