Form 10-Q
period 2014-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2014-05-09
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2014 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Investments in real estate, net	$212,721	$213,808
Cash and cash equivalents	13,392	15,364
Restricted cash	3,772	4,249
Rents and other receivables, net	1,257	1,047
Deferred rents	3,982	3,857
Intangible assets, net	7,085	7,273
Other assets, net	1,751	1,420
Goodwill	39,111	39,111
Investments in unconsolidated joint ventures	2,271	2,442
Total assets	$285,342	$288,571

LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$297,309	$297,400
Unsecured notes payable to current and former related parties	29,433	21,104
Accounts payable and other liabilities	33,423	32,001
Accrued interest payable to current and former related parties (Note 9)	10,750	10,149
Tax indemnity liability (Note 10)	—	8,725
Acquired below-market leases, net	3,659	3,724
Total liabilities	374,574	373,103

Commitments and contingencies (Note 10)

Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of March 31, 2014 and December 31, 2013) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at March 31, 2014 and December 31, 2013	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at March 31, 2014 and December 31, 2013	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	110	110
Cumulative deficit	(167,252)	(166,225)
Total stockholders’ equity (deficit)	(145,498)	(144,471)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(71,002)	(67,329)
Total equity (deficit)	(89,232)	(84,532)
Total liabilities and equity (deficit)	$285,342	$288,571

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2014	2013
Revenue
Rental	$5,302	$5,483
Tenant reimbursements	4,492	4,319
Parking	1,465	1,389
Other	93	78
Total revenue	11,352	11,269
Expenses
Rental property operating	6,746	6,767
General and administrative	390	418
Depreciation and amortization	2,752	2,660
Interest	5,048	4,960
Total expenses	14,936	14,805

Loss before equity in net (loss) earnings of unconsolidated joint ventures	(3,584)	(3,536)
Equity in net (loss) earnings of unconsolidated joint ventures	(111)	1,059
Net loss	(3,695)	(2,477)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	3,673	2,721
Net loss attributable to non-controlling interests	3,105	2,153

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(590)	(324)
Dividends paid and accrued on Senior Common Stock	(437)	(437)
Net loss attributable to common stockholders	$(1,027)	$(761)

Net loss per common share - basic and diluted	$(0.26)	$(0.19)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the three months ended
	March 31,
	2014	2013
Operating activities
Net loss	$(3,695)	$(2,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,752	2,660
Deferred rent	(125)	(53)
Deferred ground rents	510	510
Interest amortization	700	608
Above- and below-market lease amortization, net	(65)	(45)
Equity in net earnings of unconsolidated joint ventures	111	(1,059)
Bad debt expense	(7)	24
Changes in operating assets and liabilities:
Restricted cash for operating activities	331	(195)
Rents and other receivables	(40)	(143)
Other assets	(382)	(347)
Accounts payable and other liabilities	(482)	(180)
Net cash used in operating activities	(392)	(697)

Investing activities
Additions to and improvement of real estate	(1,002)	(605)
Distributions from unconsolidated joint ventures	142	1,955
Contributions to unconsolidated joint ventures	(70)	—
Payment of leasing commissions	(279)	(234)
Interim financing provided to unconsolidated joint venture	(175)	—
Restricted cash used for capital expenditures	146	201
Net cash (used in) provided by investing activities	(1,238)	1,317

Financing activities
Repayment of mortgage notes payable	(126)	(124)
Security deposits	2	44
Senior Common Stock dividends	(218)	(437)
Net cash used in financing activities	(342)	(517)

(Decrease) increase in cash and cash equivalents	(1,972)	103
Cash and cash equivalents at beginning of period	15,364	21,304
Cash and cash equivalents at end of period	$13,392	$21,407

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the three months ended
	March 31,
	2014	2013

Supplemental cash flow information
Interest paid	$4,348	$4,353

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$787	$568
Change in accrued capital expenditures	$197	$407

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

We are externally advised by Shidler Pacific Advisors, LLC (“Shidler Pacific Advisors”), an entity that is owned and controlled by Jay H. Shidler, our Chairman of the Board. Lawrence J. Taff, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company, including management of our wholly-owned properties.

Through our Operating Partnership, as of March 31, 2014, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in four joint ventures (of which we have managing ownership interests in one), holding six office properties comprising 12 buildings and 1.1 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%. As of March 31, 2014, our Property Portfolio included office buildings in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

We are focused on ensuring our properties are operating as efficiently as possible. We have taken steps to identify, and continue to seek, opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services.  We have no employees and rely upon our advisor to provide substantially all of our day-to-day management.  We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our current and prospective business.

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2014, we were obligated to spend $3.9 million in capital expenditures and leasing costs through the remainder of 2014.

As of March 31, 2014, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $297.3 million and our unsecured promissory notes with a carrying value of $29.4 million) was $326.7 million, with a weighted average interest rate of 5.74% and a weighted average remaining term of 2.39 years.

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

Investments in real estate properties are stated at cost, less accumulated depreciation, amortization and impairment. A portion of certain assets comprising the properties contributed at the time of our formation transactions in 2008 (the “Contributed Properties”) are stated at their historical net cost basis in an amount attributable to the ownership interests in the Contributed Properties owned by Mr. Shidler. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.

Transaction costs related to acquisitions are expensed. Costs associated with developing space for its intended use are capitalized and amortized over their estimated useful lives, commencing at the later of the improvement completion date or the lease commencement date.

Estimates of future cash flows and other valuation techniques are used to allocate the acquisition cost of acquired properties among land, buildings and improvements, and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired below-market leases, and acquired above- and below-market ground leases.

The fair values of real estate assets acquired are determined on an “as-if-vacant” basis. The “as-if-vacant” fair value is allocated to land, and where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

Fair value is assigned to below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized below-market lease amounts are reflected in “Acquired below-market leases, net,” in the consolidated balance sheets and are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

Fair value is also assigned to tenant relationships.  Capitalized tenant relationship amounts are included in “Intangible assets, net” in the accompanying consolidated balance sheets and are amortized to “Depreciation and amortization” in the accompanying consolidated statements of operations.  Amounts are amortized over the remaining terms of the respective leases even if a tenant

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

We record the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. See “Goodwill” below. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset shall not reduce the carrying amount of that asset below its fair value. A description of our testing policy is set forth in “Impairment of Long-Lived Assets” below.

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three months ended March 31, 2014 or 2013.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable.  We currently do not hold any investments in VIEs.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three months ended March 31, 2014 or 2013.

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

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of March 31, 2014, goodwill of our consolidated properties amounted to $39.1 million.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.12 million and $0.05 million for the three months ended March 31, 2014 and 2013, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

Capitalized below-market lease amounts are amortized as an increase to rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.6 million as of both March 31, 2014 and December 31, 2013.

We had a total of $1.8 million of lease security available in security deposits, as of both March 31, 2014 and December 31, 2013.

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

Restricted Cash

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, ground lease payments and leasing commissions held by lenders.

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

Pursuant to the Code, we may elect to treat certain of our newly created corporate subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, a TRS may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate federal income tax.  One of our subsidiaries, Pacific Office Management, Inc., a Delaware corporation (“Pacific Office Management”), has elected to be treated as a TRS for federal income tax purposes.

3.    Investments in Real Estate, net

Our investments in real estate, net, at March 31, 2014 (unaudited), and at December 31, 2013, are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Land and land improvements	$38,871	$38,871
Building and building improvements	198,540	198,288
Tenant improvements	32,379	31,980
Construction in progress	1,316	832
Furniture, fixtures and equipment	1,319	1,318
Investments in real estate	272,425	271,289
Less: accumulated depreciation	(59,704)	(57,481)
Investments in real estate, net	$212,721	$213,808

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at March 31, 2014 (unaudited), and at December 31, 2013, are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Acquired leasing commissions:
Gross amount	$7,284	$7,001
Accumulated amortization	(4,058)	(3,858)
Acquired leasing commissions, net	3,226	3,143

Acquired leases in place:
Gross amount	5,975	5,987
Accumulated amortization	(5,837)	(5,838)
Acquired leases in place, net	138	149

Acquired tenant relationship costs:
Gross amount	9,736	9,736
Accumulated amortization	(8,036)	(7,792)
Acquired tenant relationship costs, net	1,700	1,944

Acquired other intangibles:
Gross amount	3,080	3,085
Accumulated amortization	(1,059)	(1,048)
Acquired other intangibles, net	2,021	2,037

Intangible assets, net	$7,085	$7,273

Acquired below-market leases:
Gross amount	$6,777	$6,780
Accumulated amortization	(3,118)	(3,056)
Acquired below-market leases, net	$3,659	$3,724

5.     Investments in Unconsolidated Joint Ventures

At March 31, 2014, we were partners with third parties in four joint ventures (of which we have managing ownership interests in one), holding six office properties, comprised of 12 buildings and 1.1 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows.

At March 31, 2014 and December 31, 2013, the JV Basis Differential was $(0.1) million and is included in “Investments in unconsolidated joint ventures” in the accompanying consolidated balance sheets. For each of the three month periods ended March 31, 2014 and 2013, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net (loss) earnings of unconsolidated joint ventures” in the accompanying consolidated statements of operations.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the three months ended March 31,
	2014	2013
Revenues:
Rental	$3,588	$5,524
Other	911	1,590
Total revenues	4,499	7,114
Expenses:
Rental operating	2,820	3,871
Depreciation and amortization	1,700	1,689
Interest	1,503	2,340
Other	12	—
Total expenses	6,035	7,900
Loss before gain on sale of properties and loss on extinguishment of debts	(1,536)	(786)
Gain on sale of properties	—	26,885
Loss on extinguishment of debts	—	(946)
Net (loss) income	$(1,536)	$25,153

Equity in net (loss) earnings of unconsolidated joint ventures	$(111)	$1,059

	March 31, 2014	December 31, 2013
Investment in real estate, net	$95,747	$95,558
Other assets	17,687	18,509
Total assets	$113,434	$114,067

Mortgage and other loans	$81,284	$81,143
Other liabilities	4,348	4,176
Total liabilities	$85,632	$85,319

Investments in unconsolidated joint ventures	$2,271	$2,442

6.     Other Assets, net

 Other assets, net, at March 31, 2014 (unaudited), and at December 31, 2013, consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred loan fees, net of accumulated amortization of $1.5 million at March 31, 2014 and December 31, 2013	$529	$580
Prepaid expenses	1,222	840
Total other assets, net	$1,751	$1,420

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

7.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at March 31, 2014 (unaudited), and at December 31, 2013, consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accounts payable	$246	$366
Interest payable	970	971
Deferred revenue	1,313	1,026
Security deposits	1,791	1,789
Deferred straight-line ground rent	15,098	14,588
Accrued distributions attributable to Preferred Units	7,386	6,818
Accrued expenses	5,962	5,789
Asset retirement obligations	657	654
Total accounts payable and other liabilities	$33,423	$32,001

8.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount, at March 31, 2014 (unaudited), and at December 31, 2013 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	March 31, 2014	December 31, 2013	Interest Rate	Maturity Date
Clifford Center(1)	$2,054	$2,149	4.375%	8/15/2014
Clifford Center Land	4,622	4,653	4.00%	2/17/2017
Pan Am Building	59,987	59,986	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,646	94,612	5.86%	11/11/2016
Subtotal	272,309	272,400
Revolving line of credit(2)	25,000	25,000	1.10%	12/31/2015
Total mortgage and other loans, net	$297,309	$297,400

(1)	The interest rate is a fluctuating annual rate equal to the lender’s prime rate.

(2)
The revolving line of credit matures on December 31, 2015.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

The lenders’ collateral for notes payable, with the exception of the Clifford Center note payable, is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases and rights under certain service agreements.  The lenders’ collateral for the Clifford Center note payable is the leasehold property as well as guarantees from affiliates of the Company.  The Operating Partnership has agreed to indemnify these affiliates (Jay H. Shidler and James C. Reynolds, who beneficially owns 12% of our Class A Common Stock) to the extent of their guaranty liability.  In management’s judgment, it would be a remote possibility for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding March 31, 2014 are as follows (in thousands and includes scheduled principal paydowns):

2014	2,147
2015	25,130
2016	266,135
2017	4,264
Total mortgage and other loans(1)	$297,676

(1)
This balance is the gross amount and does not include the discount of $0.4 million which is included in the outstanding balance of $297.3 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  On December 31, 2013, we entered into an amendment with the Lender to extend the maturity date from December 31, 2013 to December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of March 31, 2014 and December 31, 2013, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended March 31, 2014 and 2013, we recognized $0.07 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended March 31, 2014 and 2013, we recognized $0.1 million in interest to Shidler LP for the annual fee.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

9.     Unsecured Notes Payable to Current and Former Related Parties

At March 31, 2014 and December 31, 2013, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million and $21.1 million, respectively.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership could elect to extend maturity for one additional year. We elected

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

to extend the maturity of these promissory notes for the additional year. In February 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 10 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for each of these promissory notes is December 31, 2015 and is included in “Unsecured notes payable to current and former related parties” in the accompanying consolidated balance sheets as of March 31, 2014.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity, and specific to the promissory notes issued in February 2014, will also accelerate under certain circumstances in the event that the security pledged by Shidler LP in support of the FHB Credit Facility is withdrawn, terminated or decreased prior to December 31, 2015. The promissory notes are unsecured obligations of the Operating Partnership and are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through March 31, 2014, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At March 31, 2014 and December 31, 2013, $10.8 million and $10.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of March 31, 2014, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of March 31, 2014 and December 31, 2013, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million for both periods.  The accretion expense for the three months ended March 31, 2014 or 2013 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of March 31, 2014 and December 31, 2013, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million for both periods. The accretion expense was not significant for the three months ended March 31, 2014 or 2013.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of March 31, 2014, we are obligated to spend $3.9 million in capital expenditures and leasing costs through the remainder of 2014.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party. As a result of the sale, certain contract parties claimed they were entitled to a make-whole cash payment under tax protection agreements relating to the property. During the third quarter of 2013, we held settlement discussions with certain claimants regarding these tax protection agreements and accrued $8.7 million for such liability as of December 31, 2013. In February 2014, we issued $8.3 million of subordinated promissory notes in settlement of the majority of such claims (see Note 9), and paid cash settlements totaling approximately $0.4 million in settlement of the remainder of such claims. Each party receiving a promissory note or cash payment released us from any other claims under the tax protection agreements arising out of the sale of the First Insurance Center property and the foreclosure of our Sorrento Technology Center property in January 2012, as applicable.

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

11.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2013 to March 31, 2014 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2013	$(144,471)	$127,268	$(67,329)	$(84,532)
Net income (loss)	(590)	568	(3,673)	(3,695)
Dividends and distributions	(437)	(568)	—	(1,005)
Balance at March 31, 2014	$(145,498)	$127,268	$(71,002)	$(89,232)

Stockholders’ Equity (Deficit)

Our Class A Common Stock (which is quoted in the OTCQB tier of the OTC Marketplace) and our Class B Common Stock are identical in all respects, except that in the event of liquidation the Class B Common Stock will not be entitled to any portion of our net assets, which would, if any, be allocated and distributed to the holders of the Class A Common Stock. Shares of our Class A Common Stock and Class B Common Stock vote together as a single class and each share is entitled to one vote on each matter to be voted upon by our stockholders.  Dividends on the Class A Common Stock and Class B Common Stock are payable at the discretion of our Board of Directors.

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.  As of March 31, 2014 and December 31, 2013, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of March 31, 2014.  During the three months ended March 31, 2014 and 2013, no Common Units or Preferred Units were redeemed or issued. As of March 31, 2014, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

The Common Units issued upon the completion of our formation transactions on March 19, 2008 are designated as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of Class A Common Stock or a new class of Common Units, designated as Class C Common Units, which have no redemption rights, as elected by a majority of our independent directors. All other outstanding Common Units are designated as Class A Common Units, which are redeemable by the holders on a one-for-one basis for shares of Class A Common Stock or cash, as elected by a majority of our independent directors. Each Preferred Unit is convertible by the holder into 7.1717 Class B Common Units, but not before the date we consummate an underwritten public offering (of at least $75 million) of our common stock. Class B Common Units received upon conversion of Preferred Units will not be redeemable by the holder as described above for a period of one year after the date of conversion from Preferred Units to Class B Common Units.

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2014, the cumulative unpaid distributions attributable to Preferred Units were $7.4 million.  We anticipate continuing to accrue these distributions through the remainder of 2014.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of March 31, 2014, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of March 31, 2014, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Earnings (Loss) per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of March 31, 2014, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2014	2013
Net loss attributable to common stockholders - basic and diluted(1)	$(1,027)	$(761)

Weighted average number of common shares	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.26)	$(0.19)

(1)
For each of the three month periods ended March 31, 2014 and 2013, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three month periods ended March 31, 2014 and 2013, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through May 31, 2014 at half the stated annualized rate. The difference between the stated dividend and the paid dividend, which will accrue until paid in full, amounted to $0.9 million as of March 31, 2014.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2014, the cumulative unpaid distributions attributable to Preferred Units were $7.4 million, which we do not anticipate paying in 2014.

Dividends declared and accrued on the Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Accrued distributions on Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

12.     Disposition Activity

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

On January 31, 2013, one of the buildings in the Palomar Heights Plaza property, located in San Diego, California, was sold in a foreclosure sale. The sale of the building, which was previously owned by one of our unconsolidated joint ventures, resulted in a loss to the joint venture from the foreclosure transaction. Our share of the loss is included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations for the three months ended March 31, 2013.

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

13.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and 2013, and property management fees of 2.5% to 4.5% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below for the indicated periods (in thousands):

	For the three months ended March 31,
	2014	2013
Property management	$488	$496
Corporate management	213	213
Construction management and other	27	8
Total	$728	$717

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million for each of the three month periods ended March 31, 2014 and 2013. At March 31, 2014, we have $0.3 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended March 31, 2014 and 2013, we incurred $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering the Contributed Properties and certain additional properties acquired after the completion of our formation transactions.  Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock.  See Note 10 for additional discussion on these indemnities.

At March 31, 2014 and December 31, 2013, $10.8 million and $10.1 million of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these unsecured notes payable.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

14.     Fair Value of Financial Instruments

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

At March 31, 2014, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.3 million and $292.8 million, respectively.  At December 31, 2013, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.4 million and $292.5 million, respectively.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of March 31, 2014, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in four joint ventures (of which we have ownership interests in one), holding six office properties comprising 12 buildings and 1.1 million rentable square feet (“Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%. As of March 31, 2014, our Property Portfolio included office buildings in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles.

Our advisor is Shidler Pacific Advisors, LLC (“Shidler Pacific Advisors”), an entity that is owned and controlled by Jay H. Shidler, our Chairman of the Board. Lawrence J. Taff, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company, including management of our wholly-owned properties.

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

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Overview

As of March 31, 2014, the Property Portfolio (including our joint venture properties) was 77.5% leased to a total of 486 tenants. As of that date, 10.0% of our Property Portfolio leased square footage was scheduled to expire during 2014 and another 16.5% of our Property Portfolio leased square footage was scheduled to expire during 2015. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of March 31, 2014, our consolidated Honolulu portfolio was 87.0% leased, with approximately 153,500 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 56.5% leased, with approximately 40,900 square feet available.

As of March 31, 2014, our California portfolio attributable to our unconsolidated joint ventures was 79.0% leased, with approximately 61,600 square feet available.

As of March 31, 2014, our Phoenix portfolio attributable to our unconsolidated joint ventures was 64.1% leased, with approximately 262,200 square feet available.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended March 31, 2014 to
the three months ended March 31, 2013 (in thousands)

	Total
	2014	2013	$ Change	% Change
Revenue:
Rental	$5,302	$5,483	$(181)	(3.3)%
Tenant reimbursements	4,492	4,319	173	4.0%
Parking	1,465	1,389	76	5.5%
Other	93	78	15	19.2%
Total revenue	11,352	11,269	83	0.7%
Expenses:
Rental property operating	6,746	6,767	(21)	(0.3)%
General and administrative	390	418	(28)	(6.7)%
Depreciation and amortization	2,752	2,660	92	3.5%
Interest	5,048	4,960	88	1.8%
Total expenses	14,936	14,805	131	0.9%
Loss before equity in net (loss) earnings of unconsolidated joint ventures	(3,584)	(3,536)	(48)	(1.4)%
Equity in net (loss) earnings of unconsolidated joint ventures	(111)	1,059	(1,170)	(110.5)%
Net loss	$(3,695)	$(2,477)	$(1,218)	(49.2)%

Revenues

Rental revenue. Total rental revenue decreased by $0.2 million, or 3.3%, primarily due to a decrease in rental revenues at Pan Am Building as a result of a negotiated lease incentive for a tenant ($0.1 million) and decreased occupancy at Waterfront Plaza ($0.1 million).

Tenant reimbursements. Total tenant reimbursements increased by $0.2 million, or 4.0%, primarily due to increased tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.2 million).

Parking revenue. Total parking revenue increased by $0.1 million, or 5.5%, primarily due to an increase in parking revenue at Waterfront Plaza.

Other revenue. Total other revenue increased by an insignificant amount compared to the prior year period.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by an insignificant amount compared to the prior year period.

General and administrative expense. Total general and administrative expenses decreased by an insignificant amount compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expense increased by $0.1 million, or 3.5%, primarily due to an increase in depreciation expenses of Waterfront Plaza due to a higher asset depreciation basis as a result of capital improvements to the property.

Interest expense. Total interest expense increased by $0.1 million, or 1.8%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties in the current year period.

Pacific Office Properties Trust, Inc.

Equity in net (loss) earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $1.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is attributable to a decrease in earnings from our joint venture ($1.3 million) which sold the Bank of Hawaii Waikiki Center property in February 2013, partially offset by an decrease in losses ($0.1 million) from our POP San Diego joint venture from the prior year period.

Cash Flows

Net cash used in operating activities for the Company for the three months ended March 31, 2014 was $0.4 million compared to net cash used in operating activities of $0.7 million for the three months ended March 31, 2013. The decrease was primarily the result of additional funds released from our restricted reserve cash accounts in the current year period.

Net cash used in investing activities for the Company for the three months ended March 31, 2014 was $1.2 million compared to net cash provided by investing activities of $1.3 million for the three months ended March 31, 2013. The decrease was primarily the result of an increase in capital expenditures ($0.4 million) from the prior year period, a decrease in distributions from unconsolidated joint ventures primarily related to distributions received from the sale of the Bank of Hawaii Center joint venture property in February 2013 ($1.9 million) and interim financing provided to one of our unconsolidated joint ventures ($0.2 million) during the three months ended March 31, 2014.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $0.5 million during the three months ended March 31, 2013.  The decrease was primarily due to a decrease in Senior Common Stock dividends paid during the three months ended March 31, 2014.

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

Pacific Office Properties Trust, Inc.

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them. If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Unrestricted and restricted cash on hand

As of March 31, 2014, we had $13.4 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.8 million.  A summary of our restricted cash reserves is as follows (in thousands):

March 31, 2014
Tax, insurance and other working capital reserves	$1,235
Leasing and capital expenditure reserves	405
Ground lease reserves	1,527
Collateral accounts	605
Total restricted cash	$3,772

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

Contribution of additional existing wholly-owned assets to joint ventures

We are currently partners with third parties in four joint ventures, including two joint ventures into which we contributed our Pacific Business News Building and City Square properties in the second quarter of 2011. In the near term or longer term, we may seek to raise capital by contributing one or more of our existing wholly-owned assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved. Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain.

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

Pacific Office Properties Trust, Inc.

If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

As a result of the sale of our First Insurance Center property in June 2012, certain contract parties holding ownership interests in the contributor of First Insurance claimed they were entitled to a make-whole cash payment under tax protection agreements relating to the property. In February 2014, we issued subordinated promissory notes in the aggregate amount of $8.3 million in settlement of the majority of such claims, and paid cash settlements totaling approximately $0.4 million in settlement of the remainder of such claims. Each party receiving a promissory note or cash payment released us from any other claims under the tax protection agreements arising out of the sale of the First Insurance Center property and the foreclosure of our Sorrento Technology Center property in January 2012, as applicable. See “Indebtedness - Subordinated Promissory Notes” below for additional information regarding the terms of these promissory notes.

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

Property operating and corporate expenses

We are focused on ensuring our properties are operating as efficiently as possible. We have taken steps to identify, and continue to seek, opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services.  We have no employees and rely upon our advisor to provide substantially all of our day-to-day management.  We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our current and prospective business.

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2014, we were obligated to spend $3.9 million in capital expenditures and leasing costs through the remainder of 2014.

Debt service and financing costs

As of March 31, 2014, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $297.3 million and our unsecured promissory notes with a carrying value of $29.4 million) was $326.7 million, with a weighted average interest rate of 5.74% and a weighted average remaining term of 2.39 years. See “Indebtedness” below for additional information with respect to our consolidated debt.

In May 2013, we agreed to provide short-term financing in the total amount of $0.5 million to one of our unconsolidated joint ventures. As of March 31, 2014, we funded $0.4 million of this amount. This loan bears interest at the annual compounded rate of 12% and matures at the earlier of April 30, 2014 or the sale or disposition of one of the properties included in the portfolio of the joint venture. In April 2014, we agreed to extend the maturity date of the loan from April 30, 2014 to the earlier of September 1, 2014 or the full repayment or discharge of the senior loans secured by the joint venture’s properties.

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

Pacific Office Properties Trust, Inc.

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

We did not declare a dividend on our Class A Common Stock during 2013, and do not currently expect to declare a dividend on our Class A Common Stock in 2014.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2013, and does not expect to do so for 2014.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

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

As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through May 31, 2014 at half the stated annualized rate. The difference between the stated dividend and the paid dividend will accrue until paid in full. We believe that these cost-cutting measures are in the best interests of the Company and its stockholders as they preserve a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2014, the cumulative unpaid distributions attributable to Preferred Units were $7.4 million, which we do not anticipate to pay in 2014.

We cannot provide any assurance as to when, or if, we will pay the accrued dividends on the Senior Common Stock or resume the payment of dividends at the full stated annualized rate, or if we will continue to pay dividends on the Senior Common Stock at half the stated annualized rate or at all. Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Pacific Office Properties Trust, Inc.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of March 31, 2014. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center	$2,054	4.375%	8/15/2014	$1,896	(1)
Clifford Center Land	4,622	4.00%	2/17/2017	4,255	(2)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(3)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(4)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(5)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(6)
Subtotal	272,676
Revolving line of credit(7)	25,000	1.10%	12/31/2015	25,000
Outstanding principal balance	297,676
Less: Unamortized discount, net	(367)
Net	$297,309

(1)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance.

(2)	Loan may be prepaid at any time with 10 days prior written notice. Monthly payments include principal and interest.

(3)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(4)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(5)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(6)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(7)	The revolving line of credit matures on December 31, 2015. See “Revolving Line of Credit” below.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender. The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million. On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million. On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013. On December 31, 2013, we entered into an amendment with the Lender to extend the maturity date from December 31, 2013 to December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of March 31, 2014 and December 31, 2013, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At March 31, 2014 and December 31, 2013, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million and $21.1 million, respectively.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership could elect to extend maturity for one additional year. We elected to extend the maturity of these promissory notes for the additional year. In February 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for each of these promissory notes is December 31, 2015.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity, and specific to the promissory notes issued in February 2014, will also accelerate under certain circumstances in the event that the security pledged by Shidler LP in support of the FHB Credit Facility is withdrawn, terminated or decreased prior to December 31, 2015. The promissory notes are unsecured obligations of the Operating Partnership and are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through March 31, 2014, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At March 31, 2014 and December 31, 2013, $10.8 million and $10.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors set forth in that report.  In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

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

10.1
Purchase and Sale Agreement, dated January 10, 2014, between City Center Land Company, LLC and City Center, LLC and Broadmoor Capital Corporation (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-09900) and incorporated herein by reference).

10.2
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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	May 9, 2014	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)