Form 10-Q
period 2014-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2014-08-13
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 2014 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Investments in real estate, net	$203,467	$213,808
Real estate and other assets held for sale	7,742	—
Cash and cash equivalents	11,185	15,364
Restricted cash	3,815	4,249
Rents and other receivables, net	1,395	1,047
Deferred rents	3,634	3,857
Intangible assets, net	6,611	7,273
Other assets, net	1,046	1,420
Goodwill	39,111	39,111
Investments in unconsolidated joint ventures	1,346	2,442
Total assets	$279,352	$288,571

LIABILITIES AND EQUITY (DEFICIT)
Mortgage and other loans, net	$290,668	$297,400
Unsecured notes payable to current and former related parties	29,433	21,104
Accounts payable and other liabilities	32,741	32,001
Accrued interest payable to current and former related parties (Note 9)	11,409	10,149
Tax indemnity liability (Note 10)	—	8,725
Acquired below-market leases, net	3,594	3,724
Mortgage and other liabilities of real estate assets held for sale	6,873	—
Total liabilities	374,718	373,103

Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of June 30, 2014 and December 31, 2013) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at June 30, 2014 and December 31, 2013	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at June 30, 2014 and December 31, 2013	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	110	110
Cumulative deficit	(168,592)	(166,225)
Total stockholders’ equity (deficit)	(146,838)	(144,471)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(75,796)	(67,329)
Total equity (deficit)	(95,366)	(84,532)
Total liabilities and equity (deficit)	$279,352	$288,571

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	June 30,
	2014	2013
Revenue
Rental	$5,039	$5,209
Tenant reimbursements	4,317	4,113
Parking	1,429	1,416
Other	85	144
Total revenue	10,870	10,882
Expenses
Rental property operating	6,543	6,607
General and administrative	453	512
Depreciation and amortization	2,768	2,675
Interest	5,079	4,943
Total expenses	14,843	14,737

Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(3,973)	(3,855)
Equity in net loss of unconsolidated joint ventures	(950)	(103)
Loss from continuing operations	(4,923)	(3,958)
Loss from discontinued operations	(205)	(169)
Net loss	(5,128)	(4,127)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	4,794	4,012
Net loss attributable to non-controlling interests	4,226	3,444

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(902)	(683)
Dividends paid and accrued on Senior Common Stock	(438)	(438)
Net loss attributable to common stockholders	$(1,340)	$(1,121)

Loss per common share:
Loss from continuing operations	$(0.33)	$(0.27)
Loss from discontinued operations	(0.01)	(0.01)
Net loss per common share - basic and diluted	$(0.34)	$(0.28)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the six months ended
	June 30,
	2014	2013
Revenue
Rental	$10,158	$10,524
Tenant reimbursements	8,587	8,243
Parking	2,868	2,782
Other	172	221
Total revenue	21,785	21,770
Expenses
Rental property operating	12,994	13,056
General and administrative	836	928
Depreciation and amortization	5,464	5,297
Interest	10,054	9,825
Total expenses	29,348	29,106

Loss from continuing operations before equity in net (loss) earnings of unconsolidated joint ventures	(7,563)	(7,336)
Equity in net (loss) earnings of unconsolidated joint ventures	(1,061)	956
Loss from continuing operations	(8,624)	(6,380)
Loss from discontinued operations	(199)	(224)
Net loss	(8,823)	(6,604)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,136)	(1,136)
Common unitholders in the Operating Partnership	8,467	6,733
Net loss attributable to non-controlling interests	7,331	5,597

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(1,492)	(1,007)
Dividends paid and accrued on Senior Common Stock	(875)	(875)
Net loss attributable to common stockholders	$(2,367)	$(1,882)

Loss per common share:
Loss from continuing operations	$(0.59)	$(0.47)
Loss from discontinued operations	(0.01)	(0.01)
Net loss per common share - basic and diluted	$(0.60)	$(0.48)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the six months ended
	June 30,
	2014	2013
Operating activities
Net loss	$(8,823)	$(6,604)
Loss from discontinued operations	(199)	(224)
Loss from continuing operations	(8,624)	(6,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities - continuing operations:
Depreciation and amortization	5,464	5,297
Deferred rent	44	(135)
Deferred ground rents	1,020	1,020
Interest amortization	1,450	1,222
Above- and below-market lease amortization, net	(130)	(110)
Equity in net loss (earnings) of unconsolidated joint ventures	1,061	(956)
Bad debt expense	(57)	(11)
Changes in operating assets and liabilities:
Restricted cash for operating activities	323	(593)
Rents and other receivables	(137)	387
Other assets	245	202
Accounts payable and other liabilities	(459)	55
Net cash provided by (used in) operating activities - continuing operations	200	(2)
Net cash used in operating activities - discontinued operations	(6)	(157)
Net cash provided by (used in) operating activities	194	(159)

Investing activities
Additions to and improvement of real estate	(3,211)	(2,162)
Distributions from unconsolidated joint ventures	142	1,955
Contributions to unconsolidated joint ventures	(95)	(30)
Payment of leasing commissions	(440)	(600)
Interim financing provided to unconsolidated joint venture	(175)	—
Restricted cash used for capital expenditures	111	(125)
Net cash used in investing activities	(3,668)	(962)

Financing activities
Repayment of mortgage notes payable	(252)	(249)
Security deposits	(16)	—
Senior Common Stock dividends	(437)	(802)
Net cash used in financing activities	(705)	(1,051)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the six months ended
	June 30,
	2014	2013

Decrease in cash and cash equivalents	(4,179)	(2,172)
Cash and cash equivalents at beginning of period	15,364	21,304
Cash and cash equivalents at end of period	$11,185	$19,132

Supplemental cash flow information
Interest paid	$8,788	$8,798

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$1,574	$1,209
Change in accrued capital expenditures	$(1,437)	$451

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

We are externally advised by Shidler Pacific Advisors, LLC (“Shidler Pacific Advisors”), an entity that is owned and controlled by Jay H. Shidler (“Mr. Shidler”), our Chairman of the Board. Lawrence J. Taff, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, also serves as President of Shidler Pacific Advisors. Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company, including management of our wholly-owned properties.

Through our Operating Partnership, as of June 30, 2014, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in four joint ventures (of which we have managing ownership interests in one), holding six office properties comprising 12 buildings and 1.1 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%. As of June 30, 2014, our Property Portfolio included office buildings in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles.

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, the contribution of existing wholly-owned assets to joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

(if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In February 2013, we completed the sale of our Bank of Hawaii Waikiki Center joint venture property to an unrelated third party. In May 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur in the third quarter of 2014, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our Clifford Center property within that timeframe or at all. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of June 30, 2014, we were obligated to spend $2.7 million in capital expenditures and leasing costs through the remainder of 2014.

As of June 30, 2014, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.7 million, our mortgage loans of our assets held for sale with a carrying value of $6.5 million and our unsecured promissory notes with a carrying value of $29.4 million) was $326.6 million, with a weighted average interest rate of 5.74% and a weighted average remaining term of 2.14 years. Our Clifford Center mortgage loan with an outstanding principal amount of $2.0 million as of June 30, 2014 is scheduled to mature on August 15, 2014. We intend to work with the lender on extending the maturity of this loan and to repay it upon closing of the proposed sale of this property, but there can be no assurance that we will be successful in doing so.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the three and six month periods ended June 30, 2014, we recorded non-cash impairment charges of $0.2 million on our Clifford Center property, as a result of the property’s fair value being below its current carrying value, in connection with the anticipated sale of the property. The non-cash impairment charges are included in “Loss from discontinued operations” on the consolidated statement of operations. No impairment charges for our wholly-owned properties were recorded for the three and six month periods ended June 30, 2013.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. In the second quarter of 2014, we noted uncertainty surrounding the recoverability of our investment in the POP San Diego joint venture and as a result, we recorded a non-cash impairment charge of approximately $0.9 million during the three and six month periods ended June 30, 2014 to write off our investment. The charge is included in “Equity in net (loss) earnings of unconsolidated joint ventures” on the consolidated statement of operations. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three and six month periods ended June 30, 2013.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of June 30, 2014, the Clifford Center property is classified as held for sale. Accordingly, we ceased recording depreciation and amortization on this property beginning in June 2014. The results of its operations for the three and six month periods ended June 30, 2014 and 2013 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of June 30, 2014, goodwill of our consolidated properties amounted to $39.1 million.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.15) million and $0.08 million for the three months ended June 30, 2014 and 2013, respectively, and $(0.04) million and $0.14 million for the six months ended June 30, 2014 and 2013, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.2 million and $0.6 million, as of June 30, 2014 and December 31, 2013, respectively.

We had a total of $1.6 million and $1.8 million of lease security available in security deposits, as of June 30, 2014 and December 31, 2013, respectively.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amended the criteria for reporting discontinued

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

operations and expanded related disclosure requirements. Under ASU 2014-08, a discontinued operation is defined as 1) a component or group of components of an entity that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or 2) an acquired business activity that is classified as held for sale. A strategic shift could include the disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 establishes that companies may recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements or disclosures.

3.    Investments in Real Estate, net

Our investments in real estate, net, at June 30, 2014 (unaudited), and at December 31, 2013, are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Land and land improvements	$33,819	$38,871
Building and building improvements	194,791	198,288
Tenant improvements	31,936	31,980
Construction in progress	594	832
Furniture, fixtures and equipment	1,319	1,318
Investments in real estate	262,459	271,289
Less: accumulated depreciation	(58,992)	(57,481)
Investments in real estate, net	$203,467	$213,808

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at June 30, 2014 (unaudited), and at December 31, 2013, are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Acquired leasing commissions:
Gross amount	$6,989	$7,001
Accumulated amortization	(4,008)	(3,858)
Acquired leasing commissions, net	2,981	3,143

Acquired leases in place:
Gross amount	5,799	5,987
Accumulated amortization	(5,669)	(5,838)
Acquired leases in place, net	130	149

Acquired tenant relationship costs:
Gross amount	9,254	9,736
Accumulated amortization	(7,821)	(7,792)
Acquired tenant relationship costs, net	1,433	1,944

Acquired other intangibles:
Gross amount	3,143	3,085
Accumulated amortization	(1,076)	(1,048)
Acquired other intangibles, net	2,067	2,037

Intangible assets, net	$6,611	$7,273

Acquired below-market leases:
Gross amount	$6,683	$6,780
Accumulated amortization	(3,089)	(3,056)
Acquired below-market leases, net	$3,594	$3,724

5.     Investments in Unconsolidated Joint Ventures

At June 30, 2014, we were partners with third parties in four joint ventures (of which we have managing ownership interests in one), holding six office properties, comprised of 12 buildings and 1.1 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows.

In February 2013, one of our unconsolidated joint ventures sold its Bank of Hawaii Waikiki Center property, located in Honolulu, Hawaii, to an unaffiliated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Final cash distributions were made to the members of the joint venture in March 2014 after dissolution and related costs were paid. The related JV Basis Differential amounting to $(0.1) million, which was included in “Investments in unconsolidated joint ventures” as of December 31, 2013 in the accompanying consolidated balance sheets, was subsequently written off as of March 31, 2014. For each of the six month periods ended June 30, 2014 and

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

2013, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net (loss) earnings of unconsolidated joint ventures” in the accompanying consolidated statements of operations.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental	$3,760	$3,749	$7,348	$9,273
Other	839	1,037	1,750	2,627
Total revenues	4,599	4,786	9,098	11,900
Expenses:
Rental operating	3,082	3,307	5,902	7,178
Depreciation and amortization	639	1,269	2,339	2,958
Interest	1,380	1,489	2,883	3,829
Other	—	—	12	—
Total expenses	5,101	6,065	11,136	13,965
Loss before gain on sale of properties and loss on extinguishment of debt	(502)	(1,279)	(2,038)	(2,065)
Gain on sale of properties	—	22	—	26,907
Loss on extinguishment of debt	—	—	—	(946)
Net (loss) income	$(502)	$(1,257)	$(2,038)	$23,896

Equity in net (loss) earnings of unconsolidated joint ventures(1)	$(950)	$(103)	$(1,061)	$956

(1)
For the three and six months ended June 30, 2014, equity in net (loss) earnings of unconsolidated joint ventures includes a non-cash impairment charge of approximately $0.9 million to write off our investment in the POP San Diego joint venture as a result of uncertainty surrounding the recoverability of our investment.

	June 30, 2014	December 31, 2013
Investment in real estate, net	$96,251	$95,558
Other assets	17,027	18,509
Total assets	$113,278	$114,067

Mortgage and other loans	$81,253	$81,143
Other liabilities	4,293	4,176
Total liabilities	$85,546	$85,319

Investments in unconsolidated joint ventures	$1,346	$2,442

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

6.     Other Assets, net

 Other assets, net, at June 30, 2014 (unaudited), and at December 31, 2013, consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred loan fees, net of accumulated amortization of $1.6 million and $1.5 million at June 30, 2014 and December 31, 2013, respectively	$451	$580
Prepaid expenses	595	840
Total other assets, net	$1,046	$1,420

7.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at June 30, 2014 (unaudited), and at December 31, 2013, consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts payable	$736	$366
Interest payable	908	971
Deferred revenue	1,288	1,026
Security deposits	1,638	1,789
Deferred straight-line ground rent	15,608	14,588
Accrued distributions attributable to Preferred Units	7,954	6,818
Accrued expenses	4,005	5,789
Asset retirement obligations	604	654
Total accounts payable and other liabilities	$32,741	$32,001

8.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount, at June 30, 2014 (unaudited), and at December 31, 2013 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	June 30, 2014	December 31, 2013	Interest Rate	Maturity Date
Clifford Center(1)(2)	$—	$2,149	4.375%	8/15/2014
Clifford Center Land(2)	—	4,653	4.00%	2/17/2017
Pan Am Building	59,988	59,986	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,680	94,612	5.86%	11/11/2016
Subtotal	265,668	272,400
Revolving line of credit(3)	25,000	25,000	1.10%	12/31/2015
Total mortgage and other loans, net	$290,668	$297,400

(1)
The interest rate on the Clifford Center loan is a fluctuating annual rate equal to the lender’s prime rate. We intend to work with the lender on extending the maturity of this loan and to repay it upon closing of the proposed sale of this property, but there can be no assurance that we will be successful in doing so.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

(2)
As of June 30, 2014, the outstanding balances of the Clifford Center and Clifford Center Land loans were $2.0 million and $4.6 million, respectively, and are included in “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets.

(3)
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

The existing and scheduled maturities for our mortgages and other loans (excluding the loans related to our Clifford Center property classified under “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets) for the periods succeeding June 30, 2014 are as follows (in thousands and includes scheduled principal paydowns):

2014	$—
2015	25,000
2016	266,000
Total mortgage and other loans(1)	$291,000

(1)
This balance is the gross amount and does not include the discount of $0.3 million which is included in the outstanding balance of $290.7 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  On December 31, 2013, we entered into an amendment with the Lender to extend the maturity date from December 31, 2013 to December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of June 30, 2014 and December 31, 2013, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three and six month periods ended June 30, 2014 and 2013, we recognized $0.1 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended June 30, 2014 and 2013, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the six month periods ended June 30, 2014 and 2013, we recognized $0.2 million in interest to Shidler LP for the annual fee.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

9.     Unsecured Notes Payable to Current and Former Related Parties

At June 30, 2014 and December 31, 2013, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million and $21.1 million, respectively.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. In February 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 10 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for each of these promissory notes is December 31, 2015 and is included in “Unsecured notes payable to current and former related parties” in the accompanying consolidated balance sheets as of June 30, 2014.

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

For the period from March 20, 2008 through June 30, 2014, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At June 30, 2014 and December 31, 2013, $11.4 million and $10.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of June 30, 2014, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of June 30, 2014 and December 31, 2013, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million and $0.7 million, respectively.  The accretion expense for the three and six month periods ended June 30, 2014 and 2013 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of June 30, 2014 and December 31, 2013, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million for both periods. The accretion expense for the three and six month periods ended June 30, 2014 and 2013 was not significant.

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

Capital Commitments

We are required by certain leases and loan agreements to complete tenant and building improvements. As of June 30, 2014, we are obligated to spend $2.7 million in capital expenditures and leasing costs through the remainder of 2014.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

In May 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The agreement was subsequently amended in July and August 2014. The completion of the sale transaction is scheduled to occur in the third quarter of 2014, subject to customary closing conditions, for aggregate consideration of $9.3 million, including the assumption of an existing loan encumbering the property amounting to $4.6 million as of June 30, 2014. We cannot be certain that we will be able to complete the sale of our Clifford Center property within that timeframe or at all. Even if the sale of the property is completed, we believe that no tax indemnity liability would arise under the tax protection agreements because the sale of the Clifford Center property under the agreed terms of the Purchase and Sale Agreement would result in a tax loss.

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

11.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2013 to June 30, 2014 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2013	$(144,471)	$127,268	$(67,329)	$(84,532)
Net income (loss)	(1,492)	1,136	(8,467)	(8,823)
Dividends and distributions	(875)	(1,136)	—	(2,011)
Balance at June 30, 2014	$(146,838)	$127,268	$(75,796)	$(95,366)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.  As of June 30, 2014 and December 31, 2013, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of June 30, 2014.  During the three and six months ended June 30, 2014 and 2013, no Common Units or Preferred Units were redeemed or issued. As of June 30, 2014, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At June 30, 2014, the cumulative unpaid distributions attributable to Preferred Units were $8.0 million.  We anticipate continuing to accrue these distributions through the remainder of 2014.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of June 30, 2014, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of June 30, 2014, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of June 30, 2014, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders - basic and diluted(1)	$(1,340)	$(1,121)	$(2,367)	$(1,882)

Weighted average number of common shares	3,941,242	3,941,242	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.34)	$(0.28)	$(0.60)	$(0.48)

(1)
For the three and six months ended June 30, 2014 and 2013, net loss attributable to common stockholders includes $0.6 million and $1.1 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three and six month periods ended June 30, 2014 and 2013, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Dividends and Distributions

Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through August 31, 2014 at half the stated annualized rate. The difference between the stated dividend and the paid dividend, which will accrue until paid in full, amounted to $1.1 million as of June 30, 2014.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2014, the cumulative unpaid distributions attributable to Preferred Units were $8.0 million, which we do not anticipate paying in 2014.

Dividends declared and accrued on the Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Accrued distributions on Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

12.     Disposition Activity

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

On January 31, 2013, one of the buildings in the Palomar Heights Plaza property, located in San Diego, California, was sold in a foreclosure sale. The sale of the building, which was previously owned by one of our unconsolidated joint ventures, resulted in a loss to the joint venture from the foreclosure transaction. Our share of the loss is included in “Equity in net earnings of unconsolidated joint ventures” on the consolidated statement of operations for the six months ended June 30, 2013.

On February 15, 2013, the Bank of Hawaii Waikiki Center property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Final cash distributions were made to the members of the joint venture in March 2014 after dissolution and related costs were paid.

Discontinued Operations

On May 27, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The agreement was subsequently amended in July and August 2014. The completion of the sale transaction is scheduled to occur in the third quarter of 2014, subject to customary closing conditions for aggregate consideration of $9.3 million, including the assumption of an existing loan encumbering the property amounting to $4.6 million as of June 30, 2014. We cannot be certain that we will be able to complete the sale of our Clifford Center property within that timeframe or at all. As of June 30, 2014, the Clifford Center property is classified as held for sale. Accordingly, the operating results of the Clifford Center property for the three and six month periods ended June 30, 2014 and 2013 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the operating results of the Clifford Center property that comprise loss from discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenue	451	346	889	727
Expenses	656	515	1,088	951
Loss from discontinued operations	(205)	(169)	(199)	(224)

13.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2014 and 2013, and property management fees of 2.5% to 4.5% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Property management	$492	$442	$980	$938
Corporate management	213	213	426	426
Construction management and other	48	86	75	94
Total	$753	$741	$1,481	$1,458

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million for each of the three month periods ended June 30, 2014 and 2013, and $0.3 million for each of the six month periods ended June 30, 2014 and 2013. At June 30, 2014, we have $0.3 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended June 30, 2014 and 2013, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the six month periods ended June 30, 2014 and 2013, we recognized $0.2 million in interest to Shidler LP for this annual fee. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

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

At June 30, 2014 and December 31, 2013, $11.4 million and $10.1 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these unsecured notes payable.

14.     Fair Value of Financial Instruments

We are required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

At June 30, 2014, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the loans related to our Clifford Center property classified under “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets) were $290.7 million and $287.4 million, respectively.  At December 31, 2013, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.4 million and $292.5 million, respectively.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of June 30, 2014, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in four joint ventures (of which we have managing ownership interests in one), holding six office properties comprising 12 buildings and 1.1 million rentable square feet (“Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%. As of June 30, 2014, our Property Portfolio included office buildings in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles.

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

Results of Operations

Overview

As of June 30, 2014, the Property Portfolio (including our joint venture properties) was 76.4% leased under a total of 482 leases. As of that date, 6.7% of our Property Portfolio leased square footage was scheduled to expire during 2014 and another 16.5% of our Property Portfolio leased square footage was scheduled to expire during 2015. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of June 30, 2014, our consolidated Honolulu portfolio was 86.3% leased, with approximately 161,900 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 62.0% leased, with approximately 35,900 square feet available.

As of June 30, 2014, our California portfolio attributable to our unconsolidated joint ventures was 79.0% leased, with approximately 61,600 square feet available.

As of June 30, 2014, our Phoenix portfolio attributable to our unconsolidated joint ventures was 60.8% leased, with approximately 283,500 square feet available.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended June 30, 2014 to
the three months ended June 30, 2013 (in thousands)

	Total
	2014	2013	$ Change	% Change
Revenue:
Rental	$5,039	$5,209	$(170)	(3.3)%
Tenant reimbursements	4,317	4,113	204	5.0%
Parking	1,429	1,416	13	0.9%
Other	85	144	(59)	(41.0)%
Total revenue	10,870	10,882	(12)	(0.1)%
Expenses:
Rental property operating	6,543	6,607	(64)	(1.0)%
General and administrative	453	512	(59)	(11.5)%
Depreciation and amortization	2,768	2,675	93	3.5%
Interest	5,079	4,943	136	2.8%
Total expenses	14,843	14,737	106	0.7%
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(3,973)	(3,855)	(118)	(3.1)%
Equity in net loss of unconsolidated joint ventures	(950)	(103)	(847)	822.3%
Loss from continuing operations	(4,923)	(3,958)	(965)	24.4%
Loss from discontinued operations	(205)	(169)	(36)	21.3%

Net loss	$(5,128)	$(4,127)	$(1,001)	(24.3)%

Revenues

Rental revenue. Total rental revenue decreased by $0.2 million, or 3.3%, primarily due to a decrease in rental revenues at Waterfront Plaza as a result of write offs of deferred rent in the current year period related to a tenant who vacated its leased premises.

Tenant reimbursements. Total tenant reimbursements increased by $0.2 million, or 5.0%, primarily due to increased tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.1 million).

Parking revenue. Total parking revenue increased by an insignificant amount compared to the prior year period.

Other revenue. Total other revenue decreased by $0.1 million, or 41.0%, primarily due to the receipt of a restoration fee in the prior year period from a Waterfront Plaza tenant that did not recur in the current year period.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.1 million, or 1.0%, primarily due to a decrease in vacant office repairs at Waterfront Plaza compared to the prior year period.

General and administrative expense. Total general and administrative expenses decreased by $0.1 million, or 11.5%, primarily due to a decrease in professional fees compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expense increased by $0.1 million, or 3.5%, primarily due to an increase in depreciation expenses of Waterfront Plaza due to a higher asset depreciation basis as a result of capital improvements to the property.

Pacific Office Properties Trust, Inc.

Interest expense. Total interest expense increased by $0.1 million, or 2.8%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties in the current year period.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures increased by $0.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase is primarily attributable to the write-off of our investment in the POP San Diego joint venture in the current year period due to the uncertainty of its recoverability.

Loss from discontinued operations

For the three month periods ended June 30, 2014 and 2013, discontinued operations reflects the net results of operations of the Clifford Center property, which met the criteria to be classified as an asset held for sale as of June 30, 2014. Loss from discontinued operations increased primarily due to the non-cash impairment charge recorded in the current year period on the Clifford Center property, partially offset by increased tenant recoveries for common area maintenance expenses at Clifford Center in the current year period compared to the prior year period.

Comparison of the six months ended June 30, 2014 to
the six months ended June 30, 2013 (in thousands)

	Total
	2014	2013	$ Change	% Change
Revenue:
Rental	$10,158	$10,524	$(366)	(3.5)%
Tenant reimbursements	8,587	8,243	344	4.2%
Parking	2,868	2,782	86	3.1%
Other	172	221	(49)	(22.2)%
Total revenue	21,785	21,770	15	0.1%
Expenses:
Rental property operating	12,994	13,056	(62)	(0.5)%
General and administrative	836	928	(92)	(9.9)%
Depreciation and amortization	5,464	5,297	167	3.2%
Interest	10,054	9,825	229	2.3%
Total expenses	29,348	29,106	242	0.8%
Loss from continuing operations before equity in net (loss) earnings of unconsolidated joint ventures	(7,563)	(7,336)	(227)	(3.1)%
Equity in net (loss) earnings of unconsolidated joint ventures	(1,061)	956	(2,017)	(211.0)%
Loss from continuing operations	(8,624)	(6,380)	(2,244)	(35.2)%
Loss from discontinued operations	(199)	(224)	25	(11.2)%

Net loss	$(8,823)	$(6,604)	$(2,219)	(33.6)%

Revenues

Rental revenue. Total rental revenue decreased by $0.4 million, or 3.5%, primarily due to a decrease in rental revenues at Pan Am Building as a result of a negotiated lease incentive for a tenant ($0.2 million) and at Waterfront Plaza as a result of write offs of deferred rent in the current year period related to a tenant who vacated its premises ($0.2 million).

Tenant reimbursements. Total tenant reimbursements increased by $0.3 million, or 4.2%, primarily due to increased tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.2 million) and an increase in tenant reimbursements of electricity costs at Davies Pacific Center ($0.1 million).

Pacific Office Properties Trust, Inc.

Parking revenue. Total parking revenue increased by $0.1 million, or 3.1%, primarily due to an increase in parking revenue at Waterfront Plaza.

Other revenue. Total other revenue decreased by an insignificant amount compared to the prior year period.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.1 million, or 0.5%, primarily due to decreases in bad debt expenses ($0.1 million) and vacant office repairs ($0.1 million) at Waterfront Plaza, partially offset by an increase in bad debt expenses at Davies Pacific Center ($0.1 million).

General and administrative expense. Total general and administrative expenses decreased by $0.1 million, or 9.9%, primarily due to a decrease in professional fees compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expense increased by $0.2 million, or 3.2%, primarily due to an increase in depreciation expenses of Waterfront Plaza due to a higher asset depreciation basis as a result of capital improvements to the property.

Interest expense. Total interest expense increased by $0.2 million, or 2.3%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties in the current year period.

Equity in net (loss) earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $2.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease is attributable to a decrease in earnings from our joint venture ($1.3 million) which sold the Bank of Hawaii Waikiki Center property in February 2013 and an increase in losses ($0.7 million) from our POP San Diego joint venture due to the write-off of our investment in the POP San Diego joint venture in the current year period due to the uncertainty of its recoverability.

Loss from discontinued operations

For the six month periods ended June 30, 2014 and 2013, discontinued operations reflects the net results of operations of the Clifford Center property, which met the criteria to be classified as an asset held for sale as of June 30, 2014. Loss from discontinued operations decreased primarily due to increased tenant recoveries for common area maintenance expenses at Clifford Center in the current year period compared to the prior year period, partially offset by a non-cash impairment charge recorded in the current year period on the Clifford Center property.

Cash Flows

Net cash provided by operating activities for the Company for the six months ended June 30, 2014 was $0.2 million compared to net cash used in operating activities of $0.2 million for the six months ended June 30, 2013. The increase was primarily the result of additional funds released from our restricted reserve cash accounts in the current year period.

Net cash used in investing activities for the Company for the six months ended June 30, 2014 was $3.7 million compared to net cash used in investing activities of $1.0 million for the six months ended June 30, 2013. The increase was primarily the result of an increase in capital expenditures ($1.0 million) from the prior year period, a decrease in distributions from unconsolidated joint ventures primarily related to distributions received from the sale of the Bank of Hawaii Center joint venture property in February 2013 ($1.8 million) and interim financing provided to one of our unconsolidated joint ventures ($0.2 million) during the six months ended June 30, 2014, partially offset by a decrease in leasing commission payments ($0.1 million) and a decrease in restricted cash used for capital expenditures ($0.2 million).

Net cash used in financing activities was $0.7 million for the six months ended June 30, 2014 compared to net cash used in financing activities of $1.1 million during the six months ended June 30, 2013.  The decrease was primarily due to a decrease in Senior Common Stock dividends paid during the six months ended June 30, 2014.

Pacific Office Properties Trust, Inc.

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, the contribution of existing wholly-owned assets to joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In February 2013, we completed the sale of our Bank of Hawaii Waikiki Center joint venture property to an unrelated third party. In May 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur in the third quarter of 2014, subject to customary closing conditions. We cannot be certain that we will be able to complete the sale of our Clifford Center property within that timeframe or at all. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

Unrestricted and restricted cash on hand

As of June 30, 2014, we had $11.2 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.8 million.  A summary of our restricted cash reserves is as follows (in thousands):

June 30, 2014
Tax, insurance and other working capital reserves	$1,514
Leasing and capital expenditure reserves	440
Ground lease reserves	1,527
Collateral accounts	334
Total restricted cash	$3,815

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

In May 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The agreement was subsequently amended in July and August 2014. The completion of the sale transaction is scheduled to occur in the third quarter of 2014, subject to customary closing conditions, for aggregate consideration of $9.3 million, including the assumption of an existing loan encumbering the property amounting to $4.6 million as of June 30, 2014. We cannot be certain that we will be able to complete the sale of our Clifford Center property within that timeframe or at all. Even if the sale of the property is completed, we believe that no tax indemnity

Pacific Office Properties Trust, Inc.

liability would arise under the tax protection agreements because the sale of the Clifford Center property under the agreed terms of the Purchase and Sale Agreement would result in a tax loss.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of June 30, 2014, we were obligated to spend $2.7 million in capital expenditures and leasing costs through the remainder of 2014.

Debt service and financing costs

As of June 30, 2014, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.7 million, our mortgage loans of our assets held for sale with a carrying value of $6.5 million and our unsecured promissory notes with a carrying value of $29.4 million) was $326.6 million, with a weighted average interest rate of 5.74% and a weighted average remaining term of 2.14 years. Our Clifford Center mortgage loan with an outstanding principal amount of $2.0 million as of June 30, 2014 is scheduled to mature on August 15, 2014. We intend to work with the lender on extending the maturity of this loan and to repay it upon closing of the proposed sale of this property, but there can be no assurance that we will be successful in doing so. See “Indebtedness” below for additional information with respect to our consolidated debt.

In May 2013, we agreed to provide short-term financing in the total amount of $0.5 million to one of our unconsolidated joint ventures. As of June 30, 2014, we had funded $0.4 million of this amount. This loan bears interest at the annual compounded rate of 12% and originally was scheduled to mature at the earlier of April 30, 2014 or the sale or disposition of one of the properties included in the portfolio of the joint venture. In April 2014, we agreed to extend the maturity date of the loan from April 30, 2014 to the earlier of September 1, 2014 or the full repayment or discharge of the senior loans secured by the joint venture’s properties.

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

Pacific Office Properties Trust, Inc.

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

As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors has authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through August 31, 2014 at half the stated annualized rate. The difference between the stated dividend and the paid dividend will accrue until paid in full. We believe that these cost-cutting measures are in the best interests of the Company and its stockholders as they preserve a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2014, the cumulative unpaid distributions attributable to Preferred Units were $8.0 million, which we do not anticipate to pay in 2014.

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

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties, including our property classified as held for sale, and our revolving line of credit as of June 30, 2014. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Pacific Office Properties Trust, Inc.

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center (held for sale)	$1,959	4.375%	8/15/2014	$1,896	(1)
Clifford Center Land (held for sale)	4,591	4.00%	2/17/2017	4,255	(2)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(3)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(4)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(5)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(6)
Subtotal	272,550
Revolving line of credit(7)	25,000	1.10%	12/31/2015	25,000
Outstanding principal balance	297,550
Less: Unamortized discount, net	(332)
Mortgage and other loans, net	$297,218

(1)
Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance. Loan is included in “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets. We intend to work with the lender on extending the maturity of this loan and to repay it upon closing of the proposed sale of this property, but there can be no assurance that we will be successful in doing so.

(2)
Loan may be prepaid at any time with 10 days prior written notice. Monthly payments include principal and interest. Loan is included in “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets.

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

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender. The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million. On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million. On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0 million and to extend the maturity date from September 2, 2011 to December 31, 2013. On December 31, 2013, we entered into an amendment with the Lender to extend the maturity date from December 31, 2013 to December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of June 30, 2014 and December 31, 2013, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At June 30, 2014 and December 31, 2013, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million and $21.1 million, respectively.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC (“Venture”) and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. In February 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015.

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

For the period from March 20, 2008 through June 30, 2014, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At June 30, 2014 and December 31, 2013, $11.4 million and $10.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed, on May 27, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interests in our Clifford Center property, located in Honolulu, Hawaii, to McKinney Capital Group. On August 12, 2014, we entered into the Eighth Amendment of the Purchase and Sale Agreement with McKinney Capital Group. Pursuant to the Eighth Amendment, the completion of the sale transaction is scheduled to occur no later than October 3, 2014, subject to customary closing conditions, for aggregate consideration of $9.3 million, including the assumption of an existing loan encumbering the property amounting to $4.6 million as of June 30, 2014.

Other than this Purchase and Sale Agreement, as amended, there are no material relationships between us and McKinney Capital Group. There is no assurance that the proposed sale of our Clifford Center property will be completed because the transaction is subject to a variety of factors and contingencies, including customary closing conditions.

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

10.1	Purchase and Sale Agreement, dated May 27, 2014, between City Center Land Company, LLC and City Center, LLC and McKinney Capital Group (Filed herewith.)

10.2	Amendment of Purchase and Sale Agreement, dated July 11, 2014, between City Center Land Company, LLC and City Center, LLC and McKinney Capital Group (Filed herewith.)

10.3	Second Amendment of Purchase and Sale Agreement, dated July 14, 2014, between City Center Land Company, LLC and City Center, LLC and McKinney Capital Group (Filed herewith.)

10.4	Third Amendment of Purchase and Sale Agreement, dated July 25, 2014, between City Center Land Company, LLC and City Center, LLC and McKinney Capital Group (Filed herewith.)

10.5	Fourth Amendment of Purchase and Sale Agreement, dated July 31, 2014, between City Center Land Company, LLC and City Center, LLC and McKinney Capital Group (Filed herewith.)

10.6	Fifth Amendment of Purchase and Sale Agreement, dated August 5, 2014, between City Center Land Company, LLC and City Center, LLC and McKinney Capital Group (Filed herewith.)

10.7	Sixth Amendment of Purchase and Sale Agreement, dated August 7, 2014, between City Center Land Company, LLC and City Center, LLC and McKinney Capital Group (Filed herewith.)

10.8	Seventh Amendment of Purchase and Sale Agreement, dated August 11, 2014, between City Center Land Company, LLC and City Center, LLC and McKinney Capital Group (Filed herewith.)

10.9	Eighth Amendment of Purchase and Sale Agreement, dated August 12, 2014, between City Center Land Company, LLC and City Center, LLC and McKinney Capital Group (Filed herewith.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	August 13, 2014	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)