Form 10-Q
period 2014-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2014-11-07
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 6, 2014 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Investments in real estate, net	$209,703	$213,808
Cash and cash equivalents	8,994	15,364
Restricted cash	3,494	4,249
Rents and other receivables, net	854	1,047
Deferred rents	3,862	3,857
Intangible assets, net	6,500	7,273
Other assets, net	1,727	1,420
Goodwill	39,111	39,111
Investments in unconsolidated joint ventures	1,345	2,442
Total assets	$275,590	$288,571

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$297,126	$297,400
Unsecured notes payable to current and former related parties	29,433	21,104
Accounts payable and other liabilities	34,217	32,001
Accrued interest payable to current and former related parties (Note 9)	12,087	10,149
Tax indemnity liability (Note 10)	—	8,725
Acquired below-market leases, net	3,532	3,724
Total liabilities	376,395	373,103
Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of September 30, 2014 and December 31, 2013) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at September 30, 2014 and December 31, 2013	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at September 30, 2014 and December 31, 2013	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	110	110
Cumulative deficit	(169,780)	(166,225)
Total stockholders’ equity (deficit)	(148,026)	(144,471)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(80,047)	(67,329)
Total equity (deficit)	(100,805)	(84,532)
Total liabilities and equity (deficit)	$275,590	$288,571

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	September 30,
	2014	2013
Revenue
Rental	$5,336	$5,399
Tenant reimbursements	4,607	4,544
Parking	1,487	1,416
Other	451	72
Total revenue	11,881	11,431
Expenses
Rental property operating	7,131	7,009
General and administrative	851	508
Tax indemnity (Note 10)	—	8,725
Depreciation and amortization	3,069	2,771
Interest	5,217	5,084
Total expenses	16,268	24,097

Loss before equity in net loss of unconsolidated joint ventures	(4,387)	(12,666)
Equity in net loss of unconsolidated joint ventures	(48)	(98)
Net loss	(4,435)	(12,764)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	4,251	10,760
Net loss attributable to non-controlling interests	3,683	10,192

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(752)	(2,572)
Dividends paid and accrued on Senior Common Stock	(436)	(436)
Net loss attributable to common stockholders	$(1,188)	$(3,008)

Net loss per common share - basic and diluted	$(0.30)	$(0.76)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the nine months ended
	September 30,
	2014	2013
Revenue
Rental	$15,861	$16,241
Tenant reimbursements	13,648	13,145
Parking	4,409	4,248
Other	636	296
Total revenue	34,554	33,930
Expenses
Rental property operating	20,770	20,702
General and administrative	1,709	1,482
Tax indemnity (Note 10)	—	8,725
Depreciation and amortization	8,621	8,182
Interest	15,416	15,065
Impairment of long-lived assets	187	—
Total expenses	46,703	54,156

Loss before equity in net (loss) earnings of unconsolidated joint ventures	(12,149)	(20,226)
Equity in net (loss) earnings of unconsolidated joint ventures	(1,109)	858
Net loss	(13,258)	(19,368)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,704)	(1,704)
Common unitholders in the Operating Partnership	12,718	17,493
Net loss attributable to non-controlling interests	11,014	15,789

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(2,244)	(3,579)
Dividends paid and accrued on Senior Common Stock	(1,311)	(1,311)
Net loss attributable to common stockholders	$(3,555)	$(4,890)

Net loss per common share - basic and diluted	$(0.90)	$(1.24)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the nine months ended
	September 30,
	2014	2013
Operating activities
Net loss	$(13,258)	$(19,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,621	8,182
Tax indemnity	—	8,725
Impairment of long-lived assets	187	—
Deferred rent	(5)	(192)
Deferred ground rents	1,531	1,531
Interest amortization	2,234	1,868
Above- and below-market lease amortization, net	(192)	(176)
Equity in net loss (earnings) of unconsolidated joint ventures	1,109	(858)
Bad debt expense	349	(18)
Changes in operating assets and liabilities:
Restricted cash for operating activities	986	(82)
Rents and other receivables	6	264
Other assets	(457)	(525)
Accounts payable and other liabilities	(788)	45
Net cash provided by (used in) operating activities	323	(604)

Investing activities
Additions to and improvement of real estate	(4,595)	(3,524)
Distributions from unconsolidated joint ventures	182	1,966
Contributions to unconsolidated joint ventures	(182)	(30)
Payment of leasing commissions	(625)	(932)
Interim financing provided to unconsolidated joint venture	(175)	(183)
Restricted cash used for capital expenditures	(231)	(113)
Net cash used in investing activities	(5,626)	(2,816)

Financing activities
Repayment of mortgage notes payable	(378)	(374)
Security deposits	(29)	6
Financing costs	(5)	—
Senior Common Stock dividends	(655)	(1,020)
Net cash used in financing activities	(1,067)	(1,388)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the nine months ended
	September 30,
	2014	2013

Decrease in cash and cash equivalents	(6,370)	(4,808)
Cash and cash equivalents at beginning of period	15,364	21,304
Cash and cash equivalents at end of period	$8,994	$16,496

Supplemental cash flow information
Interest paid	$13,228	$13,244

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$2,360	$1,995
Change in accrued capital expenditures	$(1,290)	$1,476

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

Through our Operating Partnership, as of September 30, 2014, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in four joint ventures (of which we have managing ownership interests in one), holding six office properties comprising 12 buildings and 1.1 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%. As of September 30, 2014, our Property Portfolio included office buildings in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related disclosures included herein have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2014. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of future results.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2014, we were obligated to spend $3.3 million in capital expenditures and leasing costs through 2015.

As of September 30, 2014, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $297.1 million and our unsecured promissory notes with a carrying value of $29.4 million) was $326.5 million, with a weighted average interest rate of 5.74% and a weighted average remaining term of 1.90 years.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In the second quarter of 2014, we recorded non-cash impairment charges of $0.2 million on our Clifford Center property, as a result of the property’s fair value being below its current carrying value, in connection with an unsuccessful sale of the property. No impairment charges for our wholly-owned properties were recorded for the three month period ended September 30, 2014 or the three and nine month periods ended September 30, 2013.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. In the second quarter of 2014, we noted uncertainty surrounding the recoverability of our investment in the POP San Diego joint venture and as a result, we recorded a non-cash impairment charge of approximately $0.9 million for the nine month period ended September 30, 2014 to write off our investment. The charge is included in “Equity in net (loss) earnings of unconsolidated joint ventures” on the consolidated statement of operations. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three month period ended September 30, 2014 or the three and nine month periods ended September 30, 2013.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

the excess of the carrying value of goodwill over its implied value on the date of the impairment.  Factors that may cause goodwill to be impaired include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions or decreased cash flow from our properties.

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of September 30, 2014, goodwill of our consolidated properties amounted to $39.1 million.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.03 million and $0.06 million for the three months ended September 30, 2014 and 2013, respectively, and not significant for the nine months ended September 30, 2014 and $0.19 million for the nine months ended September 30, 2013. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.9 million and $0.6 million, as of September 30, 2014 and December 31, 2013, respectively.

We had a total of $1.8 million of lease security available in security deposits, as of both September 30, 2014 and December 31, 2013.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amended the criteria for reporting discontinued operations and expanded related disclosure requirements. Under ASU 2014-08, a discontinued operation is defined as 1)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

a component or group of components of an entity that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or 2) an acquired business activity that is classified as held for sale. A strategic shift could include the disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements or disclosures.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”) which provides guidance on when and how entities should assess their ability to continue as a going concern and related footnote disclosures. Under ASU 2014-15, management is required to perform annual and interim assessments of an entity’s ability to continue as a going concern within one year after the financial statement issuance date. Certain disclosures are required if there are conditions present that raise substantial doubt about an entity’s ability to continue as a going concern during this period. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently assessing the impact that this standard will have on our consolidated financial statements and disclosures.

3.    Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2014 (unaudited), and at December 31, 2013, are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Land and land improvements	$38,748	$38,871
Building and building improvements	199,089	198,288
Tenant improvements	32,166	31,980
Construction in progress	1,670	832
Furniture, fixtures and equipment	1,340	1,318
Investments in real estate	273,013	271,289
Less: accumulated depreciation	(63,310)	(57,481)
Investments in real estate, net	$209,703	$213,808

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at September 30, 2014 (unaudited), and at December 31, 2013, are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Acquired leasing commissions:
Gross amount	$6,913	$7,001
Accumulated amortization	(3,804)	(3,858)
Acquired leasing commissions, net	3,109	3,143

Acquired leases in place:
Gross amount	5,811	5,987
Accumulated amortization	(5,685)	(5,838)
Acquired leases in place, net	126	149

Acquired tenant relationship costs:
Gross amount	9,735	9,736
Accumulated amortization	(8,461)	(7,792)
Acquired tenant relationship costs, net	1,274	1,944

Acquired other intangibles:
Gross amount	3,052	3,085
Accumulated amortization	(1,061)	(1,048)
Acquired other intangibles, net	1,991	2,037

Intangible assets, net	$6,500	$7,273

Acquired below-market leases:
Gross amount	$6,729	$6,780
Accumulated amortization	(3,197)	(3,056)
Acquired below-market leases, net	$3,532	$3,724

5.     Investments in Unconsolidated Joint Ventures

At September 30, 2014, we were partners with third parties in four joint ventures (of which we have managing ownership interests in one), holding six office properties, comprised of 12 buildings and 1.1 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%.  For some of these joint ventures, in exchange for our managing ownership interest and related equity investment, we are entitled to fees, preferential allocations of earnings and cash flows.

In February 2013, one of our unconsolidated joint ventures sold its Bank of Hawaii Waikiki Center property, located in Honolulu, Hawaii, to an unaffiliated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Final cash distributions were made to the members of the joint venture in March 2014 after dissolution and related costs were paid. The related JV Basis Differential amounting to $(0.1) million, which was included in “Investments in unconsolidated joint ventures” as of December 31,

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

2013 in the accompanying consolidated balance sheets, was subsequently written off as of March 31, 2014. For each of the nine month periods ended September 30, 2014 and 2013, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net (loss) earnings of unconsolidated joint ventures” in the accompanying consolidated statements of operations.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental	$3,667	$3,683	$11,015	$12,956
Other	906	973	2,656	3,600
Total revenues	4,573	4,656	13,671	16,556
Expenses:
Rental operating	3,321	2,590	9,223	9,768
Depreciation and amortization	1,193	1,215	3,532	4,173
Interest	1,471	1,498	4,354	5,327
Other	—	—	12	—
Total expenses	5,985	5,303	17,121	19,268
Loss before gain on sale of properties and loss on extinguishment of debt	(1,412)	(647)	(3,450)	(2,712)
Gain on sale of properties	—	—	—	26,907
Loss on extinguishment of debt	—	—	—	(946)
Net (loss) income	$(1,412)	$(647)	$(3,450)	$23,249

Equity in net (loss) earnings of unconsolidated joint ventures(1)	$(48)	$(98)	$(1,109)	$858

(1)
For the nine months ended September 30, 2014, equity in net (loss) earnings of unconsolidated joint ventures includes a non-cash impairment charge of approximately $0.9 million to write off our investment in the POP San Diego joint venture as a result of uncertainty surrounding the recoverability of our investment.

	September 30, 2014	December 31, 2013
Investment in real estate, net	$96,670	$95,558
Other assets	18,735	18,509
Total assets	$115,405	$114,067

Mortgage and other loans	$83,143	$81,143
Other liabilities	4,968	4,176
Total liabilities	$88,111	$85,319

Investments in unconsolidated joint ventures	$1,345	$2,442

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

6.     Other Assets, net

 Other assets, net, at September 30, 2014 (unaudited), and at December 31, 2013, consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred loan fees, net of accumulated amortization of $1.6 million and $1.5 million at September 30, 2014 and December 31, 2013, respectively	$431	$580
Prepaid expenses	1,296	840
Total other assets, net	$1,727	$1,420

7.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at September 30, 2014 (unaudited), and at December 31, 2013, consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable	$837	$366
Interest payable	924	971
Deferred revenue	1,180	1,026
Security deposits	1,760	1,789
Deferred straight-line ground rent	16,118	14,588
Accrued distributions attributable to Preferred Units	8,522	6,818
Accrued expenses	4,197	5,789
Asset retirement obligations	679	654
Total accounts payable and other liabilities	$34,217	$32,001

8.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount, at September 30, 2014 (unaudited), and at December 31, 2013 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	September 30, 2014	December 31, 2013	Interest Rate	Maturity Date
Clifford Center(1)	$1,863	$2,149	4.375%	8/15/2016
Clifford Center Land	4,560	4,653	4.00%	2/17/2017
Pan Am Building	59,990	59,986	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,713	94,612	5.86%	11/11/2016
Subtotal	272,126	272,400
Revolving line of credit(2)	25,000	25,000	1.10%	12/31/2015
Total mortgage and other loans, net	$297,126	$297,400

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

(1)
On August 18, 2014, we entered into an amendment with the lender to extend the maturity date from August 15, 2014 to August 15, 2016. The interest rate on the Clifford Center loan is a fluctuating annual rate equal to the lender’s prime rate.

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

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding September 30, 2014 are as follows (in thousands and includes scheduled principal paydowns):

2014	$128
2015	25,516
2016	267,517
2017	4,262
Total mortgage and other loans(1)	$297,423

(1)
This balance is the gross amount and does not include the discount of $0.3 million which is included in the outstanding balance of $297.1 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”).  The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10 million.  On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15 million.  On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15 million to $25 million and to extend the maturity date from September 2, 2011 to December 31, 2013.  On December 31, 2013, we entered into an amendment with the Lender to extend the maturity date from December 31, 2013 to December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of September 30, 2014 and December 31, 2013, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended September 30, 2014 and 2013, we recognized $0.1 million in interest to the Lender. During each of the nine month periods ended September 30, 2014 and 2013, we recognized $0.2 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended September 30, 2014 and 2013, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the nine month periods ended September 30, 2014 and 2013, we recognized $0.4 million in interest to Shidler LP for the annual fee.

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

9.     Unsecured Notes Payable to Current and Former Related Parties

At September 30, 2014 and December 31, 2013, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million and $21.1 million, respectively.

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

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 10 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for each of these promissory notes is December 31, 2015 and is included in “Unsecured notes payable to current and former related parties” in the accompanying consolidated balance sheets as of September 30, 2014.

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

For the period from March 20, 2008 through September 30, 2014, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At September 30, 2014 and December 31, 2013, $12.1 million and $10.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of September 30, 2014, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of September 30, 2014 and December 31, 2013, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million as of both dates.  The accretion expense for the three and nine month periods ended September 30, 2014 and 2013 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of September 30, 2014 and December 31, 2013, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million as of both dates. The accretion expense for the three and nine month periods ended September 30, 2014 and 2013 was not significant.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of September 30, 2014, we are obligated to spend $3.3 million in capital expenditures and leasing costs through 2015.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

11.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2013 to September 30, 2014 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2013	$(144,471)	$127,268	$(67,329)	$(84,532)
Net income (loss)	(2,244)	1,704	(12,718)	(13,258)
Dividends and distributions	(1,311)	(1,704)	—	(3,015)
Balance at September 30, 2014	$(148,026)	$127,268	$(80,047)	$(100,805)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.  As of September 30, 2014 and December 31, 2013, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of September 30, 2014.  During the three and nine months ended September 30, 2014 and 2013, no Common Units or Preferred Units were redeemed or issued. As of September 30, 2014, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

The Common Units issued upon the completion of our formation transactions on March 19, 2008 are designated as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of Class A Common Stock or a new class of Common Units, designated as Class C Common Units, which have no redemption rights, as elected by a

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2014, the cumulative unpaid distributions attributable to Preferred Units were $8.5 million.  We anticipate continuing to accrue these distributions through the remainder of 2014.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of September 30, 2014, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of September 30, 2014, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of September 30, 2014, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders - basic and diluted(1)	$(1,188)	$(3,008)	$(3,555)	$(4,890)

Weighted average number of common shares	3,941,242	3,941,242	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.30)	$(0.76)	$(0.90)	$(1.24)

(1)
For each of the three months ended September 30, 2014 and 2013, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders which is included in non-controlling interests in the consolidated statements of operations. For each of the nine months ended September 30, 2014 and 2013, net loss attributable to common stockholders includes $1.7 million of priority allocation to Preferred Unit holders which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three and nine month periods ended September 30, 2014 and 2013, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through November 30, 2014 at half the stated annualized rate. The difference between the stated dividend and the paid dividend, which will accrue until paid in full, amounted to $1.3 million as of September 30, 2014.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2014, the cumulative unpaid distributions attributable to Preferred Units were $8.5 million, which we do not anticipate paying in 2014.

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

Sale of Clifford Center

On May 27, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party buyer. In August 2014, the buyer elected not to purchase the property and as a result, the Purchase and Sale Agreement expired pursuant to its terms. Consequently, the Clifford Center no longer met the criteria to be classified as held for sale as of September 30, 2014. Approximately $7.3 million of real estate assets that were classified as held for sale as of June 30, 2014, was reclassified as held for use as of September 30, 2014 and included in “Investments in real estate, net” in the accompanying consolidated balance sheets. Upon reclassification, the assets were measured at the lower of their carrying value before being classified as held for sale and their fair value at the date of the expiration of the Purchase and Sale Agreement.

13.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors is entitled to a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2014 and 2013, and property management fees of 2.5% to 4.5% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Property management	$487	$521	$1,466	$1,459
Corporate management	213	213	640	640
Construction management and other	17	54	92	147
Total	$717	$788	$2,198	$2,246

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million for each of the three month periods ended September 30, 2014 and 2013, and $0.4 million for each of the nine month periods ended September 30, 2014 and 2013. At September 30, 2014, we have $0.3 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended September 30, 2014 and 2013, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the nine month periods ended September 30, 2014 and 2013, we recognized $0.4 million in interest to Shidler LP for this annual fee. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

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

At September 30, 2014 and December 31, 2013, $12.1 million and $10.1 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these unsecured notes payable.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

to their related party nature. The carrying value of the revolving line of credit borrowings approximates its fair value since the borrowings bear interest at a variable market rate.

At September 30, 2014, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.1 million and $293.8 million, respectively.  At December 31, 2013, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.4 million and $292.5 million, respectively.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of September 30, 2014, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in four joint ventures (of which we have managing ownership interests in one), holding six office properties comprising 12 buildings and 1.1 million rentable square feet (“Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentages in these joint ventures range from 5.0% to 32.2%. As of September 30, 2014, our Property Portfolio included office buildings in Honolulu, Phoenix and certain submarkets of San Diego and Los Angeles.

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

Pacific Office Properties Trust, Inc.

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

Results of Operations

Overview

As of September 30, 2014, the Property Portfolio (including our joint venture properties) was 76.1% leased under a total of 487 leases. As of that date, 3.6% of our Property Portfolio leased square footage was scheduled to expire during 2014 and another 17.1% of our Property Portfolio leased square footage was scheduled to expire during 2015. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

As of September 30, 2014, our consolidated Honolulu portfolio was 86.0% leased, with approximately 166,300 square feet available. Our Honolulu portfolio attributable to our unconsolidated joint ventures was 59.8% leased, with approximately 38,500 square feet available.

As of September 30, 2014, our California portfolio attributable to our unconsolidated joint ventures was 80.6% leased, with approximately 56,900 square feet available.

As of September 30, 2014, our Phoenix portfolio attributable to our unconsolidated joint ventures was 60.5% leased, with approximately 287,500 square feet available.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended September 30, 2014 to
the three months ended September 30, 2013 (in thousands)

	2014	2013	$ Change	% Change
Revenue:
Rental	$5,336	$5,399	$(63)	(1.2)%
Tenant reimbursements	4,607	4,544	63	1.4%
Parking	1,487	1,416	71	5.0%
Other	451	72	379	526.4%
Total revenue	11,881	11,431	450	3.9%
Expenses:
Rental property operating	7,131	7,009	122	1.7%
General and administrative	851	508	343	67.5%
Tax indemnity	—	8,725	(8,725)	(100.0)%
Depreciation and amortization	3,069	2,771	298	10.8%
Interest	5,217	5,084	133	2.6%
Total expenses	16,268	24,097	(7,829)	(32.5)%
Loss before equity in net loss of unconsolidated joint ventures	(4,387)	(12,666)	8,279	(65.4)%
Equity in net loss of unconsolidated joint ventures	(48)	(98)	50	(51.0)%

Net loss	$(4,435)	$(12,764)	$8,329	(65.3)%

Revenues

Rental revenue. Total rental revenue decreased by $0.1 million, or 1.2%, primarily due to a decrease in rental revenues at Waterfront Plaza attributable to a tenant who vacated its leased premises.

Tenant reimbursements. Total tenant reimbursements increased by $0.1 million, or 1.4%, primarily due to increased tenant recoveries for common area maintenance expenses at Davies Pacific Center.

Parking revenue. Total parking revenue increased by $0.1 million, or 5.0%, primarily due to increased parking revenues at Waterfront Plaza and Davies Pacific Center.

Other revenue. Total other revenue increased by $0.4 million, or 526.4%, primarily due to an early termination fee ($0.2 million) of a Waterfront Plaza tenant who vacated its leased premises and the related write-off of the tenant’s lease obligations ($0.2 million).

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.1 million, or 1.7%, primarily due to an increase in electricity usage at Waterfront Plaza compared to the prior year period.

General and administrative expense. Total general and administrative expenses increased by $0.3 million, or 67.5%, primarily due to the recognition of a bad debt expense provision related to the default in repayments of interim financing provided to an unconsolidated joint venture in the current period ($0.4 million), partially offset by a decrease in professional fees ($0.1 million) from the prior year period.

Tax indemnity. We recognized an estimated tax indemnity expense related to the sale of the First Insurance Center property for the three months ended September 30, 2013.

Pacific Office Properties Trust, Inc.

Depreciation and amortization expense. Total depreciation and amortization expense increased by $0.3 million, or 10.8%, primarily due to the disposal of tenant improvements of a Waterfront Plaza tenant who vacated its leased premises.

Interest expense. Total interest expense increased by $0.1 million, or 2.6%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties issued in February 2014.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures decreased by $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease is primarily attributable to a decrease in losses from our POP San Diego joint venture due to the write-off of our investment in the POP San Diego joint venture in the second quarter of 2014.

Comparison of the nine months ended September 30, 2014 to
the nine months ended September 30, 2013 (in thousands)

	2014	2013	$ Change	% Change
Revenue:
Rental	$15,861	$16,241	$(380)	(2.3)%
Tenant reimbursements	13,648	13,145	503	3.8%
Parking	4,409	4,248	161	3.8%
Other	636	296	340	114.9%
Total revenue	34,554	33,930	624	1.8%
Expenses:
Rental property operating	20,770	20,702	68	0.3%
General and administrative	1,709	1,482	227	15.3%
Tax indemnity	—	8,725	(8,725)	(100.0)%
Depreciation and amortization	8,621	8,182	439	5.4%
Interest	15,416	15,065	351	2.3%
Impairment of long-lived assets	187	—	187	100.0%
Total expenses	46,703	54,156	(7,453)	(13.8)%
Loss before equity in net (loss) earnings of unconsolidated joint ventures	(12,149)	(20,226)	8,077	(39.9)%
Equity in net (loss) earnings of unconsolidated joint ventures	(1,109)	858	(1,967)	(229.3)%

Net loss	$(13,258)	$(19,368)	$6,110	(31.5)%

Revenues

Rental revenue. Total rental revenue decreased by $0.4 million, or 2.3%, primarily due to a decrease in rental revenues at Pan Am Building as a result of a negotiated lease incentive for a tenant ($0.1 million) and at Waterfront Plaza as a result of a decrease in rental revenues ($0.1 million) and write offs of deferred rent ($0.2 million) in the current year period related to tenants who vacated their leased premises.

Tenant reimbursements. Total tenant reimbursements increased by $0.5 million, or 3.8%, primarily due to increased tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.3 million) and Clifford Center ($0.1 million) and an increase in tenant reimbursements of electricity costs at Davies Pacific Center ($0.1 million).

Pacific Office Properties Trust, Inc.

Parking revenue. Total parking revenue increased by $0.2 million, or 3.8%, primarily due to an increase in parking revenue at Waterfront Plaza ($0.1 million) and Davies Pacific Center ($0.1 million).

Other revenue. Total other revenue increased by $0.3 million, or 114.9%, primarily due to an increase in termination fees ($0.1 million) primarily from a Waterfront Plaza tenant who vacated its leased premises in the current year period and the related write-off of the tenant’s lease obligations ($0.2 million).

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.1 million, or 0.3%, primarily due to increases in electricity usage at Waterfront Plaza ($0.1 million) and Davies Pacific Center ($0.1 million), partially offset by a decrease in water and sewer charges at Waterfront Plaza ($0.1 million) due to a credit received in the current year period.

General and administrative expense. Total general and administrative expenses increased by $0.2 million, or 15.3%, primarily due to the recognition of a bad debt expense provision related to the default in repayments of interim financing provided to an unconsolidated joint venture in the current period ($0.4 million), partially offset by a decrease in professional fees ($0.2 million) from the prior year period.

Tax indemnity. We recognized an estimated tax indemnity expense related to the sale of the First Insurance Center property for the nine months ended September 30, 2013.

Depreciation and amortization expense. Total depreciation and amortization expense increased by $0.4 million, or 5.4%, primarily due to an increase in depreciation expenses of Waterfront Plaza ($0.2 million) and Davies Pacific Center ($0.1 million) due to higher asset depreciation bases as a result of capital improvements to the properties and the disposal of tenant improvements of a Waterfront Plaza tenant who vacated its leased premises ($0.3 million), partially offset by a decrease in depreciation expenses at Pan Am Building due to assets being fully depreciated ($0.2 million).

Interest expense. Total interest expense increased by $0.4 million, or 2.3%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties issued in February 2014.

Impairment of long-lived assets. We recorded non-cash impairment charges of $0.2 million for the nine months ended September 30, 2014 as a result of Clifford Center’s fair value being below its current carrying value in connection with the unsuccessful sale of the property.

Equity in net (loss) earnings of unconsolidated joint ventures

Equity in net (loss) earnings of unconsolidated joint ventures decreased by $2.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease is attributable to a decrease in earnings from our joint venture ($1.3 million) which sold the Bank of Hawaii Waikiki Center property in February 2013 and an increase in losses ($0.6 million) from our POP San Diego joint venture due to the write-off of our investment in the POP San Diego joint venture in the current year period due to the uncertainty of its recoverability.

Cash Flows

Net cash provided by operating activities for the Company for the nine months ended September 30, 2014 was $0.3 million compared to net cash used in operating activities of $0.6 million for the nine months ended September 30, 2013. The increase was primarily the result of additional funds released from our restricted reserve cash accounts in the current year period.

Net cash used in investing activities for the Company for the nine months ended September 30, 2014 was $5.6 million compared to net cash used in investing activities of $2.8 million for the nine months ended September 30, 2013. The increase was primarily the result of an increase in capital expenditures ($1.1 million) from the prior year period and a decrease in distributions from unconsolidated joint ventures primarily related to distributions received from the sale of the Bank of Hawaii Center joint venture property in February 2013 ($1.8 million).

Pacific Office Properties Trust, Inc.

Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2014 compared to net cash used in financing activities of $1.4 million during the nine months ended September 30, 2013.  The decrease was primarily due to a decrease in Senior Common Stock dividends paid during the nine months ended September 30, 2014.

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

Pacific Office Properties Trust, Inc.

Unrestricted and restricted cash on hand

As of September 30, 2014, we had $9.0 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.5 million.  A summary of our restricted cash reserves is as follows (in thousands):

September 30, 2014
Tax, insurance and other working capital reserves	$824
Leasing and capital expenditure reserves	782
Ground lease reserves	1,527
Collateral accounts	361
Total restricted cash	$3,494

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

Pacific Office Properties Trust, Inc.

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

On May 27, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party buyer. In August 2014, the buyer elected not to purchase the property and as a result, the Purchase and Sale Agreement expired pursuant to its terms. Consequently, the Clifford Center no longer met the criteria to be classified as held for sale as of September 30, 2014. Approximately $7.3 million of real estate assets that were classified as held for sale as of June 30, 2014, was reclassified as held for use as of September 30, 2014 and included in “Investments in real estate, net” in the accompanying consolidated balance sheets. Upon reclassification, the assets were measured at the lower of their carrying value before being classified as held for sale and their fair value at the date of the expiration of the Purchase and Sale Agreement.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2014, we were obligated to spend $3.3 million in capital expenditures and leasing costs through 2015.

Debt service and financing costs

As of September 30, 2014, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $297.1 million and our unsecured promissory notes with a carrying value of $29.4 million) was $326.5 million, with a weighted average interest rate of 5.74% and a weighted average remaining term of 1.90 years. See “Indebtedness” below for additional information with respect to our consolidated debt.

Pacific Office Properties Trust, Inc.

In May 2013, we agreed to provide short-term financing in the total amount of $0.5 million to one of our unconsolidated joint ventures. As of September 30, 2014, we had funded $0.4 million of this amount. This loan bore interest at the annual compounded rate of 12% and originally was scheduled to mature at the earlier of April 30, 2014 or the sale or disposition of one of the properties included in the portfolio of the joint venture. In April 2014, we agreed to extend the maturity date of the loan from April 30, 2014 to the earlier of September 1, 2014 or the full repayment or discharge of the senior loans secured by the joint venture’s properties. In September 2014, we were notified by our unconsolidated joint venture that it would not timely repay the loan, including the accrued interest. As a result, we recorded an allowance for bad debt for the outstanding loan balance, including interest, which amounted to approximately $0.4 million as of September 30, 2014.

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

As part of ongoing cost-cutting measures and in light of our focus on the preservation of cash, our board of directors has authorized dividends on the Senior Common Stock for the period commencing May 1, 2013 through November 30, 2014 at half the stated annualized rate. The difference between the stated dividend and the paid dividend will accrue until paid in full. We believe that these cost-cutting measures are in the best interests of the Company and its stockholders as they preserve a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2014, the cumulative unpaid distributions attributable to Preferred Units were $8.5 million, which we do not anticipate to pay in 2014.

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

Pacific Office Properties Trust, Inc.

interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of September 30, 2014. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center	$1,863	4.375%	8/15/2016	$1,125	(1)
Clifford Center Land	4,560	4.00%	2/17/2017	4,251	(2)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(3)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(4)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(5)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(6)
Subtotal	272,423
Revolving line of credit(7)	25,000	1.10%	12/31/2015	25,000
Outstanding principal balance	297,423
Less: Unamortized discount, net	(297)
Mortgage and other loans, net	$297,126

(1)	Loan is prepayable, subject to prepayment premium equal to greater of 2% of amount prepaid or yield maintenance. Monthly payments include principal and interest.

(2)	Loan may be prepaid at any time with 10 days prior written notice. Monthly payments include principal and interest.

(3)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(4)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(5)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(6)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(7)	The revolving line of credit matures on December 31, 2015. See “Revolving Line of Credit” below.

Revolving Line of Credit

On September 2, 2009, we entered into a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender. The FHB Credit Facility initially provided us with a revolving line of credit in the principal sum of $10.0 million. On December 31, 2009, we amended the FHB Credit Facility to increase the maximum principal amount available for borrowing under the revolving line of credit to $15.0 million. On May 25, 2010, we entered into an amendment with the Lender to increase the maximum principal amount available for borrowing thereunder from $15.0 million to $25.0

Pacific Office Properties Trust, Inc.

million and to extend the maturity date from September 2, 2011 to December 31, 2013. On December 31, 2013, we entered into an amendment with the Lender to extend the maturity date from December 31, 2013 to December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of September 30, 2014 and December 31, 2013, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At September 30, 2014 and December 31, 2013, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million and $21.1 million, respectively.

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

For the period from March 20, 2008 through September 30, 2014, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in

Pacific Office Properties Trust, Inc.

2009.  At September 30, 2014 and December 31, 2013, $12.1 million and $10.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, the end of the period covered by this report.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	November 7, 2014	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)