Form 10-K
period 2014-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2015-03-13
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant computed by reference to the last sale price of the registrant’s Class A Common Stock on the OTCQB tier of the OTC Markets on June 30, 2014 was approximately $389,000.

As of March 12, 2015 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-K

i

PART I

ITEM 1.  -  BUSINESS

Pacific Office Properties Trust, Inc. (the “Company”) is a Maryland corporation which has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, which we refer to as the Code.  We are a REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2014, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in three joint ventures, holding three office properties, comprising seven buildings and 1.0 million rentable square feet (“the Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of December 31, 2014, our Property Portfolio included office buildings in Honolulu, Phoenix and Los Angeles.

We were formed on March 19, 2008 via a merger, and related transactions, of The Shidler Group’s western U.S. office portfolio and joint venture operations into Arizona Land Income Corporation.  We are the sole general partner of our Operating Partnership, Pacific Office Properties, L.P., a Delaware limited partnership.

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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. The obligation to make readily achievable accommodations is an ongoing one, and continual assessment of the properties is required. Although we believe that our properties in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine compliance, and we are aware that some particular properties may currently not be in compliance with the ADA. If one or more of our properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Noncompliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at noncompliant properties could be very expensive.

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

Our business operations in Honolulu, Phoenix and Los Angeles are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

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

Employment

We are externally advised by Shidler Pacific Advisors and have no employees of our own.

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

We have not consistently achieved positive cash flow from operations since our formation transactions were consummated in March 2008. We expect that our funds from operations, alone, will be insufficient to meet working capital requirements and to fund discretionary leasing capital and tenant improvements. Accordingly, we expect that we will need to sell existing properties, contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity, to meet these needs. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We cannot be certain that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise needed capital, our ability to operate our properties may suffer and our ability to operate the company will be impaired.

We are restricted from disposing of or refinancing our wholly-owned properties under certain circumstances until March 2018, which may further restrict our ability to raise additional capital.

A sale of any of the properties contributed by POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler, which we refer to as Venture, in connection with our formation transactions in March 2008 that would not provide continued tax deferral to Venture is contractually restricted for ten years after the closing of the transactions related to such properties. All of our wholly-owned properties continue to be subject to these restrictions. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. These restrictions limit our ability to refinance indebtedness on those properties and to manage our debt structure. As a result, we may be unable to access certain capital resources that would otherwise be available to us. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

We have a substantial amount of debt outstanding, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of additional default under our debt obligations.

As of December 31, 2014, our total consolidated indebtedness (which includes our mortgage and other loans with a carrying value of $290.7 million, our mortgage loans of our assets held for sale with a carrying value of $6.3 million and our unsecured promissory notes with a carrying value of $29.4 million) was $326.4 million. Our unconsolidated joint venture properties are also leveraged with an aggregate of $66.2 million in indebtedness as of December 31, 2014.

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

As of December 31, 2014, we had a fully drawn $25 million unsecured credit facility scheduled to mature on December 31, 2015. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $12.8 million) scheduled to mature on December 31, 2015. In the first quarter of 2015, we agreed with the holders of these notes to extend the maturity date of the notes to June 30, 2016. In addition, the mortgage loans secured by each of our wholly-owned properties (excluding the loans related to our Clifford Center property which were repaid from the proceeds of the sale of the property in January 2015) are scheduled to mature in 2016. If we are unable to successfully refinance any of these loans, we may be unable to retain our ownership of the property secured by such loan.

We cannot assure you that we will be able to refinance, extend or repay our substantial indebtedness on acceptable terms or at all. The ability to refinance our indebtedness may be negatively affected by reduced loan-to-value limits commonly being employed in current commercial lending markets and the appraised value of our properties at the time our indebtedness matures.

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

All of our properties, including properties held in joint ventures, are located in Honolulu, Phoenix and Los Angeles. We are dependent on the Honolulu, Phoenix and Los Angeles office markets and economies, and are therefore susceptible to risks of events in those markets that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations, and natural disasters.

Because all of our properties are concentrated in Honolulu, Phoenix and Los Angeles, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. All of our wholly-owned properties are located in Honolulu. We are susceptible to adverse developments in the Honolulu, Phoenix and Los Angeles economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, hurricanes, floods, wildfires and other events). In particular, California is regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate markets in Honolulu, Phoenix or Los Angeles, or any decrease in demand for office space resulting from the Honolulu, Phoenix or Los Angeles regulatory or business environments, could adversely impact our financial condition, results of operations and cash flow, the value of our outstanding Senior Common Stock and Class A Common Stock and our ability to satisfy our debt service obligations and to pay dividends to stockholders.

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

Our future success depends on the ability of Shidler Pacific Advisors to operate our properties, and Shidler Pacific Advisors’ failure to operate our properties in a sufficient manner could have a material adverse effect on the value of our real estate investments and results of operations.

We are externally advised by Shidler Pacific Advisors. We depend on the ability of Shidler Pacific Advisors to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses. Shidler Pacific Advisors is not required to dedicate any particular number of employees or employee hours to our business in order to fulfill its obligations under our Advisory Agreement with them. We are subject to the risk that Shidler Pacific Advisors can terminate the Advisory Agreement and that no suitable replacement may be found to manage us. We believe that our success depends to a significant extent upon the experience of Shidler Pacific Advisors’ executive officers, whose continued service is not guaranteed. If Shidler Pacific Advisors terminates its Advisory Agreement with us, we may not be able to execute our business plan and may suffer losses, which could have a material adverse effect on our ability to make distributions to our stockholders. The failure of Shidler Pacific Advisors to operate our properties and manage our other investments may adversely affect the underlying value of our real estate investments, the results of our operations and our ability to make distributions to our stockholders and to pay amounts due on our indebtedness.

Our operating expenses may increase, causing our results of operations to be adversely affected.

Under our Advisory Agreement with Shidler Pacific Advisors, management-related services and costs such as salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies are the responsibility of Shidler Pacific Advisors, in exchange for corporate management fees that we pay to Shidler Pacific Advisors. Shidler Pacific Advisors has the right under our Advisory Agreement with it to renegotiate quarterly the amount of its corporate management fee, which may result in increased corporate management fees. Further, under the Advisory Agreement, we continue to be directly liable for certain direct costs, such as legal and accounting fees, that have been substantial in the past and are expected to be substantial in the future. Property management and related services for our wholly-owned properties, are also performed by Shidler Pacific Advisors for property management fees paid by us ranging from 2.5% to 4.0% of the rental cash receipts collected by the properties. There can be no assurance that such fees will not increase in the future since such property management and other related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located. Other factors that may adversely affect our ability to control operating costs include the need to pay for property insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

Shidler Pacific Advisors’ corporate management fee is payable regardless of our performance, which may reduce its incentive to devote time and resources to our portfolio.

For the years ended December 31, 2014 and 2013, Shidler Pacific Advisors received corporate management fees of $213,300 per quarter. Effective January 1, 2015, Shidler Pacific Advisors agreed to reduce the corporate management fee to $175,000 per quarter beginning with the first quarter of 2015. Shidler Pacific Advisors’ entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

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

We may be unable to realize our asking rents across the properties in our portfolio because of:

•	competitive pricing pressure in our markets;

•	adverse conditions in the Honolulu, Phoenix or Los Angeles real estate markets;

•	general economic downturn; and

•	a lesser desirability of our properties compared to other properties in our markets.

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

Leases representing 16.3% of the rentable square feet of our total portfolio are scheduled to expire in 2015.  We may be unable to renew leases or lease vacant space at favorable rates or at all, which would negatively impact our ability to generate cash flow.

As of December 31, 2014, leases representing 16.3% of the 2,273,120 rentable square feet of our total portfolio (including our consolidated properties and unconsolidated joint venture properties) are scheduled to expire in 2015, and an additional 23.4% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. In addition, some of our leases include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

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

Our joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners’ financial condition and liquidity.

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

We review our real estate assets for impairment indicators, such as a decline in a property’s occupancy or its rental rates, in accordance with accounting principles generally accepted in the United States, or GAAP. If we determine that indicators of impairment are present, we review the properties affected by these indicators to determine whether an impairment charge is required. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.

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

Our business operations in Honolulu, Phoenix and Los Angeles are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

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

We cannot predict with certainty whether global warming or cooling is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. All of our properties are located in Honolulu, Phoenix and Los Angeles. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable and increasing the cost of energy at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

In the future, we may become subject to litigation, including claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows and/or expose us to increased risks that would be uninsured. Even if we are successful in defending ourselves, certain litigation may require significant attention from our external management team and distract them from the management of our operations, adversely affecting our financial condition and results of operations.

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

•
In the event that the sale by us of any properties subject to tax protection agreements would be beneficial to us but would negatively impact the tax treatment of Venture, it is possible that any of our directors or officers with a financial interest in Venture may experience a conflict of interest.

•
Certain of our current and former affiliates hold promissory notes payable by our Operating Partnership. Those persons have rights under the promissory notes, and their exercise of these rights and pursuit of remedies may be affected by their relationship with each other.

•
The debt we maintain for our wholly-owned properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities is guaranteed by James C. Reynolds (“Mr. Reynolds”), a current shareholder who beneficially owns 12% of our Class A Common Stock. Our Operating Partnership has agreed to indemnify Mr. Reynolds to the extent of his guaranty liability.

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

We are controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our board of directors, controls Venture and is the manager and sole owner of Shidler Pacific Advisors, our external advisor. As part of our formation transactions, we issued one share of Proportionate Voting Preferred Stock, which is entitled to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units that our Operating Partnership issued in connection with the formation transactions. This share of Proportionate Voting Preferred Stock is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates.  Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and

Preferred Units issued in the formation transactions. Venture holds those Common Units and Preferred Units and is controlled by Mr. Shidler. As of December 31, 2014, the one share of Proportionate Voting Preferred Stock represented 88% of our voting power. Therefore, because of his position with us, Shidler Pacific Advisors, Venture and Pacific Office Holding, Inc., and the additional shares of our Class A Common Stock that he holds, Mr. Shidler has the ability to effectively vote 91.5% of our currently outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other stockholders do not support.

Mr. Shidler may compete with us and, therefore, may have conflicts of interest with us.

In connection with the externalization of management that we effectuated April 1, 2012, we released Mr. Shidler from a Noncompetition Agreement with us. As a result, Mr. Shidler may invest in office properties in Phoenix, Los Angeles or Hawaii that are in markets in which we own an office property. It is therefore possible that a property in which Mr. Shidler or his affiliates have an interest may compete with us in the future.

Risks Related to our Capital Stock, our Corporate Structure and our Status as a REIT

Our Class A Common Stock is quoted on the OTCQB tier of the OTC Markets, which may have an unfavorable impact on our stock price and liquidity.
Our Class A Common Stock is currently quoted on the OTCQB tier of the OTC Markets, which is a significantly more limited trading market than the national or regional stock exchanges. We have no specialist or market maker that is obligated to maintain a market in our stock. Furthermore, brokers and dealers making quotations are not obligated to engage in transactions in our Class A Common Stock at quoted or any other prices. The quotation of our shares on the OTCQB has resulted in and will likely continue to result in a relatively illiquid market to trade shares of our Class A Common Stock, could depress the trading price of our Class A Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.
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
Our Class A Common Stock has historically been sporadically or thinly traded. The trading volume of our Class A Common Stock may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in unlisted stocks, and certain major brokerage firms restrict their brokers from recommending unlisted stocks because they are considered speculative and volatile. The OTCQB is an inter-dealer market much less regulated than the major exchanges, and our Class A Common Stock is subject to abuses, volatility and shorting. As a result, the number of persons interested in purchasing our Class A Common Stock at or near ask prices at any given time may be relatively small or non-existent. There may be periods of several days or more when trading activity in our shares is low or nonexistent and a stockholder may be unable to sell his shares of Class A Common Stock at an acceptable price, or at all. We cannot give stockholders any assurance that a broader or more active public trading market for our Class A Common Stock will develop or be sustained, or that current trading levels will be sustained.
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

SEC rules require a broker-dealer to provide certain information to purchasers of securities traded at less than $5.00 which are not traded on a national securities exchange. Because our Class A Common Stock is not listed on an exchange and trades below that price, our Class A Common Stock is considered a “penny stock,” and trading in our Class A Common Stock is subject to the requirements of Rules 15g-1 through 15g-9 under the Exchange Act, or the penny stock rules. The penny stock rules require a broker-dealer effecting certain types of transactions in penny stocks to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer may also be required to give bid and offer quotations and broker and salesperson compensation information to the purchaser orally or in writing before or with the confirmation of the transaction. In addition, the penny stock rules may require a broker-dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before a transaction in a penny stock. These requirements may severely limit the liquidity of securities in the secondary market because few broker-dealers may be likely to undertake these compliance activities. Further, certain investors may have policies or may otherwise be prohibited from investing in securities subject to these requirements. Therefore, the disclosure requirements under the penny stock rules may have the effect of reducing trading activity in our Class A Common Stock, which may make it more difficult for holders to sell their shares.

Our Class A Common Stock price may be volatile.

There can be no assurance that shares of our Class A Common Stock will be resold at or above their purchase price. The market value of our Class A Common Stock could be substantially affected by many factors, including our financial condition and performance, our quarterly and annual operating results, the non-payment of dividends on our Class A Common Stock and any future actions with respect to dividends, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), and general market conditions.

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

Since May 1, 2013, we have paid dividends on our outstanding Senior Common Stock at half the stated annualized rate. The difference between the stated dividend and the paid dividend accrues until paid in full. We did not declare a dividend on our Class A Common Stock in 2014 or 2013, and do not currently expect to declare a dividend on our Class A Common Stock in 2015.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2014 or 2013, and does not expect to do so in 2015.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating

Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

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

Our property portfolio is comprised primarily of institutional-quality office buildings located principally in selected long-term growth markets in Hawaii, Phoenix and Los Angeles. Each property is owned either through entities wholly-owned by us or through joint ventures. One of our joint ventures owns a sports club associated with our City Square property in Phoenix, Arizona.

As of December 31, 2014, we owned seven office properties, including the interests in our joint venture properties, comprising 2.3 million rentable square feet in 11 buildings. The following tables contain descriptive information about our properties as of December 31, 2014, excluding the City Square Sports Club.

Property	No. of Buildings	Year Built/ Renovated	Rentable Sq.Ft.	Annualized Rent(1)	Percentage Ownership	Interest
Wholly-Owned Properties
Waterfront Plaza	1	1988/2006	553,779	$17,885,680	100%	Leasehold
500 Ala Moana Boulevard
Honolulu, HI 96813

Davies Pacific Center	1	1972/2006	375,017	9,837,116	100%	Fee Simple
841 Bishop Street
Honolulu, HI 96813

Pan Am Building	1	1969/2005	224,440	6,986,282	100%	Fee Simple
1600 Kapiolani Boulevard
Honolulu, HI 96814

Clifford Center(2)	1	1964/2005	78,111	1,490,377	100%	Fee Simple
810 Richards Street
Honolulu, HI 96813

Total Wholly-Owned Properties	4		1,231,347	$36,199,455

Joint Venture Properties
City Square	3		749,749	$8,139,068	5%	Fee Simple
3800 North Central Avenue		1961/1988
3838 North Central Avenue		1971/1994
4000 North Central Avenue		1965/2000
Phoenix, AZ 85012

Pacific Business News Building	1	1964/2006	97,585	1,873,544	5%	Fee Simple
1833 Kalakaua Avenue
Honolulu, HI 96815

Valencia Corporate Center	3	1997-2007	194,439	4,996,547	5%	Fee Simple
28490 Avenue Stanford
28480 Avenue Stanford
28470 Avenue Stanford
Santa Clarita, CA 91355

Total Joint Venture Properties	7		1,041,773	$15,009,159

Total Properties	11		2,273,120	$51,208,614
____________________________

(1)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2014. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2014 actual expense reimbursement billings. Joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. No portion of the joint venture properties’

annualized rent is consolidated in our consolidated financial statements because our interests in our joint venture properties are accounted for under the equity method of accounting.

(2)	In December 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property. We completed the sale in January 2015.

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our wholly-owned properties at December 31 of each of the past five years.

	Percent Leased(1)					Annualized Rent Per Leased SF(2)
Property	2010	2011	2012	2013	2014	2010	2011	2012	2013	2014
Waterfront Plaza	93%	92%	90%	88%	89%	$37.71	$38.53	$38.94	$37.90	$37.16
Davies Pacific Center	81%	76%	77%	84%	77%	35.79	34.77	34.48	34.31	35.18
Pan Am Building	88%	89%	90%	94%	94%	36.97	37.07	36.51	36.67	35.59
Clifford Center	74%	76%	58%	71%	67%	33.09	32.04	31.26	30.31	30.19
Total Weighted Average					85%					$35.83
____________________________

(1)	Based on leases signed as of December 31 of each historical year and rentable square footage.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31 of each respective year. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December actual expense reimbursement billings. Annualized Rent per Leased Square Foot represents Annualized Rent divided by square feet of commenced leases as of December 31 of each respective year.

Tenant Diversification

The following table provides information on the ten largest tenants, by annualized rent, in our wholly-owned properties as of December 31, 2014. No single tenant accounts for 10% or more of our total consolidated revenues.

Tenant	Lease Expiration	Leased Square Feet	Annualized Rent(1)	% of Total Annualized Rent	Property	Industry
Farmers Insurance Hawaii, Inc.	12/31/2017	53,594	$1,807,169	4.99%	Waterfront Plaza	Insurance
General Services Administration	6/19/2020	39,662	1,760,918	4.86%	Waterfront Plaza	Government
Oahu Publications Inc.	1/31/2018	41,469	1,671,518	4.62%	Waterfront Plaza	Media & Journalism
AT&T Corp.	6/30/2020	26,160	1,160,204	3.21%	Waterfront Plaza	Communications
Hilton Grand Vacations Company LLC	3/31/2018	25,282	888,882	2.46%	Pan Am Building	Tourism & Hospitality
McCorriston Miller Mukai MacKinnon LLLP	12/31/2021	29,231	877,549	2.42%	Waterfront Plaza	Legal Services
Honolulu Surgery Center L.P.	6/30/2025	17,026	837,301	2.31%	Waterfront Plaza	Medical
New York Life Insurance Company	8/10/2021	21,242	783,071	2.16%	Davies Pacific Center	Insurance
Royal State Financial Corp.	12/31/2021	20,565	747,881	2.07%	Pan Am Building	Insurance
Covance CRU Inc.	4/30/2016	18,665	734,654	2.03%	Waterfront Plaza	Medical
Total Annualized Rent for Top 10 Tenants			$11,269,147	31.13%

Total Annualized Rent			$36,199,455
____________________________

(1)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2014. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2014 actual expense reimbursement billings.

The following table contains information about tenants who occupy more than 10% of any of our wholly-owned properties as of December 31, 2014. Two properties have no tenant that occupies more than 10% of the rentable area. No tenant occupies more than 10% of the aggregate rentable area of all of our properties combined.

Property/Tenant	Industry	Lease Expiration(1)	Renewal Option	Total Leased Square feet	% of Rentable Square Feet	Annualized Rent(2)	% of Annualized Rent
Pan Am Building
Hilton Grand Vacations Company LLC	Tourism & Hospitality	3/31/2018	Yes(3)	25,282	11.26%	$888,882	12.72%
Clifford Center
Tissue Genesis Inc.	Biotechnology Research & Development	5/31/2023	Yes(4)	10,503	13.45%	$302,258	20.28%
____________________________

(1)	Expiration dates assume no exercise of renewal, extension or termination options.

(2)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2014. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2014 actual expense reimbursement billings.

(3)	Hilton Grand Vacations Company has an option to extend its term for an additional 5 years upon 180-days written notice at 90% of the fair market rent.

(4)	Tissue Genesis has an option to extend its term for one 5-year period at 95% of the fair market rent.

Lease Distribution by Square Footage

The following table summarizes the lease distributions by square footage for all our wholly-owned properties as of December 31, 2014.

Square Footage Under Lease	Number of Leases	Leases as a % of Total	Rentable Square Feet(1)	Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total
2,500 or less	263	75.36%	241,472	19.60%	$8,569,435	23.67%
2,501 - 10,000	63	18.05%	305,930	24.85%	10,970,371	30.31%
10,001 - 20,000	15	4.30%	202,047	16.41%	6,962,456	19.23%
20,001 - 40,000	6	1.72%	162,142	13.17%	6,218,505	17.18%
40,001 - 100,000	2	0.57%	95,063	7.72%	3,478,688	9.61%
Greater than 100,000	—	—	—	—	—	—
Subtotal	349	100.00%	1,006,654	81.75%	$36,199,455	100.00%
Signed Leases Not Commenced	—	—	497	0.04%	—	—
Available for Lease	—	—	178,295	14.48%	—	—
Building Management Use	—	—	1,839	0.15%	—	—
BOMA Adjustment(3)	—	—	44,062	3.58%	—	—
Total	349	100.00%	1,231,347	100.00%	$36,199,455	100.00%
___________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2014. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2014 actual expense reimbursement billings.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of December 31, 2014 for our wholly-owned properties. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Rent Per Leased Square Foot at Expiration(4)
2015	130	183,453	14.90%	$6,199,818	17.13%	$33.80	$5,949,494	$32.43
2016	72	153,985	12.51%	5,738,843	15.85%	37.27	5,837,801	37.91
2017	47	150,119	12.19%	5,148,288	14.22%	34.29	5,320,862	35.44
2018	39	155,837	12.66%	5,635,757	15.57%	36.16	5,881,581	37.74
2019	32	111,490	9.05%	3,975,057	10.98%	35.65	4,270,550	38.30
2020	9	84,394	6.85%	3,638,713	10.05%	43.12	3,706,975	43.92
2021	8	90,409	7.34%	3,062,301	8.46%	33.87	3,008,499	33.28
2022	2	9,171	0.75%	314,458	0.87%	34.29	367,805	40.11
2023	4	19,469	1.58%	605,034	1.67%	31.08	671,914	34.51
2024	1	2,810	0.23%	99,474	0.28%	35.40	110,153	39.20
Thereafter	5	45,517	3.69%	1,781,712	4.92%	39.14	1,936,110	42.54
Subtotal/Weighted Average	349	1,006,654	81.75%	$36,199,455	100.00%	$35.96	$37,061,744	$36.82
Signed Leases Not Commenced	—	497	0.04%	—	—	—	—	—
Available for Lease	—	178,295	14.48%	—	—	—	—	—
Building Management Use	—	1,839	0.15%	—	—	—	—	—
BOMA Adjustment(5)	—	44,062	3.58%	—	—	—	—	—
Total/Weighted Average	349	1,231,347	100.00%	$36,199,455	100.00%	$29.40	$37,061,744	$30.10
 ____________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2014. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2014 actual expense reimbursement billings.

(3)	Represents annualized rent divided by leased square feet.

(4)	Represents annualized rent at expiration divided by leased square feet.

(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Ground Leased Properties

At December 31, 2014 we held a long-term ground leasehold interest in our Waterfront Plaza property.

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

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2014, please refer to the Indebtedness section in Part II, Item 7 of this Annual Report on Form 10-K.

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
The table below sets forth the high and low sales prices for our Class A Common Stock as reported by the OTC Markets from January 1, 2013 through December 31, 2014. No dividends were declared on our Class A Common Stock for any of these periods.

	High	Low
2014
Fourth Quarter	$0.29	$0.12
Third Quarter	$0.29	$0.18
Second Quarter	$0.35	$0.17
First Quarter	$0.37	$0.16

2013
Fourth Quarter	$0.43	$0.11
Third Quarter	$0.44	$0.21
Second Quarter	$0.49	$0.12
First Quarter	$0.38	$0.08

As of March 9, 2015, our Class A Common Stock was held by 42 stockholders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

Our Class B Common Stock has identical voting and dividend rights to our Class A Common Stock, but has no distribution rights upon liquidation. No established public trading market exists for our Class B Common Stock. As of March 9, 2015, our Class B Common Stock was held by one stockholder of record.

There currently is no established public trading market for our Senior Common Stock, and we do not expect to have our shares of Senior Common Stock listed on any securities exchange or quoted on an automated quotation system. As of March 9, 2015, our Senior Common Stock was held by 857 stockholders of record.

Dividends

Our Senior Common Stock ranks senior to our Class A Common Stock with respect to dividends and distribution of amounts upon liquidation. Holders of our Senior Common Stock are entitled to receive, when and as authorized by our board of directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Our board of directors authorized daily dividends on the Senior Common Stock for the months of April 2010 through April 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. Commencing May 1, 2013, and continuing through February 28, 2015, our board of directors has authorized dividends on the Senior Common Stock at half the stated annualized rate. The difference between the stated dividend and the paid dividend will accrue until paid in full. We cannot assure you that dividends on our Senior Common Stock will continue to be paid in the future.

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

We did not declare a dividend on our Class A Common Stock in 2014 or 2013, and do not currently expect to declare a dividend on our Class A Common Stock in 2015.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2014 or 2013, and does not expect to do so in 2015.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

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

Overview

We are a REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2014, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in three joint ventures, holding three office properties comprising seven buildings and 1.0 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.  As of December 31, 2014, our Property Portfolio included office buildings in Honolulu, Phoenix and Los Angeles.

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

Investments in real estate properties are stated at cost, less accumulated depreciation, amortization and impairment. Our wholly-owned properties, all of which were contributed to us at the time of our formation transactions in 2008, are stated at their historical net cost basis in an amount attributable to the ownership interests in such properties owned by Mr. Shidler prior to the formation transactions. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.

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

Fair value is assigned to below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized below-market lease amounts are reflected in “Acquired below-market leases, net,” in the accompanying consolidated balance sheets and are amortized as an increase in rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance, net of the security deposit, of the related intangible is written off.

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

For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.5 million on our Clifford Center property, as a result of the property’s fair value, net of costs to sell, being below its current carrying value, in connection with the anticipated sale of the property, which was completed in January 2015. For the year ended December 31, 2013, we recorded non-cash impairment charges of $0.6 million on our Clifford Center property, as a result of the property’s fair value, net of costs to sell, being below its current carrying value, in connection with a previous unsuccessful sale of the property.

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

For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.9 million to write-off our investment in the POP San Diego joint venture due to uncertainty surrounding its recoverability. The charge is included in

“Equity in net (loss) earnings of unconsolidated joint ventures” on the consolidated statement of operations. No impairment charges were recorded in our investments in unconsolidated joint ventures for the year ended December 31, 2013.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. As of December 31, 2014, the Clifford Center property is classified as held for sale. Accordingly, we ceased recording depreciation and amortization on this property beginning in December 2014. The results of its operations for the years ended December 31, 2014 and 2013 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2014 and 2013, goodwill of our wholly-owned properties amounted to $39.1 million.

Revenue Recognition. The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.01) million and $0.18 million, for the years ended

December 31, 2014 and 2013, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

“Other” revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.2 million and $0.6 million, as of December 31, 2014 and 2013, respectively.

We had a total of $1.7 million and $1.8 million of lease security available in security deposits, as of December 31, 2014 and 2013, respectively.

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

The Company is subject to the provisions of FASB ASC 740, Income Taxes which prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company evaluates the need for income tax accruals in accordance with ASC 740.

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

Results of Operations

Overview

As of December 31, 2014, our wholly-owned properties were 85.0% leased, with approximately 178,300 square feet available, under a total of 349 leases. As of that date, 14.9% of our leased square footage was scheduled to expire during 2015 and another 12.5% of our leased square footage was scheduled to expire during 2016. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

Comparison of the year ended December 31, 2014 to
the year ended December 31, 2013 (in thousands)

	Total
	2014	2013	$ Change	% Change
Revenue:
Rental	$20,429	$20,950	$(521)	(2.5)%
Tenant reimbursements	17,220	16,750	470	2.8%
Parking	5,765	5,574	191	3.4%
Other	706	391	315	80.6%
Total revenue	44,120	43,665	455	1.0%
Expenses:
Rental property operating	26,597	26,492	105	0.4%
General and administrative	1,692	1,806	(114)	(6.3)%
Tax indemnity	—	8,725	(8,725)	(100.0)%
Depreciation and amortization	11,144	10,764	380	3.5%
Interest	20,356	19,848	508	2.6%
Total expenses	59,789	67,635	(7,846)	(11.6)%
Loss from continuing operations before equity in net (loss) earnings of unconsolidated joint ventures	(15,669)	(23,970)	8,301	34.6%
Equity in net (loss) earnings of unconsolidated joint ventures	(1,147)	789	(1,936)	(245.4)%
Loss from continuing operations	(16,816)	(23,181)	6,365	27.5%
Loss from discontinued operations	(536)	(954)	418	43.8%

Net loss	$(17,352)	$(24,135)	$6,783	28.1%

Revenues

Rental revenue. Total rental revenue decreased by $0.5 million, or 2.5%, primarily due to decreases in rental revenues at Pan Am Building ($0.1 million) and Waterfront Plaza ($0.2 million) as a result of negotiated lease incentives for significant tenants, a decrease in rental revenues at Waterfront Plaza attributable to less leased space from significant tenants ($0.2 million) and write-offs of deferred rent in the current year period related to tenants who vacated their leased premises ($0.2 million), partially offset by an increase in retail minimum rent revenues at Waterfront Plaza ($0.2 million) related to a significant tenant that amended its lease in March 2014.

Tenant reimbursements. Total tenant reimbursements increased by $0.5 million, or 2.8%, primarily due to increased tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.3 million) and at Waterfront Plaza ($0.1 million), and an increase in tenant reimbursements of electricity costs at Davies Pacific Center ($0.1 million).

Parking revenue. Total parking revenue increased by $0.2 million, or 3.4%, primarily due to increased parking revenues at Waterfront Plaza, Davies Pacific Center and Pan Am Building.

Other revenue. Total other revenue increased by $0.3 million, or 80.6%, primarily due to an increase in termination fees ($0.1 million) primarily from a Waterfront Plaza tenant who vacated its leased premises in the current year period and the related write-off of the tenant’s lease obligations ($0.2 million).

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.1 million, or 0.4%, primarily due to an increase in bad debt expenses at Davies Pacific Center ($0.1 million) and an increase in electricity usage at Waterfront Plaza ($0.1 million), partially offset by a decrease in water and sewer charges at Waterfront Plaza ($0.1 million) due to a credit received in the current year period.

General and administrative expense. Total general and administrative expense decreased by $0.1 million, or 6.3%, primarily due to a decrease in professional fees from the prior year period.

Tax indemnity. We recognized an estimated tax indemnity expense related to the sale of the First Insurance Center property for the year ended December 31, 2013. See “Liquidity and Capital Resources - Actual and Potential Uses of Liquidity - Asset dispositions” below for additional information regarding this expense.

Depreciation and amortization expense. Total depreciation and amortization expense increased by $0.4 million, or 3.5%, primarily due to an increase in depreciation expenses of Waterfront Plaza ($0.2 million) and Davies Pacific Center ($0.1 million) due to higher asset depreciation bases as a result of capital improvements to the properties and the disposal of tenant improvements of a Waterfront Plaza tenant who vacated its leased premises ($0.3 million), partially offset by a decrease in depreciation expenses at Pan Am Building due to assets being fully depreciated ($0.2 million).

Interest expense. Total interest expense increased by $0.5 million, or 2.6%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties issued in February 2014.

Equity in net earnings of unconsolidated joint ventures

Equity in net earnings of unconsolidated joint ventures decreased by $1.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease is attributable to a decrease in earnings from our joint venture ($1.3 million) which sold the Bank of Hawaii Waikiki Center property in February 2013 and an increase in losses ($0.6 million) from our POP San Diego joint venture due to the write-off of our investment in the POP San Diego joint venture in the current year period.

Loss from discontinued operations

For the year ended December 31, 2014, discontinued operations reflects the net results of operations of the Clifford Center property, which met the criteria to be classified as an asset held for sale as of December 31, 2014.

Cash Flows

Net cash provided by operating activities was $0.05 million for the year ended December 31, 2014 compared to net cash used in operating activities of $0.5 million for the year ended December 31, 2013. The increase was primarily the result of additional funds released from our restricted reserve cash accounts for the year ended December 31, 2014.

Net cash used in investing activities was $7.1 million for the year ended December 31, 2014 compared to $3.7 million for the year ended December 31, 2013. The increase was primarily the result of an increase in capital expenditures ($2.0 million) from the prior year period and a decrease in distributions from unconsolidated joint ventures primarily related to distributions received from the sale of the Bank of Hawaii Center joint venture property in February 2013 ($1.8 million), partially offset by the repayment of interim financing by an unconsolidated joint venture ($0.4 million) during the year ended December 31, 2014.

Net cash used in financing activities was $1.4 million for the year ended December 31, 2014 compared to $1.7 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in Senior Common Stock dividends paid during the year ended December 31, 2014.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income.  As discussed further below, however, we did not declare dividends on our Class A Common Stock during fiscal 2014 and 2013, and we do not currently expect to declare dividends on our Class A Common Stock during fiscal 2015.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.  Our primary focus is to preserve and generate cash.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, the contribution of existing wholly-owned assets to joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

Actual and Potential Sources of Liquidity

Listed below are our actual and potential sources of liquidity in 2015, which we currently believe will be sufficient to fund our short-term liquidity needs:

•	Unrestricted and restricted cash on hand;

•	Net cash flow generated from operations;

•	Distributions from joint ventures; and/or

•	Asset dispositions.

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

Unrestricted and restricted cash on hand

As of December 31, 2014, we had $6.9 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.6 million.  A summary of our restricted cash reserves is as follows (in thousands):

December 31, 2014
Tax, insurance and other working capital reserves	$1,806
Leasing and capital expenditure reserves	397
Ground lease reserves	969
Collateral accounts	380
Total restricted cash	$3,552

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

Net cash flow generated from operations

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging Honolulu office market conditions that we are continuing to experience, the potential for an increase in interest rates, or the possibility for a downturn or return to recessionary conditions could adversely impact our operating cash flows. Competition to attract and retain high credit-quality tenants remains intense. At the same time, a significant number of our leases at our properties are scheduled to expire over the next several years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions and our cash flows.

Distributions from joint ventures

We are currently partners with third parties in three joint ventures, holding three office properties comprising seven buildings. Distributions from our joint ventures depend significantly on our joint ventures’ ability to generate positive cash flow from their rental operations or the sale of one or more office properties or buildings held by our joint ventures. Our joint ventures’ ability to successfully manage the operations or identify, negotiate and close sale transactions on acceptable terms or at all is uncertain.

Asset dispositions

In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but our ability to do so on acceptable terms or at all is highly uncertain.  Moreover, a sale of any of our wholly-owned properties that would not provide continued tax deferral to Venture is contractually restricted for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

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

In December 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party buyer. We completed the sale in January 2015 for aggregate consideration of $8.9 million. We believe that no tax indemnity liability will arise under the tax protection agreements in connection with this sale because the sale of the Clifford Center property resulted in a tax loss.

Actual and Potential Uses of Liquidity

The following are the actual and potential uses of our cash in 2015. There may be other uses of our cash that are unexpected (and that are not identified below):

•	Property operating and corporate expenses;

•	Capital expenditures (including building and tenant improvements and leasing commissions);

•	Debt service and financing costs; and/or

•	Dividends to stockholders and distributions to limited partners of our Operating Partnership.

Property operating and corporate expenses

We are focused on ensuring our properties are operating as efficiently as possible. We have taken steps to identify, and continue to seek, opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services.  We have no employees and rely upon our advisor to provide substantially all of our day-to-day management.  We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our current and prospective business. Effective January 1, 2015, Shidler Pacific Advisors agreed to reduce the corporate management fee payable by us from $213,300 per quarter to $175,000 per quarter.

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of December 31, 2014, we were obligated to spend $4.0 million in capital expenditures and leasing costs through 2015.

Debt service and financing costs

As of December 31, 2014, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.7 million, our mortgage loans of our assets held for sale with a carrying value of $6.3 million and our unsecured promissory notes with a carrying value of $29.4 million) was $326.4 million, with a weighted average interest rate of 5.75% and a weighted average remaining term of 1.62 years. In the first quarter of 2015, we agreed with the holders of the outstanding unsecured promissory notes to extend the maturity date of the notes to June 30, 2016. See “Indebtedness” below for additional information with respect to our consolidated debt.

In May 2013, we agreed to provide short-term financing in the total amount of $0.5 million to one of our unconsolidated joint ventures. As of March 31, 2014, we had funded $0.4 million of this amount. No amounts were advanced in the second and third quarters of 2014. This loan bore interest at the annual compounded rate of 12% and was originally scheduled to mature at the earlier of April 30, 2014 or the sale or disposition of one of the properties included in the portfolio of the joint venture. In April 2014, we agreed to extend the maturity date of the loan from April 30, 2014 to the earlier of September 1, 2014 or the full repayment or discharge of the senior loans secured by the joint venture’s properties. In September 2014, we were notified by our unconsolidated joint venture that it would not timely repay the loan, including the accrued interest. As a result, we recorded an allowance for bad debt for the outstanding loan balance, including interest, which amounted to approximately $0.4 million as of September 30, 2014. In November 2014, the joint venture sold its portfolio of properties and repaid the loan and accrued interest in full.

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

We did not declare a dividend on our Class A Common Stock during 2014 or 2013, and do not currently expect to declare a dividend on our Class A Common Stock in 2015.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2014 or 2013, and does not expect to do so for 2015.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

In 2014 and 2013, we paid $0.9 million and $1.2 million, respectively, in cash dividends to holders of our Senior Common stock. Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the fifteenth day of the following month.

Commencing May 1, 2013, and continuing through February 28, 2015, our board of directors has authorized dividends on the Senior Common Stock at half the stated annualized rate. We believe that this cost-cutting measure is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend, which will accrue until paid in full, amounted to $1.5 million as of December 31, 2014.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2014, the cumulative unpaid distributions attributable to Preferred Units were $9.1 million, which we do not anticipate to pay in 2015.

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

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of December 31, 2014. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Clifford Center (held for sale)	$1,767	4.375%	8/15/2016	$1,125	(1)
Clifford Center Land (held for sale)	4,528	4.00%	2/17/2017	4,251	(1)
Pan Am Building	60,000	6.17%	8/11/2016	60,000	(2)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(3)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(4)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(5)
Subtotal	272,295
Revolving line of credit(6)	25,000	1.10%	12/31/2015	25,000
Outstanding principal balance	297,295
Less: Unamortized discount, net	(262)
Mortgage and other loans, net	$297,033

(1)
Monthly payments included principal and interest. Loan is included in “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets. Loan was repaid in full upon the completion of the sale of the Clifford Center property in January 2015.

(2)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(3)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(4)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(5)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(6)	The revolving line of credit matures on December 31, 2015. See “Revolving Line of Credit” below.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of December 31, 2014 and 2013, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At December 31, 2014 and 2013, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million and $21.1 million, respectively.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend maturity for one additional year. In February 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015. In the first quarter of 2015, we agreed with the holders of these notes to extend the maturity date of the notes to June 30, 2016.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 11 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for each of these promissory notes is December 31, 2015 and is included in “Unsecured notes payable to current and former related parties” in the accompanying consolidated balance sheets as of December 31, 2014. In the first quarter of 2015, we agreed with the holders of these notes to extend the maturity date of the notes to June 30, 2016.

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

For the period from March 20, 2008 through December 31, 2014, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At December 31, 2014 and 2013, $12.8 million and $10.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

The mortgage debt that we maintain for our wholly-owned properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Reynolds. Our Operating Partnership has agreed to indemnify Mr. Reynolds to the extent of his guaranty liability. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk, except to the extent of the recourse carve-outs. In management’s judgment, it would be remote for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

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

On March 10, 2015, we agreed with the holders of our outstanding promissory notes in the aggregate outstanding principal amount of $29.4 million to extend the maturity date of the notes from December 31, 2015 to June 30, 2016. See “Indebtedness - Subordinated Promissory Notes” in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding these promissory notes.

PART III

ITEM 10.  -  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

ITEM 11.  -  EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

ITEM 12.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

ITEM 13.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

ITEM 14.  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

PART IV

ITEM 15.  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) and (2) Consolidated Financial Statements

Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm Ernst & Young LLP	F-1
Consolidated Balance Sheets of the Company as of December 31, 2014 and December 31, 2013	F-2
Consolidated Statements of Operations of the Company for the years ended December 31, 2014 and December 31, 2013	F-3
Consolidated Statements of Equity (Cumulative Deficit) of the Company for the years ended December 31, 2014 and December 31, 2013	F-4
Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2014 and December 31, 2013	F-6
Notes to Consolidated Financial Statements	F-8

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, because the information required is included in the consolidated financial statements or notes thereto, or because the information is not required for a registrant that is a smaller reporting company.

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

Exhibit No.	Description

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

10.19
Amendment to Loan Documents (2013), dated December 31, 2013, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 13, 2014 (File No. 001-09900) and incorporated herein by reference).

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

10.22
Third Amendment to Indemnification Agreement, dated as of December 31, 2013, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 13, 2014 (File No. 001-09900) and incorporated herein by reference).

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

10.26
Amendment to Subordinated Promissory Notes, dated as of February 6, 2014, among Pacific Office Properties, L.P. and the holders named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (File No. 001-09900) and incorporated herein by reference).

10.27	Purchase and Sale Agreement, dated December 29, 2014, between City Center Land Company, LLC and City Center, LLC and U. Yamane, Limited (Filed herewith).

10.28	First Amendment to Purchase and Sale Agreement, dated January 9, 2015, between City Center Land Company, LLC and City Center, LLC and U. Yamane, Limited (Filed herewith).

10.29	Amendment to Subordinated Promissory Notes, dated as of March 10, 2015, among Pacific Office Properties, L.P. and the holders named therein (Filed herewith).

21.1	Subsidiaries of Pacific Office Properties Trust, Inc. (Filed herewith.)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	March 13, 2015	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Taff	Chief Executive Officer and Chief Financial Officer	March 13, 2015
Lawrence J. Taff	(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

/s/ Jay H. Shidler	Chairman of the Board	March 13, 2015
Jay H. Shidler

/s/ Michael W. Brennan	Director	March 13, 2015
Michael W. Brennan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pacific Office Properties Trust, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Office Properties Trust, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity (cumulative deficit) and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Office Properties Trust, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Honolulu, Hawaii

March 13, 2015

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Investments in real estate, net	$202,133	$213,808
Real estate and other assets held for sale	7,337	—
Cash and cash equivalents	6,904	15,364
Restricted cash	3,552	4,249
Rents and other receivables, net	763	1,047
Deferred rents	3,633	3,857
Intangible assets, net	6,318	7,273
Other assets, net	1,186	1,420
Goodwill	39,111	39,111
Investments in unconsolidated joint ventures	1,281	2,442
Total assets	$272,218	$288,571

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$290,738	$297,400
Unsecured notes payable to current and former related parties	29,433	21,104
Accounts payable and other liabilities	35,113	32,001
Accrued interest payable to current and former related parties (Note 10)	12,776	10,149
Tax indemnity liability (Note 11)	—	8,725
Acquired below-market leases, net	3,474	3,724
Mortgage and other liabilities of real estate held for sale	6,589	—
Total liabilities	378,123	373,103

Commitments and contingencies (Note 11)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at December 31, 2014 and 2013	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of December 31, 2014 and 2013) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at December 31, 2014 and 2013	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at December 31, 2014 and 2013	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at December 31, 2014 and 2013	—	—
Additional paid-in capital	110	110
Cumulative deficit	(170,894)	(166,225)
Total stockholders’ equity (deficit)	(149,140)	(144,471)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(84,033)	(67,329)
Total equity (deficit)	(105,905)	(84,532)
Total liabilities and equity (deficit)	$272,218	$288,571

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the year ended December 31,
	2014	2013
Revenue
Rental	$20,429	$20,950
Tenant reimbursements	17,220	16,750
Parking	5,765	5,574
Other	706	391
Total revenue	44,120	43,665
Expenses
Rental property operating	26,597	26,492
General and administrative	1,692	1,806
Tax indemnity (Note 11)	—	8,725
Depreciation and amortization	11,144	10,764
Interest	20,356	19,848
Total expenses	59,789	67,635

Loss from continuing operations before equity in net (loss) earnings of unconsolidated joint ventures	(15,669)	(23,970)
Equity in net (loss) earnings of unconsolidated joint ventures	(1,147)	789
Loss from continuing operations	(16,816)	(23,181)
Loss from discontinued operations	(536)	(954)
Net loss	(17,352)	(24,135)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(2,273)	(2,273)
Common unitholders in the Operating Partnership	16,704	22,005
Net loss attributable to non-controlling interests	14,431	19,732

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(2,921)	(4,403)
Dividends paid and accrued on Senior Common Stock	(1,748)	(1,748)
Net loss attributable to common stockholders	$(4,669)	$(6,151)

Loss per common share:
Loss from continuing operations	$(1.15)	$(1.51)
Loss from discontinued operations	(0.03)	(0.05)
Net loss per common share - basic and diluted	$(1.18)	$(1.56)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit) (in thousands, except share and unit data)

	For the year ended December 31,
	2014	2013
Common Stock
Balance at beginning of period	$185	$185
Balance at end of period	$185	$185

Senior Common Stock
Balance at beginning of period	$21,459	$21,459
Balance at end of period	$21,459	$21,459

Additional Paid-In Capital
Balance at beginning of period	$110	$110
Balance at end of period	$110	$110

Cumulative Deficit
Balance at beginning of period	$(166,225)	$(160,074)
Net loss	(2,921)	(4,403)
Distributions	(1,748)	(1,748)
Balance at end of period	$(170,894)	$(166,225)

Total Stockholders’ Equity (Cumulative Deficit)
Balance at beginning of period	$(144,471)	$(138,320)
Net loss	(2,921)	(4,403)
Distributions	(1,748)	(1,748)
Balance at end of period	(149,140)	(144,471)
Non-Controlling Interests
Balance at beginning of period	59,939	81,944
Net loss	(14,431)	(19,732)
Distributions	(2,273)	(2,273)
Balance at end of period	43,235	59,939
Total Equity (Deficit)	$(105,905)	$(84,532)

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit), continued (in thousands, except share and unit data)

	For the year ended December 31,
	2014	2013
Common Units
Balance at beginning of period	14,101,004	14,101,004
Balance at end of period	14,101,004	14,101,004

Preferred Units
Balance at beginning of period	4,545,300	4,545,300
Balance at end of period	4,545,300	4,545,300

Shares of Common Stock (Class A and Class B)
Balance at beginning of period	3,941,242	3,941,242
Balance at end of period	3,941,242	3,941,242

Shares of Senior Common Stock
Balance at beginning of period	2,410,839	2,410,839
Balance at end of period	2,410,839	2,410,839

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2014	2013
Operating activities
Net loss	$(17,352)	$(24,135)
Loss from discontinued operations	(536)	(954)
Loss from continuing operations	(16,816)	(23,181)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations:
Depreciation and amortization	11,144	10,764
Tax indemnity	—	8,725
Deferred rent	45	(176)
Deferred ground rents	2,041	2,041
Interest amortization and interest accrued on related party notes	3,006	2,499
Above- and below-market lease amortization, net	(250)	(240)
Equity in net loss (earnings) of unconsolidated joint ventures	1,147	(789)
Bad debt expense	2	(28)
Changes in operating assets and liabilities:
Restricted cash for operating activities	543	(505)
Rents and other receivables	78	365
Other assets	7	(36)
Accounts payable and other liabilities	(1,021)	213
Net cash used in operating activities - continuing operations	(74)	(348)
Net cash provided by (used in) operating activities - discontinued operations	120	(149)
Net cash provided by (used in) operating activities	46	(497)

Investing activities
Additions to and improvement of real estate	(6,416)	(4,366)
Distributions from unconsolidated joint ventures	207	2,062
Contributions to unconsolidated joint ventures	(182)	(35)
Payment of leasing commissions	(1,059)	(1,170)
Interim financing provided to unconsolidated joint venture	(175)	(183)
Repayment of interim financing by unconsolidated joint venture	358	—
Change in restricted cash used for capital expenditures	154	(25)
Net cash used in investing activities	(7,113)	(3,717)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands)

	For the year ended December 31,
	2014	2013

Financing activities
Repayment of mortgage notes payable	(507)	(500)
Security deposits	(7)	12
Financing costs	(5)	—
Senior Common Stock dividends	(874)	(1,238)
Net cash used in financing activities	(1,393)	(1,726)

Decrease in cash and cash equivalents	(8,460)	(5,940)
Cash and cash equivalents at beginning of period	15,364	21,304
Cash and cash equivalents at end of period	$6,904	$15,364

Supplemental cash flow information
Interest paid	$17,621	$17,642

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$3,147	$2,783
Change in accrued capital expenditures	$(1,170)	$1,592

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

1.     Organization and Ownership

Pacific Office Properties -

The terms “Pacific Office Properties,” “us,” “we,” and “our” as used in this Annual Report on Form 10-K refer to Pacific Office Properties Trust, Inc., a Maryland corporation (the “Company”), and its subsidiaries and joint ventures. Through our controlling interest in Pacific Office Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner, and the subsidiaries of the Operating Partnership, we own and operate primarily institutional-quality office properties in Hawaii. We operate in a manner that permits us to satisfy the requirements for taxation as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Through our Operating Partnership, as of December 31, 2014, we owned four office properties comprising 1.2 million rentable square feet and were partners with third parties in three joint ventures, holding three office properties comprising seven buildings and 1.0 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of December 31, 2014, our Property Portfolio included office buildings in Honolulu, Phoenix and Los Angeles.  Our property statistics as of December 31, 2014, excluding the City Square sports club, were as follows:

			Property
	Number of		Portfolio
	Properties	Buildings	Sq. Ft.
Wholly-owned properties	4	4	1,231,347
Unconsolidated joint venture properties	3	7	1,041,773
Total	7	11	2,273,120

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, the contribution of existing wholly-owned assets to joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

We are focused on ensuring our properties are operating as efficiently as possible.  We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services. We have no employees and rely upon our advisor to provide substantially all of our day-to-day management. We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our current and prospective business. Effective January 1, 2015, Shidler Pacific Advisors agreed to reduce the corporate management fee payable by us from $0.21 million per quarter to $0.18 million per quarter.

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of December 31, 2014, we were obligated to spend $4.0 million in capital expenditures and leasing costs through 2015.

As of December 31, 2014, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.7 million, our mortgage loans of our assets held for sale with a carrying value of $6.3 million and our unsecured promissory notes with a carrying value of $29.4 million) was $326.4 million, with a weighted average interest rate of 5.75% and a weighted average remaining term of 1.62 years.

As of December 31, 2014, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2015. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $12.8 million) scheduled to mature on December 31, 2015. In the first quarter of 2015, we agreed with the holders of the outstanding promissory notes to extend the maturity date of the notes to June 30, 2016. We intend to work with the lender of our credit facility and the holders of these notes on amending their terms in order to extend the maturity dates, but there can be no assurance that we will be successful in doing so. In addition, the mortgage loans secured by each of our wholly-owned properties (excluding the loans related to our Clifford Center property which were repaid from the proceeds of the sale of the property in January 2015) are scheduled to mature in 2016. If we are unable to successfully refinance any of these loans, we may be unable to retain our ownership of the property secured by such loan.

While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

Investments in real estate properties are stated at cost, less accumulated depreciation, amortization and impairment. Our wholly-owned properties, all of which were contributed to us at the time of our formation transactions in 2008, are stated at their historical net cost basis in an amount attributable to the ownership interests in such properties owned by Mr. Shidler prior to the formation transactions. Additions to land, buildings and improvements, furniture, fixtures and equipment and construction in progress are recorded at cost.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.5 million on our Clifford Center property as a result of the property’s fair value, net of costs to sell, being below its current carrying value, in connection with the anticipated sale of the property, which was completed in January 2015. For the year ended December 31, 2013, we recorded non-cash impairment charges of $0.6 million on our Clifford Center property, as a result of the property’s fair value, net of costs to sell, being below its current carrying value, in connection with a previous unsuccessful sale of the property.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.9 million to write off our investment in the POP San Diego joint venture due to uncertainty surrounding its recoverability. The charge is included in “Equity in net (loss) earnings of unconsolidated joint ventures” on the consolidated statement of operations. No impairment charges were recorded in our investments in unconsolidated joint ventures for the year ended December 31, 2013.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. As of December 31, 2014, the Clifford Center property is classified as held for sale. Accordingly, we ceased recording depreciation and amortization on this property beginning in December 2014. The results of its operations for the year ended December 31, 2014 and 2013 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2014 and 2013, goodwill of our wholly-owned properties amounted to $39.1 million.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.01) million and $0.18 million for the years ended December 31, 2014 and 2013, respectively.  Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

“Other” revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.2 million and $0.6 million, as of December 31, 2014 and 2013, respectively.

We had a total of $1.7 million and $1.8 million of lease security available in security deposits, as of December 31, 2014 and 2013, respectively.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

The Company is subject to the provisions of FASB ASC 740, Income Taxes which prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company evaluates the need for income tax accruals in accordance with ASC 740.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

3.    Investments in Real Estate, net

Our investments in real estate, net, are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
Land and land improvements	$33,819	$38,871
Building and building improvements	194,956	198,288
Tenant improvements	31,667	31,980
Construction in progress	2,979	832
Furniture, fixtures and equipment	1,319	1,318
Investments in real estate	264,740	271,289
Less: accumulated depreciation	(62,607)	(57,481)
Investments in real estate, net	$202,133	$213,808

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
Acquired leasing commissions:
Gross amount	$6,913	$7,001
Accumulated amortization	(3,783)	(3,858)
Acquired leasing commissions, net	3,130	3,143

Acquired leases in place:
Gross amount	5,624	5,987
Accumulated amortization	(5,500)	(5,838)
Acquired leases in place, net	124	149

Acquired tenant relationship costs:
Gross amount	9,254	9,736
Accumulated amortization	(8,223)	(7,792)
Acquired tenant relationship costs, net	1,031	1,944

Acquired other intangibles:
Gross amount	3,125	3,085
Accumulated amortization	(1,092)	(1,048)
Acquired other intangibles, net	2,033	2,037

Intangible assets, net	$6,318	$7,273

Acquired below-market leases:
Gross amount	$6,640	$6,780
Accumulated amortization	(3,166)	(3,056)
Acquired below-market leases, net	$3,474	$3,724

As shown in the following table (in thousands), we recognized amortization of acquired above- and below-market leases. The amortization of acquired above and below-market leases are included as a decrease and increase, respectively, to “Rental revenues” in the accompanying consolidated statements of operations. Also, we recognized amortization of other intangible assets, including acquired leasing commissions, acquired leases in place, acquired tenant relationship costs and acquired other intangibles. The amortization of these intangible assets is included in “Depreciation and amortization” in the accompanying consolidated statements of operations.

	For the year ended December 31,
	2014	2013
Total intangibles amortization expense	$1,827	$2,155
Acquired above-market lease amortization	$—	$(24)
Acquired below-market lease amortization	$250	$264

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the estimated net amortization of intangible assets and acquired below-market leases at December 31, 2014 for the next five years (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Weighted Average Amort. Period (Years)
Leasing commissions	$839	$685	$566	$332	$242	$466	$3,130	3.2
Leases in place	8	8	8	8	8	84	124	8.0
Tenant relationship costs	553	281	112	24	13	48	1,031	2.1
Other intangibles	65	65	65	65	65	1,708	2,033	16.2
Intangible assets, net	$1,465	$1,039	$751	$429	$328	$2,306	$6,318

Acquired below-market leases	$232	$232	$232	$232	$232	$2,314	$3,474	8.0

5.     Investments in Unconsolidated Joint Ventures

At December 31, 2014, we were partners with third parties in three joint ventures, holding three office properties, comprised of seven buildings and 1.0 million rentable square feet.  One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

In February 2013, one of our unconsolidated joint ventures sold its Bank of Hawaii Waikiki Center property, located in Honolulu, Hawaii, to an unaffiliated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Final cash distributions were made to the members of the joint venture in March 2014 after dissolution and related costs were paid. The related JV Basis Differential amounting to $(0.1) million, which was included in “Investments in unconsolidated joint ventures” as of December 31, 2013 in the accompanying consolidated balance sheets, was subsequently written off as of December 31, 2014. For each of the years ended December 31, 2014 and 2013, we recognized an insignificant amount of amortization expense attributable to the JV Basis Differential, which is included in “Equity in net (loss) earnings of unconsolidated joint ventures” in the accompanying consolidated statement of operations.

For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.9 million to write-off our investment in the POP San Diego joint venture due to uncertainty surrounding the recoverability of our investment in the joint venture. The charge is included in “Equity in net (loss) earnings of unconsolidated joint ventures” on the consolidated statement of operations. No impairment charges were recorded in our investments in unconsolidated joint ventures for the year ended December 31, 2013.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2014	2013
Revenues:
Rental	$14,480	$16,741
Other	3,467	4,229
Total revenues	17,947	20,970
Expenses:
Rental operating	12,149	12,671
Depreciation and amortization	4,602	5,468
Interest	5,657	6,832
Total expenses	22,408	24,971
Loss before (loss) gain on sale of properties and gain (loss) on extinguishment of debt	(4,461)	(4,001)
(Loss) gain on sale of properties	(3,340)	26,907
Gain (loss) on extinguishment of debt	3,320	(946)
Net (loss) income	$(4,481)	$21,960

Equity in net (loss) earnings of unconsolidated joint ventures	$(1,147)	$789

	December 31, 2014	December 31, 2013
Investment in real estate, net	$77,655	$95,558
Other assets	18,021	18,509
Total assets	$95,676	$114,067

Mortgage and other loans	$66,152	$81,143
Other liabilities	3,686	4,176
Total liabilities	$69,838	$85,319

Investment in unconsolidated joint ventures	$1,281	$2,442

6.     Other Assets, net

Other assets, net, consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Deferred loan fees, net of accumulated amortization of $1.7 million and $1.5 million at December 31, 2014 and 2013, respectively	$354	$580
Prepaid expenses	832	840
Total other assets, net	$1,186	$1,420

7.      Minimum Future Lease Rentals

Future minimum base rentals on non-cancellable office leases for the years succeeding December 31, 2014 are as follows (in thousands):

2015	$20,592
2016	17,334
2017	15,427
2018	10,702
2019	8,828
Thereafter	24,571
Total future minimum base rental revenue	$97,454

The above future minimum base rental revenue excludes tenant reimbursements, amortization of deferred rent receivables and below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised. Lease termination fee revenues for the years ended December 31, 2014 and 2013, were $0.2 million and $0.1 million, respectively.

We have leased space to certain tenants under non-cancellable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the consolidated statements of operations. We recorded $0.1 million and $0.2 million of percentage rental income for the years ended December 31, 2014 and 2013, respectively.

8.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Accounts payable	$1,218	$366
Interest payable	953	971
Deferred revenue	922	1,026
Security deposits	1,675	1,789
Deferred straight-line ground rent	16,628	14,588
Accrued distributions attributable to Preferred Units	9,091	6,818
Accrued expenses	4,001	5,789
Asset retirement obligations	625	654
Total accounts payable and other liabilities	$35,113	$32,001

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

9.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	December 31, 2014	December 31, 2013	Interest Rate	Maturity Date
Clifford Center(1)(2)	$—	$2,149	4.375%	8/15/2016
Clifford Center Land(2)	—	4,653	4.00%	2/17/2017
Pan Am Building	59,991	59,986	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,747	94,612	5.86%	11/11/2016
Subtotal	265,738	272,400
Revolving line of credit(3)	25,000	25,000	1.10%	12/31/2015
Total	$290,738	$297,400

(1)
On August 18, 2014, we entered into an amendment with the lender to extend the maturity date from August 15, 2014 to August 15, 2016. The interest rate is a fluctuating annual rate equal to the lender’s prime rate.

(2)
As of December 31, 2014, the outstanding balances of the Clifford Center and Clifford Center Land loans were $1.8 million and $4.5 million, respectively, and are included in “Mortgage and other liabilities of real estate held for sale” in the accompanying consolidated balance sheets. These loans were repaid in full upon the completion of the sale of the Clifford Center property in January 2015.

(3)
The revolving line of credit matures on December 31, 2015.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

The lenders’ collateral for these loans is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases and rights under certain service agreements.

The existing and scheduled maturities for our mortgages and other loans (excluding the loans related to our Clifford Center property classified under “Mortgage and other liabilities of real estate held for sale” in the accompanying consolidated balance sheets) for the periods succeeding December 31, 2014 are as follows (in thousands):

2015	$25,000
2016	266,000
Total mortgage and other loans(1)	$291,000

(1)
This balance is the gross amount and does not include the discount of $0.3 million which is included in the outstanding balance of $290.7 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of December 31, 2014 and 2013, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the years ended December 31, 2014 and 2013, we recognized $0.3 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the years ended December 31, 2014 and 2013, we recognized $0.5 million in interest to Shidler LP for the annual fee.

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

10.     Unsecured Notes Payable to Current and Former Related Parties

At December 31, 2014 and 2013, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million and $21.1 million, respectively.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler (“Venture”), and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend maturity for one additional year. In February 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015. In the first quarter of 2015, we agreed with the holders of these notes to extend the maturity date of the notes to June 30, 2016.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 11 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for each of these promissory notes is December 31, 2015 and is included in “Unsecured notes payable to current and former related parties” in the accompanying consolidated balance sheets as of December 31, 2014. In the first quarter of 2015, we agreed with the holders of these notes to extend the maturity date of the notes to June 30, 2016.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

support of the FHB Credit Facility is withdrawn, terminated or decreased prior to December 31, 2015. The promissory notes are unsecured obligations of the Operating Partnership and are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through December 31, 2014, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At December 31, 2014 and 2013, $12.8 million and $10.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

11.     Commitments and Contingencies

Minimum Future Ground Rents

We hold a long-term ground leasehold interest in our Waterfront Plaza property. The Waterfront Plaza ground lease expires December 31, 2060.  The annual rental obligation has fixed increases at 5-year intervals until it resets on January 1, 2036, 2041, 2046, 2051, and 2056 to an amount equal to the greater of (i) 8.0% of the fair market value of the land or (ii) the ground rent payable for the prior period.

Ground lease rent expense, including minimum rent and straight-line rent, recorded during each of the years ended December 31, 2014 and 2013 was $4.3 million.

The following table indicates our future minimum ground lease payments of our Waterfront Plaza Property for the years succeeding December 31, 2014 (in thousands):

2015	$2,128
2016	2,928
2017	2,928
2018	2,928
2019	2,928
Thereafter	194,548
Total future minimum ground lease payments	$208,388

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, Phoenix and Los Angeles. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of December 31, 2014, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of December 31, 2014 and 2013, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million and $0.7 million, respectively.  The accretion expense was not significant for each of the years ended December 31, 2014 and 2013.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of December 31, 2014 and 2013, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million for both periods. The accretion expense was not significant for each of the years ended December 31, 2014 and 2013.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of December 31, 2014, we are obligated to spend $4.0 million in capital expenditures and leasing costs through 2015.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

Tax Protection Arrangements

A sale of any of our wholly-owned properties that would not provide continued tax deferral to Venture is contractually restricted until March 2018, which is 10 years after the closing of the transaction related to such properties.  In addition, we have agreed that, during such 10-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions.  Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Operating Partnership units.

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party. As a result of the sale, certain contract parties claimed they were entitled to a make-whole cash payment under tax protection agreements relating to the property. During the third quarter of 2013, we held settlement discussions with certain claimants regarding these tax protection agreements and accrued $8.7 million for such liability as of December 31, 2013. In February 2014, we issued $8.3 million of subordinated promissory notes in settlement of the majority of such claims (see Note 10), and paid cash settlements totaling approximately $0.4 million in settlement of the remainder of such claims. Each party receiving a promissory note or cash payment released us from any

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

other claims under the tax protection agreements arising out of the sale of the First Insurance Center property and the foreclosure of our Sorrento Technology Center property in January 2012, as applicable.

In December 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. We completed the sale in January 2015 for aggregate consideration of $8.9 million. We believe that no tax indemnity liability will arise under the tax protection agreements in connection with this sale because the sale of the Clifford Center property resulted in a tax loss.

Indemnities

The mortgage debt that we maintain for our wholly-owned properties is typically property-specific debt that is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by James C. Reynolds, who beneficially owns 12% of our Class A Common Stock. Our Operating Partnership has agreed to indemnify Mr. Reynolds to the extent of his guaranty liability. This debt strategy isolates mortgage liabilities in separate, stand-alone entities, allowing us to have only our property-specific equity investment at risk, except to the extent of the recourse carve-outs. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

12.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2013 to December 31, 2014 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2013	$(144,471)	$127,268	$(67,329)	$(84,532)
Net income (loss)	(2,921)	2,273	(16,704)	(17,352)
Dividends and distributions	(1,748)	(2,273)	—	(4,021)
Balance at December 31, 2014	$(149,140)	$127,268	$(84,033)	$(105,905)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.  As of December 31, 2014 and 2013, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of December 31, 2014.  During the years ended December 31, 2014 and 2013, no Common Units or Preferred Units were redeemed or issued. As of December 31, 2014, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2014, the cumulative unpaid distributions attributable to Preferred Units were $9.1 million.  We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates.  The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote.  The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008.  This

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership.  As of December 31, 2014, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of December 31, 2014, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of December 31, 2014, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the year ended December 31,
	2014	2013
Net loss attributable to common stockholders - basic and diluted(1)	$(4,669)	$(6,151)

Weighted average number of common shares	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(1.18)	$(1.56)

(1)
For each of the years ended December 31, 2014 and 2013, net loss attributable to common stockholders includes $2.3 million of priority allocation to Preferred Unit holders, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the years ended December 31, 2014 and 2013, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

Our board of directors authorized daily dividends on the Senior Common Stock, payable to holders of record of the Senior Common Stock as of the close of business on each day of the period commencing April 22, 2010 through April 30, 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

declared for each month during such periods were paid on or about the 15th day of the following month. Commencing May 1, 2013, and continuing through February 28, 2015, our board of directors has authorized dividends on the Senior Common Stock at half the stated annualized rate. The difference between the stated dividend and the paid dividend, which will accrue until paid in full, amounted to $1.5 million as of December 31, 2014.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2014, the cumulative unpaid distributions attributable to Preferred Units were $9.1 million, which we do not anticipate to pay in 2015.

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

On February 15, 2013, the Bank of Hawaii Waikiki Center property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was previously owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses and then distributed to the members of the joint venture, including us. Final cash distributions were made to the members of the joint venture in March 2014 after dissolution and related costs were paid.

On November 25, 2014, the remaining portfolio of properties held by the POP San Diego joint venture (Torrey Hills Corporate Center, Palomar Heights Plaza and Scripps Ranch Business Park), located in San Diego, California, were sold to an unaffiliated third party. Net proceeds from the sale of the properties were used to repay the mortgage note payables, including the short-term financing provided by us, and other transaction related expenses. See Note 14 for more discussion on the short-term financing provided by us. Our investment in the unconsolidated joint venture that owned these properties was written off as of December 31, 2014.

Discontinued Operations

On December 29, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party buyer. We completed the sale in January 2015 for aggregate consideration of $8.9 million. As of December 31, 2014, the Clifford Center property is classified as held for sale. Accordingly, the operating results of the Clifford Center property for the years ended December 31, 2014 and 2013 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the operating results of the Clifford Center property that comprise loss from discontinued operations for the years ended December 31, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2014	2013
Revenue	$1,755	$1,617
Expenses	2,291	2,571
Loss from discontinued operations	$(536)	$(954)

14.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013, and property management fees of 2.5% to 4.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands):

	For the year ended December 31,
	2014	2013
Property management	$1,961	$1,948
Corporate management	853	853
Construction management and other	109	177
Total	$2,923	$2,978

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.5 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, we have $0.2 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the years ended December 31, 2014 and 2013, we recognized $0.5 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. See Note 9 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

As of December 31, 2013, we had accrued $8.7 million in connection with claims made by certain current and former affiliates of the Company and third parties that they were entitled to make-whole cash payments under tax protection agreements related to the sale of the First Insurance Center property. We settled these claims for the accrued amount in the first quarter of 2014. See Note 11 for additional information.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering certain of our properties.  Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock.  See Note 11 for additional discussion on these indemnities.

At December 31, 2014 and 2013, $12.8 million and $10.1 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets.  See Note 10 for a detailed discussion on these unsecured notes payable.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

In May 2013, we agreed to provide short-term financing in the total amount of $0.5 million to one of our unconsolidated joint ventures. As of March 31, 2014, we funded $0.4 million of this amount. No amounts were advanced in the second and third quarters of 2014. This loan bore interest at the annual compounded rate of 12% and was originally scheduled to mature at the earlier of April 30, 2014 or the sale or disposition of one of the properties included in the portfolio of the joint venture. In April 2014, we agreed to extend the maturity date of the loan from April 30, 2014 to the earlier of September 1, 2014 or the full repayment or discharge of the senior loans secured by the joint venture’s properties. In September 2014, we were notified by this unconsolidated joint venture that it would not timely repay the loan, including the accrued interest. As a result, we recorded an allowance for bad debt for the outstanding loan balance, including interest, which amounted to approximately $0.4 million as of September 30, 2014. In November 2014, the joint venture sold its portfolio of properties and repaid the loan and accrued interest in full.

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

At December 31, 2014, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the loans related to our Clifford Center property classified under “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets) were $290.7 million and $288.2 million, respectively.  At December 31, 2013, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $297.4 million and $292.5 million, respectively.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

16.     Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2014 and 2013 (in thousands, except for common share information). Certain quarterly amounts presented for 2014 and 2013 have been reclassified to reflect the Clifford Center property as held for sale as of December 31, 2014. Accordingly, the operating results of the Clifford Center property for the years ended December 31, 2014 and 2013 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

	Quarters Ended
	Dec 31	Sept 30	June 30	March 31
2014:
Total revenue	10,897	11,438	10,870	10,915
Net loss	(4,094)	(4,435)	(5,128)	(3,695)
Net loss attributable to common stockholders	(1,114)	(1,188)	(1,340)	(1,027)
Net loss per common share - basic and diluted	(0.28)	(0.30)	(0.34)	(0.26)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

2013:
Total revenue	10,919	10,976	10,882	10,888
Net loss	(4,767)	(12,764)	(4,127)	(2,477)
Net loss attributable to common stockholders	(1,261)	(3,008)	(1,121)	(761)
Net loss per common share - basic and diluted	(0.33)	(0.76)	(0.28)	(0.19)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

17.     Subsequent Events

On December 29, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party buyer. The agreement was subsequently amended in January 2015. On January 30, 2015, we completed the sale of the fee and leasehold interest in the Clifford Center property for aggregate consideration of $8.9 million. As a result of the sale, we recorded net sales proceeds of approximately $2.1 million after repaying the outstanding Clifford Center and Clifford Center Land mortgage loans and transaction-related expenses in the first quarter of 2015.

On March 10, 2015, we agreed with the holders of our outstanding promissory notes in the aggregate outstanding principal amount of $29.4 million to extend the maturity date of the notes from December 31, 2015 to June 30, 2016. See Note 10 for additional information regarding these promissory notes.