Form 10-Q
period 2015-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2015-05-08
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 7, 2015 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Investments in real estate, net	$200,682	$202,133
Real estate and other assets held for sale	—	7,337
Cash and cash equivalents	7,522	6,904
Restricted cash	2,964	3,552
Rents and other receivables, net	792	763
Deferred rents	3,909	3,633
Intangible assets, net	6,098	6,318
Other assets, net	1,994	1,186
Goodwill	37,665	39,111
Investments in unconsolidated joint ventures	1,255	1,281
Total assets	$262,881	$272,218

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$290,773	$290,738
Unsecured notes payable to current and former related parties	29,433	29,433
Accounts payable and other liabilities	36,036	35,113
Accrued interest payable to current and former related parties (Note 9)	13,462	12,776
Acquired below-market leases, net	3,416	3,474
Mortgage and other liabilities of real estate held for sale	—	6,589
Total liabilities	373,120	378,123

Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of March 31, 2015 and December 31, 2014) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at March 31, 2015 and December 31, 2014	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at March 31, 2015 and December 31, 2014	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	110	110
Cumulative deficit	(171,841)	(170,894)
Total stockholders’ equity (deficit)	(150,087)	(149,140)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(87,420)	(84,033)
Total equity (deficit)	(110,239)	(105,905)
Total liabilities and equity (deficit)	$262,881	$272,218

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2015	2014
Revenue
Rental	$5,387	$5,119
Tenant reimbursements	4,209	4,270
Parking	1,415	1,439
Other	68	87
Total revenue	11,079	10,915
Expenses
Rental property operating	6,088	6,451
General and administrative	392	383
Depreciation and amortization	2,648	2,696
Interest	5,059	4,975
Total expenses	14,187	14,505

Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(3,108)	(3,590)
Equity in net loss of unconsolidated joint ventures	(27)	(111)
Loss from continuing operations	(3,135)	(3,701)
Discontinued operations:
Income (loss) from discontinued operations before loss on sale of property	(38)	6
Loss on sale of property	(156)	—
Income (loss) from discontinued operations	(194)	6

Net loss	(3,329)	(3,695)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	3,387	3,673
Net loss attributable to non-controlling interests	2,819	3,105

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(510)	(590)
Dividends paid and accrued on Senior Common Stock	(437)	(437)
Net loss attributable to common stockholders	$(947)	$(1,027)

Loss per common share:
Loss from continuing operations	$(0.23)	$(0.26)
Loss from discontinued operations	(0.01)	—
Net loss per common share - basic and diluted	$(0.24)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the three months ended
	March 31,
	2015	2014
Operating activities
Net loss	$(3,329)	$(3,695)
Income (loss) from discontinued operations	(194)	6
Loss from continuing operations	(3,135)	(3,701)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities - continuing operations:
Depreciation and amortization	2,648	2,696
Deferred rent	(276)	(101)
Deferred ground rents	510	510
Interest amortization	782	696
Below-market lease amortization	(58)	(65)
Equity in net loss of unconsolidated joint ventures	27	111
Bad debt expense	(23)	(2)
Changes in operating assets and liabilities:
Restricted cash for operating activities	772	331
Rents and other receivables	12	(44)
Other assets	(858)	(341)
Accounts payable and other liabilities	(341)	(457)
Net cash provided by (used in) operating activities - continuing operations	60	(367)
Net cash used in operating activities - discontinued operations	(164)	(25)
Net cash used in operating activities	(104)	(392)

Investing activities
Additions to and improvement of real estate	(873)	(1,002)
Distributions from unconsolidated joint ventures	—	142
Contributions to unconsolidated joint ventures	—	(70)
Net sales proceeds from the sale of property	8,552	—
Payment of leasing commissions	(185)	(279)
Interim financing provided to unconsolidated joint venture	—	(175)
Change in restricted cash used for capital expenditures	(184)	146
Net cash provided by (used in) investing activities	7,310	(1,238)

Financing activities
Repayment of mortgage notes payable	(6,295)	(126)
Security deposits	(75)	2
Senior Common Stock dividends	(218)	(218)
Net cash used in financing activities	(6,588)	(342)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the three months ended
	March 31,
	2015	2014

Increase (decrease) in cash and cash equivalents	618	(1,972)
Cash and cash equivalents at beginning of period	6,904	15,364
Cash and cash equivalents at end of period	$7,522	$13,392

Supplemental cash flow information
Interest paid	$4,316	$4,348

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$787	$787
Change in accrued capital expenditures	$(79)	$197

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

Through our Operating Partnership, as of March 31, 2015, we owned three office properties comprising 1.2 million rentable square feet and were partners with third parties in three joint ventures, holding three office properties comprising seven buildings and 1.0 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of March 31, 2015, our Property Portfolio included office buildings in Honolulu, Phoenix and Los Angeles.

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

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2015. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of future results.

Principles of Consolidation

The accompanying consolidated financial statements include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, distributions from joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2015, we were obligated to spend $3.9 million in capital expenditures and leasing costs through the remainder of 2015.

As of March 31, 2015, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.8 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.2 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 1.41 years.

As of March 31, 2015, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2015 and promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $13.5 million) scheduled to mature on June 30, 2016. We intend to work with the lender of our credit facility on amending its terms in order to extend the maturity date, but there can be no assurance that we will be successful in doing so. In addition, the mortgage loans secured by each of our wholly-owned properties are scheduled to mature in 2016. If we are unable to successfully refinance any of these loans, we may be unable to retain our ownership of the property secured by such loan.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

amount of that asset below its fair value. A description of our testing policy is set forth in “Impairment of Long-Lived Assets” below.

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three months ended March 31, 2015 or 2014.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three months ended March 31, 2015 or 2014.

Discontinued Operations

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) are reported as discontinued operations in the consolidated statement of operations. A gain on sale, if any, is recognized in the period the property is disposed of.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In determining whether to report the results of operations, impairment and/or gain on sale of operating properties as discontinued operations, we evaluate whether the property that has been disposed of by sale, disposed of other than by sale or is classified as held for sale represents a strategic shift that has or will have a major effect on our operations and financial results. A strategic shift could include the disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity.

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheets. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. As of December 31, 2014, the Clifford Center property was classified as held for sale. In January 2015, we completed the sale of the Clifford Center property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of March 31, 2015 and the results of its operations before the sale for the periods ended March 31, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of March 31, 2015, goodwill of our consolidated properties amounted to $37.7 million, after writing off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.24 million and $0.10 million for the three months ended

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

March 31, 2015 and 2014, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Lease termination fees, which are included in “Other” revenues of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

“Other” revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.1 million and $0.2 million, as of March 31, 2015 and December 31, 2014, respectively.

We had a total of $1.7 million of lease security available in security deposits, as of both March 31, 2015 and December 31, 2014.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amended the criteria for reporting discontinued operations and expanded related disclosure requirements. Under ASU 2014-08, a discontinued operation is defined as 1) a component or group of components of an entity that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or 2) an acquired business activity that is classified as held for sale. A strategic shift could include the disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The adoption of this pronouncement did not have a material effect on our consolidated financial statements or disclosures, including the presentation of the Clifford Center property sale in January 2015 since the property was classified as held for sale prior to the adoption of this pronouncement on January 1, 2015.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 would change the presentation of our debt issuance costs, which we record as deferred loan fees, currently included in “Other assets, net” in the accompanying consolidated balance sheets.

3.    Investments in Real Estate, net

Our investments in real estate, net, at March 31, 2015 (unaudited), and at December 31, 2014, are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Land and land improvements	$33,819	$33,819
Building and building improvements	195,876	194,956
Tenant improvements	31,961	31,667
Construction in progress	2,533	2,979
Furniture, fixtures and equipment	1,319	1,319
Investments in real estate	265,508	264,740
Less: accumulated depreciation	(64,826)	(62,607)
Investments in real estate, net	$200,682	$202,133

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at March 31, 2015 (unaudited), and at December 31, 2014, are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Acquired leasing commissions:
Gross amount	$7,036	$6,913
Accumulated amortization	(3,939)	(3,783)
Acquired leasing commissions, net	3,097	3,130

Acquired leases in place:
Gross amount	5,621	5,624
Accumulated amortization	(5,500)	(5,500)
Acquired leases in place, net	121	124

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(8,391)	(8,223)
Acquired tenant relationship costs, net	863	1,031

Acquired other intangibles:
Gross amount	3,124	3,125
Accumulated amortization	(1,107)	(1,092)
Acquired other intangibles, net	2,017	2,033

Intangible assets, net	$6,098	$6,318

Acquired below-market leases:
Gross amount	$6,640	$6,640
Accumulated amortization	(3,224)	(3,166)
Acquired below-market leases, net	$3,416	$3,474

5.     Investments in Unconsolidated Joint Ventures

At March 31, 2015, we were partners with third parties in three joint ventures, holding three office properties, comprised of seven buildings and 1.0 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the three months ended March 31,
	2015	2014
Revenues:
Rental	$3,215	$3,588
Other	855	911
Total revenues	4,070	4,499
Expenses:
Rental operating	2,740	2,820
Depreciation and amortization	914	1,700
Interest	1,001	1,503
Other	—	12
Total expenses	4,655	6,035
Net loss	$(585)	$(1,536)

Equity in net loss of unconsolidated joint ventures	$(27)	$(111)

	March 31, 2015	December 31, 2014
Investment in real estate, net	$78,842	$77,655
Other assets	17,390	18,021
Total assets	$96,232	$95,676

Mortgage and other loans	$67,494	$66,152
Other liabilities	3,485	3,686
Total liabilities	$70,979	$69,838

Investments in unconsolidated joint ventures	$1,255	$1,281

6.     Other Assets, net

 Other assets, net, at March 31, 2015 (unaudited), and at December 31, 2014, consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred loan fees, net of accumulated amortization of $1.7 million at March 31, 2015 and December 31, 2014	$305	$354
Prepaid expenses	1,689	832
Total other assets, net	$1,994	$1,186

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

7.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at March 31, 2015 (unaudited), and at December 31, 2014, consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts payable	$815	$1,218
Interest payable	953	953
Deferred revenue	851	922
Security deposits	1,706	1,675
Deferred straight-line ground rent	17,138	16,628
Accrued distributions attributable to Preferred Units	9,659	9,091
Accrued expenses	4,278	4,001
Asset retirement obligations	636	625
Total accounts payable and other liabilities	$36,036	$35,113

8.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount, at March 31, 2015 (unaudited), and at December 31, 2014 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	March 31, 2015	December 31, 2014	Interest Rate	Maturity Date
Pan Am Building	59,993	59,991	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,780	94,747	5.86%	11/11/2016
Subtotal	265,773	265,738
Revolving line of credit(1)	25,000	25,000	1.10%	12/31/2015
Total mortgage and other loans, net	$290,773	$290,738

(1)
The revolving line of credit matures on December 31, 2015.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

The lenders’ collateral for these mortgage loans is the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases and rights under certain service agreements.

As of December 31, 2014, the total outstanding balance of the Clifford Center loans amounted to $6.3 million and is included in “Mortgage and other liabilities of real estate held for sale” in the accompanying consolidated balance sheets. These loans were repaid in full upon the completion of the sale of the Clifford Center property in January 2015.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding March 31, 2015 are as follows (in thousands):

2015	$25,000
2016	266,000
Total mortgage and other loans(1)	$291,000

(1)
This balance is the gross amount and does not include the discount of $0.2 million which is included in the outstanding balance of $290.8 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of March 31, 2015 and December 31, 2014, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended March 31, 2015 and 2014, we recognized $0.07 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended March 31, 2015 and 2014, we recognized $0.1 million in interest to Shidler LP for the annual fee.

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

9.     Unsecured Notes Payable to Current and Former Related Parties

At March 31, 2015 and December 31, 2014, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler (“Venture”), and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. In February 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015. In March 2015, we agreed with the holders of these notes to extend the maturity date of the notes to June 30, 2016.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 10 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. In March 2015, we agreed with the holders of these notes to extend the maturity date of the notes to June 30, 2016.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity, and specific to the promissory notes issued in February 2014, under certain circumstances in the event that the Operating Partnership has fully satisfied or is released from liability under its indemnification agreement with Shidler LP relating to the security pledged by Shidler LP in support of the FHB Credit Facility. The promissory notes are unsecured obligations of the Operating Partnership and are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through March 31, 2015, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At March 31, 2015 and December 31, 2014, $13.5 million and $12.8 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, Phoenix and Los Angeles. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of March 31, 2015, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of March 31, 2015 and December 31, 2014, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million as of both dates.  The accretion expense for the three months ended March 31, 2015 or 2014 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of March 31, 2015 and December 31, 2014, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million as of both dates. The accretion expense for the three months ended March 31, 2015 or 2014 was not significant.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of March 31, 2015, we are obligated to spend $3.9 million in capital expenditures and leasing costs through the remainder of 2015.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

11.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2014 to March 31, 2015 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2014	$(149,140)	$127,268	$(84,033)	$(105,905)
Net income (loss)	(510)	568	(3,387)	(3,329)
Dividends and distributions	(437)	(568)	—	(1,005)
Balance at March 31, 2015	$(150,087)	$127,268	$(87,420)	$(110,239)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.  As of March 31, 2015 and December 31, 2014, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of March 31, 2015.  During the three months ended March 31, 2015 and 2014, no Common Units or Preferred Units were redeemed or issued. As of March 31, 2015, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2015, the cumulative unpaid distributions attributable to Preferred Units were $9.7 million.  We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of March 31, 2015, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of March 31, 2015, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of March 31, 2015, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2015	2014
Net loss attributable to common stockholders - basic and diluted(1)	$(947)	$(1,027)

Weighted average number of common shares	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.24)	$(0.26)

(1)
For each of the three month periods ended March 31, 2015 and 2014, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three month periods ended March 31, 2015 and 2014, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For each of the three month periods ended March 31, 2015 and 2014, we paid an aggregate of $0.2 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $1.7 million in aggregate as of March 31, 2015. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through May 31, 2015.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2015, the cumulative unpaid distributions attributable to Preferred Units were $9.7 million, which we do not anticipate to pay in 2015.

Dividends declared and accrued on the Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Accrued distributions on Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

12.     Disposition Activity

Disposition of Unconsolidated Joint Venture Investments

On November 25, 2014, the remaining portfolio of properties held by the POP San Diego joint venture (Torrey Hills Corporate Center, Palomar Heights Plaza and Scripps Ranch Business Park), located in San Diego, California, were sold to an unaffiliated third party. Net proceeds from the sale of the properties were used to repay the mortgage notes payable, including the short-term financing provided by us, and other transaction related expenses. See Note 13 for more discussion on the short-term financing provided by us. Our investment in the unconsolidated joint venture that owned these properties was written off as of December 31, 2014.

Sale of Clifford Center

On December 29, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party buyer. As of December 31, 2014, the Clifford Center property is classified as held for sale. In January 2015, we completed the sale of the Clifford Center property for aggregate consideration of $8.9 million. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet as of March 31, 2015 and the results of its operations before the sale for the periods ended March 31, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the operating results of the Clifford Center property that comprise income (loss) from discontinued operations for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Revenue	$130	$437
Expenses	168	431
Income (loss) from discontinued operations before loss on sale of property	(38)	6
Loss on sale of property	(156)	—
Income (loss) from discontinued operations	$(194)	$6

13.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

our wholly-owned properties. For its services, Shidler Pacific Advisors earns a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2015 and 2014, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands):

	For the three months ended March 31,
	2015	2014
Property management	$466	$488
Corporate management	175	213
Construction management and other	37	27
Total	$678	$728

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million for each of the three month periods ended March 31, 2015 and 2014. At March 31, 2015, we have $0.2 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended March 31, 2015 and 2014, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering certain of our properties.  Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock.  See Note 10 for additional discussion on these indemnities.

At March 31, 2015 and December 31, 2014, $13.5 million and $12.8 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these unsecured notes payable.

In May 2013, we agreed to provide short-term financing of up to $0.5 million to one of our unconsolidated joint ventures. This loan bore interest at the annual compounded rate of 12% and was scheduled to mature at the earlier of September 1, 2014 or the full repayment or discharge of the senior loans secured by the joint venture’s properties. In November 2014, the joint venture sold its portfolio of properties and repaid the loan and accrued interest in full which amounted to approximately $0.4 million.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

At March 31, 2015, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $290.8 million and $289.1 million, respectively.  At December 31, 2014, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the loans related to our Clifford Center property classified under “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets which were repaid in full upon the completion of the sale in January 2015) were $290.7 million and $288.2 million, respectively.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of March 31, 2015, we owned three office properties comprising 1.2 million rentable square feet and were partners with third parties in three joint ventures, holding three office properties comprising seven buildings and 1.0 million rentable square feet (“Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of March 31, 2015, our Property Portfolio included office buildings in Honolulu, Phoenix and Los Angeles.

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

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Overview

As of March 31, 2015, our wholly-owned properties were 85.9% leased, with approximately 157,200 square feet available, under a total of 325 leases. As of that date, 11.3% of our leased square footage was scheduled to expire during 2015 and another 12.6% of our leased square footage was scheduled to expire during 2016. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended March 31, 2015 to
the three months ended March 31, 2014 (in thousands)

	2015	2014	$ Change	% Change
Revenue:
Rental	$5,387	$5,119	$268	5.2%
Tenant reimbursements	4,209	4,270	(61)	(1.4)%
Parking	1,415	1,439	(24)	(1.7)%
Other	68	87	(19)	(21.8)%
Total revenue	11,079	10,915	164	1.5%
Expenses:
Rental property operating	6,088	6,451	(363)	(5.6)%
General and administrative	392	383	9	2.3%
Depreciation and amortization	2,648	2,696	(48)	(1.8)%
Interest	5,059	4,975	84	1.7%
Total expenses	14,187	14,505	(318)	(2.2)%
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(3,108)	(3,590)	482	(13.4)%
Equity in net loss of unconsolidated joint ventures	(27)	(111)	84	(75.7)%
Loss from continuing operations	(3,135)	(3,701)	566	(15.3)%
Discontinued operations:
Income (loss) from discontinued operations before loss on sale of property	(38)	6	(44)	(733.3)%
Loss on sale of property	(156)	—	(156)	(100.0)%
Income (loss) from discontinued operations	(194)	6	(200)	(3,333.3)%

Net loss	$(3,329)	$(3,695)	$366	(9.9)%

Revenues

Rental revenue. Total rental revenue increased by $0.3 million, or 5.2%, primarily due to a deferred rent adjustment which increased rental revenues at Waterfront Plaza related to a tenant who renewed its lease in the current year period ($0.2 million) and a decrease in lease incentives related to negotiated lease incentives provided to a tenant at Pan Am Building in the prior year period ($0.2 million), partially offset by a decrease in rental revenues at Davies Pacific Center related to a tenant who vacated its leased premises ($0.1 million) in the prior year.

Tenant reimbursements. Total tenant reimbursements decreased by $0.1 million, or 1.4%, primarily due to decreased tenant recoveries for common area maintenance expenses at Davies Pacific Center from the prior year period.

Parking revenue. Total parking revenue decreased by an insignificant amount compared to the prior year.

Other revenue. Total other revenue decreased by an insignificant amount compared to the prior year.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.4 million, or 5.6%, primarily due to decreases in electricity expenses at Davies Pacific Center ($0.1 million), Pan Am Building ($0.1 million) and at Waterfront Plaza ($0.2 million) compared to the prior year period.

Pacific Office Properties Trust, Inc.

General and administrative expense. Total general and administrative expenses increased by an insignificant amount compared to the prior year.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by an insignificant amount compared to the prior year.

Interest expense. Total interest expense increased by $0.1 million, or 1.7%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties issued in February 2014.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures decreased by $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease is primarily attributable to losses which we incurred from our POP San Diego joint venture in the prior year period but did not incur in the current year period due to the write-off of our investment in the POP San Diego joint venture in the second quarter of 2014.

Income (loss) from discontinued operations before loss on sale of property

For the three months ended March 31, 2015, discontinued operations reflect the net results of operations of the Clifford Center property prior to its sale by us in January 2015. For the three months ended March 31, 2014, discontinued operations reflect the net results of operations of the Clifford Center property.

Loss on sale of property

We recognized a loss related to the sale of our Clifford Center property in January 2015. We previously classified the assets and liabilities related to this property as held for sale on our consolidated balance sheet and the net results of its operations as discontinued operations on our consolidated statements of operations.

Cash Flows

Net cash used in operating activities for the Company for the three months ended March 31, 2015 was $0.1 million compared to $0.4 million for the three months ended March 31, 2014. The decrease was primarily the result of an increase in rental revenues and a decrease in rental property operating expenses from the prior year period.

Net cash provided by investing activities for the Company for the three months ended March 31, 2015 was $7.3 million compared to net cash used in investing activities of $1.2 million for the three months ended March 31, 2014. The increase was primarily the result of net proceeds from the sale of our Clifford Center property in January 2015.

Net cash used in financing activities was $6.6 million for the three months ended March 31, 2015 compared to $0.3 million during the three months ended March 31, 2014.  The decrease was primarily due to the repayment of mortgage notes payable related to the Clifford Center property as a result of the sale of the property in January 2015.

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

Pacific Office Properties Trust, Inc.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, distributions from joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them. If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Unrestricted and restricted cash on hand

As of March 31, 2015, we had $7.5 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.0 million.  A summary of our restricted cash reserves is as follows (in thousands):

March 31, 2015
Tax, insurance and other working capital reserves	$1,116
Leasing and capital expenditure reserves	581
Ground lease reserves	969
Collateral accounts	298
Total restricted cash	$2,964

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

Pacific Office Properties Trust, Inc.

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

Asset dispositions

In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but our ability to do so on acceptable terms or at all is highly uncertain.  Moreover, a sale of any of our wholly-owned properties that would not provide continued tax deferral to POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler, which we refer to as Venture, is contractually restricted for ten years after the closing of the transactions related to such properties. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2015, we were obligated to spend $3.9 million in capital expenditures and leasing costs through the remainder of 2015.

Debt service and financing costs

As of March 31, 2015, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.8 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.2 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 1.41 years. See “Indebtedness” below for additional information with respect to our consolidated debt.

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

We did not declare a dividend on our Class A Common Stock during 2014, and do not currently expect to declare a dividend on our Class A Common Stock in 2015.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2014, and does not expect to do so for 2015.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common

Pacific Office Properties Trust, Inc.

Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

For each of the three month periods ended March 31, 2015 and 2014, we paid an aggregate of $0.2 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $1.7 million in aggregate as of March 31, 2015. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through May 31, 2015.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2015, the cumulative unpaid distributions attributable to Preferred Units were $9.7 million, which we do not anticipate to pay in 2015.

We cannot provide any assurance as to when, or if, we will pay the accrued dividends on the Senior Common Stock or resume the payment of dividends at the full stated annualized rate, or if we will continue to pay dividends on the Senior Common Stock at half the stated annualized rate or at all. Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of March 31, 2015. Unless otherwise indicated in the footnotes to the table, each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Pan Am Building	$60,000	6.17%	8/11/2016	60,000	(1)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(2)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(3)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(4)
Subtotal	266,000
Revolving line of credit(5)	25,000	1.10%	12/31/2015	25,000
Outstanding principal balance	291,000
Less: Unamortized discount, net	(227)
Mortgage and other loans, net	$290,773

Pacific Office Properties Trust, Inc.

(1)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(2)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(3)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(4)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(5)	The revolving line of credit matures on December 31, 2015. See “Revolving Line of Credit” below.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of March 31, 2015 and December 31, 2014, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At March 31, 2015 and December 31, 2014, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. In February 2014, we agreed with the holders of these notes to extend the maturity date of the notes to December 31, 2015. In March 2015, we agreed with the holders of these notes to extend the maturity date of the notes to June 30, 2016.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 10 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the

Pacific Office Properties Trust, Inc.

payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. In March 2015, we agreed with the holders of these notes to extend the maturity date of the notes to June 30, 2016.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity, and specific to the promissory notes issued in February 2014, under certain circumstances in the event that the Operating Partnership has fully satisfied or is released from liability under its indemnification agreement with Shidler LP relating to the security pledged by Shidler LP in support of the FHB Credit Facility. The promissory notes are unsecured obligations of the Operating Partnership and are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through March 31, 2015, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At March 31, 2015 and December 31, 2014, $13.5 million and $12.8 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors set forth in that report.  In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

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

10.1
First Amendment to Purchase and Sale Agreement, dated January 9, 2015, between City Center Land Company, LLC and City Center, LLC and U. Yamane, Limited (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 13, 2015 (File No. 001-09900) and incorporated herein by reference).

10.2
Amendment to Subordinated Promissory Notes, dated as of March 10, 2015, among Pacific Office Properties, L.P. and the holders named therein (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 13, 2015 (File No. 001-09900) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Filed herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	May 8, 2015	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)