Form 10-Q
period 2015-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2015-08-07
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 6, 2015 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Investments in real estate, net	$199,257	$202,133
Real estate and other assets held for sale	—	7,337
Cash and cash equivalents	6,481	6,904
Restricted cash	3,482	3,552
Rents and other receivables, net	826	763
Deferred rents	3,553	3,633
Intangible assets, net	5,943	6,318
Other assets, net	1,409	1,186
Goodwill	37,665	39,111
Investments in unconsolidated joint ventures	1,223	1,281
Total assets	$259,839	$272,218

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$290,808	$290,738
Unsecured notes payable to current and former related parties	29,433	29,433
Accounts payable and other liabilities	37,348	35,113
Accrued interest payable to current and former related parties (Note 9)	14,166	12,776
Acquired below-market leases, net	3,358	3,474
Mortgage and other liabilities of real estate held for sale	—	6,589
Total liabilities	375,113	378,123

Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of June 30, 2015 and December 31, 2014) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at June 30, 2015 and December 31, 2014	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at June 30, 2015 and December 31, 2014	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	110	110
Cumulative deficit	(172,941)	(170,894)
Total stockholders’ equity (deficit)	(151,187)	(149,140)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(91,355)	(84,033)
Total equity (deficit)	(115,274)	(105,905)
Total liabilities and equity (deficit)	$259,839	$272,218

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	June 30,
	2015	2014
Revenue
Rental	$4,908	$5,039
Tenant reimbursements	4,108	4,317
Parking	1,472	1,429
Other	67	85
Total revenue	10,555	10,870
Expenses
Rental property operating	6,327	6,543
General and administrative	407	453
Depreciation and amortization	2,692	2,768
Interest	5,125	5,079
Total expenses	14,551	14,843

Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(3,996)	(3,973)
Equity in net loss of unconsolidated joint ventures	(41)	(950)
Loss from continuing operations	(4,037)	(4,923)
Income (loss) from discontinued operations	8	(205)
Net loss	(4,029)	(5,128)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	3,935	4,794
Net loss attributable to non-controlling interests	3,367	4,226

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(662)	(902)
Dividends paid and accrued on Senior Common Stock	(438)	(438)
Net loss attributable to common stockholders	$(1,100)	$(1,340)

Loss per common share:
Loss from continuing operations	$(0.28)	$(0.33)
Loss from discontinued operations	—	(0.01)
Net loss per common share - basic and diluted	$(0.28)	$(0.34)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the six months ended
	June 30,
	2015	2014
Revenue
Rental	$10,295	$10,158
Tenant reimbursements	8,317	8,587
Parking	2,887	2,868
Other	135	172
Total revenue	21,634	21,785
Expenses
Rental property operating	12,415	12,994
General and administrative	799	836
Depreciation and amortization	5,340	5,464
Interest	10,184	10,054
Total expenses	28,738	29,348

Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(7,104)	(7,563)
Equity in net loss of unconsolidated joint ventures	(68)	(1,061)
Loss from continuing operations	(7,172)	(8,624)
Discontinued operations:
Loss from discontinued operations before loss on sale of property	(30)	(199)
Loss on sale of property	(156)	—
Loss from discontinued operations	(186)	(199)

Net loss	(7,358)	(8,823)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(1,136)	(1,136)
Common unitholders in the Operating Partnership	7,322	8,467
Net loss attributable to non-controlling interests	6,186	7,331

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(1,172)	(1,492)
Dividends paid and accrued on Senior Common Stock	(875)	(875)
Net loss attributable to common stockholders	$(2,047)	$(2,367)

Loss per common share:
Loss from continuing operations	$(0.51)	$(0.59)
Loss from discontinued operations	(0.01)	(0.01)
Net loss per common share - basic and diluted	$(0.52)	$(0.60)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the six months ended
	June 30,
	2015	2014
Operating activities
Net loss	$(7,358)	$(8,823)
Loss from discontinued operations	(186)	(199)
Loss from continuing operations	(7,172)	(8,624)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities - continuing operations:
Depreciation and amortization	5,340	5,464
Deferred rent	80	44
Deferred ground rents	1,020	1,020
Interest amortization	1,582	1,450
Below-market lease amortization	(116)	(130)
Equity in net loss of unconsolidated joint ventures	68	1,061
Bad debt expense	36	(57)
Changes in operating assets and liabilities:
Restricted cash for operating activities	169	323
Rents and other receivables	(80)	(137)
Other assets	(322)	245
Accounts payable and other liabilities	(299)	(459)
Net cash provided by operating activities - continuing operations	306	200
Net cash used in operating activities - discontinued operations	(159)	(6)
Net cash provided by operating activities	147	194

Investing activities
Additions to and improvement of real estate	(1,917)	(3,211)
Distributions from unconsolidated joint ventures	—	142
Contributions to unconsolidated joint ventures	—	(95)
Net sales proceeds from the sale of property	8,552	—
Payment of leasing commissions	(379)	(440)
Interim financing provided to unconsolidated joint venture	—	(175)
Change in restricted cash used for capital expenditures	(100)	111
Net cash provided by (used in) investing activities	6,156	(3,668)

Financing activities
Repayment of mortgage notes payable	(6,295)	(252)
Security deposits	6	(16)
Senior Common Stock dividends	(437)	(437)
Net cash used in financing activities	(6,726)	(705)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the six months ended
	June 30,
	2015	2014

Decrease in cash and cash equivalents	(423)	(4,179)
Cash and cash equivalents at beginning of period	6,904	15,364
Cash and cash equivalents at end of period	$6,481	$11,185

Supplemental cash flow information
Interest paid	$8,686	$8,788

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$1,574	$1,574
Change in accrued capital expenditures	$(206)	$(1,437)

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

Through our Operating Partnership, as of June 30, 2015, we owned three office properties comprising 1.2 million rentable square feet and were partners with third parties in three joint ventures, holding three office properties comprising seven buildings and 1.0 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of June 30, 2015, our Property Portfolio included office buildings in Honolulu, Phoenix and Los Angeles.

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

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the six months ended June 30, 2015. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the six months ended June 30, 2015 are not necessarily indicative of future results.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of June 30, 2015, we were obligated to spend $4.0 million in capital expenditures and leasing costs through the remainder of 2015.

As of June 30, 2015, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.8 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.2 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 1.16 years.

As of June 30, 2015, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2015 and promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $14.2 million) scheduled to mature on June 30, 2016. We intend to work with the lender of our credit facility on amending its terms in order to extend the maturity date, but there can be no assurance that we will be successful in doing so. In addition, the mortgage loans secured by each of our wholly-owned properties are scheduled to mature in 2016. If we are unable to successfully refinance any of these loans, we may be unable to retain our ownership of the property secured by such loan.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three and six month periods ended June 30, 2015. For the three and six month periods ended June 30, 2014, we recorded non-cash impairment charges of $0.2 million on our Clifford Center property, as a result of the property’s fair value being below its current carrying value, in connection with the anticipated sale of the property, which was completed in January 2015. The non-cash impairment charges are included in “Loss from discontinued operations” on the consolidated statement of operations.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2009-17, Consolidations (Topic 810), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires ongoing assessments of the investments to determine whether or not they are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable.  We currently do not hold any investments in VIEs.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three and six month periods ended June 30, 2015. In the second quarter of 2014, we noted uncertainty surrounding the recoverability of our investment in the POP San Diego joint venture and as a result, we recorded a non-cash impairment charge of approximately $0.9 million during the three and six month periods ended June 30, 2014 to write off our investment. The charge is included in “Equity in net loss of unconsolidated joint ventures” on the consolidated statement of operations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Discontinued Operations

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity are reported as discontinued operations in the consolidated statement of operations. A gain on sale, if any, is recognized in the period the property is disposed of.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheets. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. As of December 31, 2014, the Clifford Center property was classified as held for sale. In January 2015, we completed the sale of the Clifford Center property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of June 30, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three and six month periods ended June 30, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of June 30, 2015, goodwill of our consolidated properties amounted to $37.7 million, after writing off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.36) million and $(0.15) million for the three months ended June 30, 2015 and 2014, respectively, and $(0.12) million and $(0.04) million for the six months ended June 30, 2015 and 2014, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.2 million, as of both June 30, 2015 and December 31, 2014.

We had a total of $1.8 million and $1.7 million of lease security available in security deposits, as of June 30, 2015 and December 31, 2014, respectively.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amended the criteria for reporting discontinued operations and expanded related disclosure requirements. Under ASU 2014-08, a discontinued operation is defined as 1) a component or group of components of an entity that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or 2) an acquired business activity that is classified as held for sale. A strategic shift could include the disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The adoption of this pronouncement did not have a material effect on our consolidated financial statements or disclosures, including the presentation of the Clifford Center property sale in January 2015 since the property was classified as held for sale prior to the adoption of this pronouncement on January 1, 2015.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 establishes that companies may recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on when and how entities should assess their ability to continue as a going concern and related footnote disclosures. Under ASU 2014-15, management is required to perform annual and interim assessments of an entity’s ability to continue as a going concern within one year after the financial statement issuance date. Certain disclosures are required if there are conditions present that raise substantial doubt about an entity’s ability to continue as a going concern during this period. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently assessing the impact that this standard will have on our consolidated financial statements and disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”) which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. Early adoption is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements and disclosures.

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

3.    Investments in Real Estate, net

Our investments in real estate, net, at June 30, 2015 (unaudited), and at December 31, 2014, are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Land and land improvements	$33,819	$33,819
Building and building improvements	195,885	194,956
Tenant improvements	31,878	31,667
Construction in progress	3,290	2,979
Furniture, fixtures and equipment	1,319	1,319
Investments in real estate	266,191	264,740
Less: accumulated depreciation	(66,934)	(62,607)
Investments in real estate, net	$199,257	$202,133

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at June 30, 2015 (unaudited), and at December 31, 2014, are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Acquired leasing commissions:
Gross amount	$6,967	$6,913
Accumulated amortization	(3,862)	(3,783)
Acquired leasing commissions, net	3,105	3,130

Acquired leases in place:
Gross amount	5,468	5,624
Accumulated amortization	(5,348)	(5,500)
Acquired leases in place, net	120	124

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(8,537)	(8,223)
Acquired tenant relationship costs, net	717	1,031

Acquired other intangibles:
Gross amount	3,113	3,125
Accumulated amortization	(1,112)	(1,092)
Acquired other intangibles, net	2,001	2,033

Intangible assets, net	$5,943	$6,318

Acquired below-market leases:
Gross amount	$6,634	$6,640
Accumulated amortization	(3,276)	(3,166)
Acquired below-market leases, net	$3,358	$3,474

5.     Investments in Unconsolidated Joint Ventures

At June 30, 2015, we were partners with third parties in three joint ventures, holding three office properties, comprised of seven buildings and 1.0 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
Rental	$3,520	$3,760	$6,735	$7,348
Other	834	839	1,689	1,750
Total revenues	4,354	4,599	8,424	9,098
Expenses:
Rental operating	2,874	3,082	5,614	5,902
Depreciation and amortization	1,367	639	2,281	2,339
Interest	1,009	1,380	2,010	2,883
Other	—	—	—	12
Total expenses	5,250	5,101	9,905	11,136
Net loss	$(896)	$(502)	$(1,481)	$(2,038)

Equity in net loss of unconsolidated joint ventures(1)	$(41)	$(950)	$(68)	$(1,061)

(1)
For the three and six months ended June 30, 2014, equity in net loss of unconsolidated joint ventures includes a non-cash impairment charge of approximately $0.9 million to write off our investment in the POP San Diego joint venture as a result of uncertainty surrounding the recoverability of our investment.

	June 30, 2015	December 31, 2014
Investment in real estate, net	$78,635	$77,655
Other assets	16,651	18,021
Total assets	$95,286	$95,676

Mortgage and other loans	$67,716	$66,152
Other liabilities	3,013	3,686
Total liabilities	$70,729	$69,838

Investments in unconsolidated joint ventures	$1,223	$1,281

6.     Other Assets, net

 Other assets, net, at June 30, 2015 (unaudited), and at December 31, 2014, consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred loan fees, net of accumulated amortization of $1.8 million and $1.7 million at June 30, 2015 and December 31, 2014, respectively	$256	$354
Prepaid expenses	1,153	832
Total other assets, net	$1,409	$1,186

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

7.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at June 30, 2015 (unaudited), and at December 31, 2014, consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable	$850	$1,218
Interest payable	908	953
Deferred revenue	791	922
Security deposits	1,787	1,675
Deferred straight-line ground rent	17,649	16,628
Accrued distributions attributable to Preferred Units	10,227	9,091
Accrued expenses	4,488	4,001
Asset retirement obligations	648	625
Total accounts payable and other liabilities	$37,348	$35,113

8.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount, at June 30, 2015 (unaudited), and at December 31, 2014 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	June 30, 2015	December 31, 2014	Interest Rate	Maturity Date
Pan Am Building	$59,994	$59,991	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,814	94,747	5.86%	11/11/2016
Subtotal	265,808	265,738
Revolving line of credit(1)	25,000	25,000	1.10%	12/31/2015
Total mortgage and other loans, net	$290,808	$290,738

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding June 30, 2015 are as follows (in thousands):

2015	$25,000
2016	266,000
Total mortgage and other loans(1)	$291,000

(1)
This balance is the gross amount and does not include the discount of $0.2 million which is included in the outstanding balance of $290.8 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of June 30, 2015 and December 31, 2014, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three and six month periods ended June 30, 2015 and 2014, we recognized $0.1 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended June 30, 2015 and 2014, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the six month periods ended June 30, 2015 and 2014, we recognized $0.2 million in interest to Shidler LP for the annual fee.

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

9.     Unsecured Notes Payable to Current and Former Related Parties

At June 30, 2015 and December 31, 2014, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

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

For the period from March 20, 2008 through June 30, 2015, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At June 30, 2015 and December 31, 2014, $14.2 million and $12.8 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu, Phoenix and Los Angeles. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of June 30, 2015, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of June 30, 2015 and December 31, 2014, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.6 million as of both dates.  The accretion expense for the three and six month periods ended June 30, 2015 and 2014 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of June 30, 2015 and December 31, 2014, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million as of both dates. The accretion expense for the three and six month periods ended June 30, 2015 and 2014 was not significant.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of June 30, 2015, we are obligated to spend $4.0 million in capital expenditures and leasing costs through the remainder of 2015.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

11.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2014 to June 30, 2015 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2014	$(149,140)	$127,268	$(84,033)	$(105,905)
Net income (loss)	(1,172)	1,136	(7,322)	(7,358)
Dividends and distributions	(875)	(1,136)	—	(2,011)
Balance at June 30, 2015	$(151,187)	$127,268	$(91,355)	$(115,274)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.  As of June 30, 2015 and December 31, 2014, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of June 30, 2015.  During the three and six months ended June 30, 2015 and 2014, no Common Units or Preferred Units were redeemed or issued. As of June 30, 2015, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At June 30, 2015, the cumulative unpaid distributions attributable to Preferred Units were $10.2 million.  We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of June 30, 2015, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of June 30, 2015, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of June 30, 2015, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders - basic and diluted(1)	$(1,100)	$(1,340)	$(2,047)	$(2,367)

Weighted average number of common shares	3,941,242	3,941,242	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.28)	$(0.34)	$(0.52)	$(0.60)

(1)
For the three and six months ended June 30, 2015 and 2014, net loss attributable to common stockholders includes $0.6 million and $1.1 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three and six month periods ended June 30, 2015 and 2014, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends and Distributions

For the three and six months ended June 30, 2015 and 2014, we paid an aggregate of $0.2 million and $0.4 million, respectively, in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $2.0 million in aggregate as of June 30, 2015. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through August 31, 2015.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2015, the cumulative unpaid distributions attributable to Preferred Units were $10.2 million, which we do not anticipate to pay in 2015.

Dividends declared and accrued on the Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Accrued distributions on Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

12.     Disposition Activity

Disposition of Unconsolidated Joint Venture Investments

On November 25, 2014, the remaining portfolio of properties held by the POP San Diego joint venture (Torrey Hills Corporate Center, Palomar Heights Plaza and Scripps Ranch Business Park), located in San Diego, California, was sold to an unaffiliated third party. Net proceeds from the sale of the properties were used to repay the mortgage notes payable, including the short-term financing provided by us, and other transaction related expenses. See Note 13 for more discussion on the short-term financing provided by us. Our investment in the unconsolidated joint venture that owned these properties was written off as of December 31, 2014.

Sale of Clifford Center

On December 29, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party buyer. As of December 31, 2014, the Clifford Center property was classified as held for sale. In January 2015, we completed the sale of the Clifford Center property for aggregate consideration of $8.9 million. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet as of June 30, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three and six month periods ended June 30, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the operating results of the Clifford Center property that comprise income (loss) from discontinued operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenue	$—	$451	$130	$889
Expenses	(8)	656	160	1,088
Income (loss) from discontinued operations before loss on sale of property	8	(205)	(30)	(199)
Loss on sale of property	—	—	(156)	—
Income (loss) from discontinued operations	$8	$(205)	$(186)	$(199)

13.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earns a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2015 and 2014, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Property management	$457	$492	$923	$980
Corporate management	175	213	350	426
Construction management and other	11	48	48	75
Total	$643	$753	$1,321	$1,481

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million for each of the three month periods ended June 30, 2015 and 2014, and $0.3 million for each of the six month periods ended June 30, 2015 and 2014. At June 30, 2015, we have $0.3 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended June 30, 2015 and 2014, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the six month periods ended June 30, 2015 and 2014, we recognized $0.2 million in interest to Shidler LP for this annual fee. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering certain of our properties.  Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock.  See Note 10 for additional discussion on these indemnities.

At June 30, 2015 and December 31, 2014, $14.2 million and $12.8 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these unsecured notes payable.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

At June 30, 2015, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $290.8 million and $289.5 million, respectively.  At December 31, 2014, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the loans related to our Clifford Center property classified under “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets which were repaid in full upon the completion of the sale in January 2015) were $290.7 million and $288.2 million, respectively.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of June 30, 2015, we owned three office properties comprising 1.2 million rentable square feet and were partners with third parties in three joint ventures, holding three office properties comprising seven buildings and 1.0 million rentable square feet (“Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of June 30, 2015, our Property Portfolio included office buildings in Honolulu, Phoenix and Los Angeles.

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

Results of Operations

Overview

As of June 30, 2015, our wholly-owned properties were 86.7% leased, with approximately 148,400 square feet available, under a total of 323 leases. As of that date, 10.2% of our leased square footage was scheduled to expire during 2015 and another 12.8% of our leased square footage was scheduled to expire during 2016. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended June 30, 2015 to
the three months ended June 30, 2014 (in thousands)

	2015	2014	$ Change	% Change
Revenue:
Rental	$4,908	$5,039	$(131)	(2.6)%
Tenant reimbursements	4,108	4,317	(209)	(4.8)%
Parking	1,472	1,429	43	3.0%
Other	67	85	(18)	(21.2)%
Total revenue	10,555	10,870	(315)	(2.9)%
Expenses:
Rental property operating	6,327	6,543	(216)	(3.3)%
General and administrative	407	453	(46)	(10.2)%
Depreciation and amortization	2,692	2,768	(76)	(2.7)%
Interest	5,125	5,079	46	0.9%
Total expenses	14,551	14,843	(292)	(2.0)%
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(3,996)	(3,973)	(23)	0.6%
Equity in net loss of unconsolidated joint ventures	(41)	(950)	909	(95.7)%
Loss from continuing operations	(4,037)	(4,923)	886	(18.0)%
Income (loss) from discontinued operations	8	(205)	213	(103.9)%

Net loss	$(4,029)	$(5,128)	$1,099	(21.4)%

Revenues

Rental revenue. Total rental revenue decreased by $0.1 million, or 2.6%, primarily due to a change in the deferred rent adjustment which decreased rental revenues at Waterfront Plaza related to a significant tenant who extended its lease in the current year ($0.2 million), partially offset by an increase in percentage rental revenues at Waterfront Plaza related to a tenant whose percentage rent was adjusted ($0.1 million) in the prior year period.

Tenant reimbursements. Total tenant reimbursements decreased by $0.2 million, or 4.8%, primarily due to decreases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.1 million) and electricity reimbursements at Waterfront Plaza ($0.1 million) compared to the prior year period.

Parking revenue. Total parking revenue increased by an insignificant amount compared to the prior year.

Other revenue. Total other revenue decreased by an insignificant amount compared to the prior year.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.2 million, or 3.3%, primarily due to decreases in electricity expenses at Davies Pacific Center ($0.1 million) and at Waterfront Plaza ($0.1 million) compared to the prior year period.

General and administrative expense. Total general and administrative expenses decreased by an insignificant amount compared to the prior year.

Pacific Office Properties Trust, Inc.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.1 million, or 2.7%, primarily due to the write-off of tenant improvements at Pan Am Building in the prior year period.

Interest expense. Total interest expense increased by an insignificant amount compared to the prior year.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures decreased by $0.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease is primarily attributable to the write-off of our investment in the POP San Diego joint venture in the prior year period.

Income (loss) from discontinued operations

For the three months ended June 30, 2015, discontinued operations reflect the post-closing activities of the Clifford Center property since its sale in January 2015. For the three months ended June 30, 2014, discontinued operations reflect the net results of operations of the Clifford Center property.

Comparison of the six months ended June 30, 2015 to
the six months ended June 30, 2014 (in thousands)

	2015	2014	$ Change	% Change
Revenue:
Rental	$10,295	$10,158	$137	1.3%
Tenant reimbursements	8,317	8,587	(270)	(3.1)%
Parking	2,887	2,868	19	0.7%
Other	135	172	(37)	(21.5)%
Total revenue	21,634	21,785	(151)	(0.7)%
Expenses:
Rental property operating	12,415	12,994	(579)	(4.5)%
General and administrative	799	836	(37)	(4.4)%
Depreciation and amortization	5,340	5,464	(124)	(2.3)%
Interest	10,184	10,054	130	1.3%
Total expenses	28,738	29,348	(610)	(2.1)%
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(7,104)	(7,563)	459	(6.1)%
Equity in net loss of unconsolidated joint ventures	(68)	(1,061)	993	(93.6)%
Loss from continuing operations	(7,172)	(8,624)	1,452	(16.8)%
Discontinued operations:
Loss from discontinued operations before loss on sale of property	(30)	(199)	169	(84.9)%
Loss on sale of property	(156)	—	(156)	(100.0)%
Loss from discontinued operations	(186)	(199)	13	(6.5)%

Net loss	$(7,358)	$(8,823)	$1,465	(16.6)%

Pacific Office Properties Trust, Inc.

Revenues

Rental revenue. Total rental revenue increased by $0.1 million, or 1.3%, primarily related to a decrease in negotiated lease incentives provided to a tenant at Pan Am Building in the prior year period ($0.2 million), partially offset by a decrease in rental revenues at Davies Pacific Center related to a tenant who vacated its leased premises ($0.1 million) in the prior year.

Tenant reimbursements. Total tenant reimbursements decreased by $0.3 million, or 3.1%, primarily due to decreases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.2 million) and electricity reimbursements at Waterfront Plaza ($0.1 million) compared to the prior year period.

Parking revenue. Total parking revenue increased by an insignificant amount compared to the prior year.

Other revenue. Total other revenue decreased by an insignificant amount compared to the prior year.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.6 million, or 4.5%, primarily due to decreases in electricity expenses at Davies Pacific Center ($0.2 million), Pan Am Building ($0.2 million) and at Waterfront Plaza ($0.5 million) compared to the prior year period, partially offset by increases at Waterfront Plaza for water and sewer expenses ($0.1 million), general excise taxes ($0.1 million) and bad debt expenses ($0.1 million) compared to the prior year period.

General and administrative expense. Total general and administrative expenses decreased by an insignificant amount compared to the prior year.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.1 million, or 2.3%, primarily due to the write-off of tenant improvements at Pan Am Building in the prior year period.

Interest expense. Total interest expense increased by $0.1 million, or 1.3%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties issued in February 2014.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures decreased by $1.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease is primarily attributable to our share of losses in, and the subsequent write-off of, our investment in the POP San Diego joint venture in the prior year period.

Loss from discontinued operations before loss on sale of property

For the six months ended June 30, 2015, discontinued operations reflect the net results of operations of the Clifford Center property prior to its sale in January 2015, as well as post-closing activities since the sale. For the six months ended June 30, 2014, discontinued operations reflect the net results of operations of the Clifford Center property.

Loss on sale of property

We recognized a loss related to the sale of our Clifford Center property in January 2015. We previously classified the assets and liabilities related to this property as held for sale on our consolidated balance sheet and the net results of its operations as discontinued operations on our consolidated statements of operations.

Cash Flows

Net cash provided by operating activities for the Company for the six months ended June 30, 2015 decreased by an insignificant amount compared to the six months ended June 30, 2014.

Pacific Office Properties Trust, Inc.

Net cash provided by investing activities for the Company for the six months ended June 30, 2015 was $6.2 million compared to net cash used in investing activities of $3.7 million for the six months ended June 30, 2014. The increase was primarily the result of net proceeds from the sale of our Clifford Center property in January 2015 ($8.6 million) and a decrease in capital expenditures from the prior year period ($1.3 million).

Net cash used in financing activities was $6.7 million for the six months ended June 30, 2015 compared to $0.7 million during the six months ended June 30, 2014.  The increase was primarily due to the repayment of mortgage notes payable related to the Clifford Center property as a result of the sale of the property in January 2015.

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

Pacific Office Properties Trust, Inc.

Unrestricted and restricted cash on hand

As of June 30, 2015, we had $6.5 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.5 million.  A summary of our restricted cash reserves is as follows (in thousands):

June 30, 2015
Tax, insurance and other working capital reserves	$1,633
Leasing and capital expenditure reserves	497
Ground lease reserves	969
Collateral accounts	383
Total restricted cash	$3,482

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of June 30, 2015, we were obligated to spend $4.0 million in capital expenditures and leasing costs through the remainder of 2015.

Debt service and financing costs

As of June 30, 2015, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.8 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.2 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 1.16 years. See “Indebtedness” below for additional information with respect to our consolidated debt.

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

Pacific Office Properties Trust, Inc.

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

For the three and six months ended June 30, 2015 and 2014, we paid an aggregate of $0.2 million and $0.4 million, respectively, in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $2.0 million in aggregate as of June 30, 2015. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through August 31, 2015.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2015, the cumulative unpaid distributions attributable to Preferred Units were $10.2 million, which we do not anticipate to pay in 2015.

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

Pacific Office Properties Trust, Inc.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of June 30, 2015. Each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Pan Am Building	$60,000	6.17%	8/11/2016	60,000	(1)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(2)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(3)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(4)
Subtotal	266,000
Revolving line of credit(5)	25,000	1.10%	12/31/2015	25,000
Outstanding principal balance	291,000
Less: Unamortized discount, net	(192)
Mortgage and other loans, net	$290,808

(1)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(2)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(3)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(4)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(5)	The revolving line of credit matures on December 31, 2015. See “Revolving Line of Credit” below.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of June 30, 2015 and December 31, 2014, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Pacific Office Properties Trust, Inc.

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

Subordinated Promissory Notes

At June 30, 2015 and December 31, 2014, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

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

For the period from March 20, 2008 through June 30, 2015, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At June 30, 2015 and December 31, 2014, $14.2 million and $12.8 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this report.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	August 7, 2015	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)