Form 10-Q
period 2015-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2015-11-06
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2015 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Investments in real estate, net	$199,189	$202,133
Real estate and other assets held for sale	—	7,337
Cash and cash equivalents	4,443	6,904
Restricted cash	3,189	3,552
Rents and other receivables, net	866	763
Deferred rents	3,658	3,633
Intangible assets, net	6,061	6,318
Other assets, net	2,046	1,186
Goodwill	37,665	39,111
Investments in unconsolidated joint ventures	973	1,281
Total assets	$258,090	$272,218

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$290,843	$290,738
Unsecured notes payable to current and former related parties	29,433	29,433
Accounts payable and other liabilities	38,978	35,113
Accrued interest payable to current and former related parties (Note 9)	14,890	12,776
Acquired below-market leases, net	3,300	3,474
Mortgage and other liabilities of real estate held for sale	—	6,589
Total liabilities	377,444	378,123

Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of September 30, 2015 and December 31, 2014) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at September 30, 2015 and December 31, 2014	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at September 30, 2015 and December 31, 2014	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	110	110
Cumulative deficit	(173,832)	(170,894)
Total stockholders’ equity (deficit)	(152,078)	(149,140)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(94,544)	(84,033)
Total equity (deficit)	(119,354)	(105,905)
Total liabilities and equity (deficit)	$258,090	$272,218

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Rental	$5,326	$5,149	$15,621	$15,307
Tenant reimbursements	4,210	4,384	12,527	12,971
Parking	1,532	1,463	4,419	4,331
Other	84	442	219	614
Total revenue	11,152	11,438	32,786	33,223
Expenses
Rental property operating	6,467	6,813	18,882	19,807
General and administrative	481	840	1,280	1,676
Depreciation and amortization	2,714	2,998	8,054	8,462
Interest	5,193	5,146	15,377	15,200
Total expenses	14,855	15,797	43,593	45,145

Loss from continuing operations before equity in net income (loss) of unconsolidated joint ventures	(3,703)	(4,359)	(10,807)	(11,922)
Equity in net income (loss) of unconsolidated joint ventures	625	(48)	557	(1,109)
Loss from continuing operations	(3,078)	(4,407)	(10,250)	(13,031)
Discontinued operations:
Income (loss) from discontinued operations before loss on sale of property	2	(28)	(28)	(227)
Loss on sale of property	—	—	(156)	—
Income (loss) from discontinued operations	2	(28)	(184)	(227)

Net loss	(3,076)	(4,435)	(10,434)	(13,258)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)	(1,704)	(1,704)
Common unitholders in the Operating Partnership	3,189	4,251	10,511	12,718
Net loss attributable to non-controlling interests	2,621	3,683	8,807	11,014

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(455)	(752)	(1,627)	(2,244)
Dividends paid and accrued on Senior Common Stock	(436)	(436)	(1,311)	(1,311)
Net loss attributable to common stockholders	$(891)	$(1,188)	$(2,938)	$(3,555)

Loss per common share:
Loss from continuing operations	$(0.23)	$(0.30)	$(0.74)	$(0.89)
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net loss per common share - basic and diluted	$(0.23)	$(0.30)	$(0.75)	$(0.90)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the nine months ended
	September 30,
	2015	2014
Operating activities
Net loss	$(10,434)	$(13,258)
Loss from discontinued operations	(184)	(227)
Loss from continuing operations	(10,250)	(13,031)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities - continuing operations:
Depreciation and amortization	8,054	8,462
Deferred rent	(25)	13
Deferred ground rents	1,531	1,531
Interest amortization	2,402	2,222
Below-market lease amortization	(174)	(192)
Equity in net (income) loss of unconsolidated joint ventures	(557)	1,109
Bad debt expense	10	343
Changes in operating assets and liabilities:
Restricted cash for operating activities	823	986
Rents and other receivables	(113)	8
Other assets	(1,008)	(412)
Accounts payable and other liabilities	(519)	(760)
Net cash provided by operating activities - continuing operations	174	279
Net cash (used in) provided by operating activities - discontinued operations	(139)	44
Net cash provided by operating activities	35	323

Investing activities
Additions to and improvement of real estate	(3,596)	(4,595)
Distributions from unconsolidated joint ventures	875	182
Contributions to unconsolidated joint ventures	(10)	(182)
Net sales proceeds from the sale of property	8,552	—
Payment of leasing commissions	(923)	(625)
Interim financing provided to unconsolidated joint venture	—	(175)
Change in restricted cash used for capital expenditures	(460)	(231)
Net cash provided by (used in) investing activities	4,438	(5,626)

Financing activities
Repayment of mortgage notes payable	(6,295)	(378)
Security deposits	16	(29)
Financing costs	—	(5)
Senior Common Stock dividends	(655)	(655)
Net cash used in financing activities	(6,934)	(1,067)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the nine months ended
	September 30,
	2015	2014

Decrease in cash and cash equivalents	(2,461)	(6,370)
Cash and cash equivalents at beginning of period	6,904	15,364
Cash and cash equivalents at end of period	$4,443	$8,994

Supplemental cash flow information
Interest paid	$13,059	$13,228

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$2,360	$2,360
Change in accrued capital expenditures	$336	$(1,290)

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

Through our Operating Partnership, as of September 30, 2015, we owned three office properties comprising 1.2 million rentable square feet and were partners with third parties in three joint ventures, holding two office properties comprising four buildings and 0.8 million rentable square feet (the “Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of September 30, 2015, our Property Portfolio included office buildings in Honolulu and Phoenix.

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

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2015. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of future results.

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

We are working to address challenges to our liquidity position, particularly with respect to mortgage debt on each of our wholly-owned properties that is scheduled to mature in 2016. We do not currently have any committed financing sources available to refinance our debt as it matures. If we are unable to repay, extend or refinance our existing mortgage debt, we may be forced to give back one or more of these assets to the relevant mortgage lenders.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, refinancing of existing debt, distributions from joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2015, we were obligated to spend $3.5 million in capital expenditures and leasing costs through 2016.

As of September 30, 2015, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.8 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.3 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 0.91 years.

As of September 30, 2015, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2015 and promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $14.9 million) scheduled to mature on June 30, 2016. We intend to work with the lender of our credit facility and the holders of these notes on amending their terms in order to extend the maturity dates, but there can be no assurance that we will be successful in doing so.

While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. While we believe that access to future sources of significant cash will be challenging, we believe that we will have access to some of the liquidity sources identified above, and that those sources will be sufficient to meet our near-term liquidity needs.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three and nine month periods ended September 30, 2015 or for the three month period ended September 30, 2014. In the second quarter of 2014, we recorded non-cash impairment charges of $0.2 million on our Clifford Center property, as a result of the property’s fair value being below its current carrying value, in connection with the anticipated sale of the property, which was completed in January 2015. The non-cash impairment charges are included in “Loss from discontinued operations” on the consolidated statement of operations.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three and nine month periods ended September 30, 2015 or for the three month period ended September 30, 2014. In the second quarter of 2014, we noted uncertainty surrounding the recoverability of our investment in the POP San Diego joint venture and as a result, we recorded a non-cash impairment charge of approximately $0.9 million for the nine month period ended September 30, 2014 to write off

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

our investment. The charge is included in “Equity in net loss of unconsolidated joint ventures” on the consolidated statement of operations.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheets. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. As of December 31, 2014, the Clifford Center property was classified as held for sale. In January 2015, we completed the sale of the Clifford Center property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of September 30, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three and nine month periods ended September 30, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

We consider our consolidated properties one reporting unit due to similar geographic and economic characteristics. As of September 30, 2015, goodwill of our consolidated properties amounted to $37.7 million, after writing off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.10 million and $0.03 million for the three months ended September 30, 2015 and 2014, respectively, and $(0.01) million for each of the nine month periods ended September 30, 2015 and 2014. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.2 million, as of both September 30, 2015 and December 31, 2014.

We had a total of $1.8 million and $1.7 million of lease security available in security deposits, as of September 30, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents

We consider all short-term cash investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash is excluded from cash and cash equivalents for the purpose of preparing our consolidated statements of cash flows.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

3.    Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2015 (unaudited), and at December 31, 2014, are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Land and land improvements	$33,819	$33,819
Building and building improvements	196,138	194,956
Tenant improvements	32,099	31,667
Construction in progress	4,760	2,979
Furniture, fixtures and equipment	1,348	1,319
Investments in real estate	268,164	264,740
Less: accumulated depreciation	(68,975)	(62,607)
Investments in real estate, net	$199,189	$202,133

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at September 30, 2015 (unaudited), and at December 31, 2014, are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Acquired leasing commissions:
Gross amount	$7,278	$6,913
Accumulated amortization	(3,909)	(3,783)
Acquired leasing commissions, net	3,369	3,130

Acquired leases in place:
Gross amount	5,347	5,624
Accumulated amortization	(5,230)	(5,500)
Acquired leases in place, net	117	124

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(8,664)	(8,223)
Acquired tenant relationship costs, net	590	1,031

Acquired other intangibles:
Gross amount	3,090	3,125
Accumulated amortization	(1,105)	(1,092)
Acquired other intangibles, net	1,985	2,033

Intangible assets, net	$6,061	$6,318

Acquired below-market leases:
Gross amount	$6,610	$6,640
Accumulated amortization	(3,310)	(3,166)
Acquired below-market leases, net	$3,300	$3,474

5.     Investments in Unconsolidated Joint Ventures

At September 30, 2015, we were partners with third parties in three joint ventures, holding two office properties, comprised of four buildings and 0.8 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Rental	$2,850	$3,667	$9,585	$11,015
Other	976	906	2,665	2,656
Total revenues	3,826	4,573	12,250	13,671
Expenses:
Rental operating	3,036	3,321	8,650	9,223
Depreciation and amortization	982	1,193	3,263	3,532
Interest	2,021	1,471	4,031	4,354
Other	10	—	10	12
Total expenses	6,049	5,985	15,954	17,121
Loss before gain on sale of property	(2,223)	(1,412)	(3,704)	(3,450)
Gain on sale of property	14,550	—	14,550	—
Net income (loss)	$12,327	$(1,412)	$10,846	$(3,450)

Equity in net income (loss) of unconsolidated joint ventures(1)	$625	$(48)	$557	$(1,109)

(1)
For the nine months ended September 30, 2014, equity in net income (loss) of unconsolidated joint ventures includes a non-cash impairment charge of approximately $0.9 million to write off our investment in the POP San Diego joint venture as a result of uncertainty surrounding the recoverability of our investment.

	September 30, 2015	December 31, 2014
Investment in real estate, net	$56,465	$77,655
Other assets	10,859	18,021
Total assets	$67,324	$95,676

Mortgage and other loans	$44,656	$66,152
Other liabilities	3,279	3,686
Total liabilities	$47,935	$69,838

Investments in unconsolidated joint ventures	$973	$1,281

6.     Other Assets, net

 Other assets, net, at September 30, 2015 (unaudited), and at December 31, 2014, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred loan fees, net of accumulated amortization of $1.8 million and $1.7 million at September 30, 2015 and December 31, 2014, respectively	$207	$354
Prepaid expenses	1,839	832
Total other assets, net	$2,046	$1,186

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

7.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at September 30, 2015 (unaudited), and at December 31, 2014, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable	$466	$1,218
Interest payable	908	953
Deferred revenue	730	922
Security deposits	1,797	1,675
Deferred straight-line ground rent	18,159	16,628
Accrued distributions attributable to Preferred Units	10,795	9,091
Accrued expenses	5,464	4,001
Asset retirement obligations	659	625
Total accounts payable and other liabilities	$38,978	$35,113

8.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount, at September 30, 2015 (unaudited), and at December 31, 2014 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	September 30, 2015	December 31, 2014	Interest Rate	Maturity Date
Pan Am Building	$59,995	$59,991	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,848	94,747	5.86%	11/11/2016
Subtotal	265,843	265,738
Revolving line of credit(1)	25,000	25,000	1.10%	12/31/2015
Total mortgage and other loans, net	$290,843	$290,738

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The existing and scheduled maturities for our mortgages and other loans for the periods succeeding September 30, 2015 are as follows (in thousands):

2015	$25,000
2016	266,000
Total mortgage and other loans(1)	$291,000

(1)
This balance is the gross amount and does not include the discount of $0.2 million which is included in the outstanding balance of $290.8 million as shown in “Mortgage and other loans, net,” in the accompanying consolidated balance sheet.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve.  As of September 30, 2015 and December 31, 2014, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended September 30, 2015 and 2014, we recognized $0.1 million in interest to the Lender. During each of the nine month periods ended September 30, 2015 and 2014, we recognized $0.2 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended September 30, 2015 and 2014, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the nine month periods ended September 30, 2015 and 2014, we recognized $0.4 million in interest to Shidler LP for the annual fee.

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

9.     Unsecured Notes Payable to Current and Former Related Parties

At September 30, 2015 and December 31, 2014, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

For the period from March 20, 2008 through September 30, 2015, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At September 30, 2015 and December 31, 2014, $14.9 million and $12.8 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of September 30, 2015, no single tenant accounts for 10% or more of our total annualized base rents.  We perform ongoing credit evaluations of our tenants for potential credit losses.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of September 30, 2015 and December 31, 2014, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million and $0.6 million, respectively.  The accretion expense for the three and nine month periods ended September 30, 2015 and 2014 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of September 30, 2015 and December 31, 2014, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million as of both dates. The accretion expense for the three and nine month periods ended September 30, 2015 and 2014 was not significant.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of September 30, 2015, we are obligated to spend $3.5 million in capital expenditures and leasing costs through 2016.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

11.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2014 to September 30, 2015 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2014	$(149,140)	$127,268	$(84,033)	$(105,905)
Net income (loss)	(1,627)	1,704	(10,511)	(10,434)
Dividends and distributions	(1,311)	(1,704)	—	(3,015)
Balance at September 30, 2015	$(152,078)	$127,268	$(94,544)	$(119,354)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share.  Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.  As of September 30, 2015 and December 31, 2014, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of September 30, 2015.  During the three and nine months ended September 30, 2015 and 2014, no Common Units or Preferred Units were redeemed or issued. As of September 30, 2015, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2015, the cumulative unpaid distributions attributable to Preferred Units were $10.8 million.  We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of September 30, 2015, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of September 30, 2015, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above.  Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of September 30, 2015, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders - basic and diluted(1)	$(891)	$(1,188)	$(2,938)	$(3,555)

Weighted average number of common shares	3,941,242	3,941,242	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.23)	$(0.30)	$(0.75)	$(0.90)

(1)
For the three and nine months ended September 30, 2015 and 2014, net loss attributable to common stockholders includes $0.6 million and $1.7 million of priority allocation to Preferred Unit holders, respectively, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three and nine month periods ended September 30, 2015 and 2014, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends and Distributions

For the three and nine months ended September 30, 2015 and 2014, we paid an aggregate of $0.2 million and $0.7 million, respectively, for each such year in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $2.2 million in aggregate as of September 30, 2015. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through November 30, 2015.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2015, the cumulative unpaid distributions attributable to Preferred Units were $10.8 million, which we do not anticipate to pay in 2015.

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

On September 4, 2015, the Valencia Corporate Center property, located in Los Angeles, California, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us.

Sale of Clifford Center

On December 29, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party buyer. As of December 31, 2014, the Clifford Center property was classified as held for sale. In January 2015, we completed the sale of the Clifford Center property for aggregate consideration of $8.9 million. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet as of September 30, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three and nine month periods ended September 30, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the operating results of the Clifford Center property that comprise income (loss) from discontinued operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenue	$1	$442	$131	$1,331
Expenses	(1)	470	159	1,558
Income (loss) from discontinued operations before loss on sale of property	2	(28)	(28)	(227)
Loss on sale of property	—	—	(156)	—
Income (loss) from discontinued operations	$2	$(28)	$(184)	$(227)

13.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earns a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2015 and 2014, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Property management	$467	$487	$1,390	$1,466
Corporate management	175	213	525	640
Construction management and other	27	17	75	92
Total	$669	$717	$1,990	$2,198

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million for each of the three month periods ended September 30, 2015 and 2014, and $0.4 million for each of the nine month periods ended September 30, 2015 and 2014. At September 30, 2015, we have $0.2 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended September 30, 2015 and 2014, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the nine month periods ended September 30, 2015 and 2014, we recognized $0.4 million in interest to Shidler LP for this annual fee. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering certain of our properties.  Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock.  See Note 10 for additional discussion on these indemnities.

At September 30, 2015 and December 31, 2014, $14.9 million and $12.8 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets.  See Note 9 for a detailed discussion on these unsecured notes payable.

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

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. We calculate the fair value of our mortgage and other loans by using available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. The carrying value of the unsecured related party notes approximates its fair value due to the short-term maturity of these liabilities. The carrying value of the revolving line of credit borrowings approximates its fair value since the borrowings bear interest at a variable market rate.

At September 30, 2015, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $290.8 million and $290.0 million, respectively.  At December 31, 2014, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the loans related to our Clifford Center property classified under “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets which were repaid in full upon the completion of the sale in January 2015) were $290.7 million and $288.2 million, respectively.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of September 30, 2015, we owned three office properties comprising 1.2 million rentable square feet and were partners with third parties in three joint ventures, holding two office properties comprising four buildings and 0.8 million rentable square feet (“Property Portfolio”). One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of September 30, 2015, our Property Portfolio included office buildings in Honolulu and Phoenix.

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

Results of Operations

Overview

As of September 30, 2015, our wholly-owned properties were 87.0% leased, with approximately 145,800 square feet available, under a total of 329 leases. As of that date, 6.5% of our leased square footage was scheduled to expire during 2015 and another 12.7% of our leased square footage was scheduled to expire during 2016. We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years.

Pacific Office Properties Trust, Inc.

Comparison of the three months ended September 30, 2015 to
the three months ended September 30, 2014 (in thousands)

	2015	2014	$ Change	% Change
Revenue:
Rental	$5,326	$5,149	$177	3.4%
Tenant reimbursements	4,210	4,384	(174)	(4.0)%
Parking	1,532	1,463	69	4.7%
Other	84	442	(358)	(81.0)%
Total revenue	11,152	11,438	(286)	(2.5)%
Expenses:
Rental property operating	6,467	6,813	(346)	(5.1)%
General and administrative	481	840	(359)	(42.7)%
Depreciation and amortization	2,714	2,998	(284)	(9.5)%
Interest	5,193	5,146	47	0.9%
Total expenses	14,855	15,797	(942)	(6.0)%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint ventures	(3,703)	(4,359)	656	(15.0)%
Equity in net income (loss) of unconsolidated joint ventures	625	(48)	673	(1,402.1)%
Loss from continuing operations	(3,078)	(4,407)	1,329	(30.2)%
Income (loss) from discontinued operations	2	(28)	30	(107.1)%

Net loss	$(3,076)	$(4,435)	$1,359	(30.6)%

Revenues

Rental revenue. Total rental revenue increased by $0.2 million, or 3.4%, primarily due to increases in rental revenues at Pan Am Building as a result of an increase in rent of a significant tenant being in holdover in the current year period ($0.1 million) and at Waterfront Plaza as a result of a new significant tenant in June 2015 ($0.1 million).

Tenant reimbursements. Total tenant reimbursements decreased by $0.2 million, or 4.0%, primarily due to decreases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.1 million) and electricity reimbursements at Waterfront Plaza ($0.1 million) compared to the prior year period.

Parking revenue. Total parking revenue increased by $0.1 million, or 4.7%, primarily due to an increase in parking revenue at Waterfront Plaza.

Other revenue. Total other revenue decreased by $0.4 million, or 81.0%, primarily due to a decrease in termination fees ($0.2 million) that arose from a significant Waterfront Plaza tenant who vacated its leased premises in the prior year period and the related write-off of the tenant’s lease obligations ($0.2 million).

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.3 million, or 5.1%, primarily due to decreases in electricity expenses at Davies Pacific Center ($0.1 million) and at Waterfront Plaza ($0.2 million) compared to the prior year period.

Pacific Office Properties Trust, Inc.

General and administrative expense. Total general and administrative expenses decreased by $0.4 million, or 42.7%, primarily due to the recognition of a bad debt expense provision related to the default in repayments of interim financing provided to an unconsolidated joint venture in the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.3 million, or 9.5%, primarily due to a decrease in depreciation expenses at Davies Pacific Center ($0.1 million) as a result of assets being fully depreciated and the disposal of tenant improvements of a Waterfront Plaza tenant who vacated its leased premises in the prior year period ($0.3 million), partially offset by an increase in depreciation expenses at Waterfront Plaza ($0.1 million) due to higher asset depreciation bases as a result of capital improvements to the property.

Interest expense. Total interest expense increased by an insignificant amount compared to the prior year.

Equity in net income (loss) of unconsolidated joint ventures

Equity in net income (loss) of unconsolidated joint ventures increased by $0.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase is attributable to an increase in earnings from our joint venture which sold the Valencia Corporate Center property in September 2015.

Income (loss) from discontinued operations

For the three months ended September 30, 2015, discontinued operations reflect the post-closing activities of the Clifford Center property since its sale in January 2015. For the three months ended September 30, 2014, discontinued operations reflect the net results of operations of the Clifford Center property.

Pacific Office Properties Trust, Inc.

Comparison of the nine months ended September 30, 2015 to
the nine months ended September 30, 2014 (in thousands)

	2015	2014	$ Change	% Change
Revenue:
Rental	$15,621	$15,307	$314	2.1%
Tenant reimbursements	12,527	12,971	(444)	(3.4)%
Parking	4,419	4,331	88	2.0%
Other	219	614	(395)	(64.3)%
Total revenue	32,786	33,223	(437)	(1.3)%
Expenses:
Rental property operating	18,882	19,807	(925)	(4.7)%
General and administrative	1,280	1,676	(396)	(23.6)%
Depreciation and amortization	8,054	8,462	(408)	(4.8)%
Interest	15,377	15,200	177	1.2%
Total expenses	43,593	45,145	(1,552)	(3.4)%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint ventures	(10,807)	(11,922)	1,115	(9.4)%
Equity in net income (loss) of unconsolidated joint ventures	557	(1,109)	1,666	(150.2)%
Loss from continuing operations	(10,250)	(13,031)	2,781	(21.3)%
Discontinued operations:
Loss from discontinued operations before loss on sale of property	(28)	(227)	199	(87.7)%
Loss on sale of property	(156)	—	(156)	(100.0)%
Loss from discontinued operations	(184)	(227)	43	(18.9)%

Net loss	$(10,434)	$(13,258)	$2,824	(21.3)%

Revenues

Rental revenue. Total rental revenue increased by $0.3 million, or 2.1%, primarily related to increases in rental revenues at Pan Am Building as a result of a negotiated lease incentive for a tenant in the prior year period ($0.2 million) and at Waterfront Plaza as a result of write offs of deferred rent ($0.2 million) related to tenants who vacated their leased premises in the prior year period, partially offset by a decrease in rental revenues at Davies Pacific Center related to a tenant who vacated its leased premises ($0.1 million) in the prior year.

Tenant reimbursements. Total tenant reimbursements decreased by $0.4 million, or 3.4%, primarily due to decreases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.3 million) and electricity reimbursements at Waterfront Plaza ($0.1 million) compared to the prior year period.

Parking revenue. Total parking revenue increased by $0.1 million, or 2.0%, primarily due to an increase in parking revenue at Waterfront Plaza.

Other revenue. Total other revenue decreased by $0.4 million, or 64.3%, primarily due to a decrease in termination fees ($0.2 million) that arose from a significant Waterfront Plaza tenant who vacated its leased premises in the prior year period and the related write-off of the tenant’s lease obligations ($0.2 million).

Pacific Office Properties Trust, Inc.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.9 million, or 4.7%, primarily due to decreases in electricity expenses at Davies Pacific Center ($0.3 million), Pan Am Building ($0.3 million) and Waterfront Plaza ($0.6 million) compared to the prior year period, partially offset by increases at Waterfront Plaza for water and sewer expenses ($0.1 million), general excise taxes ($0.1 million) and bad debt expenses ($0.1 million) compared to the prior year period.

General and administrative expense. Total general and administrative expenses decreased $0.4 million, or 23.6%, primarily due to the recognition of a bad debt expense provision related to the default in repayments of interim financing provided to an unconsolidated joint venture in the prior year period ($0.4 million) and a decrease in advisory fees compared to the prior year period ($0.1 million), partially offset by an increase in professional fees from the prior year period ($0.1 million).

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.4 million, or 4.8%, primarily due to a decrease in depreciation expenses at Davies Pacific Center ($0.2 million) as a result of assets being fully depreciated and the disposal of tenant improvements of a Waterfront Plaza tenant who vacated its leased premises in the prior year period ($0.3 million), partially offset by an increase in depreciation expenses at Waterfront Plaza ($0.1 million) due to higher asset depreciation bases as a result of capital improvements to the property.

Interest expense. Total interest expense increased by $0.2 million, or 1.2%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties issued in February 2014.

Equity in net income (loss) of unconsolidated joint ventures

Equity in net income (loss) of unconsolidated joint ventures increased by $1.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase is primarily attributable to our share of losses in, and the subsequent write-off of, our investment in the POP San Diego joint venture in the prior year period ($1.0 million) and an increase in earnings from our joint venture which sold the Valencia Corporate Center property in September 2015 ($0.7 million).

Loss from discontinued operations before loss on sale of property

For the nine months ended September 30, 2015, discontinued operations reflect the net results of operations of the Clifford Center property prior to its sale in January 2015, as well as post-closing activities since the sale. For the nine months ended September 30, 2014, discontinued operations reflect the net results of operations of the Clifford Center property.

Loss on sale of property

We recognized a loss related to the sale of our Clifford Center property in January 2015. We previously classified the assets and liabilities related to this property as held for sale on our consolidated balance sheet and the net results of its operations as discontinued operations on our consolidated statements of operations.

Cash Flows

Net cash provided by operating activities for the Company for the nine months ended September 30, 2015 was $0.04 million compared to $0.3 million during the nine months ended September 30, 2014. The decrease was primarily due to an increase in prepayments of fourth quarter 2015 expenses compared to the prior year period, partially offset by a decrease in liability payments as compared to the prior year period.

Net cash provided by investing activities for the Company for the nine months ended September 30, 2015 was $4.4 million compared to net cash used in investing activities of $5.6 million for the nine months ended September 30, 2014. The increase was primarily the result of net proceeds from the sale of our Clifford Center property in January 2015 ($8.6 million), a decrease in capital expenditures from the prior year period ($1.0 million) and a distribution from one of our joint

Pacific Office Properties Trust, Inc.

ventures which sold the Valencia Corporate Center property in September 2015 ($0.7 million), partially offset by an increase in leasing commissions ($0.3 million) compared to the prior year period.

Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2015 compared to $1.1 million during the nine months ended September 30, 2014.  The increase was primarily due to the repayment of mortgage notes payable related to the Clifford Center property as a result of the sale of the property in January 2015.

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

We are working to address challenges to our liquidity position, particularly with respect to mortgage debt on each of our wholly-owned properties that is scheduled to mature in 2016. We do not currently have any committed financing sources available to refinance our debt as it matures. If we are unable to repay, extend or refinance our existing mortgage debt, we may be forced to give back one or more of these assets to the relevant mortgage lenders.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, refinancing of existing debt, distributions from joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. While we believe that access to future sources of significant cash will be challenging, we believe that we will have access to some of the liquidity sources identified above, and that those sources will be sufficient to meet our near-term liquidity needs.

Actual and Potential Sources of Liquidity

Listed below are our actual and potential sources of liquidity in the near term:

•	Unrestricted and restricted cash on hand;

•	Net cash flow generated from operations;

•	Refinancing of existing debt;

•	Distributions from joint ventures; and/or

•	Asset dispositions.

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

Unrestricted and restricted cash on hand

As of September 30, 2015, we had $4.4 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.2 million.  A summary of our restricted cash reserves is as follows (in thousands):

September 30, 2015
Tax, insurance and other working capital reserves	$917
Leasing and capital expenditure reserves	857
Ground lease reserves	968
Collateral accounts	447
Total restricted cash	$3,189

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

Net cash flow generated from operations

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging Honolulu office market conditions that we are continuing to experience, the potential for an increase in interest rates, or the possibility of a downturn or return to recessionary conditions could adversely impact our operating cash flows. Competition to attract and retain high credit-quality tenants remains intense. At the same time, a significant number of our leases at our properties are scheduled to expire over the next several years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions and our cash flows.

Refinancing of existing debt

The mortgage loans secured by each of our wholly-owned properties are scheduled to mature in 2016. As our debt matures, our principal payment obligations present significant near-term cash requirements. We may not be able to successfully extend, refinance or repay our debt depending on a number of factors, including property valuations, availability of credit, lending standards and economic conditions. Furthermore, as discussed below under “Asset dispositions,” we have agreed that until March 19, 2018, we will not prepay or defease any mortgage indebtedness secured by these properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Although these restrictions do not prevent us from refinancing this debt, they limit our flexibility with respect to certain financing options and, as a result, we may be unable to access certain capital resources that would otherwise be available to us. We do not currently have any committed financing sources available to refinance our debt as it matures. If we are unable to successfully extend or refinance any of these loans, we may be unable to retain our ownership of the property secured by such loan.

In addition, our revolving credit facility is scheduled to mature on December 31, 2015, and promissory notes payable to certain current and former affiliates are scheduled to mature on June 30, 2016. We intend to work with the lender of our credit facility and the holders of these notes on amending their terms in order to extend the maturity dates, but there can be no assurance that we will be successful in doing so.

Pacific Office Properties Trust, Inc.

Distributions from joint ventures

We are currently partners with third parties in three joint ventures, holding two office properties comprising four buildings. Distributions from our joint ventures depend significantly on our joint ventures’ ability to generate positive cash flow from their rental operations or the sale of one or more office properties or buildings held by our joint ventures. Our joint ventures’ ability to successfully manage the operations or identify, negotiate and close sale transactions on acceptable terms or at all is uncertain.

Asset dispositions

In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but we have a limited number of assets remaining that could be sold to generate net cash proceeds and our ability to do so on acceptable terms or at all is highly uncertain.  Moreover, a sale of any of our wholly-owned properties that would not provide continued tax deferral to POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler, which we refer to as Venture, is contractually restricted until March 19, 2018. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, until March 19, 2018, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

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

Actual and Potential Uses of Liquidity

The following are the actual and potential uses of our cash in the near term. There may be other uses of our cash that are unexpected (and that are not identified below):

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

Pacific Office Properties Trust, Inc.

resources, at lower cost to us, for our current and prospective business. Effective January 1, 2015, Shidler Pacific Advisors agreed to reduce the corporate management fee payable by us from $213,300 per quarter to $175,000 per quarter.

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2015, we were obligated to spend $3.5 million in capital expenditures and leasing costs through 2016.

Debt service and financing costs

As of September 30, 2015, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.8 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.3 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 0.91 years. See “Indebtedness” below for additional information with respect to our consolidated debt.

As discussed above, our obligations with respect to our mortgage debt scheduled to mature in 2016 present significant near-term cash requirements. Even if we are successful in extending or refinancing these loans, we could be required to pay down principal, fund additional reserve amounts and pay certain fees to, and expenses of, the applicable lenders in connection with any extension or refinancing. These fees and cash flow restrictions could be significant and could affect our ability to fund our other liquidity uses.

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

For the three and nine months ended September 30, 2015 and 2014, we paid an aggregate of $0.2 million and $0.7 million, respectively, for each such year in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and

Pacific Office Properties Trust, Inc.

amounted to $2.2 million in aggregate as of September 30, 2015. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through November 30, 2015.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2015, the cumulative unpaid distributions attributable to Preferred Units were $10.8 million, which we do not anticipate to pay in 2015.

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

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of September 30, 2015. Each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Pan Am Building	$60,000	6.17%	8/11/2016	60,000	(1)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(2)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(3)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(4)
Subtotal	266,000
Revolving line of credit(5)	25,000	1.10%	12/31/2015	25,000
Outstanding principal balance	291,000
Less: Unamortized discount, net	(157)
Mortgage and other loans, net	$290,843

(1)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(2)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(3)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(4)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(5)	The revolving line of credit matures on December 31, 2015. See “Revolving Line of Credit” below.

Pacific Office Properties Trust, Inc.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2015. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of September 30, 2015 and December 31, 2014, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At September 30, 2015 and December 31, 2014, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

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

Pacific Office Properties Trust, Inc.

For the period from March 20, 2008 through September 30, 2015, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At September 30, 2015 and December 31, 2014, $14.9 million and $12.8 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this report.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	November 6, 2015	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)