Form 10-K
period 2015-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2016-03-11
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant computed by reference to the last sale price of the registrant’s Class A Common Stock on the OTCQB tier of the OTC Markets on June 30, 2015 was approximately $246,000.

As of March 10, 2016 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-K

i

PART I

ITEM 1.  -  BUSINESS

Pacific Office Properties Trust, Inc. (the “Company”) is a Maryland corporation which has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, which we refer to as the Code. We are a REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2015, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of December 31, 2015, our property portfolio included office buildings in Honolulu and Phoenix.

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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. The obligation to make readily achievable accommodations is an ongoing one, and continual assessment of the properties is required. Although we believe that our wholly-owned properties in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine compliance. If one or more of our properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Noncompliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at noncompliant properties could be very expensive.

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

Although our wholly-owned properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify conditions that could pose potential environmental liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable law or any of our lenders, we may decide not to further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments. Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

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

Our business operations in Honolulu and Phoenix are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

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

Risks Related to our Business and Properties

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has indicated in an explanatory paragraph in its audit report for the year ended December 31, 2015 that, due to our potential cash shortfall as a result of loans maturing in 2016, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. We cannot provide any assurance that we will be able to continue as a going concern.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms.

We have not consistently achieved positive cash flow from operations since our formation transactions were consummated in March 2008. We expect that our funds from operations, alone, will be insufficient to meet working capital requirements and to fund discretionary leasing capital and tenant improvements. Accordingly, we expect that we will need to sell existing properties, contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity, to meet these needs. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. In January 2016, we engaged Eastdil Secured to assist in the potential sale, financing or recapitalization of our remaining wholly-owned properties, but there can be no assurance that this engagement will result in a transaction. We cannot be certain that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise needed capital, our ability to operate our properties may suffer and our ability to operate the company will be impaired.

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

As of December 31, 2015, our total consolidated indebtedness (which includes our mortgage and other loans with a carrying value of $290.9 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.3 million. Our unconsolidated joint venture properties are also leveraged with an aggregate of $45.6 million in indebtedness as of December 31, 2015.

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

We may be unable to refinance, extend or repay our substantial indebtedness, all of which is scheduled to mature in 2016.

As of December 31, 2015, we had a fully drawn $25 million unsecured credit facility and promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $15.6 million) scheduled to mature on December 31, 2016. In addition, our mortgage loans amounting to $266 million secured by each of our wholly-owned properties are scheduled to mature in 2016. We do not currently have any committed financing sources available to refinance our debt as it matures. If we are unable to repay, extend or refinance our existing mortgage debt, we may be forced to give back one or more of these assets to the relevant mortgage lenders.

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

All of our properties, including properties held in joint ventures, are located in Honolulu and Phoenix. We are dependent on the Honolulu and Phoenix office markets and economies, and are therefore susceptible to risks of events in those markets that could adversely affect our business, such as adverse market conditions, changes in local laws or regulations, and natural disasters.

Because all of our properties are concentrated in Honolulu and Phoenix, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. All of our wholly-owned properties are located in Honolulu. We are susceptible to adverse developments in the Honolulu and Phoenix economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, hurricanes, floods, wildfires and other events). Any adverse developments in the economy or real estate markets in Honolulu or Phoenix, or any decrease in demand for office space resulting from the Honolulu or Phoenix regulatory or business environments, could adversely impact our financial condition, results of operations and cash flow, the value of our outstanding Senior Common Stock and Class A Common Stock and our ability to satisfy our debt service obligations and to pay dividends to stockholders.

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

Our success depends on the ability of Shidler Pacific Advisors to operate our properties, and Shidler Pacific Advisors’ failure to operate our properties in a sufficient manner could have a material adverse effect on the value of our real estate investments and results of operations.

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

Under our Advisory Agreement with Shidler Pacific Advisors, management-related services and costs such as salaries and wages, office rent, equipment costs, travel costs, insurance costs, telecommunications and supplies are the responsibility of Shidler Pacific Advisors, in exchange for corporate management fees that we pay to Shidler Pacific Advisors. Shidler Pacific Advisors has the right under our Advisory Agreement with it to renegotiate quarterly the amount of its corporate management fee, which may result in increased corporate management fees. Further, under the Advisory Agreement, we continue to be directly liable for certain direct costs, such as legal and accounting fees, that have been substantial in the past and are expected to be substantial in the future. Property management and related services for our wholly-owned properties, are also performed by Shidler Pacific Advisors for property management fees paid by us ranging from 2.5% to 3.0% of the rental cash receipts collected by the properties. There can be no assurance that such fees will not increase in the future since such property management and other related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located. Other factors that may adversely affect our ability to control operating costs include the need to pay for property insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

Shidler Pacific Advisors’ corporate management fee is payable regardless of our performance, which may reduce its incentive to devote time and resources to our portfolio.

For the year ended December 31, 2014, Shidler Pacific Advisors received corporate management fees of $0.21 million per quarter. Effective January 1, 2015, Shidler Pacific Advisors agreed to reduce the corporate management fee to $0.18 million per quarter beginning with the first quarter of 2015. Shidler Pacific Advisors’ entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

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

We may be unable to realize our asking rents across the properties in our portfolio because of:

•	competitive pricing pressure in our markets;

•	adverse conditions in the Honolulu or Phoenix real estate markets;

•	general economic downturn; and

•	a lesser desirability of our properties compared to other properties in our markets.

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

Leases representing 19.1% of the rentable square feet of our total portfolio are scheduled to expire in 2016.  We may be unable to renew leases or lease vacant space at favorable rates or at all, which would negatively impact our ability to generate cash flow.

As of December 31, 2015, leases representing 19.1% of the 2.0 million rentable square feet of our total portfolio (including our consolidated properties and unconsolidated joint venture properties) are scheduled to expire in 2016, and an additional 21.9% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. In addition, some of our leases include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

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
In the United States, market and economic conditions continue to be challenging with stricter regulations and modest growth. While recent economic data continues to reflect moderate economic growth in the United States, the cost and availability of credit may continue to be adversely affected by governmental budget and global economic factors. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs. Furthermore, any turmoil in the capital or credit markets could adversely impact the overall amount of capital and debt financing available to invest in real estate, which may result in decreases in price or value of real estate assets.

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

There may be significant uncertainty in the valuation, or in the stability of the cash flows, discount rates and other factors related to real estate assets due to adverse market and economic conditions and market volatility that could result in a substantial decrease in the value of such assets. We may be required to recognize asset and goodwill impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

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

Our business operations in Honolulu and Phoenix are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include customary deductibles and limitations on recovery. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

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

We cannot predict with certainty whether global warming or cooling is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. All of our properties are located in Honolulu and Phoenix. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable and increasing the cost of energy at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

Although our wholly-owned properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify conditions that could pose potential environmental liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable law or any of our lenders, we may decide not to further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments. Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether we will incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Compliance with ADA, fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distribution to our stockholders.

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. The obligation to make readily achievable accommodations is an ongoing one, and continual assessment of the properties is required. Although we believe that our wholly-owned properties in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine compliance. If one or more of our currently owned properties or future properties is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Noncompliance could result in the imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at noncompliant properties could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, the value of our outstanding Senior Common Stock and Class A Common Stock, our ability to satisfy our debt service obligations and our ability to make distributions to our stockholders could be adversely affected. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

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

There may be conflicts of interest among us, our management and other parties. These potential conflicts of interest include the following:

•
Certain of our directors and officers are also officers, managers and members of Shidler Pacific Advisors and may therefore benefit from the compensation arrangements relating to Shidler Pacific Advisors under our Advisory Agreement with that entity, which were not the result of arm’s-length negotiations.

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

We are controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our board of directors, controls Venture and is the manager and sole owner of Shidler Pacific Advisors, our external advisor. As part of our formation transactions, we issued one share of Proportionate Voting Preferred Stock, which is entitled to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units that our Operating Partnership issued in connection with the formation transactions. This share of Proportionate Voting Preferred Stock is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions. Venture holds those Common Units and Preferred Units and is controlled by Mr. Shidler. As of December 31, 2015, the one share of Proportionate Voting Preferred Stock represented 88% of our voting power. Therefore, because of his position with us, Shidler Pacific Advisors, Venture and Pacific Office Holding, Inc., and the additional shares of our Class A Common Stock that he holds, Mr. Shidler has the ability to effectively vote 91.5% of our currently outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other stockholders do not support.

Mr. Shidler may compete with us and, therefore, may have conflicts of interest with us.

In connection with the externalization of management that we effectuated April 1, 2012, we released Mr. Shidler from a Noncompetition Agreement with us. As a result, Mr. Shidler may invest in office properties in Phoenix or Hawaii that are in markets in which we own an office property. It is therefore possible that a property in which Mr. Shidler or his affiliates have an interest may compete with us in the future.

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
Because the trading volume of our Class A Common Stock has been and may continue to be limited and sporadic, the quoted price for our Class A Common Stock on the OTCQB may not necessarily be a reliable indicator of its fair market value. Further, we are not able to compel continued quotations on the OTCQB. If we cease to be quoted, holders would find it more difficult to dispose of our Class A Common Stock or to obtain accurate quotations as to the market value of our Class A Common Stock and as a result, the market value of our Class A Common Stock likely would decline.

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

Since May 1, 2013, we have paid dividends on our outstanding Senior Common Stock at half the stated annualized rate. The difference between the stated dividend and the paid dividend accrues until paid in full. We did not declare a dividend on our Class A Common Stock in 2015 or 2014, and do not currently expect to declare a dividend on our Class A Common Stock in 2016.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2015 or 2014, and does not expect to do so in 2016.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.

We cannot provide any assurance as to when, or if, we will pay the accrued dividends on the Senior Common Stock or resume the payment of dividends at the full stated annualized rate, or if we will continue to pay dividends on the Senior Common Stock at half the stated annualized rate or at all. Any dividends or other distributions we pay in the future will depend upon our legal and contractual obligations, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. We cannot guarantee that we will be able to pay any dividends (including dividends on our Senior Common Stock) on a regular basis or at all in the future.

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

At any time, the federal and state income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder.

ITEM 1B.  -  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  -  PROPERTIES

Our property portfolio is comprised primarily of institutional-quality office buildings located principally in selected long-term growth markets in Hawaii and Phoenix. Each property is owned either through entities wholly-owned by us or through joint ventures. One of our joint ventures owns a sports club associated with our City Square property in Phoenix, Arizona.

As of December 31, 2015, we owned five office properties, including the interests in our joint venture properties, comprising 2.0 million rentable square feet in seven buildings. The following tables contain descriptive information about our properties as of December 31, 2015, excluding the City Square Sports Club.

Property	No. of Buildings	Year Built/ Renovated	Rentable Sq.Ft.	Annualized Rent(1)	Percentage Ownership	Interest
Wholly-Owned Properties
Waterfront Plaza	1	1988/2006	560,171	$19,087,107	100%	Leasehold
500 Ala Moana Boulevard
Honolulu, HI 96813

Davies Pacific Center	1	1972/2006	374,882	9,925,403	100%	Fee Simple
841 Bishop Street
Honolulu, HI 96813

Pan Am Building	1	1969/2005	221,451	6,754,461	100%	Fee Simple
1600 Kapiolani Boulevard
Honolulu, HI 96814

Total Wholly-Owned Properties	3		1,156,504	$35,766,971

Joint Venture Properties
City Square	3		749,740	$8,749,609	5%	Fee Simple
3800 North Central Avenue		1961/1988
3838 North Central Avenue		1971/1994
4000 North Central Avenue		1965/2000
Phoenix, AZ 85012

Pacific Business News Building	1	1964/2006	97,585	2,286,506	5%	Fee Simple
1833 Kalakaua Avenue
Honolulu, HI 96815

Total Joint Venture Properties	4		847,325	$11,036,115

Total Properties	7		2,003,829	$46,803,086
____________________________

(1)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2015. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2015 actual expense reimbursement billings. Joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. No portion of the joint venture properties’ annualized rent is consolidated in our consolidated financial statements because our interests in our joint venture properties are accounted for under the equity method of accounting.

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our wholly-owned properties at December 31 of each of the past five years.

	Percent Leased(1)					Annualized Rent Per Leased SF(2)
Property	2011	2012	2013	2014	2015	2011	2012	2013	2014	2015
Waterfront Plaza	92%	90%	88%	89%	92%	$38.53	$38.94	$37.90	$37.16	$38.30
Davies Pacific Center	76%	77%	84%	77%	80%	34.77	34.48	34.31	35.18	34.86
Pan Am Building	89%	90%	94%	94%	90%	37.07	36.51	36.67	35.59	35.82
Total Weighted Average					88%					$36.81
____________________________

(1)	Based on leases signed as of December 31 of each historical year and rentable square footage.

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

Tenant Diversification

The following table provides information on the ten largest tenants, by annualized rent, in our wholly-owned properties as of December 31, 2015. No single tenant accounts for 10% or more of our total consolidated revenues.

Tenant	Lease Expiration	Leased Square Feet	Annualized Rent(1)	% of Total Annualized Rent	Property	Industry
Oahu Publications Inc.	3/31/2023	46,793	$1,879,094	5.25%	Waterfront Plaza	Media & Journalism
Farmers Insurance Hawaii Inc.	12/31/2017	53,594	1,796,874	5.02%	Waterfront Plaza	Insurance
General Services Administration	6/20/2025	39,662	1,767,525	4.94%	Waterfront Plaza	Government
AT&T Corp.	6/30/2020	26,160	1,074,937	3.01%	Waterfront Plaza	Communications
Hilton Grand Vacations Company LLC	3/31/2018	25,282	893,974	2.50%	Pan Am Building	Tourism & Hospitality
McCorriston Miller Mukai MacKinnon LLP	12/31/2021	29,231	889,138	2.49%	Waterfront Plaza	Legal Services
Honolulu Surgery Center L.P.	6/30/2025	17,026	831,017	2.32%	Waterfront Plaza	Medical
New York Life Insurance Company	8/10/2021	21,242	789,809	2.21%	Davies Pacific Center	Insurance
Covance CRU Inc.	4/30/2016	18,665	746,993	2.09%	Waterfront Plaza	Medical
Royal State Financial Corp.	12/31/2021	20,565	735,090	2.06%	Pan Am Building	Insurance
Total Annualized Rent for Top 10 Tenants			$11,404,451	31.89%

Total Annualized Rent			$35,766,971
____________________________

(1)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2015. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2015 actual expense reimbursement billings.

The following table contains information about tenants who occupy more than 10% of any of our wholly-owned properties as of December 31, 2015. Two properties have no tenant that occupies more than 10% of the rentable area. No tenant occupies more than 10% of the aggregate rentable area of all of our properties combined.

Property/Tenant	Industry	Lease Expiration(1)	Renewal Option	Total Leased Square feet	% of Rentable Square Feet	Annualized Rent(2)	% of Annualized Rent
Pan Am Building
Hilton Grand Vacations Company LLC	Tourism & Hospitality	3/31/2018	Yes(3)	25,282	11.42%	$893,974	13.24%
____________________________

(1)	Expiration date assumes no exercise of renewal, extension or termination options.

(2)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2015. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2015 actual expense reimbursement billings.

(3)	Hilton Grand Vacations Company has an option to extend its term for an additional 5 years upon 180-days written notice at 90% of the fair market rent.

Lease Distribution by Square Footage

The following table summarizes the lease distributions by square footage for all our wholly-owned properties as of December 31, 2015.

Square Footage Under Lease	Number of Leases	Leases as a % of Total	Rentable Square Feet(1)	Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total
2,500 or less	239	73.09%	219,187	18.95%	$7,897,938	22.08%
2,501 - 10,000	67	20.49%	315,883	27.31%	11,669,817	32.63%
10,001 - 20,000	13	3.98%	173,995	15.05%	6,372,775	17.82%
20,001 - 40,000	6	1.83%	162,142	14.02%	6,150,473	17.19%
40,001 - 100,000	2	0.61%	100,387	8.68%	3,675,968	10.28%
Subtotal	327	100.00%	971,594	84.01%	$35,766,971	100.00%
Signed Leases Not Commenced	—	—	10,148	0.88%	—	—
Available for Lease	—	—	136,236	11.78%	—	—
BOMA Adjustment(3)	—	—	38,526	3.33%	—	—
Total	327	100.00%	1,156,504	100.00%	$35,766,971	100.00%
___________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2015. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2015 actual expense reimbursement billings.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Lease Expirations and Rate Comparisons

The following table summarizes the lease expirations for leases in place as of December 31, 2015 for our wholly-owned properties. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Rent Per Leased Square Foot at Expiration(4)
2016	124	184,678	15.97%	$6,510,763	18.20%	$35.25	$6,049,325	$32.76
2017	47	145,478	12.58%	5,086,748	14.22%	34.97	5,147,514	35.38
2018	50	122,324	10.58%	4,577,017	12.80%	37.42	4,722,322	38.61
2019	35	124,427	10.76%	4,599,777	12.86%	36.97	4,790,684	38.50
2020	37	111,703	9.66%	4,158,679	11.63%	37.23	4,435,787	39.71
2021	16	109,483	9.47%	3,793,488	10.61%	34.65	3,699,235	33.79
2022	5	13,320	1.15%	480,117	1.34%	36.04	543,003	40.77
2023	3	54,617	4.72%	2,160,772	6.04%	39.56	2,433,373	44.55
2024	1	2,810	0.24%	97,130	0.27%	34.57	107,808	38.37
2025	3	64,371	5.56%	2,936,661	8.21%	45.62	3,089,294	47.99
Thereafter	6	38,383	3.32%	1,365,819	3.82%	35.58	1,591,579	41.47
Subtotal/Weighted Average	327	971,594	84.01%	$35,766,971	100.00%	$36.81	$36,609,924	$37.68
Signed Leases Not Commenced	—	10,148	0.88%	—	—	—	—	—
Available for Lease	—	136,236	11.78%	—	—	—	—	—
BOMA Adjustment(5)	—	38,526	3.33%	—	—	—	—	—
Total/Weighted Average	327	1,156,504	100.00%	$35,766,971	100.00%	$30.93	$36,609,924	$31.66
 ____________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2015. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2015 actual expense reimbursement billings.

(3)	Represents annualized rent divided by leased square feet.

(4)	Represents annualized rent at expiration divided by leased square feet.

(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

The leases scheduled to expire in the next five years represent approximately 0.7 million rentable square feet or 59.6% of our total rentable square feet of our wholly-owned properties. During the year ended December 31, 2015, changes in average rental rates per square foot for new leases and lease renewals that commenced during the year ended December 31, 2015, as compared to prior average rental rates per square foot in effect for the same space were as follows:

	Leased Square Feet(1)	New Average Rental Rate per Square Foot(1)(2)	Old Average Rental Rate per Square Foot(1)(2)
New leases	25,400	$1.85	$1.69
Lease renewals	159,947	$1.70	$1.52
Total leasing activity	185,347	$1.72	$1.55
 ____________________________

(1)	Excludes leases for which the space was vacant longer than one year, month-to-month leases, leases with terms of less than 12 months, related party leases and right-to-use leases.

(2)	Average rental rate includes contractual base rents from our tenants pursuant to our lease agreements as adjusted for straight-line rate adjustments and rate abatements.

Variability in buildings, leased square feet and term of expiring leases makes predicting the changes in average rental rates in future periods difficult. More broadly, our rental rates and occupancy are impacted by general economic and market conditions, especially as they pertain to developments in the Honolulu business environment. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

Ground Leased Properties

At December 31, 2015 we held a long-term ground leasehold interest in our Waterfront Plaza property.

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

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2015, please refer to the Indebtedness section in Part II, Item 7 of this Annual Report on Form 10-K.

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
The table below sets forth the high and low sales prices for our Class A Common Stock as reported by the OTC Markets from January 1, 2014 through December 31, 2015. No dividends were declared on our Class A Common Stock for any of these periods.

	High	Low
2015
Fourth Quarter	$1.00	$0.30
Third Quarter	$0.80	$0.06
Second Quarter	$0.25	$0.11
First Quarter	$0.25	$0.06

2014
Fourth Quarter	$0.29	$0.12
Third Quarter	$0.29	$0.18
Second Quarter	$0.35	$0.17
First Quarter	$0.37	$0.16

As of March 7, 2016, our Class A Common Stock was held by 42 stockholders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

Our Class B Common Stock has identical voting and dividend rights to our Class A Common Stock, but has no distribution rights upon liquidation. No established public trading market exists for our Class B Common Stock. As of March 7, 2016, our Class B Common Stock was held by one stockholder of record.

There currently is no established public trading market for our Senior Common Stock, and we do not expect to have our shares of Senior Common Stock listed on any securities exchange or quoted on an automated quotation system. As of March 7, 2016, our Senior Common Stock was held by 884 stockholders of record.

Dividends

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by our board of directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Our board of directors authorized daily dividends on the Senior Common Stock for the months of April 2010 through April 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. Commencing May 1, 2013, and continuing through May 2016, our board of directors has authorized dividends on the Senior Common Stock at half the stated annualized rate. The difference between the stated dividend and the paid dividend will accrue until paid in full.

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

We did not declare a dividend on our Class A Common Stock in 2015 or 2014, and do not currently expect to declare a dividend on our Class A Common Stock in 2016. Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2015 or 2014, and does not expect to do so in 2016. As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

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

Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, strategies, expectations, risks and uncertainties. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These forward-looking statements include, without limitation, statements regarding: projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements regarding strategic transactions such as mergers, acquisitions, recapitalizations or a possible dissolution of the Company; and statements of management’s goals and objectives and other similar expressions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “believe,” “assume,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2015, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of December 31, 2015, our property portfolio included office buildings in Honolulu and Phoenix.

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

No impairment charges for our wholly-owned properties were recorded for the year ended December 31, 2015. For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.5 million on our Clifford Center property as a result of the property’s fair value, net of costs to sell, being below its current carrying value, in connection with the anticipated sale of the property, which was completed in January 2015. The non-cash impairment charges are included in “Loss from discontinued operations” on the consolidated statement of operations.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2009-17, Consolidations (Topic 810), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires ongoing assessments of the investments to determine whether or not they are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and/or liquidate the venture, if applicable.  We currently do not hold any investments in VIEs.

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

No impairment charges were recorded in our investments in unconsolidated joint ventures for the year ended December 31, 2015. For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.9 million to write off our investment in the POP San Diego joint venture due to uncertainty surrounding its recoverability. The charge is included in “Equity in net (loss) earnings of unconsolidated joint ventures” on the consolidated statement of operations.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. As of December 31, 2014, the Clifford Center property was classified as held for sale. In January 2015, we completed the sale of the Clifford Center property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the years ended December 31, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2015 and 2014, goodwill of our wholly-owned properties amounted to $37.7 million and $39.1 million, respectively. We wrote off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Revenue Recognition. The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.02 million and ($0.01) million for the years ended December 31, 2015 and 2014, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Lease termination fees, which are included in “Other” revenue of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

“Other” revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.3 million and $0.2 million, as of December 31, 2015 and 2014, respectively.

We had a total of $1.8 million and $1.7 million of lease security available in security deposits, as of December 31, 2015 and 2014, respectively.

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

Results of Operations

Our results of operations for the years ended December 31, 2015 and 2014 include the results of our wholly-owned properties (Waterfront Plaza, Davies Pacific Center and Pan Am Building) and our equity in the net earnings (loss) of our unconsolidated joint ventures. Discontinued operations reflects the net results of operations of the Clifford Center property, which was sold in January 2015. The impact on our results of operations from sales of unconsolidated joint venture properties during these periods was not material.

Overview

As of December 31, 2015, our wholly-owned properties were 88.0% leased, with 136,236 square feet available, under a total of 327 leases. As of that date, 16.0% of our leased square footage was scheduled to expire during 2016 and another 12.6% of our leased square footage was scheduled to expire during 2017.

As of December 31, 2014, our wholly-owned properties were 85.0% leased, with 178,295 square feet available, under a total of 349 leases. As of that date, 14.9% of our leased square footage was scheduled to expire during 2015 and another 12.5% of our leased square footage was scheduled to expire during 2016.

The changes in vacant space for our wholly-owned properties for the period from December 31, 2014 to December 31, 2015 are shown below:

Rentable Square Feet
Vacant space available at December 31, 2014	178,295
Sale of Clifford Center property	(24,901)
Leases expired on December 31, 2014	2,303
Expired or terminated during the period	222,055
Square footage adjustments and exclusions(1)	(9,205)
Total space available for lease	368,547
New leases	61,929
Renewed leases	170,382
Total space leased during the period	232,311
Vacant space available at December 31, 2015	136,236
___________________________

(1)	Includes adjustments for remeasured square footage, right-to-use leases and month-to-month storage leases.

We receive income primarily from rental revenue (including tenant reimbursements) from our office properties and, to a lesser extent, from our parking revenues. Our office properties are typically leased to tenants with good credit for terms ranging from two to 20 years. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

Comparison of the year ended December 31, 2015 to
the year ended December 31, 2014 (in thousands)

	2015	2014	$ Change	% Change
Revenue:
Rental	$21,066	$20,429	$637	3.1%
Tenant reimbursements	16,732	17,220	(488)	(2.8)%
Parking	6,020	5,765	255	4.4%
Other	296	706	(410)	(58.1)%
Total revenue	44,114	44,120	(6)	—%
Expenses:
Rental property operating	25,677	26,597	(920)	(3.5)%
General and administrative	1,684	1,692	(8)	(0.5)%
Depreciation and amortization	10,753	11,144	(391)	(3.5)%
Interest	20,581	20,356	225	1.1%
Total expenses	58,695	59,789	(1,094)	(1.8)%
Loss from continuing operations before equity in net earnings (loss) of unconsolidated joint ventures	(14,581)	(15,669)	1,088	(6.9)%
Equity in net earnings (loss) of unconsolidated joint ventures	497	(1,147)	1,644	(143.3)%
Loss from continuing operations	(14,084)	(16,816)	2,732	(16.2)%
Loss from discontinued operations	(180)	(536)	356	(66.4)%

Net loss	$(14,264)	$(17,352)	$3,088	(17.8)%

Revenues

Rental revenue. Total rental revenue increased by $0.6 million, or 3.1%, primarily due to increases in rental revenues at Pan Am Building for a negotiated lease incentive for a tenant in the prior year period ($0.2 million), a tenant being in holdover in the current year period ($0.1 million) and a tenant who expanded its lease ($0.1 million) and at Waterfront Plaza as a result of write-offs of deferred rent ($0.2 million) related to tenants who vacated their leased premises in the prior year period and additional deferred rent related to a significant new tenant in the current year period ($0.2 million), partially offset by a decrease in rental revenues at Davies Pacific Center related to a a tenant who vacated its leased premises in the prior year ($0.2 million).

Tenant reimbursements. Total tenant reimbursements decreased by $0.5 million, or 2.8%, primarily due to decreases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.3 million) and electricity reimbursements at Waterfront Plaza ($0.2 million) compared to the prior year.

Parking revenue. Total parking revenue increased by $0.3 million, or 4.4%, primarily due to increased parking rates at Waterfront Plaza.

Other revenue. Total other revenue decreased by $0.4 million, or 58.1%, primarily due to a decrease in termination fees ($0.2 million) that arose from a significant Waterfront Plaza tenant who vacated its leased premises in the prior year period and the related write-off of the tenant’s lease obligations ($0.2 million).

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.9 million, or 3.5%, primarily due to decreases in utility expenses, primarily resulting from lower electricity rates, at Davies Pacific Center ($0.4 million), Pan Am Building ($0.3 million) and Waterfront Plaza ($0.8 million) compared to the prior year period, partially offset by increases in miscellaneous repairs and maintenance at Davies Pacific Center ($0.1 million), air conditioning repairs at Pan Am Building ($0.1 million) and bad debt expense at Waterfront Plaza ($0.2 million) and at Pan Am Building ($0.1 million) and consulting costs at Waterfront Plaza ($0.1 million) compared to the prior year period.

General and administrative expense. Total general and administrative expense decreased by an insignificant amount compared to the prior year.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $0.4 million, or 3.5%, primarily due to a decrease in depreciation expenses at Davies Pacific Center ($0.3 million) and at Pan Am Building ($0.1 million) as a result of assets being fully depreciated.

Interest expense. Total interest expense increased by $0.2 million, or 1.1%, primarily due to an increase in interest attributable to additional unsecured notes payable to current and former related parties issued in February 2014.

Equity in net earnings (loss) of unconsolidated joint ventures

Equity in net earnings (loss) of unconsolidated joint ventures increased by $1.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase is primarily attributable to our share of losses in, and the subsequent write-off of, our investment in the POP San Diego joint venture in the prior year period ($1.0 million) and an increase in earnings from our joint venture which sold the Valencia Corporate Center property in September 2015 ($0.7 million), partially offset by a decrease in earnings received from one of our joint ventures which was dissolved in the prior year period ($0.1 million).

Loss from discontinued operations

For the year ended December 31, 2015, discontinued operations reflects the net results of operations of the Clifford Center property prior to its sale in January 2015, as well as post-closing activities since the sale. For the year ended December 31, 2014, discontinued operations reflects the net results of operations of the Clifford Center property.

Cash Flows

Net cash provided by operating activities was $0.7 million for the year ended December 31, 2015 compared to $0.05 million for the year ended December 31, 2014. The increase was primarily the result of a decrease in rental operating expense payments as compared to the prior year period.

Net cash provided by investing activities was $3.3 million for the year ended December 31, 2015 compared to net cash used in investing activities of $7.1 million for the year ended December 31, 2014. The increase was primarily the result of net proceeds from the sale of our Clifford Center property in January 2015 ($8.6 million), a decrease in capital expenditures from the prior year period ($1.6 million) and a distribution from one of our joint ventures which sold the Valencia Corporate Center property in September 2015 ($0.7 million), partially offset by the repayment of interim financing by an unconsolidated joint venture ($0.4 million) in November 2014 and an increase in leasing commissions ($0.1 million) compared to the prior year period.

Net cash used in financing activities was $7.1 million for the year ended December 31, 2015 compared to $1.4 million for the year ended December 31, 2014. The increase was primarily due to the repayment of mortgage notes payable related to the Clifford Center property as a result of the sale of the property in January 2015.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income.  As discussed further below, however, we did not declare dividends on our Class A Common Stock during fiscal 2015 and 2014, and we do not currently expect to declare dividends on our Class A Common Stock during fiscal 2016.

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, refinancing of existing debt, distributions from joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company. In January 2016, we engaged Eastdil Secured to assist in the potential sale, financing or recapitalization of our remaining wholly-owned properties, but there can be no assurance that this engagement will result in a transaction.

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

Unrestricted and restricted cash on hand

As of December 31, 2015, we had $3.8 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $4.5 million.  A summary of our restricted cash reserves is as follows (in thousands):

December 31, 2015
Tax, insurance and other working capital reserves	$1,907
Leasing and capital expenditure reserves	505
Ground lease reserves	1,525
Collateral accounts	528
Total restricted cash	$4,465

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

In addition, our revolving credit facility and promissory notes payable to certain current and former affiliates are scheduled to mature on December 31, 2016.

Distributions from joint ventures

We are currently partners with third parties in three joint ventures, holding two office properties, comprising four buildings, and a sports club associated with one of the office properties. Distributions from our joint ventures depend significantly on our joint ventures’ ability to generate positive cash flow from their rental operations or the sale of one or more office properties or buildings held by our joint ventures. Our joint ventures’ ability to successfully manage the operations or identify, negotiate and close sale transactions on acceptable terms or at all is uncertain.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts. As of December 31, 2015, we were obligated to spend $3.0 million in capital expenditures and leasing costs through 2016.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the year ended December 31, 2015
	New Leases	Renewed Leases	Total Leases
Square feet(1)	61,929	170,382	232,311
Tenant improvement costs per square foot(2)	$23.59	$6.92	$11.36
Leasing commission costs per square foot	8.48	4.86	5.83
Total tenant improvement and leasing commission costs	$32.07	$11.78	$17.19
___________________________

(1)	Excludes Clifford Center property which was sold in January 2015, right-to-use leases and month-to-month storage leases.

(2)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of December 31, 2015, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.9 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.3 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 0.78 years. See “Indebtedness” below for additional information with respect to our consolidated debt.

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

We did not declare a dividend on our Class A Common Stock during 2015 or 2014, and do not currently expect to declare a dividend on our Class A Common Stock in 2016.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2015 or 2014, and does not expect to do so for 2016.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

For each of the years ended December 31, 2015 and 2014, we paid an aggregate of $0.9 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $2.4 million in aggregate as of December 31, 2015. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through May 2016.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2015, the cumulative unpaid distributions attributable to Preferred Units were $11.4 million, which we do not anticipate to pay in 2016.

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

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of December 31, 2015. Each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Pan Am Building	$60,000	6.17%	8/11/2016	60,000	(1)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(2)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(3)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(4)
Subtotal	266,000
Revolving line of credit(5)	25,000	1.10%	12/31/2016	25,000
Outstanding principal balance	291,000
Less: Unamortized discount, net	(122)
Mortgage and other loans, net	$290,878

(1)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(2)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(3)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(4)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(5)	The revolving line of credit matures on December 31, 2016. See “Revolving Line of Credit” below.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2016. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of December 31, 2015 and 2014, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At December 31, 2015 and 2014, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend maturity for one additional year. The maturity date of the promissory notes has subsequently been extended to December 31, 2016.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 11 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of these promissory notes has subsequently been extended to December 31, 2016.

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

For the period from March 20, 2008 through December 31, 2015, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009.  At December 31, 2015 and 2014, $15.6 million and $12.8 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on these criteria.

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

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

ITEM 11.  -  EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

ITEM 12.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

ITEM 13.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

ITEM 14.  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

PART IV

ITEM 15.  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) and (2) Consolidated Financial Statements

Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm Ernst & Young LLP	F-1
Consolidated Balance Sheets of the Company as of December 31, 2015 and December 31, 2014	F-2
Consolidated Statements of Operations of the Company for the years ended December 31, 2015 and December 31, 2014	F-3
Consolidated Statements of Equity (Cumulative Deficit) of the Company for the years ended December 31, 2015 and December 31, 2014	F-4
Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2015 and December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-8

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

10.27
Purchase and Sale Agreement, dated December 29, 2014, between City Center Land Company, LLC and City Center, LLC and U. Yamane, Limited (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 13, 2015 (File No. 001-09900) and incorporated herein by reference).

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

Exhibit No.	Description
10.30	Second Amendment to Subordinated Promissory Notes, dated as of December 31, 2015, among Pacific Office Properties, L.P. and the holders named therein (Filed herewith).

10.31	Fourth Amendment to Loan Documents (2015), dated December 31, 2015, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (Filed herewith).

10.32	Fourth Amendment to Indemnification Agreement, dated as of December 31, 2015, between Pacific Office Properties, L.P. and Shidler Equities L.P. (Filed herewith).

21.1	Subsidiaries of Pacific Office Properties Trust, Inc. (Filed herewith.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	March 11, 2016	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Taff	Chief Executive Officer and Chief Financial Officer	March 11, 2016
Lawrence J. Taff	(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

/s/ Jay H. Shidler	Chairman of the Board	March 11, 2016
Jay H. Shidler

/s/ Michael W. Brennan	Director	March 11, 2016
Michael W. Brennan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pacific Office Properties Trust, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Office Properties Trust, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity (cumulative deficit) and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Office Properties Trust, Inc at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, $266 million of the Company’s mortgage loans, which are recorded in Mortgage and other loans, net, in the consolidated balance sheets, will become due at various dates in the twelve month period ending December 31, 2016. The Company’s current and projected cash balances are not sufficient to cover these maturities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Honolulu, Hawaii
March 11, 2016

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Investments in real estate, net	$197,860	$202,133
Real estate and other assets held for sale	—	7,337
Cash and cash equivalents	3,817	6,904
Restricted cash	4,465	3,552
Rents and other receivables, net	971	763
Deferred rents	3,690	3,633
Intangible assets, net	5,988	6,318
Other assets, net	418	1,186
Goodwill	37,665	39,111
Investments in unconsolidated joint ventures	913	1,281
Total assets	$255,787	$272,218

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$290,878	$290,738
Unsecured notes payable to current and former related parties	29,433	29,433
Accounts payable and other liabilities	40,797	35,113
Accrued interest payable to current and former related parties (Note 10)	15,627	12,776
Acquired below-market leases, net	3,242	3,474
Mortgage and other liabilities of real estate held for sale	—	6,589
Total liabilities	379,977	378,123

Commitments and contingencies (Note 11)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at December 31, 2015 and 2014	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of December 31, 2015 and 2014) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at December 31, 2015 and 2014	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at December 31, 2015 and 2014	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at December 31, 2015 and 2014	—	—
Additional paid-in capital	110	110
Cumulative deficit	(174,888)	(170,894)
Total stockholders’ equity (deficit)	(153,134)	(149,140)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(98,324)	(84,033)
Total equity (deficit)	(124,190)	(105,905)
Total liabilities and equity (deficit)	$255,787	$272,218

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the year ended December 31,
	2015	2014
Revenue
Rental	$21,066	$20,429
Tenant reimbursements	16,732	17,220
Parking	6,020	5,765
Other	296	706
Total revenue	44,114	44,120
Expenses
Rental property operating	25,677	26,597
General and administrative	1,684	1,692
Depreciation and amortization	10,753	11,144
Interest	20,581	20,356
Total expenses	58,695	59,789

Loss from continuing operations before equity in net earnings (loss) of unconsolidated joint ventures	(14,581)	(15,669)
Equity in net earnings (loss) of unconsolidated joint ventures	497	(1,147)
Loss from continuing operations	(14,084)	(16,816)
Loss from discontinued operations	(180)	(536)
Net loss	(14,264)	(17,352)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(2,273)	(2,273)
Common unitholders in the Operating Partnership	14,291	16,704
Net loss attributable to non-controlling interests	12,018	14,431

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(2,246)	(2,921)
Dividends paid and accrued on Senior Common Stock	(1,748)	(1,748)
Net loss attributable to common stockholders	$(3,994)	$(4,669)

Loss per common share:
Loss from continuing operations	$(1.00)	$(1.15)
Loss from discontinued operations	(0.01)	(0.03)
Net loss per common share - basic and diluted	$(1.01)	$(1.18)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit) (in thousands, except share and unit data)

	For the year ended December 31,
	2015	2014
Common Stock
Balance at beginning of period	$185	$185
Balance at end of period	$185	$185

Senior Common Stock
Balance at beginning of period	$21,459	$21,459
Balance at end of period	$21,459	$21,459

Additional Paid-In Capital
Balance at beginning of period	$110	$110
Balance at end of period	$110	$110

Cumulative Deficit
Balance at beginning of period	$(170,894)	$(166,225)
Net loss	(2,246)	(2,921)
Distributions	(1,748)	(1,748)
Balance at end of period	$(174,888)	$(170,894)

Total Stockholders’ Equity (Cumulative Deficit)
Balance at beginning of period	$(149,140)	$(144,471)
Net loss	(2,246)	(2,921)
Distributions	(1,748)	(1,748)
Balance at end of period	(153,134)	(149,140)
Non-Controlling Interests
Balance at beginning of period	43,235	59,939
Net loss	(12,018)	(14,431)
Distributions	(2,273)	(2,273)
Balance at end of period	28,944	43,235
Total Equity (Deficit)	$(124,190)	$(105,905)

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit), continued (in thousands, except share and unit data)

	For the year ended December 31,
	2015	2014
Common Units
Balance at beginning of period	14,101,004	14,101,004
Balance at end of period	14,101,004	14,101,004

Preferred Units
Balance at beginning of period	4,545,300	4,545,300
Balance at end of period	4,545,300	4,545,300

Shares of Common Stock (Class A and Class B)
Balance at beginning of period	3,941,242	3,941,242
Balance at end of period	3,941,242	3,941,242

Shares of Senior Common Stock
Balance at beginning of period	2,410,839	2,410,839
Balance at end of period	2,410,839	2,410,839

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2015	2014
Operating activities
Net loss	$(14,264)	$(17,352)
Loss from discontinued operations	(180)	(536)
Loss from continuing operations	(14,084)	(16,816)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities - continuing operations:
Depreciation and amortization	10,753	11,144
Deferred rent	(58)	45
Deferred ground rents	2,041	2,041
Interest amortization and interest accrued on related party notes	3,234	3,006
Below-market lease amortization	(232)	(250)
Equity in net (earnings) loss of unconsolidated joint ventures	(497)	1,147
Bad debt expense	156	2
Changes in operating assets and liabilities:
Restricted cash for operating activities	(805)	543
Rents and other receivables	(360)	78
Other assets	571	7
Accounts payable and other liabilities	120	(1,021)
Net cash provided by (used in) operating activities - continuing operations	839	(74)
Net cash (used in) provided by operating activities - discontinued operations	(135)	120
Net cash provided by operating activities	704	46

Investing activities
Additions to and improvement of real estate	(4,777)	(6,416)
Distributions from unconsolidated joint ventures	875	207
Contributions to unconsolidated joint ventures	(10)	(182)
Net sales proceeds from the sale of property	8,552	—
Payment of leasing commissions	(1,213)	(1,059)
Interim financing provided to unconsolidated joint venture	—	(175)
Repayment of interim financing by unconsolidated joint venture	—	358
Change in restricted cash used for capital expenditures	(108)	154
Net cash provided by (used in) investing activities	3,319	(7,113)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands)

	For the year ended December 31,
	2015	2014

Financing activities
Repayment of mortgage notes payable	(6,295)	(507)
Security deposits	59	(7)
Financing costs	—	(5)
Senior Common Stock dividends	(874)	(874)
Net cash used in financing activities	(7,110)	(1,393)

Decrease in cash and cash equivalents	(3,087)	(8,460)
Cash and cash equivalents at beginning of period	6,904	15,364
Cash and cash equivalents at end of period	$3,817	$6,904

Supplemental cash flow information
Interest paid	$17,386	$17,621

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$3,147	$3,147
Change in accrued capital expenditures	$164	$(1,170)

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

1.     Organization and Ownership, Presentation and Going Concern

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

Through our Operating Partnership, as of December 31, 2015, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of December 31, 2015, our Property Portfolio included office buildings in Honolulu and Phoenix.

References to square footage, occupancy or number of properties or buildings made within the notes to the consolidated financial statements are unaudited.

Basis of Presentation

The accompanying consolidated financial statements and related disclosures included herein are presented in accordance with United States generally accepted accounting principles (“GAAP”) and include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the summarized financial information for our unconsolidated joint ventures in Note 5 for the prior period have been reclassified to conform to the current period presentation with no corresponding effect on the previously reported consolidated results of operations, or financial position of the Company.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $14.3 million and $17.4 million for the years ended December 31, 2015 and 2014, respectively, and have incurred cumulative net losses since inception of $229.0 million. We have a substantial amount of debt maturing in 2016 for which the Company does not have committed funding sources. We have a stockholders’ deficit of $153.1 million at December 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to continue operations (including the refinancing of maturing debt), generating profitable operations in the future and developing and implementing our strategic plan to address these needs. No assurance can be given that we will be successful in these efforts. To meet our capital needs, we may consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company. In January 2016, we engaged Eastdil Secured to assist in this effort.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

concern. We believe that our actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that we will be successful in these efforts.

2.    Summary of Significant Accounting Policies

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, refinancing of existing debt, distributions from joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company. In January 2016, we engaged Eastdil Secured to assist in the potential sale, financing or recapitalization of our remaining wholly-owned properties, but there can be no assurance that this engagement will result in a transaction.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of December 31, 2015, we were obligated to spend $3.0 million in capital expenditures and leasing costs through 2016.

As of December 31, 2015, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.9 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.3 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 0.78 years.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2015, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2016. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $15.6 million) scheduled to mature on December 31, 2016.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

No impairment charges for our wholly-owned properties were recorded for the year ended December 31, 2015. For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.5 million on our Clifford Center property as a result of the property’s fair value, net of costs to sell, being below its current carrying value, in connection with the anticipated sale of the property, which was completed in January 2015. The non-cash impairment charges are included in “Loss from discontinued operations” on the consolidated statement of operations.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2009-17, Consolidations (Topic 810), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires ongoing assessments of the investments to determine whether or not they are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions,

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

and the rights of the other investors to participate in the decision making process and/or liquidate the venture, if applicable.  We currently do not hold any investments in VIEs.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the year ended December 31, 2015. For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.9 million to write off our investment in the POP San Diego joint venture due to uncertainty surrounding its recoverability. The charge is included in “Equity in net (loss) earnings of unconsolidated joint ventures” on the consolidated statement of operations.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. As of December 31, 2014, the Clifford Center property was classified as held for sale. In January 2015, we completed the sale of the Clifford Center property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the years ended December 31, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

goodwill to be impaired include, but may not be limited to, a sustained decline in our stock price and the occurrence, or sustained existence, of adverse economic conditions or decreased cash flow from our properties.

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2015 and 2014, goodwill of our wholly-owned properties amounted to $37.7 million and $39.1 million, respectively. We wrote off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.02 million and ($0.01) million for the years ended December 31, 2015 and 2014, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Lease termination fees, which are included in “Other” revenue of the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

“Other” revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.3 million and $0.2 million, as of December 31, 2015 and 2014, respectively.

We had a total of $1.8 million and $1.7 million of lease security available in security deposits, as of December 31, 2015 and 2014, respectively.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

We consider all short-term cash investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash is excluded from cash and cash equivalents due to its restriction on withdrawal or use.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification; Section B - Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; and Section C - Background Information and Basis for Conclusions (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

3.    Investments in Real Estate, net

Our investments in real estate, net, are summarized as follows (in thousands):

	December 31, 2015	December 31, 2014
Land and land improvements	$33,819	$33,819
Building and building improvements	196,168	194,956
Tenant improvements	32,389	31,667
Construction in progress	5,263	2,979
Furniture, fixtures and equipment	1,377	1,319
Investments in real estate	269,016	264,740
Less: accumulated depreciation	(71,156)	(62,607)
Investments in real estate, net	$197,860	$202,133

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, are summarized as follows (in thousands):

	December 31, 2015	December 31, 2014
Acquired leasing commissions:
Gross amount	$7,499	$6,913
Accumulated amortization	(4,073)	(3,783)
Acquired leasing commissions, net	3,426	3,130

Acquired leases in place:
Gross amount	5,290	5,624
Accumulated amortization	(5,175)	(5,500)
Acquired leases in place, net	115	124

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(8,776)	(8,223)
Acquired tenant relationship costs, net	478	1,031

Acquired other intangibles:
Gross amount	3,077	3,125
Accumulated amortization	(1,108)	(1,092)
Acquired other intangibles, net	1,969	2,033

Intangible assets, net	$5,988	$6,318

Acquired below-market leases:
Gross amount	$6,556	$6,640
Accumulated amortization	(3,314)	(3,166)
Acquired below-market leases, net	$3,242	$3,474

As shown in the following table (in thousands), we recognized amortization of below-market leases. The amortization of below-market leases is included as an increase to “Rental revenues” in the accompanying consolidated statements of operations. Also, we recognized amortization of other intangible assets, including acquired leasing commissions, acquired leases in place, acquired tenant relationship costs and acquired other intangibles. The amortization of these intangible assets is included in “Depreciation and amortization” in the accompanying consolidated statements of operations.

	For the year ended December 31,
	2015	2014
Intangible assets amortization	$1,561	$1,827
Acquired below-market lease amortization	$232	$250

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the estimated net amortization of intangible assets and acquired below-market leases at December 31, 2015 for the next five years (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Weighted Average Amort. Period (Years)
Leasing commissions	$902	$789	$529	$405	$271	$530	$3,426	3.3
Leases in place	8	8	8	8	8	75	115	7.5
Tenant relationship costs	281	112	24	13	3	45	478	2.5
Other intangibles	65	65	65	65	65	1,644	1,969	15.8
Intangible assets, net	$1,256	$974	$626	$491	$347	$2,294	$5,988

Acquired below-market leases	$232	$232	$232	$232	$232	$2,082	$3,242	7.5

5.     Investments in Unconsolidated Joint Ventures

At December 31, 2015, we were partners with third parties in three joint ventures, holding two office properties, comprised of four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

No impairment charges were recorded in our investments in unconsolidated joint ventures for the year ended December 31, 2015. For the year ended December 31, 2014, we recorded non-cash impairment charges of $0.9 million to write-off our investment in the POP San Diego joint venture due to uncertainty surrounding the recoverability of our investment in the joint venture. The charge is included in “Equity in net (loss) earnings of unconsolidated joint ventures” on the consolidated statement of operations.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2015	2014
Revenues:
Rental	$11,915	$14,383
Other	2,997	3,035
Total revenues	14,912	17,418
Expenses:
Rental operating	10,701	11,620
Depreciation and amortization	4,242	4,602
Interest	3,946	5,657
Other	10	—
Total expenses	18,899	21,879
Loss before gain (loss) on sale of properties and gain on extinguishment of debt	(3,987)	(4,461)
Gain (loss) on sale of properties	13,764	(3,340)
Gain on extinguishment of debt	—	3,320
Net income (loss)	$9,777	$(4,481)

Equity in net earnings (loss) of unconsolidated joint ventures	$497	$(1,147)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	December 31, 2015	December 31, 2014
Investment in real estate, net	$56,321	$77,655
Other assets	9,938	18,021
Total assets	$66,259	$95,676

Mortgage and other loans	$45,575	$66,152
Other liabilities	2,416	3,738
Total liabilities	$47,991	$69,890

Investment in unconsolidated joint ventures	$913	$1,281

6.     Other Assets, net

Other assets, net, consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Deferred loan fees, net of accumulated amortization of $1.8 million and $1.7 million at December 31, 2015 and 2014, respectively	$158	$354
Prepaid expenses	260	832
Total other assets, net	$418	$1,186

7.      Minimum Future Lease Rentals

Future minimum base rentals on non-cancellable office leases for the years succeeding December 31, 2015 are as follows (in thousands):

2016	$19,448
2017	18,322
2018	14,438
2019	12,333
2020	9,317
Thereafter	24,109
Total future minimum base rental revenue	$97,967

The above future minimum base rental revenue excludes tenant reimbursements, amortization of deferred rent receivables and below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised. Lease termination fee revenues were not significant for the year ended December 31, 2015 and $0.2 million for the year ended December 31, 2014.

We have leased space to certain tenants under non-cancellable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the consolidated statements of operations. We recorded $0.1 million of percentage rental income for each of the years ended December 31, 2015 and 2014.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

8.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Accounts payable	$276	$1,218
Interest payable	953	953
Deferred revenue	918	922
Security deposits	1,840	1,675
Deferred straight-line ground rent	18,669	16,628
Accrued distributions attributable to Preferred Units	11,363	9,091
Accrued expenses	6,107	4,001
Asset retirement obligations	671	625
Total accounts payable and other liabilities	$40,797	$35,113

9.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

	Outstanding Principal Balance, Net at
Property	December 31, 2015	December 31, 2014	Interest Rate	Maturity Date
Pan Am Building	$59,997	$59,991	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	94,881	94,747	5.86%	11/11/2016
Subtotal	265,878	265,738
Revolving line of credit(1)	25,000	25,000	1.10%	12/31/2016
Total	$290,878	$290,738

(1)
The revolving line of credit matures on December 31, 2016. Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

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

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

31, 2016. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of December 31, 2015 and 2014, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the years ended December 31, 2015 and 2014, we recognized $0.3 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million. As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge. In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP. Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the years ended December 31, 2015 and 2014, we recognized $0.5 million in interest to Shidler LP for the annual fee.

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

10.     Unsecured Notes Payable to Current and Former Related Parties

At December 31, 2015 and 2014, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler (“Venture”), and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend maturity for one additional year. The maturity date of the promissory notes has subsequently been extended to December 31, 2016.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 11 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of these promissory notes has subsequently been extended to December 31, 2016.

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

For the period from March 20, 2008 through December 31, 2015, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

in 2009.  At December 31, 2015 and 2014, $15.6 million and $12.8 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Ground lease rent expense, including minimum rent and straight-line rent, recorded during each of the years ended December 31, 2015 and 2014 was $4.3 million.

The following table indicates our future minimum ground lease payments of our Waterfront Plaza Property for the years succeeding December 31, 2015 (in thousands):

2016	$2,928
2017	2,928
2018	2,928
2019	2,928
2020	2,928
Thereafter	191,620
Total future minimum ground lease payments	$206,260

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of December 31, 2015, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated.  Depending on the age of

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

the construction, certain properties in our portfolio may contain non-friable asbestos.  If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal.  As of December 31, 2015 and 2014, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million and $0.6 million, respectively.  The accretion expense was not significant for each of the years ended December 31, 2015 and 2014.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060.  Accordingly, as of December 31, 2015 and 2014, the liability in our consolidated balance sheets for this asset retirement obligation was $0.4 million as of both dates. The accretion expense was not significant for each of the years ended December 31, 2015 and 2014.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of December 31, 2015, we are obligated to spend $3.0 million in capital expenditures and leasing costs through 2016.  We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

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

12.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2014 to December 31, 2015 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2014	$(149,140)	$127,268	$(84,033)	$(105,905)
Net income (loss)	(2,246)	2,273	(14,291)	(14,264)
Dividends and distributions	(1,748)	(2,273)	—	(4,021)
Balance at December 31, 2015	$(153,134)	$127,268	$(98,324)	$(124,190)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation.  It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference.  Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by the Company’s Board of Directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly.  Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum.  Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below).  Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders.  Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock.  The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

value for the Senior Common Stock of $10.00 per share. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.  As of December 31, 2015 and 2014, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding.  We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of December 31, 2015. During the years ended December 31, 2015 and 2014, no Common Units or Preferred Units were redeemed or issued. As of December 31, 2015, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2015, the cumulative unpaid distributions attributable to Preferred Units were $11.4 million. We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of December 31, 2015, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of December 31, 2015, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of December 31, 2015, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the year ended December 31,
	2015	2014
Net loss attributable to common stockholders - basic and diluted(1)	$(3,994)	$(4,669)

Weighted average number of common shares	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(1.01)	$(1.18)

(1)
For each of the years ended December 31, 2015 and 2014, net loss attributable to common stockholders includes $2.3 million of priority allocation to Preferred Unit holders, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the years ended December 31, 2015 and 2014, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For each of the years ended December 31, 2015 and 2014, we paid an aggregate of $0.9 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

Senior Common Stock will accrue until paid in full, and amounted to $2.4 million in aggregate as of December 31, 2015. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through May 2016.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At December 31, 2015, the cumulative unpaid distributions attributable to Preferred Units were $11.4 million, which we do not anticipate to pay in 2016.

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

Sale of Clifford Center

On December 29, 2014, we entered into a Purchase and Sale Agreement to sell our fee and leasehold interest in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party buyer. As of December 31, 2014, the Clifford Center property was classified as held for sale. In January 2015 we completed the sale of the Clifford Center property for aggregate consideration of $8.9 million. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the years ended December 31, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the operating results of the Clifford Center property that comprise loss from discontinued operations for the years ended December 31, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2015	2014
Revenue	$134	$1,755
Expenses	158	2,291
Loss from discontinued operations before loss on sale of property	(24)	(536)
Loss on sale of property	(156)	—
Loss from discontinued operations	$(180)	$(536)

14.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands):

	For the year ended December 31,
	2015	2014
Property management	$1,896	$1,961
Corporate management	700	853
Construction management and other	198	109
Total	$2,794	$2,923

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.6 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, we have $0.4 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the years ended December 31, 2015 and 2014, we recognized $0.5 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. See Note 9 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering certain of our properties. Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock. See Note 11 for additional discussion on these indemnities.

At December 31, 2015 and 2014, $15.6 million and $12.8 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 10 for a detailed discussion on these unsecured notes payable.

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

At December 31, 2015, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $290.9 million and $289.8 million, respectively. At December 31, 2014, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans (excluding the loans related to our Clifford Center property classified under “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets which were repaid in full upon the completion of the sale in January 2015) were $290.7 million and $288.2 million, respectively.

16.     Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2015 and 2014 (in thousands, except for common share information). Certain quarterly amounts presented for 2014 have been reclassified to reflect the Clifford Center property as held for sale as of December 31, 2014. Accordingly, the operating results of the Clifford Center property for the years ended December 31, 2015 and 2014 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements

	Quarters Ended
	December 31	September 30	June 30	March 31
2015:
Total revenue	$11,328	$11,152	$10,555	$11,079
Net loss	$(3,830)	$(3,076)	$(4,029)	$(3,329)
Net loss attributable to common stockholders	$(1,056)	$(891)	$(1,100)	$(947)
Net loss per common share - basic and diluted	$(0.26)	$(0.23)	$(0.28)	$(0.24)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

2014:
Total revenue	$10,897	$11,438	$10,870	$10,915
Net loss	$(4,094)	$(4,435)	$(5,128)	$(3,695)
Net loss attributable to common stockholders	$(1,114)	$(1,188)	$(1,340)	$(1,027)
Net loss per common share - basic and diluted	$(0.28)	$(0.30)	$(0.34)	$(0.26)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242