Form 10-Q
period 2016-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2016-05-06
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 2016 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Investments in real estate, net	$197,179	$197,860
Cash and cash equivalents	2,632	3,817
Restricted cash	2,571	4,465
Rents and other receivables, net	891	971
Deferred rents	3,710	3,690
Intangible assets, net	5,819	5,988
Prepaid expenses	1,929	260
Goodwill	37,665	37,665
Investments in unconsolidated joint ventures	867	913
Total assets	$253,263	$255,629

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$290,804	$290,720
Unsecured notes payable to current and former related parties	29,433	29,433
Accounts payable and other liabilities	41,555	40,797
Accrued interest payable to current and former related parties (Note 8)	16,490	15,627
Acquired below-market leases, net	3,184	3,242
Total liabilities	381,466	379,819

Commitments and contingencies (Note 9)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of March 31, 2016 and December 31, 2015) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at March 31, 2016 and December 31, 2015	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at March 31, 2016 and December 31, 2015	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	110	110
Cumulative deficit	(175,765)	(174,888)
Total stockholders’ equity (deficit)	(154,011)	(153,134)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(101,460)	(98,324)
Total equity (deficit)	(128,203)	(124,190)
Total liabilities and equity (deficit)	$253,263	$255,629

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2016	2015
Revenue
Rental	$5,381	$5,387
Tenant reimbursements	4,382	4,209
Parking	1,612	1,415
Other	79	68
Total revenue	11,454	11,079
Expenses
Rental property operating	6,195	6,088
General and administrative	420	392
Depreciation and amortization	2,640	2,648
Interest	5,161	5,059
Total expenses	14,416	14,187

Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(2,962)	(3,108)
Equity in net loss of unconsolidated joint ventures	(46)	(27)
Loss from continuing operations	(3,008)	(3,135)
Discontinued operations:
Loss from discontinued operations before loss on sale of property	—	(38)
Loss on sale of property	—	(156)
Loss from discontinued operations	—	(194)

Net loss	(3,008)	(3,329)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	3,136	3,387
Net loss attributable to non-controlling interests	2,568	2,819

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(440)	(510)
Dividends paid and accrued on Senior Common Stock	(437)	(437)
Net loss attributable to common stockholders	$(877)	$(947)

Loss per common share:
Loss from continuing operations	$(0.22)	$(0.23)
Loss from discontinued operations	—	(0.01)
Net loss per common share - basic and diluted	$(0.22)	$(0.24)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the three months ended
	March 31,
	2016	2015
Operating activities
Net loss	$(3,008)	$(3,329)
Loss from discontinued operations	—	(194)
Loss from continuing operations	(3,008)	(3,135)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities - continuing operations:
Depreciation and amortization	2,640	2,648
Deferred rent	(20)	(276)
Deferred ground rents	310	510
Interest amortization	959	782
Below-market lease amortization	(58)	(58)
Equity in net loss of unconsolidated joint ventures	46	27
Bad debt expense	57	(23)
Changes in operating assets and liabilities:
Restricted cash for operating activities	1,824	772
Rents and other receivables	23	12
Other assets	(1,669)	(858)
Accounts payable and other liabilities	(490)	(341)
Net cash provided by operating activities - continuing operations	614	60
Net cash used in operating activities - discontinued operations	—	(164)
Net cash provided by (used in) operating activities	614	(104)

Investing activities
Additions to and improvement of real estate	(1,387)	(873)
Net sales proceeds from the sale of property	—	8,552
Payment of leasing commissions	(210)	(185)
Change in restricted cash used for capital expenditures	70	(184)
Net cash (used in) provided by investing activities	(1,527)	7,310

Financing activities
Repayment of mortgage notes payable	—	(6,295)
Security deposits	(54)	(75)
Senior Common Stock dividends	(218)	(218)
Net cash used in financing activities	(272)	(6,588)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the three months ended
	March 31,
	2016	2015

(Decrease) increase in cash and cash equivalents	(1,185)	618
Cash and cash equivalents at beginning of period	3,817	6,904
Cash and cash equivalents at end of period	$2,632	$7,522

Supplemental cash flow information
Interest paid	$4,202	$4,316

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$787	$787
Change in accrued capital expenditures	$193	$(79)

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

Through our Operating Partnership, as of March 31, 2016, we owned three office properties comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of March 31, 2016, our property portfolio included office buildings in Honolulu and Phoenix.

Basis of Presentation

The accompanying consolidated financial statements and related disclosures included herein are presented in accordance with United States generally accepted accounting principles (“GAAP”) and include the account balances and transactions of consolidated subsidiaries, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The adoption of Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, did not have a material impact on our basis of presentation. Our Operating Partnership was determined to be a variable interest entity because certain of its limited partners do not have substantive kick-out or participating rights. Although we are the primary beneficiary of the Operating Partnership due to our controlling operational and financial interests in the Operating Partnership, the presentation of our consolidated financial statements and disclosures were not impacted because the Operating Partnership was already consolidated in the Company’s financial statements.

Certain amounts in the consolidated balance sheets for the prior period have been reclassified to conform to the current period presentation pursuant to the adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs with no corresponding effect on the previously reported consolidated results of operations, or financial position of the Company. See “Mortgage and Other Loans” in Note 2 for more discussion on the adoption of this pronouncement.

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2016. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of future results.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $3.0 million and $14.3 million for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively, and have incurred cumulative net losses since inception of $232.0 million. We have a substantial amount of debt maturing in 2016 for which the Company does not have committed funding sources. We have a stockholders’ deficit of $154.0 million at March 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern. We believe that our actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that we will be successful in these efforts.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2016, we were obligated to spend $2.5 million in capital expenditures and leasing costs through 2016.

As of March 31, 2016, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.8 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.2 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 0.53 years.

As of March 31, 2016, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2016. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $16.4 million) scheduled to mature on December 31, 2016.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three months ended March 31, 2016 or 2015.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

joint ventures as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the consolidated statements of cash flows.

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of March 31, 2016, our maximum exposure to loss with respect to this arrangement is limited to the $0.9 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three months ended March 31, 2016 or 2015.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheets. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. In January 2015, we completed the sale of the Clifford Center property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three months ended March 31, 2015 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of March 31, 2016, goodwill of our wholly-owned properties amounted to $37.7 million. We wrote off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.02 million and $0.24 million for the three months ended March 31, 2016 and 2015, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.4 million and $0.3 million, as of March 31, 2016 and December 31, 2015, respectively.

We had a total of $1.8 million of lease security available in security deposits, as of both March 31, 2016 and December 31, 2015.

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

Mortgage and Other Loans

Mortgage and other loans assumed upon acquisition of related real estate properties are stated at estimated fair value upon their respective dates of assumption, net of unamortized discounts or premiums and deferred loan fees to their outstanding contractual balances. Amortization of discount and the accretion of premiums on mortgage and other loans assumed upon acquisition of related real estate properties are recognized from the date of assumption through their contractual maturity date using the straight line method, which approximates the effective interest method. Deferred loan fees include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the effective interest method. Beginning January 1, 2016, deferred loan fees are included in “Mortgage and other loans, net” for both periods presented, in the accompanying consolidated balance sheets, in accordance with the adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. Prior to adoption, deferred loan fees were included with prepaid expenses and classified as “Other assets, net” in the accompanying consolidated balance sheets. Amortization of deferred loan fees is included in “Interest” in the accompanying consolidated statements of operations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Non-Controlling Interests

We account for non-controlling interests in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, we report non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, FASB ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. We periodically evaluate individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations. See Note 10 for a more detailed discussion.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on when and how entities should assess their ability to continue as a going concern and related footnote disclosures. Under ASU 2014-15, management is required to perform annual and interim assessments of an entity’s ability to continue as a going concern within one year after the financial statement issuance date. Certain disclosures are required if there are conditions present that raise substantial doubt about an entity’s ability to continue as a going concern during this period. This pronouncement is effective for annual reporting periods ending after December 15, 2016, including interim reporting periods within that reporting period. We are currently assessing the impact that this standard will have on our consolidated financial statements and disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”) which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. We adopted this standard on January 1, 2016. The adoption of this pronouncement did not have a material effect on our consolidated financial statements or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. We adopted this standard on January 1, 2016. The adoption of this pronouncement changed the presentation of our debt issuance

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

costs, which we refer to as deferred loan fees and are currently included in “Mortgage and other loans, net” in the accompanying consolidated balance sheets. Prior to the adoption of ASU 2015-03, deferred loan fees amounting to $0.2 million as of December 31, 2015 were recorded in ”Other assets, net” in the accompanying consolidated balance sheets.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification; Section B - Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; and Section C - Background Information and Basis for Conclusions (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

3.    Investments in Real Estate, net

Our investments in real estate, net, at March 31, 2016 (unaudited), and at December 31, 2015, are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Land and land improvements	$33,819	$33,819
Building and building improvements	196,887	196,168
Tenant improvements	33,904	32,389
Construction in progress	4,576	5,263
Furniture, fixtures and equipment	1,376	1,377
Investments in real estate	270,562	269,016
Less: accumulated depreciation	(73,383)	(71,156)
Investments in real estate, net	$197,179	$197,860

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at March 31, 2016 (unaudited), and at December 31, 2015, are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Acquired leasing commissions:
Gross amount	$7,453	$7,499
Accumulated amortization	(4,087)	(4,073)
Acquired leasing commissions, net	3,366	3,426

Acquired leases in place:
Gross amount	5,290	5,290
Accumulated amortization	(5,177)	(5,175)
Acquired leases in place, net	113	115

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(8,866)	(8,776)
Acquired tenant relationship costs, net	388	478

Acquired other intangibles:
Gross amount	3,077	3,077
Accumulated amortization	(1,125)	(1,108)
Acquired other intangibles, net	1,952	1,969

Intangible assets, net	$5,819	$5,988

Acquired below-market leases:
Gross amount	$6,556	$6,556
Accumulated amortization	(3,372)	(3,314)
Acquired below-market leases, net	$3,184	$3,242

5.     Investments in Unconsolidated Joint Ventures

At March 31, 2016, we were partners with third parties in three joint ventures, holding two office properties, comprised of four buildings and 0.8 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands and unaudited):

	For the three months ended March 31,
	2016	2015
Revenues:
Rental	$2,229	$3,215
Other	749	855
Total revenues	2,978	4,070
Expenses:
Rental operating	2,327	2,740
Depreciation and amortization	857	914
Interest	719	1,001
Total expenses	3,903	4,655
Net loss	$(925)	$(585)

Equity in net loss of unconsolidated joint ventures	$(46)	$(27)

	March 31, 2016	December 31, 2015
Investment in real estate, net	$56,001	$56,321
Other assets	9,596	9,938
Total assets	$65,597	$66,259

Mortgage and other loans	$45,895	$45,575
Other liabilities	2,308	2,416
Total liabilities	$48,203	$47,991

Investments in unconsolidated joint ventures	$867	$913

6.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at March 31, 2016 (unaudited), and at December 31, 2015, consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable	$492	$276
Interest payable	953	953
Deferred revenue	841	918
Security deposits	1,786	1,840
Deferred straight-line ground rent	18,979	18,669
Accrued distributions attributable to Preferred Units	11,932	11,363
Accrued expenses	5,889	6,107
Asset retirement obligations	683	671
Total accounts payable and other liabilities	$41,555	$40,797

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

7.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount and deferred loan fees, at March 31, 2016 (unaudited), and at December 31, 2015 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

Property	March 31, 2016	December 31, 2015	Interest Rate	Maturity Date
Pan Am Building	$60,000	$60,000	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	95,000	95,000	5.86%	11/11/2016
Subtotal	266,000	266,000
Revolving line of credit(1)	25,000	25,000	1.10%	12/31/2016
Outstanding principal balance	291,000	291,000
Less: unamortized discount, net	(87)	(122)
Less: unamortized deferred loan fees, net	(109)	(158)
Mortgage and other loans, net	$290,804	$290,720

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

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2016. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of March 31, 2016 and December 31, 2015, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended March 31, 2016 and 2015, we recognized $0.1 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended March 31, 2016 and 2015, we recognized $0.1 million in interest to Shidler LP for the annual fee.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

8.     Unsecured Notes Payable to Current and Former Related Parties

At March 31, 2016 and December 31, 2015, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

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

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 9 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of these promissory notes has subsequently been extended to December 31, 2016.

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

For the period from March 20, 2008 through March 31, 2016, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At March 31, 2016 and December 31, 2015, $16.4 million and $15.6 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

9.     Commitments and Contingencies

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of March 31, 2016, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of March 31, 2016 and December 31, 2015, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million as of both dates. The accretion expense for the three month periods ended March 31, 2016 and 2015 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of March 31, 2016 and December 31, 2015, the liability in our consolidated balance sheets for this asset retirement obligation was $0.5 million and $0.4 million, respectively. The accretion expense for the three month periods ended March 31, 2016 and 2015 was not significant.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of March 31, 2016, we are obligated to spend $2.5 million in capital expenditures and leasing costs through 2016. We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

In June 2012, we completed the sale of our fee and leasehold interests in our First Insurance Center property, located in Honolulu, Hawaii, to an unaffiliated third party. As a result of the sale, certain contract parties claimed they were entitled to a make-whole cash payment under tax protection agreements relating to the property. During the third quarter of 2013, we held settlement discussions with certain claimants regarding these tax protection agreements and accrued $8.7 million for such liability as of December 31, 2013. In February 2014, we issued $8.3 million of subordinated promissory notes in settlement of the majority of such claims (see Note 8), and paid cash settlements totaling approximately $0.4 million in settlement of the remainder of such claims. Each party receiving a promissory note or cash payment released us from any other claims under the tax protection agreements arising out of the sale of the First Insurance Center property and the foreclosure of our Sorrento Technology Center property in January 2012, as applicable.

In January 2015, we completed the sale of our fee and leasehold interests in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $8.9 million. No tax indemnity liability arose under the tax protection agreements in connection with this sale because the sale of the Clifford Center property resulted in a tax loss.

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

10.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2015 to March 31, 2016 (unaudited) are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2015	$(153,134)	$127,268	$(98,324)	$(124,190)
Net income (loss)	(440)	568	(3,136)	(3,008)
Dividends and distributions	(437)	(568)	—	(1,005)
Balance at March 31, 2016	$(154,011)	$127,268	$(101,460)	$(128,203)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by the Company’s Board of Directors, and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum. Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below). Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders. Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock. The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed. As of March 31, 2016 and December 31, 2015, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding. We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of March 31, 2016. During the three months ended March 31, 2016 and 2015, no Common Units or Preferred Units were redeemed or issued. As of March 31, 2016, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

The Common Units issued upon the completion of our formation transactions on March 19, 2008 are designated as Class B Common Units, which are redeemable by the holder on a one-for-one basis for shares of Class A Common Stock or a new class of Common Units, designated as Class C Common Units, which have no redemption rights, as elected by a

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2016, the cumulative unpaid distributions attributable to Preferred Units were $11.9 million. We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of March 31, 2016, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of March 31, 2016, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of March 31, 2016, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following is the basic and diluted loss per share (in thousands, except share and per share amounts, and unaudited):

	For the three months ended March 31,
	2016	2015
Net loss attributable to common stockholders - basic and diluted(1)	$(877)	$(947)

Weighted average number of common shares	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.22)	$(0.24)

(1)
For each of the three month periods ended March 31, 2016 and 2015, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three month periods ended March 31, 2016 and 2015, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For each of the three month periods ended March 31, 2016 and 2015, we paid an aggregate of $0.2 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $2.6 million in aggregate as of March 31, 2016. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through May 2016.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2016, the cumulative unpaid distributions attributable to Preferred Units were $11.9 million, which we do not anticipate to pay in 2016.

Dividends declared and accrued on the Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Accrued distributions on Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

11.     Disposition Activity

Disposition of Unconsolidated Joint Venture Investments

On September 4, 2015, the Valencia Corporate Center property, located in Los Angeles, California, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us.

Sale of Clifford Center

In January 2015, we completed the sale of our fee and leasehold interests in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $8.9 million. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three months ended March 31, 2015 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the operating results of the Clifford Center property that comprise loss from discontinued operations for the three months ended March 31, 2015 (in thousands):

For the three months ended March 31, 2015
Revenue	$130
Expenses	168
Loss from discontinued operations before loss on sale of property	(38)
Loss on sale of property	(156)
Loss from discontinued operations	$(194)

12.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that we paid Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands and unaudited):

	For the three months ended March 31,
	2016	2015
Property management	$491	$466
Corporate management	175	175
Construction management and other	79	37
Total	$745	$678

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.2 million and $0.1 million for the three month periods ended March 31, 2016 and 2015, respectively. At March 31, 2016, we have $0.4 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended March 31, 2016 and 2015, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. See Note 7 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering certain of our properties. Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock. See Note 9 for additional discussion on these indemnities.

At March 31, 2016 and December 31, 2015, $16.4 million and $15.6 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 8 for a detailed discussion on these unsecured notes payable.

13.     Fair Value of Financial Instruments

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

At March 31, 2016, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $290.8 million and $290.4 million, respectively. At December 31, 2015, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $290.7 million and $289.8 million, respectively.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of March 31, 2016, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of March 31, 2016, our property portfolio included office buildings in Honolulu and Phoenix.

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

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations for the three months ended March 31, 2016 and 2015 include the results of our wholly-owned properties (Waterfront Plaza, Davies Pacific Center and Pan Am Building) and our equity in the net loss of our unconsolidated joint ventures. Discontinued operations reflects the net results of operations of the Clifford Center property, which was sold in January 2015. The impact on our results of operations from sales of unconsolidated joint venture properties was not material.

Overview

As of March 31, 2016, our wholly-owned properties were 87.7% leased, with approximately 137,384 square feet available, under a total of 333 leases. As of that date, 14.5% of our leased square footage was scheduled to expire during 2016 and another 12.7% of our leased square footage was scheduled to expire during 2017.

As of December 31, 2015, our wholly-owned properties were 88.0% leased, with approximately 136,236 square feet available, under a total of 327 leases. As of that date, 16.0% of our leased square footage was scheduled to expire during 2016 and another 12.6% of our leased square footage was scheduled to expire during 2017.

Pacific Office Properties Trust, Inc.

The changes in vacant space for our wholly-owned properties for the period from December 31, 2015 to March 31, 2016 are shown below:

Rentable Square Feet
Vacant space available at December 31, 2015	136,236
Leases expired on December 31, 2015	1,665
Expired or terminated during the period	14,078
Square footage adjustments and exclusions(1)	3,209
Total space available for lease	155,188
New leases	5,175
Renewed leases	12,629
Total space leased during the period	17,804
Vacant space available at March 31, 2016	137,384
___________________________

(1)	Includes adjustments for remeasured square footage, right-to-use leases and month-to-month storage leases.

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

Pacific Office Properties Trust, Inc.

Comparison of the three months ended March 31, 2016 to
the three months ended March 31, 2015 (in thousands)

	2016	2015	$ Change	% Change
Revenue:
Rental	$5,381	$5,387	$(6)	(0.1)%
Tenant reimbursements	4,382	4,209	173	4.1%
Parking	1,612	1,415	197	13.9%
Other	79	68	11	16.2%
Total revenue	11,454	11,079	375	3.4%
Expenses:
Rental property operating	6,195	6,088	107	1.8%
General and administrative	420	392	28	7.1%
Depreciation and amortization	2,640	2,648	(8)	(0.3)%
Interest	5,161	5,059	102	2.0%
Total expenses	14,416	14,187	229	1.6%
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(2,962)	(3,108)	146	(4.7)%
Equity in net loss of unconsolidated joint ventures	(46)	(27)	(19)	70.4%
Loss from continuing operations	(3,008)	(3,135)	127	(4.1)%
Discontinued operations:
Loss from discontinued operations before loss on sale of property	—	(38)	38	(100.0)%
Loss on sale of property	—	(156)	156	(100.0)%
Loss from discontinued operations	—	(194)	194	(100.0)%

Net loss	$(3,008)	$(3,329)	$321	(9.6)%

Revenues

Rental revenue. Total rental revenue decreased by an insignificant amount compared to the prior year period.

Tenant reimbursements. Total tenant reimbursements increased by $0.2 million, or 4.1%, primarily due to an increase in tenant recoveries for common area maintenance expenses at Waterfront Plaza compared to the prior year period.

Parking revenue. Total parking revenue increased by $0.2 million, or 13.9%, primarily due to an increase in parking rates at Waterfront Plaza.

Other revenue. Total other revenue increased by an insignificant amount compared to the prior year period.

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.1 million, or 1.8%, primarily due to an increase in air conditioning maintenance at Pan Am Building compared to the prior year period.

General and administrative expense. Total general and administrative expenses increased by an insignificant amount compared to the prior year period.

Pacific Office Properties Trust, Inc.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by an insignificant amount compared to the prior year period.

Interest expense. Total interest expense increased by $0.1 million, or 2.0%, primarily due to the increase in accrued interest on the unsecured notes payable to current and former related parties.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures decreased by an insignificant amount compared to the prior year period.

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

Cash Flows

Net cash provided by operating activities for the Company for the three months ended March 31, 2016 was $0.6 million compared to net cash used in operating activities of $0.1 million during the three months ended March 31, 2015. The increase was primarily the result of an increase in funds released from our restricted reserve cash account as compared to the prior year period ($1.1 million) and a decrease in cash used in operating activities related to our Clifford Center property which was sold in January 2015 ($0.2 million), partially offset by an increase in prepayments of first quarter 2016 expenses as compared to the prior year period ($0.8 million).

Net cash used in investing activities for the Company for the three months ended March 31, 2016 was $1.5 million compared to net cash provided by investing activities of $7.3 million for the three months ended March 31, 2015. The decrease was primarily the result of net proceeds from the sale of our Clifford Center property in January 2015 ($8.6 million) and an increase in capital expenditures from the prior year period ($0.5 million).

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2016 compared to $6.6 million during the three months ended March 31, 2015. The decrease was primarily due to the repayment in the prior year period of mortgage notes payable related to the Clifford Center property as a result of the sale of the property in January 2015.

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

Pacific Office Properties Trust, Inc.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, refinancing of existing debt, distributions from joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization of the Company. In January 2016, we engaged Eastdil Secured to assist in the potential sale, financing or recapitalization of our remaining wholly-owned properties, but there can be no assurance that this engagement will result in a transaction.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them. If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Unrestricted and restricted cash on hand

As of March 31, 2016, we had $2.6 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $2.6 million.  A summary of our restricted cash reserves is as follows (in thousands):

March 31, 2016
Leasing and capital expenditure reserves	$435
Ground lease reserves	549
Tax, insurance and other working capital reserves	1,189
Collateral accounts	398
Total restricted cash	$2,571

The leasing and capital expenditure, ground lease, tax, insurance and other working capital reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loans. These restricted cash accounts are expected to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for existing and

Pacific Office Properties Trust, Inc.

prospective tenants, (2) non-recurring discretionary capital expenditures, (3) payments for properties subject to ground leases, and (4) property taxes and insurance.  The collateral accounts are held by our lenders under our other obligations.

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

Distributions from joint ventures

We are currently partners with third parties in three joint ventures, holding two office properties comprising four buildings, and a sports club associated with one of the office properties. Distributions from our joint ventures depend significantly on our joint ventures’ ability to generate positive cash flow from their rental operations or the sale of one or more office properties or buildings held by our joint ventures. Our joint ventures’ ability to successfully manage the operations or identify, negotiate and close sale transactions on acceptable terms or at all is uncertain.

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

In January 2015, we completed the sale of our fee and leasehold interests in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $8.9 million. No tax indemnity liability arose under the tax protection agreements in connection with this sale because the sale of the Clifford Center property resulted in a tax loss.

Actual and Potential Uses of Liquidity

The following are the actual and potential uses of our cash in the near term. There may be other uses of our cash that are unexpected (and that are not identified below):

•	Property operating and corporate expenses;

•	Capital expenditures (including building and tenant improvements and leasing commissions);

•	Debt service and financing costs; and/or

•	Dividends or other distributions to stockholders and distributions to limited partners of our Operating Partnership.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2016, we were obligated to spend $2.5 million in capital expenditures and leasing costs through 2016.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the three months ended March 31, 2016
	New Leases	Renewed Leases	Total Leases
Square feet	5,175	12,629	17,804
Tenant improvement costs per square foot(2)	$7.56	$5.00	$5.74
Leasing commission costs per square foot	5.96	3.04	3.89
Total tenant improvement and leasing commission costs per square foot	$13.52	$8.04	$9.63

Pacific Office Properties Trust, Inc.

___________________________

(1)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of March 31, 2016, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.8 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.2 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 0.53 years. See “Indebtedness” below for additional information with respect to our consolidated debt.

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

Dividends or other distributions to stockholders and distributions to limited partners of our Operating Partnership

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends or other distributions (including liquidating distributions) to our stockholders depends almost entirely on distributions received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations. Our ability to pay dividends or other distributions to holders of our Class A Common Stock depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and preferred unitholders (including us with respect to the outstanding Senior Common Units of our Operating Partnership, and then to the holder of the outstanding Preferred Units of our Operating Partnership) and then to make distributions to us with respect to our general partnership interest. Our Operating Partnership may not make distributions to the holders of its outstanding Common Units (including us with respect to our general partnership interest) unless full cumulative distributions have been paid on its outstanding Senior Common Units and Preferred Units, and we may not pay dividends on our Class A Common Stock unless full cumulative dividends have been paid on our outstanding Senior Common Stock.

We did not declare a dividend on our Class A Common Stock during 2015, and do not currently expect to declare a dividend on our Class A Common Stock in 2016.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2015, and does not expect to do so for 2016. As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to pay dividends or other distributions on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

For each of the three month periods ended March 31, 2016 and 2015, we paid an aggregate of $0.2 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $2.6 million in aggregate as of March 31, 2016. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through May 2016.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At March 31, 2016, the cumulative unpaid distributions attributable to Preferred Units were $11.9 million, which we do not anticipate to pay in 2016.

Pacific Office Properties Trust, Inc.

We cannot provide any assurance as to when, or if, we will pay the accrued dividends on the Senior Common Stock or resume the payment of dividends at the full stated annualized rate, or if we will continue to pay dividends on the Senior Common Stock at half the stated annualized rate or at all. Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of March 31, 2016. Each loan requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date	Prepayment/ Defeasance
Pan Am Building	$60,000	6.17%	8/11/2016	$60,000	(1)
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000	(2)
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000	(3)
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000	(4)
Subtotal	266,000
Revolving line of credit(5)	25,000	1.10%	12/31/2016	25,000
Outstanding principal balance	291,000
Less: unamortized discount, net	(87)
Less: unamortized deferred loan fees, net	(109)
Mortgage and other loans, net	$290,804
 ___________________________

(1)	Loan is prepayable subject to prepayment premium equal to greater of 1% of principal balance of loan or yield maintenance. No premium is due after May 11, 2016.

(2)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016. Loan may also be defeased.

(3)	Loan may be prepaid subject to payment of a yield maintenance-based prepayment premium; no premium is due after June 11, 2016.

(4)	Loan is prepayable, subject to prepayment premium equal to greater of 1% of amount prepaid or yield maintenance. No premium is due after August 11, 2016.

(5)	The revolving line of credit matures on December 31, 2016. See “Revolving Line of Credit” below.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2016. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations

Pacific Office Properties Trust, Inc.

and for such other purposes as the Lender may approve. As of March 31, 2016 and December 31, 2015, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At March 31, 2016 and December 31, 2015, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

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

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 9 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of the promissory notes has subsequently been extended to December 31, 2016.

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

For the period from March 20, 2008 through March 31, 2016, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At March 31, 2016 and December 31, 2015, $16.4 million and $15.6 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

Pacific Office Properties Trust, Inc.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the risk factors set forth in that report. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	May 6, 2016	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)