Form 10-Q
period 2016-06-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2016-08-12
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2016 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Investments in real estate, net	$195,334	$197,860
Cash and cash equivalents	1,658	3,817
Restricted cash	2,959	4,465
Rents and other receivables, net	942	971
Deferred rents	3,840	3,690
Intangible assets, net	5,700	5,988
Prepaid expenses	1,403	260
Goodwill	37,665	37,665
Investments in unconsolidated joint ventures	880	913
Total assets	$250,381	$255,629

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$290,567	$290,720
Unsecured notes payable to current and former related parties	29,433	29,433
Accounts payable and other liabilities	42,213	40,797
Accrued interest payable to current and former related parties (Note 8)	17,241	15,627
Acquired below-market leases, net	3,126	3,242
Total liabilities	382,580	379,819

Commitments and contingencies (Note 9)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of June 30, 2016 and December 31, 2015) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at June 30, 2016 and December 31, 2015	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at June 30, 2016 and December 31, 2015	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	110	110
Cumulative deficit	(176,638)	(174,888)
Total stockholders’ equity (deficit)	(154,884)	(153,134)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(104,583)	(98,324)
Total equity (deficit)	(132,199)	(124,190)
Total liabilities and equity (deficit)	$250,381	$255,629

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenue
Rental	$5,364	$4,908	$10,745	$10,295
Tenant reimbursements	4,203	4,108	8,585	8,317
Parking	1,596	1,472	3,208	2,887
Other	131	67	210	135
Total revenue	11,294	10,555	22,748	21,634
Expenses
Rental property operating	6,052	6,327	12,247	12,415
General and administrative	420	407	840	799
Depreciation and amortization	2,584	2,692	5,224	5,340
Interest	5,173	5,125	10,334	10,184
Total expenses	14,229	14,551	28,645	28,738

Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(2,935)	(3,996)	(5,897)	(7,104)
Equity in net loss of unconsolidated joint ventures	(55)	(41)	(101)	(68)
Loss from continuing operations	(2,990)	(4,037)	(5,998)	(7,172)
Discontinued operations:
Income (loss) from discontinued operations before loss on sale of property	—	8	—	(30)
Loss on sale of property	—	—	—	(156)
Income (loss) from discontinued operations	—	8	—	(186)

Net loss	(2,990)	(4,029)	(5,998)	(7,358)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)	(1,136)	(1,136)
Common unitholders in the Operating Partnership	3,123	3,935	6,259	7,322
Net loss attributable to non-controlling interests	2,555	3,367	5,123	6,186

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(435)	(662)	(875)	(1,172)
Dividends paid and accrued on Senior Common Stock	(438)	(438)	(875)	(875)
Net loss attributable to common stockholders	$(873)	$(1,100)	$(1,750)	$(2,047)

Loss per common share:
Loss from continuing operations	$(0.22)	$(0.28)	$(0.44)	$(0.51)
Loss from discontinued operations	—	—	—	(0.01)
Net loss per common share - basic and diluted	$(0.22)	$(0.28)	$(0.44)	$(0.52)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the six months ended June 30,
	2016	2015
Operating activities
Net loss	$(5,998)	$(7,358)
Loss from discontinued operations	—	(186)
Loss from continuing operations	(5,998)	(7,172)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities - continuing operations:
Depreciation and amortization	5,224	5,340
Gain on the sale of property	(60)	—
Deferred rent	(120)	80
Deferred ground rents	620	1,020
Interest amortization	1,806	1,582
Below-market lease amortization	(116)	(116)
Equity in net loss of unconsolidated joint ventures	101	68
Bad debt expense	(3)	36
Changes in operating assets and liabilities:
Restricted cash for operating activities	1,528	169
Rents and other receivables	31	(80)
Other assets	(1,173)	(322)
Accounts payable and other liabilities	(338)	(299)
Net cash provided by operating activities - continuing operations	1,502	306
Net cash used in operating activities - discontinued operations	—	(159)
Net cash provided by operating activities	1,502	147

Investing activities
Additions to and improvement of real estate	(2,425)	(1,917)
Contributions to unconsolidated joint ventures	(67)	—
Net sales proceeds from the sale of property	116	8,552
Payment of leasing commissions	(439)	(379)
Change in restricted cash used for capital expenditures	(22)	(100)
Net cash (used in) provided by investing activities	(2,837)	6,156

Financing activities
Repayment of mortgage notes payable	—	(6,295)
Security deposits	(66)	6
Financing costs	(321)	—
Senior Common Stock dividends	(437)	(437)
Net cash used in financing activities	(824)	(6,726)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the six months ended June 30,
	2016	2015

Decrease in cash and cash equivalents	(2,159)	(423)
Cash and cash equivalents at beginning of period	3,817	6,904
Cash and cash equivalents at end of period	$1,658	$6,481

Supplemental cash flow information
Interest paid	$7,083	$8,686

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$1,573	$1,574
Change in accrued capital expenditures	$(398)	$(206)

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

Through our Operating Partnership, as of June 30, 2016, we owned three office properties comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of June 30, 2016, our property portfolio included office buildings in Honolulu and Phoenix.

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

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the six months ended June 30, 2016. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the six months ended June 30, 2016 are not necessarily indicative of future results.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $6.0 million and $14.3 million for the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively, and have incurred cumulative net losses since inception of $235.0 million. We have a substantial amount of debt maturing in 2016 for which the Company does not have committed funding sources. We have a stockholders’ deficit of $154.9 million at June 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, refinancing of existing debt, distributions from joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company. In January 2016, we engaged Eastdil Secured to assist in the potential sale, financing or recapitalization of our remaining wholly-owned properties.

In August 2016, we entered into 1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and 2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 11, 2018, but is not expected to occur prior to the first quarter of 2018. See Note 14 for more discussion on the new loan agreement and the contemplated sale of our Pan Am Building.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of June 30, 2016, we were obligated to spend $2.5 million in capital expenditures and leasing costs through 2017.

As of June 30, 2016, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.6 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.0 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 0.28 years.

As of June 30, 2016, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2016. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $17.2 million) scheduled to mature on December 31, 2016.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three and six month periods ended June 30, 2016 or 2015.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of June 30, 2016, our maximum exposure to loss with respect to this arrangement is limited to the $0.9 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three and six month periods ended June 30, 2016 or 2015.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheets. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. In January 2015, we completed the sale of the Clifford Center property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three and six month periods ended June 30, 2015 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of June 30, 2016, goodwill of our wholly-owned properties amounted to $37.7 million. We wrote off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.10 million and $(0.36) million for the three months ended June 30, 2016 and 2015, respectively, and $0.12 million and $(0.12) million for the six months ended June 30, 2016 and 2015, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

“Other” revenue on the accompanying consolidated statements of operations generally includes income incidental to our operations and is recognized when earned.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.3 million, as of both June 30, 2016 and December 31, 2015.

We had a total of $1.8 million of lease security available in security deposits, as of both June 30, 2016 and December 31, 2015.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

liability, consistent with the presentation of a debt discount. ASU 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. We adopted this standard on January 1, 2016. The adoption of this pronouncement changed the presentation of our debt issuance costs, which we refer to as deferred loan fees and are currently included in “Mortgage and other loans, net” in the accompanying consolidated balance sheets. Prior to the adoption of ASU 2015-03, deferred loan fees amounting to $0.2 million as of December 31, 2015 were recorded in ”Other assets, net” in the accompanying consolidated balance sheets.

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

3.    Investments in Real Estate, net

Our investments in real estate, net, at June 30, 2016 (unaudited), and at December 31, 2015, are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Land and land improvements	$33,763	$33,819
Building and building improvements	196,921	196,168
Tenant improvements	33,670	32,389
Construction in progress	4,621	5,263
Furniture, fixtures and equipment	1,391	1,377
Investments in real estate	270,366	269,016
Less: accumulated depreciation	(75,032)	(71,156)
Investments in real estate, net	$195,334	$197,860

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at June 30, 2016 (unaudited), and at December 31, 2015, are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Acquired leasing commissions:
Gross amount	$7,361	$7,499
Accumulated amortization	(4,023)	(4,073)
Acquired leasing commissions, net	3,338	3,426

Acquired leases in place:
Gross amount	5,278	5,290
Accumulated amortization	(5,167)	(5,175)
Acquired leases in place, net	111	115

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(8,939)	(8,776)
Acquired tenant relationship costs, net	315	478

Acquired other intangibles:
Gross amount	3,074	3,077
Accumulated amortization	(1,138)	(1,108)
Acquired other intangibles, net	1,936	1,969

Intangible assets, net	$5,700	$5,988

Acquired below-market leases:
Gross amount	$6,554	$6,556
Accumulated amortization	(3,428)	(3,314)
Acquired below-market leases, net	$3,126	$3,242

5.     Investments in Unconsolidated Joint Ventures

At June 30, 2016, we were partners with third parties in three joint ventures, holding two office properties, comprised of four buildings and 0.8 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands and unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues:
Rental	$2,151	$3,520	$4,380	$6,735
Other	806	834	1,555	1,689
Total revenues	2,957	4,354	5,935	8,424
Expenses:
Rental operating	2,469	2,874	4,796	5,614
Depreciation and amortization	856	1,367	1,713	2,281
Interest	721	1,009	1,440	2,010
Total expenses	4,046	5,250	7,949	9,905
Net loss	$(1,089)	$(896)	$(2,014)	$(1,481)

Equity in net loss of unconsolidated joint ventures	$(55)	$(41)	$(101)	$(68)

	June 30, 2016	December 31, 2015
Investment in real estate, net	$55,792	$56,321
Other assets	9,952	9,938
Total assets	$65,744	$66,259

Mortgage and other loans	$46,097	$45,575
Other liabilities	1,992	2,416
Total liabilities	$48,089	$47,991

Investments in unconsolidated joint ventures	$880	$913

6.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at June 30, 2016 (unaudited), and at December 31, 2015, consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable	$567	$276
Interest payable	908	953
Deferred revenue	891	918
Security deposits	1,775	1,840
Deferred straight-line ground rent	19,289	18,669
Accrued distributions attributable to Preferred Units	12,500	11,363
Accrued expenses	5,588	6,107
Asset retirement obligations	695	671
Total accounts payable and other liabilities	$42,213	$40,797

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

7.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount and deferred loan fees, at June 30, 2016 (unaudited), and at December 31, 2015 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

Property	June 30, 2016	December 31, 2015	Interest Rate	Maturity Date
Pan Am Building	$60,000	$60,000	6.17%	8/11/2016
Waterfront Plaza	100,000	100,000	6.37%	9/11/2016
Waterfront Plaza	11,000	11,000	6.37%	9/11/2016
Davies Pacific Center	95,000	95,000	5.86%	11/11/2016
Subtotal	266,000	266,000
Revolving line of credit(1)	25,000	25,000	1.10%	12/31/2016
Outstanding principal balance	291,000	291,000
Less: unamortized discount, net	(52)	(122)
Less: unamortized deferred loan fees, net	(381)	(158)
Mortgage and other loans, net	$290,567	$290,720

(1)
The revolving line of credit matures on December 31, 2016.  Amounts borrowed under the revolving line of credit bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%.  See “Revolving Line of Credit” below.

The lenders’ collateral for these mortgage loans was the property and, in some instances, cash reserve accounts, ownership interests in the underlying entity owning the real property, leasehold interests in certain ground leases and rights under certain service agreements.

In August 2016, we entered into a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature at various dates commencing August 11, 2016 through November 11, 2016. See Note 14 for more discussion on the new loan agreement.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2016. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of June 30, 2016 and December 31, 2015, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three and six month periods ended June 30, 2016 and 2015, we recognized $0.1 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0%

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended June 30, 2016 and 2015, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the six month periods ended June 30, 2016 and 2015, we recognized $0.2 million in interest to Shidler LP for the annual fee.

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

8.     Unsecured Notes Payable to Current and Former Related Parties

At June 30, 2016 and December 31, 2015, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

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

For the period from March 20, 2008 through June 30, 2016, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At June 30, 2016 and December 31, 2015, $17.2 million and $15.6 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of June 30, 2016, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of June 30, 2016 and December 31, 2015, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million as of both dates. The accretion expense for the three and six month periods ended June 30, 2016 and 2015 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of June 30, 2016 and December 31, 2015, the liability in our consolidated balance sheets for this asset retirement obligation was $0.5 million and $0.4 million, respectively. The accretion expense for the three and six month periods ended June 30, 2016 and 2015 was not significant.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of June 30, 2016, we are obligated to spend $2.5 million in capital expenditures and leasing costs through 2017. We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

Indemnities

The mortgage debt that we maintained for our wholly-owned properties as of June 30, 2016 was typically property-specific debt that was non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by James C. Reynolds, who beneficially owns 12% of our Class A Common Stock. Our Operating Partnership has agreed to indemnify Mr. Reynolds to the extent of his guaranty liability. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

In August 2016, we entered into a new loan agreement, the proceeds of which were used to repay in full the mortgage debt outstanding as of June 30, 2016, thereby relieving Mr. Reynolds of his guaranty liability for events arising after the repayment date. See Note 14 for more discussion on the new loan agreement.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

10.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2015 to June 30, 2016 (unaudited) are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2015	$(153,134)	$127,268	$(98,324)	$(124,190)
Net income (loss)	(875)	1,136	(6,259)	(5,998)
Dividends and distributions	(875)	(1,136)	—	(2,011)
Balance at June 30, 2016	$(154,884)	$127,268	$(104,583)	$(132,199)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by the Company’s Board of Directors, and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum. Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below). Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders. Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock. The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed. As of June 30, 2016 and December 31, 2015, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding. We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of June 30, 2016. During the three and six months ended June 30, 2016 and 2015, no Common Units or Preferred Units were redeemed or issued. As of June 30, 2016, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At June 30, 2016, the cumulative unpaid distributions attributable to Preferred Units were $12.5 million. We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of June 30, 2016, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of June 30, 2016, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of June 30, 2016, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

The following is the basic and diluted loss per share (in thousands, except share and per share amounts, and unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders - basic and diluted(1)	$(873)	$(1,100)	$(1,750)	$(2,047)

Weighted average number of common shares	3,941,242	3,941,242	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.22)	$(0.28)	$(0.44)	$(0.52)

(1)
For each of the three month periods ended June 30, 2016 and 2015, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders. For each of the six month periods ended June 30, 2016 and 2015, net loss attributable to common stockholders includes $1.1 million of priority allocation to Preferred Unit holders. These allocations are included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three and six month periods ended June 30, 2016 and 2015, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For each of the three month periods ended June 30, 2016 and 2015, we paid an aggregate of $0.2 million, and for each of the six month periods ended June 30, 2016 and 2015, we paid an aggregate of $0.4 million, in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $2.8 million in aggregate as of June 30, 2016. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through August 2016.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2016, the cumulative unpaid distributions attributable to Preferred Units were $12.5 million, which we do not anticipate to pay in 2016.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Sale of Property

In June 2016, we completed the sale of our fee interest in a vacant parcel of land, located in Phoenix, Arizona, to an unaffiliated third party. As a result of the sale, we recognized a gain of $0.1 million for the three and six month periods ended June 30, 2016, which is included in “Other” revenues in the accompanying consolidated statements of operations.

Sale of Clifford Center

In January 2015, we completed the sale of our fee and leasehold interests in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $8.9 million. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three and six month periods ended June 30, 2015 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the operating results of the Clifford Center property that comprise loss from discontinued operations for the three and six months ended June 30, 2015 (in thousands):

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Revenue	$—	$130
Expenses	(8)	160
Income (loss) from discontinued operations before loss on sale of property	8	(30)
Loss on sale of property	—	(156)
Income (loss) from discontinued operations	$8	$(186)

12.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2016 and 2015, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The fees that were earned by Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands and unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Property management	$469	$457	$960	$923
Corporate management	175	175	350	350
Construction management and other	29	11	108	48
Total	$673	$643	$1,418	$1,321

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million for each of the three month periods ended June 30, 2016 and 2015, and $0.3 million for each of the six month periods ended June 30, 2016 and 2015. At June 30, 2016, we have $0.4 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended June 30, 2016 and 2015, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the six month periods ended June 30, 2016 and 2015, we recognized $0.2 million in interest to Shidler LP for this annual fee. See Note 7 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The Operating Partnership has agreed to indemnify James C. Reynolds with respect to all of his obligations under certain guaranties provided by Mr. Reynolds to lenders of indebtedness encumbering certain of our properties as of June 30, 2016. Mr. Reynolds is the beneficial owner of 12% of our Class A Common Stock. See Note 9 for additional discussion on these indemnities.

At June 30, 2016 and December 31, 2015, $17.2 million and $15.6 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 8 for a detailed discussion on these unsecured notes payable.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

At June 30, 2016, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $290.6 million and $290.8 million, respectively. At December 31, 2015, the carrying value (excluding accrued interest) and estimated fair value of the mortgage and other loans were $290.7 million and $289.8 million, respectively.

14. Subsequent Events

Loan Agreement

On August 11, 2016, our wholly-owned subsidiaries, Davies Pacific, LLC, Pan Am I, LLC, Pan Am II, LLC, Pan Am III, LLC, Pan Am IV, LLC, Waterfront A, LLC, Waterfront B, LLC, Waterfront C, LLC, Waterfront D, LLC and Waterfront E, LLC, collectively as Borrowers, entered into a Loan Agreement with Don Quijote (USA) Co., Ltd., Don Quijote Holdings Co., Ltd. and Special Situations Investing Group II, LLC, collectively as Lenders, and Goldman Sachs Specialty Lending Group, L.P., as Agent (the “Loan Agreement”). The Loan Agreement provides for a term loan in the principal amount of $280,500,000 which is scheduled to mature on August 11, 2019 unless extended pursuant to its terms, and subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and a balloon payment of the outstanding principal, including all other accrued and unpaid amounts owed, at maturity. The initial LIBOR rate and LIBOR floor was determined two business days prior to the closing date and amounted to 0.50%. Monthly LIBOR rates are to be determined two business days prior to the tenth day of each month thereafter. In connection with the Loan Agreement, the Borrowers entered into a two-year interest rate cap agreement with an unaffiliated third party, which caps the LIBOR portion of the interest rate at 3.0%. The interest rate cap agreement will need to be replaced upon its expiration so that an interest rate cap is effective during the entire term of the Loan Agreement.

Monthly partial principal payments may be made subject to the availability of cash subsequent to required distributions for operating costs and reserves pursuant to the payment waterfall and other terms and conditions under the Loan Agreement.

Proceeds from the Loan Agreement were used to 1) repay in full the outstanding borrowings, accrued interest and fees, under the existing mortgage loans in the aggregate outstanding principal amount of $266,000,000, that were scheduled to mature at various dates commencing August 11, 2016 through November 11, 2016, 2) make initial deposits to tax, insurance and other reserve funds and 3) pay closing costs associated with the Loan Agreement. The loan may be prepaid in whole prior to its maturity date, subject to a spread maintenance prepayment premium and by providing a 30-day prepayment notice to the Agent and complying with certain prepayment conditions.

The Loan Agreement contains customary covenants including, among other things, restrictions on the ability to incur additional indebtedness, transfer or dispose of assets, create liens and make certain investments. Our obligations under the Loan Agreement are secured by mortgages on the fee and leasehold (as applicable) interests in the Pan Am Building, Davies Pacific Center and Waterfront Plaza properties (representing all of our wholly-owned properties) as well as assignments of all leases, rents, contracts, revenues, permits and service agreements with respect to the properties and ownership interests in all equity interests and accounts of the Borrowers.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The loan is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

The Loan Agreement contains customary events of default, including, among other things, failure to make required payments under the Loan Agreement, breaches of representations and warranties made by us, or our failure to comply with covenants set forth in the Loan Agreement. If an event of default occurs under the Loan Agreement (subject to cure periods for certain events of default), amounts owed by us would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and the Agent may declare the loans and all other obligations under the Loan Agreement immediately due and payable and/or initiate foreclosure proceedings on one or more of our properties. Because the debt is not property-specific, an event of default with respect to one property or borrower could result in the foreclosure of all of our wholly-owned properties.

Pan Am Building Sale

On August 11, 2016, we entered into a Purchase and Sale Agreement (the “Agreement”) to sell our Pan Am Building property, located in Honolulu, Hawaii, to Don Quijote (USA) Co., Ltd. (“Don Quijote”), one of the Lenders under the Loan Agreement, for cash consideration of $78,500,000. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018.

Net proceeds from the sale of the property will be used to prepay, in part, the principal amount of the Loan Agreement, without subject to a spread maintenance prepayment premium, pursuant to the Loan Agreement. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by Don Quijote, we have the right to tender a deed to the Pan Am Building property to the Lenders under the Loan Agreement, subject to the Mortgage and the Assignment of Leases on the Pan Am Building property, in which case the principal amount of the Loan Agreement would be reduced by $78,500,000.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and the updates to those risk factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of June 30, 2016, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of June 30, 2016, our property portfolio included office buildings in Honolulu and Phoenix.

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

Results of Operations

Our results of operations for the three and six month periods ended June 30, 2016 and 2015 include the results of our wholly-owned properties (Waterfront Plaza, Davies Pacific Center and Pan Am Building) and our equity in the net loss of our unconsolidated joint ventures. Discontinued operations reflects the net results of operations of the Clifford Center property, which was sold in January 2015. The impact on our results of operations from sales of unconsolidated joint venture properties was not material.

Overview

As of June 30, 2016, our wholly-owned properties were 86.4% leased, with approximately 151,900 square feet available, under a total of 332 leases. As of that date, 9.3% of our leased square footage was scheduled to expire during 2016 and another 13.5% of our leased square footage was scheduled to expire during 2017.

As of December 31, 2015, our wholly-owned properties were 88.0% leased, with approximately 136,200 square feet available, under a total of 327 leases. As of that date, 16.0% of our leased square footage was scheduled to expire during 2016 and another 12.6% of our leased square footage was scheduled to expire during 2017.

The following table summarizes the changes in vacant space for our wholly-owned properties for the three and six month periods ended June 30, 2016 (in rentable square feet):

Pacific Office Properties Trust, Inc.

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Vacant space available at the beginning of the period	137,384	136,236
Expired or terminated during the period(1)	89,625	105,368
Square footage adjustments and exclusions(2)	9,109	12,318
Total space available for lease	236,118	253,922
New leases	13,526	18,701
Renewed leases	70,653	83,282
Total space leased during the period	84,179	101,983
Vacant space available at the end of the period	151,939	151,939
___________________________

(1)	Includes leases that expired on the last day of the prior period.

(2)	Includes adjustments for remeasured square footage, right-to-use leases and month-to-month storage leases.

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

Comparison of the three months ended June 30, 2016 to
the three months ended June 30, 2015 (in thousands)

	2016	2015	$ Change	% Change
Revenue:
Rental	$5,364	$4,908	$456	9.3%
Tenant reimbursements	4,203	4,108	95	2.3%
Parking	1,596	1,472	124	8.4%
Other	131	67	64	95.5%
Total revenue	11,294	10,555	739	7.0%
Expenses:
Rental property operating	6,052	6,327	(275)	(4.3)%
General and administrative	420	407	13	3.2%
Depreciation and amortization	2,584	2,692	(108)	(4.0)%
Interest	5,173	5,125	48	0.9%
Total expenses	14,229	14,551	(322)	(2.2)%
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(2,935)	(3,996)	1,061	(26.6)%
Equity in net loss of unconsolidated joint ventures	(55)	(41)	(14)	34.1%
Loss from continuing operations	(2,990)	(4,037)	1,047	(25.9)%
Income from discontinued operations	—	8	(8)	(100.0)%

Net loss	$(2,990)	$(4,029)	$1,039	(25.8)%

Pacific Office Properties Trust, Inc.

Revenues

Rental revenue. Total rental revenue increased by $0.5 million, or 9.3%, primarily due to deferred rent adjustments recorded in the prior year period which decreased rental revenues at Waterfront Plaza related to several tenants who extended their leases ($0.4 million) and an increase in rental revenues at Waterfront Plaza primarily due to new leases ($0.1 million).

Tenant reimbursements. Total tenant reimbursements increased by $0.1 million, or 2.3%, primarily due to an increase in tenant recoveries for common area maintenance expenses at Waterfront Plaza compared to the prior year period.

Parking revenue. Total parking revenue increased by $0.1 million, or 8.4%, primarily due to an increase in parking rates at Waterfront Plaza.

Other revenue. Total other revenue increased by by $0.1 million, or 95.5%, primarily due to a gain recognized on the sale of a vacant parcel of land owned by the Company in June 2016.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.3 million, or 4.3%, primarily due to decreases in electricity expenses at Pan Am Building ($0.1 million) and at Waterfront Plaza ($0.1 million) and a decrease in bad debt expense at Waterfront Plaza ($0.1 million) compared to the prior year period.

General and administrative expense. Total general and administrative expenses increased by an insignificant amount compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.1 million, or 4.0%, primarily due to assets being fully depreciated at Davies Pacific Center.

Interest expense. Total interest expense increased by an insignificant amount compared to the prior year period.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures decreased by an insignificant amount compared to the prior year period.

Income from discontinued operations

For the three months ended June 30, 2015, discontinued operations reflect post-closing activities related to the sale of the Clifford Center property in January 2015.

Pacific Office Properties Trust, Inc.

Comparison of the six months ended June 30, 2016 to
the six months ended June 30, 2015 (in thousands)

	2016	2015	$ Change	% Change
Revenue:
Rental	$10,745	$10,295	$450	4.4%
Tenant reimbursements	8,585	8,317	268	3.2%
Parking	3,208	2,887	321	11.1%
Other	210	135	75	55.6%
Total revenue	22,748	21,634	1,114	5.1%
Expenses:
Rental property operating	12,247	12,415	(168)	(1.4)%
General and administrative	840	799	41	5.1%
Depreciation and amortization	5,224	5,340	(116)	(2.2)%
Interest	10,334	10,184	150	1.5%
Total expenses	28,645	28,738	(93)	(0.3)%
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(5,897)	(7,104)	1,207	(17.0)%
Equity in net loss of unconsolidated joint ventures	(101)	(68)	(33)	48.5%
Loss from continuing operations	(5,998)	(7,172)	1,174	(16.4)%
Discontinued operations:
Loss from discontinued operations before loss on sale of property	—	(30)	30	(100.0)%
Loss on sale of property	—	(156)	156	(100.0)%
Loss from discontinued operations	—	(186)	186	(100.0)%

Net loss	$(5,998)	$(7,358)	$1,360	(18.5)%

Revenues

Rental revenue. Total rental revenue increased by $0.5 million, or 4.4%, primarily due to deferred rent adjustments recorded in the prior year period which decreased rental revenues at Waterfront Plaza related to several tenants who extended their leases ($0.1 million), a significant tenant at Waterfront Plaza who leased additional space since the prior year period ($0.1 million), a significant tenant at Waterfront Plaza being in holdover in the current year period ($0.1 million) and new leases at Waterfront Plaza in the current year period ($0.2 million).

Tenant reimbursements. Total tenant reimbursements increased by $0.3 million, or 3.2%, primarily due to an increase in tenant recoveries for common area maintenance expenses at Waterfront Plaza compared to the prior year period.

Parking revenue. Total parking revenue increased by $0.3 million, or 11.1%, primarily due to an increase in parking rates at Waterfront Plaza.

Other revenue. Total other revenue increased by by $0.1 million, or 55.6%, primarily due to a gain recognized on the sale of a vacant parcel of land owned by the Company in June 2016.

Pacific Office Properties Trust, Inc.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.2 million, or 1.4%, primarily due to a decrease in electricity expenses at Waterfront Plaza compared to the prior year period.

General and administrative expense. Total general and administrative expenses increased by an insignificant amount compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.1 million, or 2.2%, primarily due to assets being fully depreciated at Davies Pacific Center.

Interest expense. Total interest expense increased by $0.2 million, or 1.5%, primarily due to the increase in accrued interest on the unsecured notes payable to current and former related parties.

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

Cash Flows

Net cash provided by operating activities for the Company for the six months ended June 30, 2016 was $1.5 million compared to $0.1 million during the six months ended June 30, 2015. The increase was primarily the result of an increase in funds released from our restricted reserve cash account as compared to the prior year period ($1.4 million).

Net cash used in investing activities for the Company for the six months ended June 30, 2016 was $2.8 million compared to net cash provided by investing activities of $6.2 million for the six months ended June 30, 2015. The decrease was primarily the result of net proceeds from the sale of our Clifford Center property in January 2015 ($8.4 million) and an increase in capital expenditures from the prior year period ($0.5 million) and contributions to our joint ventures in the current year ($0.1 million).

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2016 compared to $6.7 million during the six months ended June 30, 2015. The decrease was primarily due to the repayment in the prior year period of mortgage notes payable related to the Clifford Center property as a result of the sale of the property in January 2015 ($6.3 million) partially offset by costs related to the recent refinancing of our mortgage loans ($0.3 million) and an increase in net security deposit refunds from the prior year period ($0.1 million).

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

Pacific Office Properties Trust, Inc.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms. Our primary focus is to preserve and generate cash.

We expect to meet our short-term liquidity and capital requirements primarily through existing cash on hand, net cash provided by rental activities, refinancing of existing debt, distributions from joint ventures and/or asset dispositions. We expect to meet our long-term capital requirements through net cash provided by operating activities, borrowings under our revolving credit facility (if available), refinancing of existing debt or through other available investment and financing activities, including the contribution of existing wholly-owned assets to joint ventures (partial sell-down of equity interests in wholly-owned assets), asset dispositions and/or additional secured or unsecured debt financings. In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million. In January 2016, we engaged Eastdil Secured to assist in the potential sale, financing or recapitalization of our remaining wholly-owned properties.

In August 2016, we entered into 1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and 2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 11, 2018, but is not expected to occur prior to the first quarter of 2018. See Note 14 for more discussion on the new loan agreement and the contemplated sale of our Pan Am Building.

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

Pacific Office Properties Trust, Inc.

Unrestricted and restricted cash on hand

As of June 30, 2016, we had $1.7 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $3.0 million.  A summary of our restricted cash reserves is as follows (in thousands):

June 30, 2016
Leasing and capital expenditure reserves	$527
Ground lease reserves	339
Tax, insurance and other working capital reserves	1,702
Collateral accounts	391
Total restricted cash	$2,959

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

Asset dispositions

In the near term or longer term, we may seek to raise additional capital by selling some or all of our existing wholly-owned assets, but we have a limited number of assets that could be sold to generate net cash proceeds and our ability to do so on acceptable terms or at all is highly uncertain. Moreover, a sale of any of our wholly-owned properties that would not provide continued tax deferral to POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler, which we refer to as Venture, is contractually restricted until March 19, 2018. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, until March 19, 2018, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code. These contractual obligations may limit our future operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

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

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to a third party buyer for cash consideration of $78,500,000. The completion of the sale transaction is scheduled to occur no later than August 11, 2018, but is not expected to occur prior to the first quarter of 2018. See Note 14 for more discussion on the contemplated sale of our Pan Am Building.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of June 30, 2016, we were obligated to spend $2.5 million in capital expenditures and leasing costs through 2017.

Pacific Office Properties Trust, Inc.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the six months ended June 30, 2016
	New Leases	Renewed Leases	Total Leases
Square feet	18,701	83,282	101,983
Tenant improvement costs per square foot(2)	$12.27	$6.09	$7.22
Leasing commission costs per square foot	7.70	2.87	3.76
Total tenant improvement and leasing commission costs per square foot	$19.97	$8.96	$10.98
___________________________

(1)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of June 30, 2016, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $290.6 million and our unsecured promissory notes with a carrying value of $29.4 million) was $320.0 million, with a weighted average interest rate of 5.78% and a weighted average remaining term of 0.28 years. See “Indebtedness” below for additional information with respect to our consolidated debt as of June 30, 2016.

In August 2016, we entered into a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016. See Note 14 for more discussion on the new loan agreement.

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

For each of the three month periods ended June 30, 2016 and 2015, we paid an aggregate of $0.2 million, and for each of the six month periods ended June 30, 2016 and 2015, we paid an aggregate of $0.4 million, in cash dividends to holders

Pacific Office Properties Trust, Inc.

of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $2.8 million in aggregate as of June 30, 2016. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through August 2016.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At June 30, 2016, the cumulative unpaid distributions attributable to Preferred Units were $12.5 million, which we do not anticipate to pay in 2016.

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

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit as of June 30, 2016. Each loan required or requires monthly payments of interest only and balloon payments at maturity, and all dollars are reported in thousands:

Property	Amount	Interest Rate	Maturity Date	Principal Balance Due at Maturity Date
Pan Am Building	$60,000	6.17%	8/11/2016	$60,000
Waterfront Plaza	100,000	6.37%	9/11/2016	100,000
Waterfront Plaza	11,000	6.37%	9/11/2016	11,000
Davies Pacific Center	95,000	5.86%	11/11/2016	95,000
Subtotal	266,000
Revolving line of credit(1)	25,000	1.10%	12/31/2016	25,000
Outstanding principal balance	291,000
Less: unamortized discount, net	(52)
Less: unamortized deferred loan fees, net	(381)
Mortgage and other loans, net	$290,567
 ___________________________

(1)	The revolving line of credit matures on December 31, 2016. See “Revolving Line of Credit” below.

In August 2016, we entered into a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature at various dates commencing August 11, 2016 through November 11, 2016. See Note 14 for more discussion on the new loan agreement.

Pacific Office Properties Trust, Inc.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2016. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of June 30, 2016 and December 31, 2015, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At June 30, 2016 and December 31, 2015, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $29.4 million.

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

Pacific Office Properties Trust, Inc.

For the period from March 20, 2008 through June 30, 2016, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At June 30, 2016 and December 31, 2015, $17.2 million and $15.6 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

The mortgage debt that we maintained for our wholly-owned properties as of June 30, 2016 was typically property-specific debt that was non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Reynolds. Our Operating Partnership has agreed to indemnify Mr. Reynolds to the extent of his guaranty liability. In management’s judgment, it would be remote for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

In August 2016, we entered into a new loan agreement, the proceeds of which were used to repay in full the mortgage debt outstanding as of June 30, 2016, thereby relieving Mr. Reynolds of his guaranty liability for events arising after the prepayment date. See Note 14 for more discussion on the new loan agreement.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the risk factors set forth below which update risk factors provided therein. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

We have a substantial amount of debt outstanding, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

On August 11, 2016, our wholly-owned subsidiaries, Davies Pacific, LLC, Pan Am I, LLC, Pan Am II, LLC, Pan Am III, LLC, Pan Am IV, LLC, Waterfront A, LLC, Waterfront B, LLC, Waterfront C, LLC, Waterfront D, LLC and Waterfront E, LLC, collectively as Borrowers, borrowed a term loan in the principal amount of $280.5 million pursuant to a Loan Agreement with Don Quijote (USA) Co., Ltd., Don Quijote Holdings Co., Ltd. and Special Situations Investing Group II, LLC, collectively as Lenders, and Goldman Sachs Specialty Lending Group, L.P., as Agent (the “Loan Agreement”). We used the proceeds of this loan to repay in full all of our mortgage loans outstanding as of June 30, 2016. We also have outstanding a fully-drawn $25.0 million unsecured credit facility and unsecured promissory notes with a carrying value of $29.4 million (together with accrued and unpaid interest of $17.2 million) as of June 30, 2016.

Payments of principal and interest on borrowings may leave our property-owning entities with insufficient cash resources to operate our properties and/or pay distributions to us so that we can make distributions to stockholders. Furthermore, our obligations under the Loan Agreement are secured by mortgages on the fee and leasehold (as applicable) interests in the Pan Am Building, Davies Pacific Center and Waterfront Plaza properties (representing all of our wholly-owned properties) as well as assignments of all leases, rents, contracts, revenues, permits and service agreements with respect to the properties and ownership interests in all equity interests and accounts of the Borrowers. Because the debt under the Loan Agreement is not property-specific, an event of default with respect to one property or Borrower could result in the foreclosure by the lender of all of our wholly-owned properties.

For tax purposes, a foreclosure of our properties would be treated as a sale of the properties for a purchase price equal to the outstanding balance of the debt secured by the mortgages on those properties. If the outstanding balance of the debt secured by the mortgages exceeds our tax basis in the properties, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

Our substantial outstanding debt, and the limitations imposed on us by the Loan Agreement and our other outstanding debt, could have significant other adverse consequences, including the following:

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

Pacific Office Properties Trust, Inc.

accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

We may be unable to refinance, extend or repay our substantial indebtedness at maturity.

As of June 30, 2016, we had a fully drawn $25 million unsecured credit facility and promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $29.4 million (together with accrued and unpaid interest of $17.2 million) scheduled to mature on December 31, 2016. We cannot assure you that we will be able to refinance, extend or repay our substantial indebtedness on acceptable terms or at all.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to pay dividends.

In connection with our new term loan, we have obtained an interest rate cap, and subject to complying with the requirements for REIT qualification, we may obtain in the future one or more additional forms of interest rate protection-in the form of swap agreements, interest rate cap contracts or similar agreements-to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties.

The REIT provisions of the Code may also limit our ability to hedge effectively. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risks, or any income from foreign currencies or other hedges, will generally be treated as nonqualifying income for purposes of the REIT 75% and 95% gross income tests unless specified requirements are met. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes that we would otherwise incur.

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

•
The debt outstanding under the Loan Agreement is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities is guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

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

Pacific Office Properties Trust, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Loan Agreement

On August 11, 2016, our wholly-owned subsidiaries, Davies Pacific, LLC, Pan Am I, LLC, Pan Am II, LLC, Pan Am III, LLC, Pan Am IV, LLC, Waterfront A, LLC, Waterfront B, LLC, Waterfront C, LLC, Waterfront D, LLC and Waterfront E, LLC, collectively as Borrowers, entered into a Loan Agreement with Don Quijote (USA) Co., Ltd., Don Quijote Holdings Co., Ltd. and Special Situations Investing Group II, LLC, collectively as Lenders, and Goldman Sachs Specialty Lending Group, L.P., as Agent (the “Loan Agreement”). The Loan Agreement provides for a term loan in the principal amount of $280,500,000 which is scheduled to mature on August 11, 2019 unless extended pursuant to its terms, and subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and a balloon payment of the outstanding principal, including all other accrued and unpaid amounts owed, at maturity. The initial LIBOR rate and LIBOR floor was determined two business days prior to the closing date and amounted to 0.50%. Monthly LIBOR rates are to be determined two business days prior to the tenth day of each month thereafter. In connection with the Loan Agreement, the Borrowers entered into a two-year interest rate cap agreement with an unaffiliated third party, which caps the LIBOR portion of the interest rate at 3.0%. The interest rate cap agreement will need to be replaced upon its expiration so that an interest rate cap is effective during the entire term of the Loan Agreement.

Monthly partial principal payments may be made subject to the availability of cash subsequent to required distributions for operating costs and reserves pursuant to the payment waterfall and other terms and conditions under the Loan Agreement.

Proceeds from the Loan Agreement were used to 1) repay in full the outstanding borrowings, accrued interest and fees, under the existing mortgage loans in the aggregate outstanding principal amount of $266,000,000, that were scheduled to mature at various dates commencing August 11, 2016 through November 11, 2016, 2) make initial deposits to tax, insurance and other reserve funds and 3) pay closing costs associated with the Loan Agreement. The loan may be prepaid in whole prior to its maturity date, subject to a spread maintenance prepayment premium and by providing a 30-day prepayment notice to the Agent and complying with certain prepayment conditions.

The Loan Agreement contains customary covenants including, among other things, restrictions on the ability to incur additional indebtedness, transfer or dispose of assets, create liens and make certain investments. Our obligations under the Loan Agreement are secured by mortgages on the fee and leasehold (as applicable) interests in the Pan Am Building, Davies Pacific Center and Waterfront Plaza (representing all of our wholly-owned properties) as well as assignments of all leases, rents, contracts, revenues, permits and service agreements with respect to the properties and ownership interests in all equity interests and accounts of the Borrowers.

The loan is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

The Loan Agreement contains customary events of default, including, among other things, failure to make required payments under the Loan Agreement, breaches of representations and warranties made by us, or our failure to comply with

Pacific Office Properties Trust, Inc.

covenants set forth in the Loan Agreement. If an event of default occurs under the Loan Agreement (subject to cure periods for certain events of default), amounts owed by us would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and the Agent may declare the loans and all other obligations under the Loan Agreement immediately due and payable and/or initiate foreclosure proceedings on one or more of our properties. Because the debt is not property-specific, an event of default with respect to one property or borrower could result in the foreclosure of all of our wholly-owned properties.

Pan Am Building Sale

On August 11, 2016, we entered into a Purchase and Sale Agreement (the “Agreement”) to sell our Pan Am Building property, located in Honolulu, Hawaii, to Don Quijote (USA) Co., Ltd. (“Don Quijote”), one of the Lenders under the Loan Agreement, for cash consideration of $78,500,000. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018.

Net proceeds from the sale of the property will be used to prepay, in part, the principal amount of the Loan Agreement, without subject to a spread maintenance prepayment premium, pursuant to the Loan Agreement. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by Don Quijote, we have the right to tender a deed to the Pan Am Building property to the Lenders under the Loan Agreement, subject to the Mortgage and the Assignment of Leases on the Pan Am Building property, in which case the principal amount of the Loan Agreement would be reduced by $78,500,000.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	August 12, 2016	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)