Form 10-Q
period 2016-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2016-11-09
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 2016 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Investments in real estate, net	$193,525	$197,860
Cash and cash equivalents	2,358	3,817
Restricted cash	13,062	4,465
Rents and other receivables, net	903	971
Deferred rents	3,982	3,690
Intangible assets, net	5,517	5,988
Prepaid expenses	2,182	260
Goodwill	37,665	37,665
Investments in unconsolidated joint ventures	899	913
Total assets	$260,093	$255,629

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$299,761	$290,720
Unsecured notes payable to current and former related parties	32,433	29,433
Accounts payable and other liabilities	43,999	40,797
Accrued interest payable to current and former related parties (Note 8)	18,140	15,627
Acquired below-market leases, net	3,068	3,242
Total liabilities	397,401	379,819

Commitments and contingencies (Note 9)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of September 30, 2016 and December 31, 2015) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at September 30, 2016 and December 31, 2015	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at September 30, 2016 and December 31, 2015	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	110	110
Cumulative deficit	(177,754)	(174,888)
Total stockholders’ equity (deficit)	(156,000)	(153,134)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(108,576)	(98,324)
Total equity (deficit)	(137,308)	(124,190)
Total liabilities and equity (deficit)	$260,093	$255,629

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenue
Rental	$5,116	$5,326	$15,861	$15,621
Tenant reimbursements	4,190	4,210	12,775	12,527
Parking	1,572	1,532	4,780	4,419
Other	53	84	263	219
Total revenue	10,931	11,152	33,679	32,786
Expenses
Rental property operating	6,551	6,467	18,798	18,882
General and administrative	473	481	1,313	1,280
Depreciation and amortization	2,609	2,714	7,833	8,054
Interest	5,347	5,193	15,681	15,377
Total expenses	14,980	14,855	43,625	43,593

Loss from continuing operations before equity in net income (loss) of unconsolidated joint ventures	(4,049)	(3,703)	(9,946)	(10,807)
Equity in net income (loss) of unconsolidated joint ventures	(56)	625	(157)	557
Loss from continuing operations	(4,105)	(3,078)	(10,103)	(10,250)
Discontinued operations:
Income (loss) from discontinued operations before loss on sale of property	—	2	—	(28)
Loss on sale of property	—	—	—	(156)
Income (loss) from discontinued operations	—	2	—	(184)

Net loss	(4,105)	(3,076)	(10,103)	(10,434)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)	(1,704)	(1,704)
Common unitholders in the Operating Partnership	3,993	3,189	10,252	10,511
Net loss attributable to non-controlling interests	3,425	2,621	8,548	8,807

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(680)	(455)	(1,555)	(1,627)
Dividends paid and accrued on Senior Common Stock	(436)	(436)	(1,311)	(1,311)
Net loss attributable to common stockholders	$(1,116)	$(891)	$(2,866)	$(2,938)

Loss per common share:
Loss from continuing operations	$(0.29)	$(0.23)	$(0.73)	$(0.74)
Loss from discontinued operations	—	—	—	(0.01)
Net loss per common share - basic and diluted	$(0.29)	$(0.23)	$(0.73)	$(0.75)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the nine months ended September 30,
	2016	2015
Operating activities
Net loss	$(10,103)	$(10,434)
Loss from discontinued operations	—	(184)
Loss from continuing operations	(10,103)	(10,250)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities - continuing operations:
Depreciation and amortization	7,833	8,054
Gain on the sale of property	(55)	—
Deferred rent	(261)	(25)
Deferred ground rents	931	1,531
Interest amortization	3,151	2,402
Below-market lease amortization	(174)	(174)
Equity in net loss of unconsolidated joint ventures	157	(557)
Bad debt expense	49	10
Changes in operating assets and liabilities:
Restricted cash for operating activities	(1,381)	823
Rents and other receivables	(12)	(113)
Other assets	(1,922)	(1,008)
Accounts payable and other liabilities	426	(519)
Net cash (used in) provided by operating activities - continuing operations	(1,361)	174
Net cash used in operating activities - discontinued operations	—	(139)
Net cash (used in) provided by operating activities	(1,361)	35

Investing activities
Additions to and improvement of real estate	(2,989)	(3,596)
Distributions from unconsolidated joint ventures	—	875
Contributions to unconsolidated joint ventures	(143)	(10)
Net sales proceeds from the sale of property	111	8,552
Payment of leasing commissions	(599)	(923)
Change in restricted cash used for capital expenditures	(7,215)	(460)
Net cash (used in) provided by investing activities	(10,835)	4,438

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the nine months ended September 30,
	2016	2015

Financing activities
Repayment of mortgage notes payable	(266,000)	(6,295)
Proceeds from mortgage notes payable	280,500	—
Borrowing from related party	3,000	—
Security deposits	(47)	16
Financing costs	(6,061)	—
Senior Common Stock dividends	(655)	(655)
Net cash provided by (used in) financing activities	10,737	(6,934)

Decrease in cash and cash equivalents	(1,459)	(2,461)
Cash and cash equivalents at beginning of period	3,817	6,904
Cash and cash equivalents at end of period	$2,358	$4,443

Supplemental cash flow information
Interest paid	$12,659	$13,059

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$2,360	$2,360
Change in accrued capital expenditures	$(505)	$336

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.     Organization and Ownership and Presentation

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

Through our Operating Partnership, as of September 30, 2016, we owned three office properties comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of September 30, 2016, our property portfolio included office buildings in Honolulu and Phoenix.

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

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2016. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2016 are not necessarily indicative of future results.

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

In August 2016, we entered into (1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and (2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. See Note 7 for more discussion on the new loan agreement and Note 11 for more discussion on the contemplated sale of our Pan Am Building.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 8 for more discussion on the new promissory note.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2016, we had cash reserves of $7.7 million to fund capital expenditures and leasing costs, of which we were obligated to spend $2.1 million through 2017.

As of September 30, 2016, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $299.8 million and our unsecured promissory notes with a carrying value of $32.4 million) was $332.2 million, with a weighted average interest rate of 4.85% and a weighted average remaining term of 2.51 years.

As of September 30, 2016, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2016. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

amount of $32.4 million (together with accrued and unpaid interest of $18.1 million) scheduled to mature the earlier of (i) December 31, 2016 (or, if later, the maturity date of indebtedness under the Operating Partnership’s credit facility with First Hawaiian Bank, but in any event not later than December 31, 2017) and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under the Indemnification Agreement, dated as of September 2, 2009 (as subsequently amended), between the Operating Partnership and Shidler LP.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three and nine month periods ended September 30, 2016 or 2015.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

ventures and do not have rights to significant financial benefits from each of our joint ventures. As of September 30, 2016, our maximum exposure to loss with respect to this arrangement is limited to the $0.9 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three and nine month periods ended September 30, 2016 or 2015.

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

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheets. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. In January 2015, we completed the sale of the Clifford Center property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three and nine month periods ended September 30, 2015 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. Because the sale of the Pan Am Building is not expected to be completed within the next 12 months, the property does not meet the held for sale criteria of FASB ASC 360 and as a result, is classified as held for use in the accompanying consolidated balance sheets as of September 30, 2016. We will continue to own and operate the property until the completion of the sale.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of September 30, 2016, goodwill of our wholly-owned properties amounted to $37.7 million. We wrote off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.14 million and $0.10 million for the three months ended September 30, 2016 and 2015, respectively, and $0.26 million and $(0.01) million for the nine months ended September 30, 2016 and 2015, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.3 million, as of both September 30, 2016 and December 31, 2015.

We had a total of $1.8 million of lease security available in security deposits, as of both September 30, 2016 and December 31, 2015.

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

Restricted Cash

Restricted cash primarily includes tenant security deposits and escrow accounts for real property taxes, insurance, capital expenditures, tenant improvements, ground lease payments and leasing commissions held by our lenders.

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

Repairs, Maintenance and Major Improvements

The costs of ordinary repairs and maintenance are included when incurred in “Rental property operating” expenses in the accompanying consolidated statements of operations. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Our lenders have required us to maintain reserve accounts for the funding of future repairs and capital expenditures, and the balances of these accounts are included in “Restricted cash” on the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). ASU No. 2016-15 provides specific guidance on eight cash flow classification issues, including how debt prepayments or debt extinguishment costs and distributions received from equity method investees are presented. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Early adoption of ASU 2016-15 as of its issuance is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

3.    Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2016 (unaudited), and at December 31, 2015, are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Land and land improvements	$33,763	$33,819
Building and building improvements	197,020	196,168
Tenant improvements	33,758	32,389
Construction in progress	4,686	5,263
Furniture, fixtures and equipment	1,391	1,377
Investments in real estate	270,618	269,016
Less: accumulated depreciation	(77,093)	(71,156)
Investments in real estate, net	$193,525	$197,860

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at September 30, 2016 (unaudited), and at December 31, 2015, are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Acquired leasing commissions:
Gross amount	$7,163	$7,499
Accumulated amortization	(3,921)	(4,073)
Acquired leasing commissions, net	3,242	3,426

Acquired leases in place:
Gross amount	5,271	5,290
Accumulated amortization	(5,162)	(5,175)
Acquired leases in place, net	109	115

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(9,008)	(8,776)
Acquired tenant relationship costs, net	246	478

Acquired other intangibles:
Gross amount	3,074	3,077
Accumulated amortization	(1,154)	(1,108)
Acquired other intangibles, net	1,920	1,969

Intangible assets, net	$5,517	$5,988

Acquired below-market leases:
Gross amount	$6,552	$6,556
Accumulated amortization	(3,484)	(3,314)
Acquired below-market leases, net	$3,068	$3,242

5.     Investments in Unconsolidated Joint Ventures

At September 30, 2016, we were partners with third parties in three joint ventures, holding two office properties, comprised of four buildings and 0.8 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands and unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Rental	$2,138	$2,850	$6,518	$9,585
Other	892	976	2,447	2,665
Total revenues	3,030	3,826	8,965	12,250
Expenses:
Rental operating	2,603	3,036	7,399	8,650
Depreciation and amortization	826	982	2,539	3,263
Interest	717	2,021	2,157	4,031
Other	—	10	—	10
Total expenses	4,146	6,049	12,095	15,954
Loss before gain on sale of property	(1,116)	(2,223)	(3,130)	(3,704)
Gain on sale of property	—	14,550	—	14,550
Net income (loss)	$(1,116)	$12,327	$(3,130)	$10,846

Equity in net income (loss) of unconsolidated joint ventures	$(56)	$625	$(157)	$557

	September 30, 2016	December 31, 2015
Investment in real estate, net	$55,442	$56,321
Other assets	11,154	9,938
Total assets	$66,596	$66,259

Mortgage and other loans	$46,250	$45,575
Other liabilities	2,307	2,416
Total liabilities	$48,557	$47,991

Investments in unconsolidated joint ventures	$899	$913

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

6.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at September 30, 2016 (unaudited), and at December 31, 2015, consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable	$837	$276
Interest payable	823	953
Deferred revenue	1,383	918
Security deposits	1,793	1,840
Deferred straight-line ground rent	19,599	18,669
Accrued distributions attributable to Preferred Units	13,068	11,363
Accrued expenses	5,789	6,107
Asset retirement obligations	707	671
Total accounts payable and other liabilities	$43,999	$40,797

7.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount and deferred loan fees, at September 30, 2016 (unaudited), and at December 31, 2015 (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

Property	September 30, 2016	December 31, 2015	Interest Rate	Maturity Date
Consolidated property loan	$280,500	$—	(1)	8/11/2019
Pan Am Building	—	60,000	6.17%	8/11/2016
Waterfront Plaza	—	100,000	6.37%	9/11/2016
Waterfront Plaza	—	11,000	6.37%	9/11/2016
Davies Pacific Center	—	95,000	5.86%	11/11/2016
Subtotal	280,500	266,000
Revolving line of credit	25,000	25,000	(2)	12/31/2016
Outstanding principal balance	305,500	291,000
Less: unamortized discount, net	—	(122)
Less: unamortized deferred loan fees, net	(5,739)	(158)
Mortgage and other loans, net	$299,761	$290,720

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement and a balloon remaining principal payment at maturity. The LIBOR portion of the interest rate is subject to a floor of 0.50% and a cap of 3.0%, pursuant to an interest rate cap agreement. As of September 30, 2016, the applicable One-Month LIBOR Rate was 0.519%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of September 30, 2016, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In August 2016, our wholly-owned subsidiaries entered into a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature at various dates commencing August 11, 2016 through November 11, 2016 and to fund leasing and capital expenditure reserves. The new loan agreement contains customary covenants including, among other things, restrictions on the ability to incur additional indebtedness, transfer or dispose of assets, create liens and make certain investments. Our obligations under the new loan agreement are secured by mortgages on the leasehold and fee (as applicable) interests in all of our wholly-owned properties as well as assignments of all leases, rents, contracts, revenues, permits and service agreements with respect to the properties and ownership interests in all equity interests and accounts of the borrowers. The loan is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

In connection with the new loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the new loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2016. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of September 30, 2016 and December 31, 2015, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended September 30, 2016 and 2015, we recognized $0.1 million in interest to the Lender. During each of the nine month periods ended September 30, 2016 and 2015, we recognized $0.2 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler LP has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended September 30, 2016 and 2015, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the nine month periods ended September 30, 2016 and 2015, we recognized $0.4 million in interest to Shidler LP for the annual fee. As of September 30, 2016, we have accrued approximately $0.3 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

8.     Unsecured Notes Payable to Current and Former Related Parties

At September 30, 2016 and December 31, 2015, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million and $29.4 million, respectively.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler (“Venture”), and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. The maturity date of the promissory notes has subsequently been extended to be coterminous with the maturity of the promissory note issued in September 2016 (as described below).

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 9 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of these promissory notes has subsequently been extended to be coterminous with the maturity of the promissory note issued in September 2016 (as described below).

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for the promissory note is the earlier of (i) December 31, 2016 (or, if later, the maturity date of indebtedness under the Operating Partnership’s credit facility with First Hawaiian Bank, but in any event not later than December 31, 2017) and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under the Indemnification Agreement, dated as of September 2, 2009 (as subsequently amended), between the Operating Partnership and Shidler LP.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity, and specific to the promissory notes issued in February 2014, under certain circumstances in the event that the Operating Partnership has fully satisfied or is released from liability under its indemnification agreement with Shidler LP relating to the security pledged by Shidler LP in support of the FHB Credit Facility. The promissory notes are unsecured obligations of the Operating Partnership and (except for the September 2016 note) are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through September 30, 2016, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At September 30, 2016 and December 31, 2015, $18.1 million and $15.6 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of September 30, 2016, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable and deferred rents receivable. We maintain our cash and cash equivalents and restricted cash on deposit with what management believes are relatively stable financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the maximum amount; and, to date, we have not experienced any losses on our invested cash. Restricted cash held by our lenders is maintained in escrow accounts at a major financial institution.

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of September 30, 2016 and December 31, 2015, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million as of both dates. The accretion expense for the three and nine month periods ended September 30, 2016 and 2015 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of September 30, 2016 and December 31, 2015, the liability in our consolidated balance sheets for this asset retirement obligation was $0.5 million and $0.4 million, respectively. The accretion expense for the three and nine month periods ended September 30, 2016 and 2015 was not significant.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of September 30, 2016, we had cash reserves of $7.7 million to fund capital expenditures and leasing costs, of which we were obligated to spend $2.1 million through 2017. We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

Indemnities

The mortgage debt outstanding under our new loan agreement is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

10.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2015 to September 30, 2016 (unaudited) are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2015	$(153,134)	$127,268	$(98,324)	$(124,190)
Net income (loss)	(1,555)	1,704	(10,252)	(10,103)
Dividends and distributions	(1,311)	(1,704)	—	(3,015)
Balance at September 30, 2016	$(156,000)	$127,268	$(108,576)	$(137,308)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by the Company’s Board of Directors, and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum. Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below). Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders. Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock. The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed. As of September 30, 2016 and December 31, 2015, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding. We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of September 30, 2016. During the three and nine months ended September 30, 2016 and 2015, no Common Units or Preferred Units were redeemed or issued. As of September 30, 2016, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2016, the cumulative unpaid distributions attributable to Preferred Units were $13.1 million. We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of September 30, 2016, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of September 30, 2016, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of September 30, 2016, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

The following is the basic and diluted loss per share (in thousands, except share and per share amounts, and unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders - basic and diluted(1)	$(1,116)	$(891)	$(2,866)	$(2,938)

Weighted average number of common shares	3,941,242	3,941,242	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.29)	$(0.23)	$(0.73)	$(0.75)

(1)
For each of the three month periods ended September 30, 2016 and 2015, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders. For each of the nine month periods ended September 30, 2016 and 2015, net loss attributable to common stockholders includes $1.7 million of priority allocation to Preferred Unit holders. These allocations are included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three and nine month periods ended September 30, 2016 and 2015, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For each of the three month periods ended September 30, 2016 and 2015, we paid an aggregate of $0.2 million, and for each of the nine month periods ended September 30, 2016 and 2015, we paid an aggregate of $0.7 million, in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $3.1 million in aggregate as of September 30, 2016. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through November 2016.

Amounts accumulated for distribution to stockholders and Operating Partnership unit holders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2016, the cumulative unpaid distributions attributable to Preferred Units were $13.1 million, which we do not anticipate to pay in 2016.

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

11.     Disposition Activity

Disposition of Unconsolidated Joint Venture Investments

In September 2015, the Valencia Corporate Center property, located in Los Angeles, California, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us.

Sale of Property

In June 2016, we completed the sale of our fee interest in a vacant parcel of land, located in Phoenix, Arizona, to an unaffiliated third party. As a result of the sale, we recognized a gain of $0.1 million for the nine month period ended September 30, 2016, which is included in “Other” revenues in the accompanying consolidated statements of operations.

Sale of Clifford Center

In January 2015, we completed the sale of our fee and leasehold interests in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $8.9 million. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the three and nine month periods ended September 30, 2015 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the operating results of the Clifford Center property that comprise loss from discontinued operations for the three and nine months ended September 30, 2015 (in thousands):

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Revenue	$1	$131
Expenses	(1)	159
Income (loss) from discontinued operations before loss on sale of property	2	(28)
Loss on sale of property	—	(156)
Income (loss) from discontinued operations	$2	$(184)

Pan Am Building Sale

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to Don Quijote (USA) Co., Ltd. (“Don Quijote”), one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. Because the sale of the Pan Am Building is not expected to be completed within the next 12 months, the property is classified as held for use in the accompanying consolidated balance sheets as of September 30, 2016 and we will continue to own and operate the property until the completion of the sale.

Net proceeds from the sale of the property will be used to prepay, in part, the principal amount of the new loan agreement, without subject to a spread maintenance prepayment premium, pursuant to the new loan agreement. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by Don Quijote, we have

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

the right to tender a deed to the Pan Am Building property to the lenders under the new loan agreement, subject to the Mortgage and the Assignment of Leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

12.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2016 and 2015, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that were earned by Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands and unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Property management	$507	$467	$1,467	$1,390
Corporate management	175	175	525	525
Construction management and other	7	27	115	75
Total	$689	$669	$2,107	$1,990

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million for each of the three month periods ended September 30, 2016 and 2015, and $0.4 million for each of the nine month periods ended September 30, 2016 and 2015. At September 30, 2016, we have $0.3 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended September 30, 2016 and 2015, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the nine month periods ended September 30, 2016 and 2015, we recognized $0.4 million in interest to Shidler LP for this annual fee. As of September 30, 2016, we have accrued approximately $0.3 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets. See Note 7 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The mortgage debt outstanding under our new loan agreement is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability. See Note 9 for additional discussion on these indemnities.

At September 30, 2016 and December 31, 2015, $18.1 million and $15.6 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 8 for a detailed discussion on these unsecured notes payable.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

At September 30, 2016, the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $305.5 million and $306.3 million, respectively. At December 31, 2015, the carrying value (excluding accrued interest and unamortized discount and deferred loan fees) and estimated fair value of the mortgage and other loans were $291.0 million and $289.8 million, respectively.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and the updates to those risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of September 30, 2016, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of September 30, 2016, our property portfolio included office buildings in Honolulu and Phoenix.

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

Results of Operations

Our results of operations for the three and nine month periods ended September 30, 2016 and 2015 include the results of our wholly-owned properties (Waterfront Plaza, Davies Pacific Center and Pan Am Building) and our equity in the net income (loss) of our unconsolidated joint ventures. Discontinued operations reflects the net results of operations of the Clifford Center property, which was sold in January 2015. The impact on our results of operations from sales of unconsolidated joint venture properties was not material.

Overview

As of September 30, 2016, our wholly-owned properties were 85.7% leased, with approximately 160,300 square feet available, under a total of 326 leases. As of that date, 4.9% of our leased square footage was scheduled to expire during 2016 and another 13.6% of our leased square footage was scheduled to expire during 2017.

As of December 31, 2015, our wholly-owned properties were 88.0% leased, with approximately 136,200 square feet available, under a total of 327 leases. As of that date, 16.0% of our leased square footage was scheduled to expire during 2016 and another 12.6% of our leased square footage was scheduled to expire during 2017.

Pacific Office Properties Trust, Inc.

The following table summarizes the changes in vacant space for our wholly-owned properties for the three and nine month periods ended September 30, 2016 (in rentable square feet):

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Vacant space available at the beginning of the period	151,939	136,236
Expired or terminated during the period(1)	46,460	151,828
Square footage adjustments and exclusions(2)	5,378	17,696
Total space available for lease	203,777	305,760
New leases	3,213	21,914
Renewed leases	40,311	123,593
Total space leased during the period	43,524	145,507
Vacant space available at the end of the period	160,253	160,253
___________________________

(1)	Includes leases that expired on the last day of the prior period.

(2)	Includes adjustments for remeasured square footage, right-to-use leases and month-to-month storage leases.

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

Pacific Office Properties Trust, Inc.

Comparison of the three months ended September 30, 2016 to
the three months ended September 30, 2015 (in thousands)

	2016	2015	$ Change	% Change
Revenue:
Rental	$5,116	$5,326	$(210)	(3.9)%
Tenant reimbursements	4,190	4,210	(20)	(0.5)%
Parking	1,572	1,532	40	2.6%
Other	53	84	(31)	(36.9)%
Total revenue	10,931	11,152	(221)	(2.0)%
Expenses:
Rental property operating	6,551	6,467	84	1.3%
General and administrative	473	481	(8)	(1.7)%
Depreciation and amortization	2,609	2,714	(105)	(3.9)%
Interest	5,347	5,193	154	3.0%
Total expenses	14,980	14,855	125	0.8%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint ventures	(4,049)	(3,703)	(346)	9.3%
Equity in net income (loss) of unconsolidated joint ventures	(56)	625	(681)	(109.0)%
Loss from continuing operations	(4,105)	(3,078)	(1,027)	33.4%
Income from discontinued operations	—	2	(2)	(100.0)%

Net loss	$(4,105)	$(3,076)	$(1,029)	33.5%

Revenues

Rental revenue. Total rental revenue decreased by $0.2 million, or 3.9%, primarily due to a decrease in rental revenues at Waterfront Plaza as a result of a negotiated lease incentive for a tenant ($0.1 million) in the current year and at Pan Am Building related to a tenant who vacated its leased premises in the prior year ($0.1 million).

Tenant reimbursements. Total tenant reimbursements decreased by an insignificant amount compared to the prior year period.

Parking revenue. Total parking revenue increased by an insignificant amount compared to the prior year period.

Other revenue. Total other revenue decreased by an insignificant amount compared to the prior year period.

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.1 million, or 1.3%, primarily due to an increase in real property taxes resulting from increased property values of our wholly-owned properties.

General and administrative expense. Total general and administrative expenses decreased by an insignificant amount compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.1 million, or 3.9%, primarily due to assets being fully depreciated at Davies Pacific Center.

Interest expense. Total interest expense increased by $0.2 million, or 3.0%, primarily due to increases in loan amortization fees related to the new loan attributable to Davies Pacific Center ($0.1 million), Pan Am Building ($0.1 million) and

Pacific Office Properties Trust, Inc.

Waterfront Plaza ($0.1 million) and an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.1 million), partially offset by decreases in interest expense due to the lower interest rate of the new loan attributable to Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.1 million).

Equity in net income (loss) of unconsolidated joint ventures

Equity in net income (loss) of unconsolidated joint ventures decreased by $0.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease is primarily attributable to the sale of the Valencia Corporate Center property in September 2015.

Income from discontinued operations

For the three months ended September 30, 2015, discontinued operations reflect post-closing activities related to the sale of the Clifford Center property in January 2015.

Comparison of the nine months ended September 30, 2016 to
the nine months ended September 30, 2015 (in thousands)

	2016	2015	$ Change	% Change
Revenue:
Rental	$15,861	$15,621	$240	1.5%
Tenant reimbursements	12,775	12,527	248	2.0%
Parking	4,780	4,419	361	8.2%
Other	263	219	44	20.1%
Total revenue	33,679	32,786	893	2.7%
Expenses:
Rental property operating	18,798	18,882	(84)	(0.4)%
General and administrative	1,313	1,280	33	2.6%
Depreciation and amortization	7,833	8,054	(221)	(2.7)%
Interest	15,681	15,377	304	2.0%
Total expenses	43,625	43,593	32	0.1%
Loss from continuing operations before equity in net income (loss) of unconsolidated joint ventures	(9,946)	(10,807)	861	(8.0)%
Equity in net income (loss) of unconsolidated joint ventures	(157)	557	(714)	(128.2)%
Loss from continuing operations	(10,103)	(10,250)	147	(1.4)%
Discontinued operations:
Loss from discontinued operations before loss on sale of property	—	(28)	28	(100.0)%
Loss on sale of property	—	(156)	156	(100.0)%
Loss from discontinued operations	—	(184)	184	(100.0)%

Net loss	$(10,103)	$(10,434)	$331	(3.2)%

Revenues

Rental revenue. Total rental revenue increased by $0.2 million, or 1.5%, primarily due to a significant tenant at Waterfront Plaza who leased additional space since the prior year period ($0.1 million) and new leases at Waterfront Plaza in the current year period ($0.3 million), partially offset by a decrease in rental revenues at Pan Am Building attributable to a tenant who vacated its leased premises in the prior year period ($0.2 million).

Pacific Office Properties Trust, Inc.

Tenant reimbursements. Total tenant reimbursements increased by $0.2 million, or 2.0%, primarily due to an increase in tenant recoveries for common area maintenance expenses at Waterfront Plaza compared to the prior year period.

Parking revenue. Total parking revenue increased by $0.4 million, or 8.2%, primarily due to an increase in parking rates at Waterfront Plaza.

Other revenue. Total other revenue increased by an insignificant amount compared to the prior year period.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.1 million, or 0.4%, primarily due to a decrease in electricity expenses at Waterfront Plaza compared to the prior year period.

General and administrative expense. Total general and administrative expenses increased by an insignificant amount compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.2 million, or 2.7%, primarily due to assets being fully depreciated at Davies Pacific Center.

Interest expense. Total interest expense increased by $0.3 million, or 2.0%, primarily due to increases in loan amortization fees related to the new loan attributable to Davies Pacific Center ($0.1 million), Pan Am Building ($0.1 million) and Waterfront Plaza ($0.1 million) and an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.2 million), partially offset by decreases in interest expense due to the lower interest rate of the new loan attributable to Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.1 million).

Equity in net income (loss) of unconsolidated joint ventures

Equity in net income (loss) of unconsolidated joint ventures decreased by $0.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease is primarily attributable to the sale of the Valencia Corporate Center property in September 2015.

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

Cash Flows

Net cash used in operating activities for the Company for the nine months ended September 30, 2016 was $1.4 million compared to net cash provided by operating activities of $0.04 million for the nine months ended September 30, 2015. The decrease was primarily the result of an increase in funds deposited to our restricted cash reserve accounts for operating activities ($2.2 million), as compared to the prior year period, pursuant to certain provisions of our new mortgage loan agreement entered into in August 2016, partially offset by an increase in accounts payables ($0.9 million) as compared to the prior year period.

Net cash used in investing activities for the Company for the nine months ended September 30, 2016 was $10.8 million compared to net cash provided by investing activities of $4.4 million for the nine months ended September 30, 2015. The decrease was primarily the result of net proceeds from the sale of our Clifford Center property in January 2015 ($8.4 million) and an increase in funds deposited to our restricted cash reserve accounts used for capital expenditures ($6.8 million), as

Pacific Office Properties Trust, Inc.

compared to the prior year period, pursuant to certain provisions of our new mortgage loan agreement entered into in August 2016.

Net cash provided by financing activities was $10.7 million for the nine months ended September 30, 2016 compared to net cash used in financing activities of $6.9 million for the nine months ended September 30, 2015. The increase was primarily due to proceeds from the our new mortgage loan ($280.5 million) and borrowings from a related party ($3.0 million) in the current year period, partially offset by an increase in financing costs ($6.1 million) related to our new mortgage loan and repayments of our previous mortgage debt with the proceeds of the new loan ($259.7 million) compared to the prior year period.

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

In August 2016, we entered into (1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and (2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. See Note 7 for more discussion on the new loan agreement and Note 11 for more discussion on the contemplated sale of our Pan Am Building.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 8 for more discussion on the new promissory note.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them. If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and the updates to those risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Unrestricted and restricted cash on hand

As of September 30, 2016, we had $2.4 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $13.1 million. A summary of our restricted cash reserves is as follows (in thousands):

September 30, 2016
Leasing and capital expenditure reserves	$7,720
Ground lease reserves	—
Tax, insurance and other working capital reserves	1,117
Collateral accounts	2,432
Tenant security deposits	1,793
Total restricted cash	$13,062

The leasing and capital expenditure, ground lease, tax, insurance and other working capital reserves and collateral accounts are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan. These restricted cash accounts are expected to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for existing and prospective tenants, (2) non-recurring discretionary capital expenditures, (3) payments for properties subject to ground leases, (4) property taxes and insurance and (5) other obligations. We maintain our tenant security deposits in a separate account at our financial institution.

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

Pacific Office Properties Trust, Inc.

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

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to a third party buyer for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. See Note 7 for more discussion on the new loan agreement and Note 11 for the contemplated sale of our Pan Am Building.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2016, we had cash reserves of $7.7 million to fund capital expenditures and leasing costs, of which we were obligated to spend $2.1 million through 2017.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the nine months ended September 30, 2016
	New Leases	Renewed Leases	Total Leases
Square feet	21,914	123,593	145,507
Tenant improvement costs per square foot(1)	$11.53	$4.85	$5.85
Leasing commission costs per square foot	7.09	3.05	3.66
Total tenant improvement and leasing commission costs per square foot	$18.62	$7.90	$9.51
___________________________

(1)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of September 30, 2016, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $299.8 million and our unsecured promissory notes with a carrying value of $32.4 million) was $332.2 million, with a weighted average interest rate of 4.85% and a weighted average remaining term of 2.51 years. See “Indebtedness” below for additional information with respect to our consolidated debt as of September 30, 2016.

In August 2016, we entered into a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016. See Note 7 for more discussion on the new loan agreement.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 8 for more discussion on the new promissory note.

Our revolving credit facility is scheduled to mature on December 31, 2016. We intend to work with the lender of our credit facility to extend the maturity date, but there can be no assurance that we will be successful in doing so. The maturity date of the promissory notes payable to certain current and former affiliates are also scheduled to mature on December 31, 2016 or, if later, the maturity date of our revolving credit facility, but in any event not later than December 31, 2017.

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

Pacific Office Properties Trust, Inc.

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

For each of the three month periods ended September 30, 2016 and 2015, we paid an aggregate of $0.2 million, and for each of the nine month periods ended September 30, 2016 and 2015, we paid an aggregate of $0.7 million, in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. We believe that paying these dividends at less than the full stated annualized rate is in the best interests of the Company and its stockholders as it preserves a greater amount of our cash in order to fund required leasing and capital improvements for our properties with the goal of maximizing the value of our properties. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock will accrue until paid in full, and amounted to $3.1 million in aggregate as of September 30, 2016. Our board of directors has authorized daily dividends on the Senior Common Stock at half the stated annualized rate through November 2016.

Amounts accumulated for distribution to stockholders and Operating Partnership unitholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our qualification as a REIT. At September 30, 2016, the cumulative unpaid distributions attributable to Preferred Units were $13.1 million, which we do not anticipate to pay in 2016.

We cannot provide any assurance as to when, or if, we will pay the accrued dividends on the Senior Common Stock or resume the payment of dividends at the full stated annualized rate, or if we will continue to pay dividends on the Senior Common Stock at half the stated annualized rate or at all. Any dividends or other distributions we pay in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and the updates to those risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Pacific Office Properties Trust, Inc.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to our borrowings with respect to our consolidated property loan and our revolving line of credit as of September 30, 2016:

	Amount	Maturity Date
Consolidated property loan(1)	$280,500	8/11/2019
Revolving line of credit(2)	25,000	12/31/2016
Outstanding principal balance	305,500
Less: unamortized deferred loan fees, net	(5,739)
Mortgage and other loans, net	$299,761
 ___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement. The loan may be prepaid in whole prior to its maturity date, subject to a spread maintenance prepayment premium and by providing a 30-day prepayment notice and complying with certain prepayment conditions. As of September 30, 2016, the applicable One-Month LIBOR Rate was 0.519%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of September 30, 2016, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

In August 2016, our wholly-owned subsidiaries entered into a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature at various dates commencing August 11, 2016 through November 11, 2016 and to fund leasing and capital expenditure reserves. The new loan agreement contains customary covenants including, among other things, restrictions on the ability to incur additional indebtedness, transfer or dispose of assets, create liens and make certain investments. Our obligations under the new loan agreement are secured by mortgages on the leasehold and fee (as applicable) interests in all of our wholly-owned properties as well as assignments of all leases, rents, contracts, revenues, permits and service agreements with respect to the properties and ownership interests in all equity interests and accounts of the borrowers. The loan is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

In connection with the new loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the new loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2016. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations

Pacific Office Properties Trust, Inc.

and for such other purposes as the Lender may approve. As of September 30, 2016 and December 31, 2015, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

As security for the FHB Credit Facility, as amended, Shidler LP has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million. As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge. In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP. Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $25.0 million principal amount of the certificate of deposit.

The FHB Credit Facility contains various customary covenants, including covenants relating to disclosure of financial and other information to the Lender, maintenance and performance of our material contracts, our maintenance of adequate insurance, payment of the Lender’s fees and expenses, and other customary terms and conditions.

Subordinated Promissory Notes

At September 30, 2016 and December 31, 2015, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million and $29.4 million, respectively.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. The maturity date of the promissory notes has subsequently been extended to be coterminous with the maturity of the promissory note issued in September 2016 (as described below).

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 9 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of the promissory notes has subsequently been extended to be coterminous with the maturity of the promissory note issued in September 2016 (as described below).

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for the promissory note is the earlier of (i) December 31, 2016 (or, if later, the maturity date of indebtedness under the Operating Partnership’s credit facility with First Hawaiian Bank, but in any event not later than December 31, 2017) and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under the Indemnification Agreement, dated as of September 2, 2009 (as subsequently amended), between the Operating Partnership and Shidler LP.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity, and specific to the promissory notes issued in February 2014, under certain circumstances in the event that the Operating Partnership has fully satisfied or is released from liability under its indemnification agreement with Shidler LP relating to the security pledged by Shidler LP in support of the FHB Credit Facility. The promissory notes are unsecured obligations of the Operating Partnership and (except for

Pacific Office Properties Trust, Inc.

the September 2016 note) are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through September 30, 2016, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At September 30, 2016 and December 31, 2015, $18.1 million and $15.6 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

The mortgage debt outstanding under our new loan agreement is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. There have been no material changes to the risk factors set forth in those reports. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

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

4.1
Subordinated Promissory Note dated September 30, 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 6, 2016 (File No. 001-09900) and incorporated herein by reference).

10.1
Loan Agreement, dated August 11, 2016, among Davies Pacific, LLC, Pan Am I, LLC, Pan Am II, LLC, Pan Am III, LLC, Pan Am IV, LLC, Waterfront A, LLC, Waterfront B, LLC, Waterfront C, LLC, Waterfront D, LLC, Waterfront E, LLC, Goldman Sachs Specialty Lending Group, L.P., Don Quijote (USA) Co., Ltd., Don Quijote Holdings Co., Ltd., and Special Situations Investing Group II, LLC (Filed herewith).

10.2	Purchase and Sale Agreement, dated August 11, 2016, among Pan Am I, LLC, Pan Am II, LLC, Pan Am III, LLC, Pan Am IV, LLC and Don Quijote (USA) Co., Ltd. (Filed herewith).

10.3	Indemnification Agreement, dated as of August 11, 2016, between Pacific Office Properties, L.P. and Jay H. Shidler. (Filed herewith.)

10.4
Third Amendment to Subordinated Promissory Notes, dated as of September 30, 2016, among Pacific Office Properties, L.P. and the holders named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2016 (File No. 001-09900) and incorporated herein by reference).

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	November 9, 2016	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)