Form 10-K
period 2016-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2017-03-23
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant computed by reference to the last sale price of the registrant’s Class A Common Stock on the OTCQB tier of the OTC Markets on June 30, 2016 was approximately $860,000.

As of March 22, 2017 there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-K

i

PART I

ITEM 1.  -  BUSINESS

Pacific Office Properties Trust, Inc. (the “Company”) is a Maryland corporation which has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, which we refer to as the Code. We are a REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2016, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of December 31, 2016, our property portfolio included office buildings in Honolulu and Phoenix.

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

We have not consistently achieved positive cash flow from operations since our formation transactions were consummated in March 2008. We expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through the first quarter of 2018. Accordingly, in addition to working with the lender of our credit facility and the holders of our promissory notes on amending their terms in order to extend the maturity dates, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements of our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million.

In August 2016, we entered into (1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and (2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. See Note 8 for more discussion on the new loan agreement and Note 12 for more discussion on the contemplated sale of our Pan Am Building. These notes to our consolidated financial statements are contained in “Exhibits and Financial Statement Schedules” in Item 15 of this Annual Report on Form 10K.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler Equities, L.P. (“Shidler LP”), a Hawaii limited partnership controlled by Mr. Shidler, in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 9 to our consolidated financial statements are contained in “Exhibits and Financial Statement Schedules” in Item 15 of this Annual Report on Form 10K for more discussion on the new promissory note.

We cannot be certain that we will be able to (1) extend the maturity dates of our credit facility and promissory notes and (2) raise additional capital, on acceptable terms or at all, or generate sufficient cash flows to continue operations. If we are unable to do so, our ability to operate our properties may suffer and our ability to operate the company will be impaired.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has indicated in an explanatory paragraph in its audit report for the year ended December 31, 2016 that there is substantial doubt about our ability to continue as a going concern due to our expectation that projected funds from operations, together with current cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through the first quarter of 2018. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. We cannot provide any assurance that we will be able to continue as a going concern.

We are restricted from disposing of or refinancing our wholly-owned properties under certain circumstances until March 2018, which may further restrict our ability to raise additional capital.

A sale of any of the properties contributed by POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler, which we refer to as Venture, in connection with our formation transactions in March 2008 that would not provide continued tax deferral to Venture is contractually restricted for ten years after the closing of the transactions related to such properties. All of our wholly-owned properties continue to be subject to these restrictions. These restrictions on the sale of such properties may prevent us from selling the properties or may adversely impact the terms available to us upon a disposition. In addition, we have agreed that, during such ten-year period, we will not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. These restrictions limit our ability to refinance indebtedness on those properties and to manage our debt structure. As a result, we may be unable to access certain capital resources that would otherwise be available to us. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of Venture. These contractual obligations may limit our operating flexibility and compel us to take actions or enter into transactions that we otherwise would not undertake. If we fail to comply with any of these requirements, we may be liable for a make-whole cash payment to Venture, the cost of which could be material and could adversely affect our liquidity.

We have a substantial amount of debt outstanding, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of additional default under our debt obligations.

On August 11, 2016, our wholly-owned subsidiaries entered into a term loan in the principal amount of $280.5 million (“Loan Agreement”), the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature at various dates commencing August 1, 2016 through November 11, 2016 and to fund leasing and capital expenditure reserves. As of December 31, 2016, our total consolidated indebtedness (which includes our mortgage and other loans with a carrying value of $299.7 million and our unsecured promissory notes with a carrying value of $32.4 million) was $332.1 million. Our unconsolidated joint venture properties are also leveraged with an aggregate of $46.4 million in indebtedness as of December 31, 2016.

Our revolving credit facility and promissory notes payable to certain current and former affiliates are scheduled to mature on December 31, 2017. Although the lenders have agreed to extend the maturity date of the credit facility and promissory notes in the past, there can be no assurance that they will continue to do so in the future. If we are unable to successfully extend any of this debt, our obligations with respect to this debt represent significant near-term cash requirements.

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

As of December 31, 2016, we had a fully drawn $25 million unsecured credit facility and promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $32.4 million (together with accrued and unpaid interest of $19.1 million) scheduled to mature on December 31, 2017. In addition, our mortgage loans amounting to $299.7 million secured by each of our wholly-owned properties are scheduled to mature in 2019. We do not currently have any committed financing sources available to refinance our debt as it matures. If we are unable to repay, extend or refinance our existing mortgage debt, we may be forced to give back these assets to the relevant mortgage lenders.

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

In connection with the Loan Agreement, we have obtained an interest rate cap, and subject to complying with the requirements for REIT qualification, we may obtain in the future one or more additional forms of interest rate protection-in the form of swap agreements, interest rate cap contracts or similar agreements-to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties.

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

For the year ended December 31, 2016, Shidler Pacific Advisors received corporate management fees of $0.18 million per quarter. Shidler Pacific Advisors’ entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

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

Leases representing 16.9% of the rentable square feet of our total portfolio are scheduled to expire in 2017.  We may be unable to renew leases or lease vacant space at favorable rates or at all, which would negatively impact our ability to generate cash flow.

As of December 31, 2016, leases representing 16.9% of the 1.2 million rentable square feet of our wholly-owned portfolio are scheduled to expire in 2017, and an additional 14.4% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. In addition, some of our leases include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

We may be required to make significant capital expenditures, in addition to our requirement to fund certain capital expenditures pursuant to our Loan Agreement, to improve our properties in order to retain and attract tenants.  If we are unable to do so, this could cause a decline in operating revenues and a reduction in cash available for debt service and distributions to stockholders.

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

We are controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our board of directors, controls Venture and is the manager and sole owner of Shidler Pacific Advisors, our external advisor. As part of our formation transactions, we issued one share of Proportionate Voting Preferred Stock, which is entitled to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units that our Operating Partnership issued in connection with the formation transactions. This share of Proportionate Voting Preferred Stock is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions. Venture holds those Common Units and Preferred Units and is controlled by Mr. Shidler. As of December 31, 2016, the one share of Proportionate Voting Preferred Stock represented 88% of our voting power. Therefore, because of his position with us, Shidler Pacific Advisors, Venture and Pacific Office Holding, Inc., and the additional shares of our Class A Common Stock that he holds, Mr. Shidler has the ability to effectively vote 91.5% of our currently outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other stockholders do not support.

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

From May 2013 through November 2016, we paid dividends on our outstanding Senior Common Stock at half the stated annualized rate. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock. The difference between the stated dividend and the paid dividend accrues until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future. We did not declare a dividend on our Class A Common Stock in 2016 or 2015, and do not currently expect to declare a dividend on our Class A Common Stock in 2017.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2016 or 2015, and does not expect to do so in 2017.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.

We do not currently expect that we will be able to resume the payment of dividends (including dividends on our Senior Common Stock) in the foreseeable future. Our ability to pay dividends or other distributions in the future will depend upon our legal and contractual obligations, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income and any taxable REIT subsidiary will be subject to federal, state and local taxes on its income. For example, the Hawaii State Legislature, in its 2017 session, is considering legislation that would eliminate the dividends paid deduction afforded to REITs under Hawaii tax laws. We cannot predict whether, when or to what extent this proposed legislation will become effective. Any of these taxes would decrease the amount of cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% prohibited transactions tax that generally applies to certain gains derived by a REIT from dealer property or inventory, we may in the future hold some of our assets through taxable REIT subsidiaries, which (unlike REITs) are taxed on their taxable income, whether or not distributed.

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

Potential changes to the U.S. tax laws could have a significant negative impact on our business operations, financial condition and earnings.

The administration of President Trump has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged but during his presidential campaign, President Trump outlined several changes to business taxes. In addition, House Republicans and Congress have drafted an initial tax reform (“Tax Reform Blueprint”) to significantly amend the current income tax code. The convergence of the President’s plan and the Tax Reform Blueprint’s potential reforms has not yet taken place, however, key changes within the proposals include:

•	Elective replacement of current depreciation deductions with a cost recovery system for capital asset investments (excluding land investments),

•	Elimination of the deductibility of corporate interest expense, if a cost recovery system is elected,

•	Restriction or elimination of benefits of like-kind exchanges that defer capital gains for tax purposes,

•	Reduction of the maximum business tax rate from 35 percent to 15-20 percent,

•	Elimination of the corporate alternative minimum tax,

•	Implementation of a one-time deemed repatriation tax rate of 10 percent on corporate profits held offshore, and

•	Elimination of most corporate tax expenditures except for the Research and Development credit.

No details regarding the transition from the current tax code to potential new tax reforms have emerged. In addition, it is not yet known if the potential reform of the U.S. tax laws will include further changes that may impact existing REIT rules under the current Internal Revenue Code. If the tax reform is enacted with some or all of the changes outlined above, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status may significantly increase. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the real estate industry clear. Furthermore, the proposed tax reform above may negatively impact our tenants’ operating results, financial condition and future business plans. A reform of the U.S. tax laws by the new administration may be enacted in a manner that negatively impacts our operating results, financial condition and business operations, and is adverse to our stockholders.

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

As of December 31, 2016, we owned five office properties, including the interests in our joint venture properties, comprising 2.0 million rentable square feet in seven buildings. The following tables contain descriptive information about our properties as of December 31, 2016, excluding the City Square Sports Club.

Property	No. of Buildings	Year Built/ Renovated	Rentable Sq.Ft.	Annualized Rent(1)	Percentage Ownership	Interest
Wholly-Owned Properties
Waterfront Plaza	1	1988/2006	560,171	$18,941,586	100%	Leasehold
500 Ala Moana Boulevard
Honolulu, HI 96813

Davies Pacific Center	1	1972/2006	374,849	9,828,480	100%	Fee Simple
841 Bishop Street
Honolulu, HI 96813

Pan Am Building	1	1969/2005	221,451	6,869,363	100%	Fee Simple
1600 Kapiolani Boulevard
Honolulu, HI 96814

Total Wholly-Owned Properties	3		1,156,471	$35,639,429

Joint Venture Properties
City Square	3		749,740	$7,875,006	5%	Fee Simple
3800 North Central Avenue		1961/1988
3838 North Central Avenue		1971/1994
4000 North Central Avenue		1965/2000
Phoenix, AZ 85012

Pacific Business News Building	1	1964/2006	97,585	2,215,168	5%	Fee Simple
1833 Kalakaua Avenue
Honolulu, HI 96815

Total Joint Venture Properties	4		847,325	$10,090,174

Total Properties	7		2,003,796	$45,729,603
____________________________

(1)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2016. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2016 actual expense reimbursement billings. Joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. No portion of the joint venture properties’ annualized rent is consolidated in our consolidated financial statements because our interests in our joint venture properties are accounted for under the equity method of accounting.

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our wholly-owned properties at December 31 of each of the past five years.

	Percent Leased(1)					Annualized Rent Per Leased SF(2)
Property	2012	2013	2014	2015	2016	2012	2013	2014	2015	2016
Waterfront Plaza	90%	88%	89%	92%	89%	$38.94	$37.90	$37.16	$38.30	$39.15
Davies Pacific Center	77%	84%	77%	80%	77%	34.48	34.31	35.18	34.86	34.99
Pan Am Building	90%	94%	94%	90%	89%	36.51	36.67	35.59	35.82	36.59
Total Weighted Average					85%					$37.42
____________________________

(1)	Based on leases signed as of December 31 of each historical year and rentable square footage.

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

Tenant Diversification

The following table provides information on the ten largest tenants, by annualized rent, in our wholly-owned properties as of December 31, 2016. No single tenant accounts for 10% or more of our total consolidated revenues.

Tenant	Lease Expiration	Leased Square Feet	Annualized Rent(1)	% of Total Annualized Rent	Property	Industry
Oahu Publications Inc.	3/31/2023	47,548	$1,950,138	5.47%	Waterfront Plaza	Media & Journalism
Farmers Insurance Hawaii Inc.	12/31/2017	53,594	1,818,869	5.10%	Waterfront Plaza	Insurance
General Services Administration	6/20/2025	39,662	1,776,987	4.99%	Waterfront Plaza	Government
AT&T Corp.	6/30/2020	26,160	1,117,430	3.14%	Waterfront Plaza	Communications
Hilton Grand Vacations Company LLC	3/31/2018	25,282	911,576	2.56%	Pan Am Building	Tourism & Hospitality
McCorriston Miller Mukai MacKinnon LLP	12/31/2021	29,231	894,702	2.51%	Waterfront Plaza	Legal Services
Honolulu Surgery Center L.P.	6/30/2025	17,026	867,381	2.43%	Waterfront Plaza	Medical
New York Life Insurance Company	8/10/2021	21,242	810,202	2.27%	Davies Pacific Center	Insurance
Royal State Financial Corp.	12/31/2021	20,565	761,344	2.14%	Pan Am Building	Insurance
Hawaii HIDTA	9/30/2019	18,589	692,017	1.94%	Waterfront Plaza	Government
Total Annualized Rent for Top 10 Tenants			$11,600,646	32.55%

Total Annualized Rent			$35,639,429
____________________________

(1)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2016. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2016 actual expense reimbursement billings.

The following table contains information about tenants who occupy more than 10% of any of our wholly-owned properties as of December 31, 2016. Two properties have no tenant that occupies more than 10% of the rentable area. No tenant occupies more than 10% of the aggregate rentable area of all of our properties combined.

Property/Tenant	Industry	Lease Expiration(1)	Renewal Option	Total Leased Square feet	% of Rentable Square Feet	Annualized Rent(2)	% of Annualized Rent
Pan Am Building
Hilton Grand Vacations Company LLC	Tourism & Hospitality	3/31/2018	Yes(3)	25,282	11.42%	$911,576	13.27%
____________________________

(1)	Expiration date assumes no exercise of renewal, extension or termination options.

(2)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2016. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2016 actual expense reimbursement billings.

(3)	Hilton Grand Vacations Company has an option to extend its term for an additional 5 years upon 180-days written notice at 90% of the fair market rent.

Lease Distribution by Square Footage

The following table summarizes the lease distributions by square footage for all our wholly-owned properties as of December 31, 2016.

Square Footage Under Lease	Number of Leases	Leases as a % of Total	Rentable Square Feet(1)	Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total
2,500 or less	235	72.53%	219,341	18.97%	$8,052,091	22.59%
2,501 - 10,000	70	21.61%	334,686	28.94%	12,690,879	35.61%
10,001 - 20,000	11	3.40%	143,803	12.44%	5,228,366	14.67%
20,001 - 40,000	6	1.85%	153,474	13.27%	5,899,086	16.55%
40,001 - 100,000	2	0.61%	101,142	8.74%	3,769,007	10.58%
Subtotal	324	100.00%	952,446	82.36%	$35,639,429	100.00%
Available for Lease	—	—	166,222	14.37%	—	—
BOMA Adjustment(3)	—	—	37,803	3.27%	—	—
Total	324	100.00%	1,156,471	100.00%	$35,639,429	100.00%
___________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2016. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2016 actual expense reimbursement billings.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Lease Expirations and Rate Comparisons

The following table summarizes the lease expirations for leases in place as of December 31, 2016 for our wholly-owned properties. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Rent Per Leased Square Foot at Expiration(4)
2017	113	195,148	16.87%	$6,761,763	18.97%	$34.65	$6,413,880	$32.87
2018	52	128,460	11.11%	4,850,258	13.61%	37.76	4,929,744	38.38
2019	50	138,430	11.97%	5,110,276	14.34%	36.92	5,263,974	38.03
2020	43	124,929	10.80%	4,823,239	13.53%	38.61	5,047,794	40.41
2021	46	193,673	16.75%	7,080,735	19.87%	36.56	7,205,832	37.21
2022	6	14,139	1.22%	517,558	1.45%	36.61	573,809	40.58
2023	4	55,774	4.82%	2,255,446	6.33%	40.44	2,497,775	44.78
2024	1	2,810	0.24%	100,443	0.28%	35.74	109,899	39.11
2025	3	55,703	4.82%	2,616,354	7.34%	46.97	2,733,269	49.07
2026	3	14,889	1.29%	642,759	1.80%	43.17	743,703	49.95
Thereafter	3	28,491	2.47%	880,598	2.48%	30.91	898,752	31.55
Subtotal/Weighted Average	324	952,446	82.36%	$35,639,429	100.00%	$37.42	$36,418,431	$38.24
Available for Lease	—	166,222	14.37%	—	—	—	—	—
BOMA Adjustment(5)	—	37,803	3.27%	—	—	—	—	—
Total/Weighted Average	324	1,156,471	100.00%	$35,639,429	100.00%	$30.82	$36,418,431	$31.49
 ____________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2016. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2016 actual expense reimbursement billings.

(3)	Represents annualized rent divided by leased square feet.

(4)	Represents annualized rent at expiration divided by leased square feet.

(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

The leases scheduled to expire in the next five years represent approximately 0.8 million rentable square feet or 67.5% of our total rentable square feet of our wholly-owned properties. During the year ended December 31, 2016, changes in average rental rates per square foot for new leases and lease renewals that commenced during the year ended December 31, 2016, as compared to prior average rental rates per square foot in effect for the same space were as follows:

	Leased Square Feet(1)	New Average Rental Rate per Square Foot(1)(2)	Old Average Rental Rate per Square Foot(1)(2)
New leases	11,913	$1.76	$1.68
Lease renewals	114,514	$1.92	$1.81
Total leasing activity	126,427	$1.91	$1.79
 ____________________________

(1)	Excludes leases for which the space was vacant longer than one year, month-to-month leases, leases with terms of less than 12 months, related party leases and right-to-use leases.

(2)	Average rental rate includes contractual base rents from our tenants pursuant to our lease agreements as adjusted for straight-line rate adjustments and rate abatements.

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

Ground Leased Properties

At December 31, 2016 we held a long-term ground leasehold interest in our Waterfront Plaza property.

The Waterfront Plaza ground lease expires December 31, 2060. The annual rental obligation has fixed increases at five year intervals until it resets on January 1, 2036, 2041, 2046, 2051 and 2056 to an amount equal to the greater of (i) 8.0% of the fair market value of the land, and (ii) the ground lease rent payable during the prior period.

See Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our ground leased property.

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2016, please refer to the Indebtedness section in Part II, Item 7 of this Annual Report on Form 10-K.

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
The table below sets forth the high and low sales prices for our Class A Common Stock as reported by the OTC Markets from January 1, 2015 through December 31, 2016. No dividends were declared on our Class A Common Stock for any of these periods.

	High	Low
2016
Fourth Quarter	$0.36	$0.10
Third Quarter	$0.51	$0.32
Second Quarter	$1.65	$0.05
First Quarter	$1.75	$0.55

2015
Fourth Quarter	$1.00	$0.30
Third Quarter	$0.80	$0.06
Second Quarter	$0.25	$0.11
First Quarter	$0.25	$0.06

As of March 15, 2017, our Class A Common Stock was held by 42 stockholders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

Our Class B Common Stock has identical voting and dividend rights to our Class A Common Stock, but has no distribution rights upon liquidation. No established public trading market exists for our Class B Common Stock. As of March 15, 2017, our Class B Common Stock was held by one stockholder of record.

There currently is no established public trading market for our Senior Common Stock, and we do not expect to have our shares of Senior Common Stock listed on any securities exchange or quoted on an automated quotation system. As of March 15, 2017, our Senior Common Stock was held by 894 stockholders of record.

Dividends

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by our board of directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Our board of directors authorized daily dividends on the Senior Common Stock for the months of April 2010 through April 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. From May 2013 through November 2016, we paid dividends on our outstanding Senior Common Stock at half the stated annualized rate, and beginning December 2016, we ceased payment of dividends on the Senior Common Stock. The difference between the stated dividend and the paid dividend will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

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

We did not declare a dividend on our Class A Common Stock in 2016 or 2015, and do not currently expect to declare a dividend on our Class A Common Stock in 2017. Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2016 or 2015, and does not expect to do so in 2017. As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to pay dividends or other distributions on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.

We do not currently expect that we will be able to resume the payment of dividends (including dividends on our Senior Common Stock) in the foreseeable future. Our ability to pay dividends or other distributions in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Part I, Item 1A – “Risk Factors” in this Annual Report on Form 10-K.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2016, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of December 31, 2016, our property portfolio included office buildings in Honolulu and Phoenix.

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

Impairment of Long-Lived Assets. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for each of the years ended December 31, 2016 and 2015.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of December 31, 2016, our maximum exposure to loss with respect to this arrangement is limited to the $0.8 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures. Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for each of the years ended December 31, 2016 and 2015.

Discontinued Operations. The revenue, expenses, impairment and/or gain or loss on sale of operating properties that meet the applicable criteria of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity are reported as discontinued operations in the consolidated statement of operations. A gain on sale, if any, is recognized in the period the property is disposed of.

In determining whether to report the results of operations, impairment and/or gain or loss on sale of operating properties as discontinued operations, we evaluate whether the property that has been disposed of by sale, disposed of other than by sale or is classified as held for sale represents a strategic shift that has or will have a major effect on our operations and financial results. A strategic shift could include the disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity.

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. In January 2015, we completed the sale of the Clifford Center property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the year ended December 31, 2015 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with Venture. See Note 10 for more discussion on the tax protection arrangements. Because the sale of the Pan Am Building is not expected to be completed until after the expiration of the sale restriction under the tax protection arrangements, the property does not meet the held for sale criteria of FASB ASC 360 and as a result, is classified as held for use in the accompanying consolidated balance sheets as of December 31, 2016. We will continue to own and operate the property until the completion of the sale.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2016 and 2015, goodwill of our wholly-owned properties amounted to $37.7 million. We wrote off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Revenue Recognition. The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.26 million and $0.02 million for the years ended December 31, 2016 and 2015, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.2 million and $0.3 million, as of December 31, 2016 and 2015, respectively.

We had a total of $1.8 million of lease security available in security deposits, as of December 31, 2016 and 2015.

Income Taxes. We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Management believes that we have distributed a sufficient majority of our taxable income, if any, in the form of dividends and distributions to our stockholders and unit holders. Accordingly, we have not recognized any provision for income taxes.

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

Results of Operations

Our results of operations for the years ended December 31, 2016 and 2015 include the results of our wholly-owned properties (Waterfront Plaza, Davies Pacific Center and Pan Am Building) and our equity in the net earnings (loss) of our unconsolidated joint ventures. Discontinued operations reflects the net results of operations of the Clifford Center property, which was sold in January 2015. The impact on our results of operations from sales of unconsolidated joint venture properties during these periods was not material.

Overview

As of December 31, 2016, our wholly-owned properties were 85.2% leased, with 166,222 square feet available, under a total of 324 leases. As of that date, 16.9% of our leased square footage was scheduled to expire during 2017 and another 11.1% of our leased square footage was scheduled to expire during 2018.

As of December 31, 2015, our wholly-owned properties were 88.0% leased, with 136,236 square feet available, under a total of 327 leases. As of that date, 16.0% of our leased square footage was scheduled to expire during 2016 and another 12.6% of our leased square footage was scheduled to expire during 2017.

The changes in vacant space for our wholly-owned properties for the period from December 31, 2015 to December 31, 2016 are shown below:

Rentable Square Feet
Vacant space available at December 31, 2015	136,236
Leases expired on December 31, 2015	1,665
Expired or terminated during the period	185,510
Square footage adjustments and exclusions(1)	11,804
Total space available for lease	335,215
New leases	22,514
Renewed leases	146,479
Total space leased during the period	168,993
Vacant space available at December 31, 2016	166,222
___________________________

(1)	Includes adjustments for remeasured square footage, right-to-use leases and month-to-month storage leases.

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

Comparison of the year ended December 31, 2016 to
the year ended December 31, 2015 (in thousands)

	2016	2015	$ Change	% Change
Revenue:
Rental	$21,206	$21,066	$140	0.7%
Tenant reimbursements	16,851	16,732	119	0.7%
Parking	6,390	6,020	370	6.1%
Other	330	296	34	11.5%
Total revenue	44,777	44,114	663	1.5%
Expenses:
Rental property operating	25,384	25,677	(293)	(1.1)%
General and administrative	1,744	1,684	60	3.6%
Depreciation and amortization	10,477	10,753	(276)	(2.6)%
Interest	20,917	20,581	336	1.6%
Total expenses	58,522	58,695	(173)	(0.3)%
Loss from continuing operations before equity in net earnings (loss) of unconsolidated joint ventures	(13,745)	(14,581)	836	(5.7)%
Equity in net earnings (loss) of unconsolidated joint ventures	(219)	497	(716)	(144.1)%
Loss from continuing operations	(13,964)	(14,084)	120	(0.9)%
Loss from discontinued operations	—	(180)	180	(100.0)%

Net loss	$(13,964)	$(14,264)	$300	(2.1)%

Revenues

Rental revenue. Total rental revenue increased by $0.1 million, or 0.7%, primarily due to a significant tenant at Waterfront Plaza who leased additional space since the prior year period ($0.1 million) and new leases at Waterfront Plaza which commenced in late 2015 ($0.3 million), partially offset by a decrease in rental revenues at Pan Am Building attributable to a tenant who vacated its leased premises in the prior year period ($0.3 million).

Tenant reimbursements. Total tenant reimbursements increased by $0.1 million, or 0.7%, primarily due to an increase in tenant recoveries for common area maintenance expenses at Waterfront Plaza ($0.4 million) compared to the prior year, primarily offset by decreases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.2 million) and electricity reimbursements at Waterfront Plaza ($0.1 million) compared to the prior year.

Parking revenue. Total parking revenue increased by $0.4 million, or 6.1%, primarily due to increased parking rates at Waterfront Plaza.

Other revenue. Total other revenue increased by an insignificant amount compared to the prior year.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.3 million, or 1.1%, primarily due to decreases in electricity expenses ($0.4 million) at Waterfront Plaza and bad debt expense ($0.2 million) at Waterfront Plaza compared to the prior year period, partially offset by an increase in general excise and real property taxes at Waterfront Plaza ($0.3 million) compared to the prior year period.

General and administrative expense. Total general and administrative expense increased by $0.1 million, or 3.6%, primarily due to increased professional services fees.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $0.3 million, or 2.6%, primarily due to a decrease in depreciation expenses at Davies Pacific Center ($0.3 million) and at Pan Am Building ($0.1 million) as a result of assets being fully depreciated, partially offset by an increase in depreciation expenses at Waterfront Plaza ($0.1 million) due to higher asset depreciation bases as a result of capital improvements to the property.

Interest expense. Total interest expense increased by $0.3 million, or 1.6%, primarily due to increases in loan amortization fees related to the new loan attributable to Davies Pacific Center ($0.2 million), Pan Am Building ($0.3 million) and Waterfront Plaza ($0.3 million) and an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.2 million), partially offset by a decrease in mortgage loan interest expense ($0.7 million) as compared to the prior year period due to a lower interest rate on the new consolidated property loan as compared to the previous individual property loans.

Equity in net earnings (loss) of unconsolidated joint ventures

Equity in net earnings (loss) of unconsolidated joint ventures decreased by $0.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease is primarily attributable to the sale of the Valencia Corporate Center property in September 2015.

Loss from discontinued operations

For the year ended December 31, 2015, discontinued operations reflects a loss recognized on the sale of the Clifford Center property in January 2015 and the net results of operations of the Clifford Center property prior to its sale, as well as post-closing activities since the sale.

Cash Flows

Net cash used in operating activities was $0.6 million for the year ended December 31, 2016 compared to net cash provided by operating activities of $0.7 million for the year ended December 31, 2015. The decrease was primarily the result of an increase in funds deposited to our restricted cash reserve accounts for operating activities ($1.2 million), as compared to the prior year period, pursuant to certain provisions of our new mortgage loan agreement entered into in August 2016.

Net cash used in investing activities was $11.7 million for the year ended December 31, 2016 compared to net cash provided by investing activities of $3.3 million for the year ended December 31, 2015. The decrease was primarily the result of net proceeds from the sale of our Clifford Center property in January 2015 ($8.6 million), an increase in funds deposited to our restricted cash reserve accounts used for capital expenditures ($7.5 million) and a decrease in distributions from our unconsolidated joint ventures ($0.9 million) as compared to the prior year period, partially offset by decreases in capital expenditures ($1.4 million) and leasing commission payments ($0.6 million) as compared to the prior year period.

Net cash provided by financing activities was $9.9 million for the year ended December 31, 2016 compared to net cash used in financing activities of $7.1 million for the year ended December 31, 2015. The increase was primarily due to proceeds from the our new mortgage loan ($280.5 million) and borrowings from a related party ($3.0 million) in the current year period, partially offset by an increase in financing costs ($6.1 million) related to our new mortgage loan as compared to the prior year period and repayments of mortgage debt ($260.3 million) in the current year period.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income. As discussed further below, however, we did not declare dividends on our Class A Common Stock during fiscal 2016 and 2015, and we do not currently expect to declare dividends on our Senior Common Stock or our Class A Common Stock during fiscal 2017.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms. Our primary focus is to preserve and generate cash.

We expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through the first quarter of 2018. Accordingly, in addition to working with the lender of our credit facility and the holders of our promissory notes on amending their terms in order to extend the maturity dates, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements of our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million.

In August 2016, we entered into (1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and (2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. See Note 8 for more discussion on the new loan agreement and Note 12 for more discussion on the contemplated sale of our Pan Am Building.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler Equities, L.P. (“Shidler LP”), a Hawaii limited partnership controlled by Mr. Shidler, in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 9 for more discussion on the new promissory note.

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

Unrestricted and restricted cash on hand

As of December 31, 2016, we had $1.4 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $14.1 million.  A summary of our restricted cash reserves is as follows (in thousands):

December 31, 2016
Leasing and capital expenditure reserves	$8,105
Ground lease reserves	—
Tax, insurance and other working capital reserves	2,166
Collateral accounts	2,002
Tenant security deposits	1,792
Total restricted cash	$14,065

The leasing and capital expenditure, ground lease, tax, insurance and other working capital reserves and collateral accounts are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan. These restricted cash accounts are expected to fund (1) anticipated leasing expenditures (primarily commissions and tenant improvement costs) for existing and prospective tenants, (2) non-recurring capital expenditures, (3) payments for properties subject to ground leases, (4) property taxes and insurance and (5) other obligations. We maintain our tenant security deposits in a separate account at our financial institution.

Net cash flow generated from operations

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging Honolulu office market conditions that we are continuing to experience, increases in interest rates, or the possibility of a downturn or return to recessionary conditions could adversely impact our operating cash flows. Competition to attract and retain high credit-quality tenants remains intense. At the same time, a significant number of our leases at our properties are scheduled to expire over the next several years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions and our cash flows.

Distributions from joint ventures

We are currently partners with third parties in three joint ventures, holding two office properties, comprising four buildings, and a sports club associated with one of the office properties. Distributions from our joint ventures depend significantly on our joint ventures’ ability to generate positive cash flow from their rental operations or the sale of one or more office properties or buildings held by our joint ventures. Our joint ventures’ ability to successfully manage the operations or identify, negotiate and close sale transactions on acceptable terms or at all is uncertain. Distributions received from our joint ventures amounted to an insignificant amount for the year ended December 31, 2016 and $0.9 million for the year ended December 31, 2015.

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

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to a third party buyer for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018. See Note 8 for more discussion on the new loan agreement and Note 12 for the contemplated sale of our Pan Am Building.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts. As of December 31, 2016, we had cash reserves of $8.1 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $2.4 million and other projected obligations of $7.1 million through 2017.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the year ended December 31, 2016
	New Leases	Renewed Leases	Total Leases
Square feet	22,514	146,479	168,993
Tenant improvement costs per square foot(1)	$11.36	$4.36	$5.30
Leasing commission costs per square foot	7.38	2.83	3.44
Total tenant improvement and leasing commission costs	$18.74	$7.19	$8.74
___________________________

(1)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of December 31, 2016, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $299.7 million and our unsecured promissory notes with a carrying value of $32.4 million) was $332.1 million, with a weighted average interest rate of 4.96% and a weighted average remaining term of 2.33 years. See “Indebtedness” below for additional information with respect to our consolidated debt.

Our revolving credit facility and promissory notes payable to certain current and former affiliates are scheduled to mature on December 31, 2017. Although the lenders have agreed to extend the maturity date of the credit facility and promissory notes in the past, there can be no assurance that they will continue to do so in the future. If we are unable to successfully extend any of this debt, our obligations with respect to this debt represent significant near-term cash requirements.

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

We did not declare a dividend on our Class A Common Stock during 2016, and do not currently expect to declare a dividend on our Class A Common Stock in 2017. Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2016, and does not expect to do so for 2017. As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to pay dividends or other distributions on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

For each of the years ended December 31, 2016 and 2015, we paid an aggregate of $0.9 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock (which amounted to $3.3 million in aggregate as of December 31, 2016) will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

At December 31, 2016, the cumulative unpaid distributions attributable to Preferred Units were $13.6 million, which we do not anticipate to pay in 2017.

We do not currently expect that we will be able to resume the payment of dividends (including dividends on our Senior Common Stock) in the foreseeable future. Our ability to pay dividends or other distributions in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors.”

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to our borrowings with respect to our consolidated property loan and our revolving line of credit as of December 31, 2016:

	Amount	Maturity Date
Consolidated property loan(1)	$279,885	8/11/2019
Revolving line of credit(2)	25,000	12/31/2017
Outstanding principal balance	304,885
Less: unamortized deferred loan fees, net	(5,186)
Mortgage and other loans, net	$299,699
 ___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement. The loan may be prepaid in whole prior to its maturity date, subject to a spread maintenance prepayment premium and by providing a 30-day prepayment notice and complying with certain prepayment conditions. As of December 31, 2016, the applicable One-Month LIBOR Rate was 0.655%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of December 31, 2016, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

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

In connection with the new loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with Venture. See Note 10 for more discussion on the tax protection arrangements. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the new loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2017. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of December 31, 2016 and 2015, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At December 31, 2016 and 2015, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million and $29.4 million, respectively.

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

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for the promissory note is the earlier of (i) December 31, 2017 and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under its indemnification agreement with Shidler LP relating to the security pledged by Shidler LP in support of the FHB Credit Facility.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership and (except for the September 2016 note) are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through December 31, 2016, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At December 31, 2016 and 2015, $19.1 million and $15.6 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on these criteria.

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

Information Regarding Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers (neither of whom are directors), based on information furnished to us by each director and executive officer as of February 2017. Each executive officer holds office until the regular meeting of the board of directors following the next annual meeting of stockholders and until his or her successor is duly elected and qualifies or until his or her earlier resignation or removal.

Directors

Jay H. Shidler, 70, has been Chairman of our board of directors since March 2008. Mr. Shidler is the founder and Managing Partner of The Shidler Group, a national real estate investment firm. Since forming The Shidler Group in 1972, Mr. Shidler and his affiliates have acquired and managed over 2,000 properties in 40 states and Canada. Mr. Shidler has founded and has been the initial investor in numerous public and private companies. In addition to the Company, these include three other public REITs - TriNet Corporate Realty Trust, Inc. (formerly NYSE: TRI), now part of iStar Financial; First Industrial Realty Trust, Inc. (NYSE: FR), and Corporate Office Properties Trust (NYSE: OFC). Mr. Shidler served as Chairman of the board of trustees of Corporate Office Properties Trust from October 1997 through May 2013 and as a trustee until May 2014. Mr. Shidler also served as Chairman of the board of directors of First Industrial Realty Trust, Inc. from 1993 through January 2009, and as a director until May 2010. Mr. Shidler is an active supporter of a number of educational, cultural and charitable organizations. He received a bachelor’s degree in business administration from the University of Hawaii. In honor of Mr. Shidler, in 2006, the University of Hawaii renamed its business school the Shidler College of Business.

We believe that Mr. Shidler’s demonstrated board leadership, significant expertise in the field of real estate investment and finance and his experience with public REITs is invaluable to us, and highly qualifies him as a member of our board of directors.

Michael W. Brennan, 60, has been a member of our board of directors since March 2008. Since January 2010, Mr. Brennan has served as Chairman of Brennan Investment Group, LLC, a group specializing in industrial properties. From 1999 to 2008, Mr. Brennan served as President, Chief Executive Officer and a member of the board of directors of First Industrial Realty Trust, Inc. (NYSE: FR) and from 1994, the year he co-founded First Industrial, to 1999, he served as its Chief Operating Officer and Chief Acquisitions Officer. Mr. Brennan joined The Shidler Group as its principal acquisitions executive in 1986 and was named partner of its Mid-West region in 1988. He began his career as an investment specialist with CB Commercial (now CB Richard Ellis Group, Inc.), a commercial real estate brokerage firm. Mr. Brennan has orchestrated more than $12 billion in industrial real estate transactions in the course of his 30-year career and is considered an industry expert, having appeared on CNBC, CNNfn and Bloomberg Television. In May 2009, Mr. Brennan was appointed Executive Director of the James A. Graaskamp School of Real Estate at the University of Wisconsin. From 2005 to 2009, Mr. Brennan served as a director of Strategic Hotels & Resorts, Inc. (NYSE: BEE). He holds a bachelor’s degree in finance from the University of Notre Dame.

We believe that Mr. Brennan’s experience in acquiring and operating commercial real estate, and experience with a public REIT, including as Chief Executive Officer and a director of First Industrial Realty Trust, Inc., adds valuable insight to our board and highly qualifies him as a member of our board of directors.

Executive Officers

Lawrence J. Taff, 59, has served as our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and as President of our Advisor, since March 2012. Prior to that, Mr. Taff served as our Executive Vice President since January 2009. Mr. Taff has been a partner of The Shidler Group since 1995, responsible for overseeing financial management and property operations in Hawaii. Mr. Taff began his career with Arthur Andersen LLP in 1980. Rising to the position of Tax

Partner in 1993, he was responsible for real estate consulting as well as tax compliance and consulting. Mr. Taff received a bachelor’s degree in accounting from California Polytechnic University, Pomona and is a certified public accountant.

Kimberly F. Aquino, 52, has served as our Vice President and Corporate Secretary, and as Vice President and Corporate Secretary of our Advisor, since March 2012. Prior to that, Ms. Aquino served as our Corporate Secretary since February 2011. She also served in that capacity from March 2008 to May 2009. Ms. Aquino has been a managing partner of The Shidler Group since 2013 and a partner since 2009 and has served in various capacities in The Shidler Group since 1991, most recently as Senior Vice President from 2004 to 2009 and Assistant Vice President and Vice President from 1995 to 2004. Prior to joining The Shidler Group, Ms. Aquino managed the national and international referral network at a large real estate brokerage firm.

Corporate Governance - Board of Directors

We are externally advised by Shidler Pacific Advisors, LLC, referred to as Shidler Pacific Advisors or our Advisor, an entity that is owned and controlled by Jay H. Shidler, our Chairman of the Board. Our day-to-day operations are managed by Shidler Pacific Advisors under the ultimate oversight and direction of our board of directors. The board reviews management’s strategy, approves and implements governance policies, monitors its own performance and the performance of top management, and provides oversight of financial reporting and legal compliance.

Our board of directors is currently comprised of two directors. In light of its small size, our board has determined that it is appropriate for the board of directors as a whole to fulfill the functions typically delegated to committees. As such, we do not have an audit committee (or an audit committee financial expert serving on such committee), a compensation committee or a nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

To the best of the Company’s knowledge and based solely on written representations that no reports were required, no officers, directors or greater than 10% beneficial owners failed to file, on a timely basis, any Forms 3, 4 or 5 during the year ended December 31, 2016.

Code of Business Conduct and Ethics

Our directors, officers and employees (if any) are governed by the Company’s code of business conduct and ethics, which is available on our website at http://www.pacificofficeproperties.com and in print free of charge to any stockholder that requests it. Amendments to, or waivers from, a provision of the code of business conduct and ethics will be posted to the Company’s website promptly following the date of the amendment or waiver.

ITEM 11.  -  EXECUTIVE COMPENSATION

2016 Director Compensation

In 2016, our directors were entitled to an annual fee of $45,000. Mr. Shidler waived his annual fee. We do not pay meeting fees to our directors, although our directors are entitled to reimbursement for reasonable out-of-pocket costs incurred in connection with their services as directors. Neither of the directors named in the table below held any outstanding equity awards as of December 31, 2016.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jay H. Shidler	—	—	—	—	—	—	—
Michael W. Brennan	$45,000	—	—	—	—	—	$45,000

Executive Officer Compensation

We are externally advised by Shidler Pacific Advisors and have no employees of our own. We do not, and did not at any time during the years ended December 31, 2016 or 2015, compensate our executive officers for their service in such capacity, and we do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers.

In accordance with our Advisory Agreement with Shidler Pacific Advisors, Shidler Pacific Advisors manages, operates and administers our day-to-day operations, business and affairs, for which it receives a management fee and is entitled to certain other fees. Our executive officers are officers of Shidler Pacific Advisors and are compensated by Shidler Pacific Advisors. See “Certain Relationships and Related Transactions” in Part III, Item 13 below for a discussion of fees and expenses paid to Shidler Pacific Advisors.

Outstanding Equity Awards at Fiscal Year-End 2016

Neither of our executive officers held any outstanding equity awards at December 31, 2016. We do not currently, and did not as of December 31, 2016, have an equity compensation plan for the benefit of our directors, our executive officers or employees of Shidler Pacific Advisors.

Indemnification of Directors and Officers

Our charter and the partnership agreement of our Operating Partnership provide for indemnification of our directors and officers against liabilities to the fullest extent permitted by applicable law. If a director or officer is a party, or is threatened to be made a party, to any proceeding by reason of such director’s or officer’s status as a director or officer, we must indemnify such director or officer for all expenses and liabilities actually and reasonably incurred by him or her, or on his or her behalf, unless it has been established that:

•	the act or omission of the director or officer was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty;

•	the director or officer received an improper personal benefit in money, property or services; or

•	in the case of a criminal proceeding, the director or officer had reasonable cause to believe his or her conduct was unlawful.

In the event of any amendment to the Maryland General Corporation Law, or MGCL, permitting us to provide broader indemnification rights than are currently set forth in our charter, such rights would be provided to the fullest extent required or permitted by the MGCL as so amended. Any amendment of the partnership agreement of our Operating Partnership related to the indemnification of our directors and officers will be prospective only and will not affect our existing indemnification obligations to our directors or officers.

ITEM 12.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership and voting power of all of our Class A Common Stock as of March 22, 2017, by: (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each person who we know to own beneficially more than 5% of our Class A Common Stock. As of March 22, 2017, none of our directors or executive officers owns any shares of Senior Common Stock or Class B Common Stock. To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

	Shares Beneficially Owned(3)				Number of Limited Partnership Units Representing Economic Interests(5)
Name and Address(2)	Number of Shares of Class A Common Stock		Percent of Class	Percent of Total Voting Power(4)
Jay H. Shidler	46,921,043	(6)	19.0%	89.3%	18,657,829
Michael W. Brennan	26,109		(1)	(1)	133,514
Lawrence J. Taff	188,247		4.8%	(1)	4,477,052
Kimberly F. Aquino	—		—	—	330,989
All directors and executive officers as a group (four persons)(7)	47,135,399		24.4%	89.7%	23,599,384
James C. Reynolds	477,004	(8)	12.1%	(1)	10,827,368
Matthew J. Root	198,247	(9)	5.0%	(1)	4,502,589
___________________________

(1)	Less than 1%.

(2)	Unless otherwise indicated, the address for each listed person is c/o Pacific Office Properties Trust, Inc., 841 Bishop Street, Suite 1700, Honolulu, Hawaii 96813.

(3)
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 and generally includes securities that a person has the right to acquire within 60 days.

(4)
Based on a total of 3,941,142 shares of Class A Common Stock, 100 shares of Class B Common Stock, 2,410,839 shares of Senior Common Stock and one share of Proportionate Voting Preferred Stock outstanding as of March 22, 2017. In calculating the percentage of total voting power, the voting power of shares of Class A Common Stock (one vote per share), Class B Common Stock (one vote per share), Senior Common Stock (one vote per share) and Proportionate Voting Preferred Stock (one vote for each share of Class A Common Stock for which the Common Units and Preferred Units held by POP Venture, LLC, referred to as Venture, could be exchanged, or 46,173,693 votes) has been aggregated.

(5)
The number of units reported reflects each listed person’s indirect economic interests in units of our Operating Partnership held by Venture. Such interests are held by such listed person through indirect membership interests in Venture and for which such listed person, except for Mr. Shidler, exercises no voting power or investment power.

(6)
Includes 747,350 shares of Class A Common Stock held indirectly by Mr. Shidler and 46,173,693 shares of Class A Common Stock represented by the Common Units and Preferred Units held by Venture, which is controlled by Mr. Shidler, and for which the Common Units and Preferred Units would be exchangeable absent any restrictions currently placed on such exchange. The percentage reported under “Percent of Class” does not reflect the 46,173,693 shares of Class A Common Stock represented by the Common Units and Preferred Units, as referenced above. Pursuant to a Schedule 13D/A filed with the SEC on October 5, 2009, Mr. Shidler, Shidler Equities L.P., a Hawaii limited partnership (“Shidler LP”), and Shidler Equities Corp., a Hawaii corporation (“Shidler Corp.” and collectively, with Mr. Shidler and Shidler LP, “Shidler”) have sole voting and sole dispositive power over 747,350 shares of Class A Common Stock.

(7)
Includes 46,173,693 shares of Class A Common Stock represented by the Common Units and Preferred Units held by Venture, which is controlled by Mr. Shidler, and into which the Common Units and Preferred Units would be exchangeable absent any restrictions currently placed on such exchange.

(8)
Information based on a Schedule 13G/A filed with the SEC on October 2, 2009, by James C. Reynolds, Reynolds Partners, L.P., a Hawaii limited partnership (“Reynolds Partners”) of which the general partner is JC Reynolds, LLC, a Hawaii limited liability company of which Mr. Reynolds is the managing member, and The James C. Reynolds Revocable Living Trust, under a Trust Agreement dated May 25, 1982 for The James C. Reynolds Revocable Living Trust (the “Reynolds Trust”), of which Mr. Reynolds is the trustee. The Schedule 13G/A states that Mr. Reynolds has sole voting and sole dispositive power over 200,504 shares of Class A Common Stock held by Reynolds Partners and 276,500 shares of Class A Common Stock held by the Reynolds Trust. Mr. Reynolds’s address is c/o Parallel Capital Partners, Inc., 4105 Sorrento Valley Boulevard, San Diego, CA 92121.

(9)
Information based on a Schedule 13D filed with the SEC on October 5, 2009. Includes 98,247 shares of Class A Common Stock held directly by MJR Equities, LLC, of which Mr. Root is the managing member, and 100,000 shares of Class A Common Stock held by a trust of which Mr. Root is the trustee. Mr. Root disclaims beneficial ownership of the 100,000 shares held by this trust. Mr. Root’s minor children are the beneficiaries of the Root Family Investment Trust, an irrevocable trust that owns an additional 90,000 shares of Class A Common Stock; Mr. Root does not have investment or voting control over these shares. Mr. Root’s address is c/o Parallel Capital Partners, Inc., 4105 Sorrento Valley Boulevard, San Diego, CA 92121.

ITEM 13.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler, our Chairman of the Board. Under our Advisory Agreement with Shidler Pacific Advisors, Shidler Pacific Advisors is responsible for the day-to-day operation and management of the Company and the Operating Partnership in accordance with guidelines established by our board of directors.

For performing services under the Advisory Agreement, during the years ended December 31, 2016 and 2015, Shidler Pacific Advisors was entitled to:

•	a corporate management fee of $175,000 per quarter, which was payable in arrears on a quarterly basis; and

•	real property asset management and related fees for performing real property management and related services for the Company.

Real property asset management and related fees payable are required to be based on the prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located, and must be approved by a majority of our directors who are not employees of the Company or Shidler Pacific Advisors. The Advisory Agreement is terminable by either party on 90 days’ notice.

The fees that were earned by Shidler Pacific Advisors, as described above, are summarized in the table below (in thousands):

	For the year ended December 31,
	2016	2015
Property management(1)	$2,004	$1,896
Corporate management	700	700
Construction management and other	125	198
Total	$2,829	$2,794
___________________________

(1)	Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.5% to 3.0%), plus the payroll costs of on-site employees.

Shidler Pacific Advisors leased space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.6 million for each of the years ended December 31, 2016 and 2015. At December 31, 2016, we owed Shidler Pacific Advisors $0.7 million.

Unsecured Notes Payable to Current and Former Related Persons

We have outstanding promissory notes in the aggregate principal amount of $32.4 million payable by the Operating Partnership to certain current and former related persons.

In 2008, we issued promissory notes in the aggregate principal amount of $21.1 million as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us as part of our formation transactions in 2008. These promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. These promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but we elected to extend maturity for one additional year. The maturity date of these promissory notes has subsequently been extended to be coterminous with the maturity of the promissory note issued in September 2016 (as described below).

Based on their respective ownership in the entities holding these promissory notes, the aggregate principal amount attributable to each of Messrs. Shidler (our Chairman of the Board), James C. Reynolds (who beneficially owns approximately 12% of our Class A Common Stock), James R. Ingebritsen (our former Chief Executive Officer), Matthew J. Root (our former Chief Investment Officer) and Lawrence J. Taff (our current Chief Executive Officer and Chief Financial Officer) was $6.8 million, $6.1 million, $2.7 million, $2.7 million and $2.0 million, respectively. Interests in the remaining $0.8 million are held by entities controlled by Mr. Reynolds.

In February 2014, we issued promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. The notes were issued to the following persons or to entities controlled by such persons in the following principal amounts: Mr. Shidler ($2.0 million), Mr. Taff ($1.1 million), Mr. Reynolds ($2.7 million), Mr. Ingebritsen ($1.3 million) and Mr. Root ($1.3 million). These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of these promissory notes has subsequently been extended to be coterminous with the maturity of the promissory note issued in September 2016 (as described below).

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The maturity date for this promissory note is the earlier of (i) December 31, 2017 and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under its indemnification agreement with Shidler LP relating to the security pledged by Shidler LP in support of the existing credit facility with First Hawaiian Bank (described below).

The maturity of the Operating Partnership’s outstanding promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of our common stock, the sale of all or substantially all of our assets or our merger or consolidation with another entity. The promissory notes are unsecured obligations of the Operating Partnership and (except for the September 2016 note) are subordinated to the Operating Partnership’s existing credit facility with First Hawaiian Bank as well as the Operating Partnership’s indemnification obligations to Shidler LP in connection with security pledged by Shidler LP in support of the existing credit facility.

For the period from March 20, 2008 through December 31, 2016, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to a portion of the notes exchanged for Class A Common Stock in 2009. At December 31, 2016, accrued and unpaid interest on these promissory notes totaled $19.1 million.

Indemnification Agreements

As security for the Operating Partnership’s credit agreement with First Hawaiian Bank, Shidler LP pledged to First Hawaiian Bank a certificate of deposit in the principal amount of $25 million. As a condition to the pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge. In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by First Hawaiian Bank and applied to the payment of principal, interest and/or charges under the credit agreement, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP. Pursuant to the indemnification agreement, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $25 million principal amount of the certificate of deposit. During each of the years ended December 31, 2016 and 2015, we recognized $0.5 million to Shidler LP pursuant to this agreement. As of December 31, 2016, we have accrued approximately $0.4 million of interest payments owed to Shidler LP for this annual fee.

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

Director Independence

Our board is comprised of two directors, Messrs. Shidler and Brennan, one of whom - Mr. Brennan - is an “independent” director under the listing standards of the NYSE MKT.

ITEM 14.  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following table sets forth the aggregate fees billed to us by our principal accountant, Ernst & Young LLP, for professional services rendered on behalf of the Company and its subsidiaries for fiscal years 2016 and 2015, as well as all out-of-pocket costs incurred in connection with these services (amounts in thousands):

	For the year ended December 31,
	2016	2015
Audit Fees	$352	$341
Tax Fees	136	145
Total	$488	$486

Audit fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s quarterly reports. Tax fees consist primarily of fees for tax return preparation.

Pre-Approval Policies and Procedures

The Company’s board of directors, which serves as the audit committee, reviews the scope and extent of all audit and non-audit services to be provided by our independent registered public accounting firm and reviews and pre-approves all fees to be charged for such services. In pre-approving services to be provided by the independent auditors, the board of directors considers whether such services are consistent with applicable rules regarding auditor independence. All fees set forth in the table above were pre-approved by the board of directors.

PART IV

ITEM 15.  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) and (2) Consolidated Financial Statements

Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm Ernst & Young LLP	F-1
Consolidated Balance Sheets of the Company as of December 31, 2016 and December 31, 2015	F-2
Consolidated Statements of Operations of the Company for the years ended December 31, 2016 and December 31, 2015	F-3
Consolidated Statements of Equity (Cumulative Deficit) of the Company for the years ended December 31, 2016 and December 31, 2015	F-4
Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2016 and December 31, 2015	F-6
Notes to Consolidated Financial Statements	F-8

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

Exhibit No.	Description
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

4.2
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
10.30
Second Amendment to Subordinated Promissory Notes, dated as of December 31, 2015, among Pacific Office Properties, L.P. and the holders named therein (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 11, 2016 (File No. 001-09900) and incorporated herein by reference).

10.31
Fourth Amendment to Loan Documents (2015), dated December 31, 2015, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 11, 2016 (File No. 001-09900) and incorporated herein by reference).

10.32
Fourth Amendment to Indemnification Agreement, dated as of December 31, 2015, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 11, 2016 (File No. 001-09900) and incorporated herein by reference).

10.33
Third Amendment to Subordinated Promissory Notes, dated as of September 30, 2016, among Pacific Office Properties, L.P. and the holders named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2016 (File No. 001-09900) and incorporated herein by reference).

10.34
Loan Agreement, dated August 11, 2016, among Davies Pacific, LLC, Pan Am I, LLC, Pan Am II, LLC, Pan Am III, LLC, Pan Am IV, LLC, Waterfront A, LLC, Waterfront B, LLC, Waterfront C, LLC, Waterfront D, LLC, Waterfront E, LLC, Goldman Sachs Specialty Lending Group, L.P., Don Quijote (USA) Co., Ltd., Don Quijote Holdings Co., Ltd., and Special Situations Investing Group II, LLC (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016 (File No. 001-09900) and incorporated herein by reference).

10.35
Purchase and Sale Agreement, dated August 11, 2016, among Pan Am I, LLC, Pan Am II, LLC, Pan Am III, LLC, Pan Am IV, LLC and Don Quijote (USA) Co., Ltd. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016 (File No. 001-09900) and incorporated herein by reference).

10.36
Indemnification Agreement, dated as of August 11, 2016, between Pacific Office Properties, L.P. and Jay H. Shidler. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016 (File No. 001-09900) and incorporated herein by reference).

10.37	Fifth Amendment to Loan Documents (2016), dated December 30, 2016, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (Filed herewith.)

10.38	Fifth Amendment to Indemnification Agreement, dated as of December 31, 2016, between Pacific Office Properties, L.P. and Shidler Equities L.P. (Filed herewith).

21.1	Subsidiaries of Pacific Office Properties Trust, Inc. (Filed herewith.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Furnished herewith.)

ITEM 16.  -  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	March 23, 2017	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Taff	Chief Executive Officer and Chief Financial Officer	March 23, 2017
Lawrence J. Taff	(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

/s/ Jay H. Shidler	Chairman of the Board	March 23, 2017
Jay H. Shidler

/s/ Michael W. Brennan	Director	March 23, 2017
Michael W. Brennan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pacific Office Properties Trust, Inc.
We have audited the accompanying consolidated balance sheets of Pacific Office Properties Trust, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity (cumulative deficit) and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Office Properties Trust, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects that funds from operations, including existing cash on hand, will be insufficient to meet its working capital requirements and capital and tenant improvements obligations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Honolulu, Hawaii
March 23, 2017

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Investments in real estate, net	$192,016	$197,860
Cash and cash equivalents	1,431	3,817
Restricted cash	14,065	4,465
Rents and other receivables, net	928	971
Deferred rents	3,984	3,690
Intangible assets, net	5,261	5,988
Prepaid expenses	1,173	260
Goodwill	37,665	37,665
Investments in unconsolidated joint ventures	812	913
Total assets	$257,335	$255,629

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$299,699	$290,720
Unsecured notes payable to current and former related parties	32,433	29,433
Accounts payable and other liabilities	45,277	40,797
Accrued interest payable to current and former related parties (Note 9)	19,091	15,627
Acquired below-market leases, net	3,010	3,242
Total liabilities	399,510	379,819

Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at December 31, 2016 and 2015	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of December 31, 2016 and 2015) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at December 31, 2016 and 2015	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at December 31, 2016 and 2015	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at December 31, 2016 and 2015	—	—
Additional paid-in capital	110	110
Cumulative deficit	(178,817)	(174,888)
Total stockholders’ equity (deficit)	(157,063)	(153,134)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(112,380)	(98,324)
Total equity (deficit)	(142,175)	(124,190)
Total liabilities and equity (deficit)	$257,335	$255,629

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the year ended December 31,
	2016	2015
Revenue
Rental	$21,206	$21,066
Tenant reimbursements	16,851	16,732
Parking	6,390	6,020
Other	330	296
Total revenue	44,777	44,114
Expenses
Rental property operating	25,384	25,677
General and administrative	1,744	1,684
Depreciation and amortization	10,477	10,753
Interest	20,917	20,581
Total expenses	58,522	58,695

Loss from continuing operations before equity in net earnings (loss) of unconsolidated joint ventures	(13,745)	(14,581)
Equity in net earnings (loss) of unconsolidated joint ventures	(219)	497
Loss from continuing operations	(13,964)	(14,084)
Loss from discontinued operations	—	(180)
Net loss	(13,964)	(14,264)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(2,273)	(2,273)
Common unitholders in the Operating Partnership	14,056	14,291
Net loss attributable to non-controlling interests	11,783	12,018

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(2,181)	(2,246)
Dividends paid and accrued on Senior Common Stock	(1,748)	(1,748)
Net loss attributable to common stockholders	$(3,929)	$(3,994)

Loss per common share:
Loss from continuing operations	$(1.00)	$(1.00)
Loss from discontinued operations	—	(0.01)
Net loss per common share - basic and diluted	$(1.00)	$(1.01)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit) (in thousands, except share and unit data)

	For the year ended December 31,
	2016	2015
Common Stock
Balance at beginning of period	$185	$185
Balance at end of period	$185	$185

Senior Common Stock
Balance at beginning of period	$21,459	$21,459
Balance at end of period	$21,459	$21,459

Additional Paid-In Capital
Balance at beginning of period	$110	$110
Balance at end of period	$110	$110

Cumulative Deficit
Balance at beginning of period	$(174,888)	$(170,894)
Net loss	(2,181)	(2,246)
Distributions	(1,748)	(1,748)
Balance at end of period	$(178,817)	$(174,888)

Total Stockholders’ Equity (Cumulative Deficit)
Balance at beginning of period	$(153,134)	$(149,140)
Net loss	(2,181)	(2,246)
Distributions	(1,748)	(1,748)
Balance at end of period	(157,063)	(153,134)
Non-Controlling Interests
Balance at beginning of period	28,944	43,235
Net loss	(11,783)	(12,018)
Distributions	(2,273)	(2,273)
Balance at end of period	14,888	28,944
Total Equity (Deficit)	$(142,175)	$(124,190)

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit), continued (in thousands, except share and unit data)

	For the year ended December 31,
	2016	2015
Common Units
Balance at beginning of period	14,101,004	14,101,004
Balance at end of period	14,101,004	14,101,004

Preferred Units
Balance at beginning of period	4,545,300	4,545,300
Balance at end of period	4,545,300	4,545,300

Shares of Common Stock (Class A and Class B)
Balance at beginning of period	3,941,242	3,941,242
Balance at end of period	3,941,242	3,941,242

Shares of Senior Common Stock
Balance at beginning of period	2,410,839	2,410,839
Balance at end of period	2,410,839	2,410,839

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2016	2015
Operating activities
Net loss	$(13,964)	$(14,264)
Loss from discontinued operations	—	(180)
Loss from continuing operations	(13,964)	(14,084)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities - continuing operations:
Depreciation and amortization	10,477	10,753
Gain on the sale of property	(55)	—
Deferred rent	(264)	(58)
Deferred ground rents	1,241	2,041
Interest amortization and interest accrued on related party notes	4,695	3,234
Below-market lease amortization	(232)	(232)
Equity in net (earnings) loss of unconsolidated joint ventures	219	(497)
Bad debt expense	15	156
Changes in operating assets and liabilities:
Restricted cash for operating activities	(2,000)	(805)
Rents and other receivables	(2)	(360)
Other assets	(913)	571
Accounts payable and other liabilities	206	120
Net cash (used in) provided by operating activities - continuing operations	(577)	839
Net cash used in operating activities - discontinued operations	—	(135)
Net cash (used in) provided by operating activities	(577)	704

Investing activities
Additions to and improvement of real estate	(3,425)	(4,777)
Distributions from unconsolidated joint ventures	25	875
Contributions to unconsolidated joint ventures	(143)	(10)
Net sales proceeds from the sale of property	111	8,552
Payment of leasing commissions	(654)	(1,213)
Change in restricted cash used for capital expenditures	(7,600)	(108)
Net cash (used in) provided by investing activities	(11,686)	3,319

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands)

	For the year ended December 31,
	2016	2015

Financing activities
Repayment of mortgage notes payable	(266,615)	(6,295)
Proceeds from mortgage notes payable	280,500	—
Borrowing from related party	3,000	—
Security deposits	(45)	59
Financing costs	(6,089)	—
Senior Common Stock dividends	(874)	(874)
Net cash provided by (used in) financing activities	9,877	(7,110)

Decrease in cash and cash equivalents	(2,386)	(3,087)
Cash and cash equivalents at beginning of period	3,817	6,904
Cash and cash equivalents at end of period	$1,431	$3,817

Supplemental cash flow information
Interest paid	$16,268	$17,386

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$3,147	$3,147
Change in accrued capital expenditures	$(117)	$164

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

Through our Operating Partnership, as of December 31, 2016, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in three joint ventures holding two office properties, comprising four buildings and 0.8 million rentable square feet, and a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%. As of December 31, 2016, our Property Portfolio included office buildings in Honolulu and Phoenix.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $14.0 million and $14.3 million for the years ended December 31, 2016 and 2015, respectively, and have incurred cumulative net losses since inception of $243.0 million. At December 31, 2015, there was substantial doubt about our ability to continue as a going concern since we did not have any committed financing sources available to refinance our mortgage loans that were scheduled to mature in 2016. We alleviated this concern in August 2016, when we entered into a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature in 2016. However, as of

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

December 31, 2016, we expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through the first quarter of 2018. This condition raises substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon (1) extending the maturity dates of our credit facility and promissory notes which are currently scheduled to mature on December 31, 2017, and (2) raising additional capital on acceptable terms or generating sufficient cash flow to continue operations. No assurance can be given that we will be successful in these efforts. In addition to working with the lender of our credit facility and the holders of our promissory notes on amending their terms in order to extend the maturity dates, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements of our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern. We believe that our actions presently being taken to implement our strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that we will be successful in these efforts.

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

We expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through the first quarter of 2018. Accordingly, in addition to working with the lender of our credit facility and the holders of our promissory notes on amending their terms in order to extend the maturity dates, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements of our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

In January 2015, we completed the sale of our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party. The net proceeds from the sale of the Clifford Center property, after repaying the related mortgage loans and transaction-related expenses, were approximately $2.1 million.

In August 2016, we entered into (1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and (2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with POP Venture, LLC. See Note 8 for more discussion on the new loan agreement, Note 12 for more discussion on the contemplated sale of our Pan Am Building and Note 10 for more discussion on the tax protection arrangements.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler Equities, L.P. (“Shidler LP”), a Hawaii limited partnership controlled by Mr. Shidler, in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 9 for more discussion on the new promissory note.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts. As of December 31, 2016, we had cash reserves of $8.1 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $2.4 million and other projected obligations of $7.1 million through 2017.

As of December 31, 2016, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $299.7 million and our unsecured promissory notes with a carrying value of $32.4 million) was $332.1 million, with a weighted average interest rate of 4.96% and a weighted average remaining term of 2.33 years.

As of December 31, 2016, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2017. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $32.4 million (together with accrued and unpaid interest of $19.1 million) scheduled to mature the earlier of (i) December 31, 2017 and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under its indemnification agreement with Shidler LP relating to the security pledge by Shidler LP in support of our revolving credit facility.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for each of the years ended December 31, 2016 and 2015.

Investments in Unconsolidated Joint Ventures

Our investments in joint ventures are accounted for under the equity method of accounting because we exercise significant influence over, but do not control, our joint ventures. Our joint venture partners have substantive participating

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of December 31, 2016, our maximum exposure to loss with respect to this arrangement is limited to the $0.8 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for each of the years ended December 31, 2016 and 2015.

Discontinued Operations

The revenue, expenses, impairment and/or gain or loss on sale of operating properties that meet the applicable criteria of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity are reported as discontinued operations in the consolidated statement of operations. A gain on sale, if any, is recognized in the period the property is disposed of.

In determining whether to report the results of operations, impairment and/or gain or loss on sale of operating properties as discontinued operations, we evaluate whether the property that has been disposed of by sale, disposed of other than by sale or is classified as held for sale represents a strategic shift that has or will have a major effect on our operations and financial results. A strategic shift could include the disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity.

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale Subsections of FASB ASC 360, Property, Plant and Equipment, are met, including when we receive cash deposits towards the purchase of our properties. At that time, we present the non-cash assets and liabilities of the property held for sale separately in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. In January 2015, we completed the sale of the Clifford Center

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

property, and accordingly, the associated assets and liabilities had been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the year ended December 31, 2015 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with POP Venture, LLC. See Note 10 for more discussion on the tax protection arrangements. Because the sale of the Pan Am Building is not expected to be completed until after the expiration of the sale restriction under the tax protection arrangements, the property does not meet the held for sale criteria of FASB ASC 360 and as a result, is classified as held for use in the accompanying consolidated balance sheets as of December 31, 2016. We will continue to own and operate the property until the completion of the sale.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2016 and 2015, goodwill of our wholly-owned properties amounted to $37.7 million. We wrote off approximately $1.4 million of goodwill associated with the sale of the Clifford Center property in January 2015.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.26 million and $0.02 million for the years ended December 31, 2016 and 2015, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

Capitalized below-market lease amounts are amortized as an increase to rental revenue over the remaining initial non-cancellable lease terms plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.2 million and $0.3 million, as of December 31, 2016 and 2015, respectively.

We had a total of $1.8 million of lease security available in security deposits, as of December 31, 2016 and 2015.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Diluted EPS is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares that would have been outstanding for the period, assuming the issuance of common shares for all potentially dilutive common shares outstanding during such period.

Income Taxes

We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Management believes that we have distributed a sufficient majority of our taxable income, if any, in the form of dividends and distributions to our stockholders and unit holders. Accordingly, we have not recognized any provision for income taxes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 establishes that companies may recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements or disclosures since a significant portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on when and how entities should assess their ability to continue as a going concern and related footnote disclosures. Under ASU 2014-15, management is required to perform annual and interim assessments of an entity’s ability to continue as a going concern within one year after the financial statement issuance date. Certain disclosures are required if there are conditions present that raise substantial doubt about an entity’s ability to continue as a going concern during this period. This pronouncement is effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted this standard on December 31, 2016. The adoption of this pronouncement did not have a material effect on our consolidated financial statements. See Note 1 for discussion on our ability to continue as a going concern.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification; Section B - Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; and Section C - Background Information and Basis for Conclusions (“ASU 2016-02”). ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We believe the adoption of this standard will not have a material impact for leases where we are the lessor. However, for leases where we are the lessee, as with our Waterfront Plaza ground lease, we believe the adoption of this standard will have a material impact on our consolidated balance sheets since we will be required to recognize a right-of-use asset and lease liability for this lease. Our evaluation on the impact of adopting the new leases standard on our consolidated financial statements is still ongoing.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force) (“ASU 2016-18”). ASU No. 2016-18 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of ASU 2016-18 as of its issuance is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

3.    Investments in Real Estate, net

Our investments in real estate, net, are summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Land and land improvements	$33,763	$33,819
Building and building improvements	201,031	196,168
Tenant improvements	33,946	32,389
Construction in progress	1,301	5,263
Furniture, fixtures and equipment	1,391	1,377
Investments in real estate	271,432	269,016
Less: accumulated depreciation	(79,416)	(71,156)
Investments in real estate, net	$192,016	$197,860

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.    Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, are summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Acquired leasing commissions:
Gross amount	$7,156	$7,499
Accumulated amortization	(4,101)	(4,073)
Acquired leasing commissions, net	3,055	3,426

Acquired leases in place:
Gross amount	5,271	5,290
Accumulated amortization	(5,164)	(5,175)
Acquired leases in place, net	107	115

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(9,058)	(8,776)
Acquired tenant relationship costs, net	196	478

Acquired other intangibles:
Gross amount	3,073	3,077
Accumulated amortization	(1,170)	(1,108)
Acquired other intangibles, net	1,903	1,969

Intangible assets, net	$5,261	$5,988

Acquired below-market leases:
Gross amount	$6,552	$6,556
Accumulated amortization	(3,542)	(3,314)
Acquired below-market leases, net	$3,010	$3,242

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

	For the year ended December 31,
	2016	2015
Intangible assets amortization	$1,365	$1,561
Acquired below-market lease amortization	$232	$232

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the estimated net amortization of intangible assets and acquired below-market leases at December 31, 2016 for the next five years (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Weighted Average Amort. Period (Years)
Leasing commissions	$923	$664	$517	$361	$209	$381	$3,055	3.0
Leases in place	8	8	8	8	8	67	107	7.0
Tenant relationship costs	112	24	13	3	3	41	196	3.6
Other intangibles	65	65	65	65	65	1,578	1,903	15.3
Intangible assets, net	$1,108	$761	$603	$437	$285	$2,067	$5,261

Acquired below-market leases	$232	$232	$232	$232	$232	$1,850	$3,010	7.0

5.    Investments in Unconsolidated Joint Ventures

At December 31, 2016, we were partners with third parties in three joint ventures, holding two office properties, comprised of four buildings and 0.8 million rentable square feet. One of joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2016	2015
Revenues:
Rental	$8,754	$11,915
Other	2,640	2,997
Total revenues	11,394	14,912
Expenses:
Rental operating	9,123	10,701
Depreciation and amortization	3,604	4,242
Interest	2,885	3,946
Other	—	10
Total expenses	15,612	18,899
Loss before gain on sale of property	(4,218)	(3,987)
Gain on sale of property	—	13,764
Net income (loss)	$(4,218)	$9,777

Equity in net earnings (loss) of unconsolidated joint ventures	$(219)	$497

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31, 2016	December 31, 2015
Investment in real estate, net	$55,294	$56,321
Other assets	9,832	9,938
Total assets	$65,126	$66,259

Mortgage and other loans	$46,361	$45,575
Other liabilities	2,366	2,416
Total liabilities	$48,727	$47,991

Investment in unconsolidated joint ventures	$812	$913

6.    Minimum Future Lease Rentals

Future minimum base rentals on non-cancellable office leases for the years succeeding December 31, 2016 are as follows (in thousands):

2017	$20,770
2018	16,753
2019	14,516
2020	11,435
2021	8,434
Thereafter	17,124
Total future minimum base rental revenue	$89,032

The above future minimum base rental revenue excludes tenant reimbursements, amortization of deferred rent receivables and below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised. Lease termination fees were insignificant for each of the years ended December 31, 2016 and 2015.

We have leased space to certain tenants under non-cancellable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the consolidated statements of operations. We recorded $0.1 million of percentage rental income for each of the years ended December 31, 2016 and 2015.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

7.    Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Accounts payable	$516	$276
Interest payable	907	953
Deferred revenue	944	918
Security deposits	1,795	1,840
Deferred straight-line ground rent	19,910	18,669
Accrued distributions attributable to Preferred Units	13,636	11,363
Accrued expenses	6,849	6,107
Asset retirement obligations	720	671
Total accounts payable and other liabilities	$45,277	$40,797

8.    Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount and deferred loan fees (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

Property	December 31, 2016	December 31, 2015	Interest Rate	Maturity Date
Consolidated property loan	$279,885	$—	(1)	8/11/2019
Pan Am Building	—	60,000	6.17%	8/11/2016
Waterfront Plaza	—	100,000	6.37%	9/11/2016
Waterfront Plaza	—	11,000	6.37%	9/11/2016
Davies Pacific Center	—	95,000	5.86%	11/11/2016
Subtotal	279,885	266,000
Revolving line of credit	25,000	25,000	(2)	12/31/2017
Outstanding principal balance	304,885	291,000
Less: unamortized discount, net	—	(122)
Less: unamortized deferred loan fees, net	(5,186)	(158)
Mortgage and other loans, net	$299,699	$290,720
___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement and a balloon remaining principal payment at maturity. The LIBOR portion of the interest rate is subject to a floor of 0.50% and a cap of 3.0%, pursuant to an interest rate cap agreement. As of December 31, 2016, the applicable One-Month LIBOR Rate was 0.655%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of December 31, 2016, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

In August 2016, our wholly-owned subsidiaries entered into a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature at various dates commencing August 11, 2016 through November 11, 2016 and to fund leasing and capital expenditure reserves. The new loan agreement contains customary

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

In connection with the new loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with Venture. See Note 10 for more discussion on the tax protection arrangements. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the new loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2017. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of December 31, 2016 and 2015, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the years ended December 31, 2016 and 2015, we recognized $0.3 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler LP has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million. As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge. In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP. Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the years ended December 31, 2016 and 2015, we recognized $0.5 million in interest to Shidler LP for the annual fee. As of December 31, 2016, we have accrued approximately $0.4 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets.

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

9.    Unsecured Notes Payable to Current and Former Related Parties

At December 31, 2016 and 2015, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million and $29.4 million.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

(“Venture”), a Delaware limited liability company controlled by Mr. Shidler, and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. The maturity date of these promissory notes has subsequently been extended to be coterminous with the maturity of the promissory note issued in September 2016 (as described below).

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

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The stated maturity date for the promissory note is the earlier of (i) December 31, 2017 and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under its indemnification agreement with Shidler LP relating to the security pledged by Shidler LP in support of the FHB Credit Facility.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership and (except for the September 2016 note) are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through December 31, 2016, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At December 31, 2016 and 2015, $19.1 million and $15.6 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Ground lease rent expense, including minimum rent and straight-line rent, recorded during each of the years ended December 31, 2016 and 2015 was $4.3 million.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following table indicates our future minimum ground lease payments of our Waterfront Plaza Property for the years succeeding December 31, 2016 (in thousands):

2017	$2,928
2018	2,928
2019	2,928
2020	2,928
2021	3,728
Thereafter	187,892
Total future minimum ground lease payments	$203,332

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of December 31, 2016, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of December 31, 2016 and 2015, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million as of both dates. The accretion expense was not significant for each of the years ended December 31, 2016 and 2015.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of December 31, 2016 and 2015, the liability in our consolidated balance sheets for this asset retirement obligation was $0.5 million and $0.4 million, respectively. The accretion expense was not significant for each of the years ended December 31, 2016 and 2015.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of December 31, 2016, we had cash reserves of $8.1 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $2.4 million with other projected obligations of $7.1 million through 2017. We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

11.    Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2015 to December 31, 2016 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2015	$(153,134)	$127,268	$(98,324)	$(124,190)
Net income (loss)	(2,181)	2,273	(14,056)	(13,964)
Dividends and distributions	(1,748)	(2,273)	—	(4,021)
Balance at December 31, 2016	$(157,063)	$127,268	$(112,380)	$(142,175)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by the Company’s Board of Directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum. Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below). Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders. Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock. The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed. As of December 31, 2016 and 2015, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding. We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of December 31, 2016. During the years ended December 31, 2016 and 2015, no Common Units or Preferred Units were redeemed or issued. As of December 31, 2016, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2016, the cumulative unpaid distributions attributable to Preferred Units were $13.6 million. We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of December 31, 2016, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of December 31, 2016, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of December 31, 2016, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the year ended December 31,
	2016	2015
Net loss attributable to common stockholders - basic and diluted(1)	$(3,929)	$(3,994)

Weighted average number of common shares	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(1.00)	$(1.01)
___________________________

(1)
For each of the years ended December 31, 2016 and 2015, net loss attributable to common stockholders includes $2.3 million of priority allocation to Preferred Unit holders, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the years ended December 31, 2016 and 2015, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss from continuing operations position;

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For each of the years ended December 31, 2016 and 2015, we paid an aggregate of $0.9 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock (which amounted to $3.3 million in aggregate as of December 31, 2016) will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

At December 31, 2016, the cumulative unpaid distributions attributable to Preferred Units were $13.6 million, which we do not anticipate to pay in 2017.

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

Sale of Property

In June 2016, we completed the sale of our fee interest in a vacant parcel of land, located in Phoenix, Arizona, to an unaffiliated third party. As a result of the sale, we recognized a gain of $0.1 million for the year ended December 31, 2016, which is included in “Other” revenues in the accompanying consolidated statements of operations.

Sale of Clifford Center

In January 2015, we completed the sale of our fee and leasehold interests in our Clifford Center property, located in Honolulu, Hawaii, to an unaffiliated third party for aggregate consideration of $8.9 million. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheet as of December 31, 2015 and the results of its operations before the sale, including post-closing activities since the sale, for the year ended December 31, 2015 are included in “Discontinued operations” in the accompanying consolidated statements of operations.

The following table summarizes the operating results of the Clifford Center property that comprise loss from discontinued operations for the year ended December 31, 2015 (in thousands):

Revenue	$134
Expenses	158
Loss from discontinued operations before loss on sale of property	(24)
Loss on sale of property	(156)
Loss from discontinued operations	$(180)

Pan Am Building Sale

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to Don Quijote (USA) Co., Ltd. (“Don Quijote”), one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with Venture. See Note 10 for more discussion on the tax protection arrangements. Because the sale of the Pan Am Building is not expected to be completed until after the expiration of the sale restriction under the tax protection arrangements, the property is classified as held for use in the accompanying consolidated balance sheets as of December 31, 2016 and we will continue to own and operate the property until the completion of the sale.

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

13.    Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The fees that were earned by Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands):

	For the year ended December 31,
	2016	2015
Property management	$2,004	$1,896
Corporate management	700	700
Construction management and other	125	198
Total	$2,829	$2,794

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.6 million for each of the years ended December 31, 2016 and 2015. At December 31, 2016, we have $0.7 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the years ended December 31, 2016 and 2015, we recognized $0.5 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. As of December 31, 2016, we have accrued approximately $0.4 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The mortgage debt outstanding under our new loan agreement is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability. See Note 10 for additional discussion on these indemnities.

At December 31, 2016 and 2015, $19.1 million and $15.6 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 9 for a detailed discussion on these unsecured notes payable.

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

At December 31, 2016, the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $304.9 million and $305.1 million, respectively. At December 31, 2015, the carrying value (excluding accrued interest and unamortized discount and deferred loan fees) and estimated fair value of the mortgage and other loans (excluding the loans related to our Clifford Center property classified under “Mortgage and other liabilities of real estate assets held for sale” in the accompanying consolidated balance sheets which were repaid in full upon the completion of the sale in January 2015) were $291.0 million and $289.8 million, respectively.

15.    Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2016 and 2015 (in thousands, except for common share information).

	Quarters Ended
	December 31	September 30	June 30	March 31
2016:
Total revenue	$11,098	$10,931	$11,294	$11,454
Net loss	$(3,861)	$(4,105)	$(2,990)	$(3,008)
Net loss attributable to common stockholders	$(1,063)	$(1,116)	$(873)	$(877)
Net loss per common share - basic and diluted	$(0.27)	$(0.29)	$(0.22)	$(0.22)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

2015:
Total revenue	$11,328	$11,152	$10,555	$11,079
Net loss	$(3,830)	$(3,076)	$(4,029)	$(3,329)
Net loss attributable to common stockholders	$(1,056)	$(891)	$(1,100)	$(947)
Net loss per common share - basic and diluted	$(0.26)	$(0.23)	$(0.28)	$(0.24)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242

16.    Subsequent Events

On March 7, 2017, the Pacific Business News Building property, located in Honolulu, Hawaii, was sold to an unaffiliated third party.  Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us.  Our share of the remaining distributed net proceeds amounted to $1.9 million.