Form 10-Q
period 2017-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2017-05-08
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 4, 2017, there were issued and outstanding 3,941,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,410,839 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Investments in real estate, net	$190,292	$192,016
Cash and cash equivalents	4,043	1,431
Restricted cash	12,864	14,065
Rents and other receivables, net	912	928
Deferred rents	3,916	3,984
Intangible assets, net	5,084	5,261
Prepaid expenses	1,953	1,173
Goodwill	37,665	37,665
Investments in unconsolidated joint ventures	524	812
Total assets	$257,253	$257,335

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$299,967	$299,699
Unsecured notes payable to current and former related parties	32,433	32,433
Accounts payable and other liabilities	46,862	45,277
Accrued interest payable to current and former related parties (Note 8)	20,034	19,091
Acquired below-market leases, net	2,952	3,010
Total liabilities	402,248	399,510

Commitments and contingencies (Note 9)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,108 as of March 31, 2017 and December 31, 2016) 40,000,000 shares authorized, 2,410,839 shares issued and outstanding at March 31, 2017 and December 31, 2016	21,459	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,941,142 shares issued and outstanding at March 31, 2017 and December 31, 2016	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	110	110
Cumulative deficit	(179,433)	(178,817)
Total stockholders’ equity (deficit)	(157,679)	(157,063)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(114,584)	(112,380)
Total equity (deficit)	(144,995)	(142,175)
Total liabilities and equity (deficit)	$257,253	$257,335

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2017	2016
Revenue
Rental	$5,383	$5,381
Tenant reimbursements	4,419	4,382
Parking	1,550	1,612
Other	71	79
Total revenue	11,423	11,454
Expenses
Rental property operating	6,563	6,195
General and administrative	489	420
Depreciation and amortization	2,491	2,640
Interest	5,294	5,161
Total expenses	14,837	14,416

Loss before equity in net income (loss) of unconsolidated joint ventures	(3,414)	(2,962)
Equity in net income (loss) of unconsolidated joint ventures	1,599	(46)
Net loss	(1,815)	(3,008)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	2,204	3,136
Net loss attributable to non-controlling interests	1,636	2,568

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(179)	(440)
Dividends paid and accrued on Senior Common Stock	(437)	(437)
Net loss attributable to common stockholders	$(616)	$(877)

Net loss per common share - basic and diluted	$(0.16)	$(0.22)

Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the three months ended March 31,
	2017	2016
Operating activities
Net loss	$(1,815)	$(3,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,491	2,640
Deferred rent	68	(20)
Deferred ground rents	310	310
Interest amortization	1,535	959
Below-market lease amortization	(58)	(58)
Equity in net (income) loss of unconsolidated joint ventures	(1,599)	46
Bad debt expense	163	57
Changes in operating assets and liabilities:
Restricted cash for operating activities	1,079	1,824
Rents and other receivables	(147)	23
Prepaid expenses	(780)	(1,669)
Accounts payable and other liabilities	626	(490)
Net cash provided by operating activities	1,873	614

Investing activities
Additions to and improvement of real estate	(932)	(1,387)
Distributions from unconsolidated joint ventures	1,887	—
Payment of leasing commissions	(38)	(210)
Change in restricted cash used for capital expenditures	122	70
Net cash provided by (used in) investing activities	1,039	(1,527)

Financing activities
Repayment of mortgage notes payable	(311)	—
Security deposits	11	(54)
Senior Common Stock dividends	—	(218)
Net cash used in financing activities	(300)	(272)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the three months ended March 31,
	2017	2016

Increase (decrease) in cash and cash equivalents	2,612	(1,185)
Cash and cash equivalents at beginning of period	1,431	3,817
Cash and cash equivalents at end of period	$4,043	$2,632

Supplemental cash flow information
Interest paid	$3,750	$4,202

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$1,005	$787
Change in accrued capital expenditures	$(381)	$193

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

Through our Operating Partnership, as of March 31, 2017, we owned three office properties comprising 1.2 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

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

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2017. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the three months ended March 31, 2017 are not necessarily indicative of future results.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $1.8 million and $14.0 million for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively, and have incurred cumulative net losses since inception of $244.8 million. At March 31, 2017, we expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through May 2018. This condition raises substantial doubt about our ability to continue as a going concern.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

We expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through May 2018. Accordingly, in addition to working with the lender of our credit facility and the holders of our promissory notes on amending their terms in order to extend the maturity dates, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements of our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

In August 2016, we entered into (1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and (2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with POP Venture, LLC. See Note 7 for more discussion on the new loan agreement, Note 11 for more discussion on the contemplated sale of our Pan Am Building and Note 9 for more discussion on the tax protection arrangements.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 8 for more discussion on the new promissory note.

In March 2017, we completed the sale of our Pacific Business News Building joint venture property to an unrelated third party.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2017, we had cash reserves of $8.0 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $2.3 million and other projected obligations of $7.8 million through 2017.

As of March 31, 2017, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $300.0 million and our unsecured promissory notes with a carrying value of $32.4 million) was $332.4 million, with a weighted average interest rate of 5.13% and a weighted average remaining term of 2.09 years.

As of March 31, 2017, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2017. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $32.4 million (together with accrued and unpaid interest of $20.0 million) scheduled to mature the earlier of (i) December 31, 2017 and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under the Indemnification Agreement, dated as of September 2, 2009 (as subsequently amended), between the Operating Partnership and Shidler LP.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three months ended March 31, 2017 or 2016.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of March 31, 2017, our maximum exposure to loss with respect to this arrangement is limited to the $0.5 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three months ended March 31, 2017 or 2016.

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

In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with POP Venture, LLC. See Note 9 for more discussion on the tax protection arrangements. Because the sale of the Pan Am Building is not expected to be completed until after the expiration of the sale restriction under the tax protection arrangements, the property does not meet the held for sale criteria of FASB ASC 360 and as a result, is classified as held for use in the accompanying consolidated balance sheets as of March 31, 2017. We will continue to own and operate the property until the completion of the sale.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of March 31, 2017, goodwill of our wholly-owned properties amounted to $37.7 million.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.07) million and $0.02 million for the three months ended March 31, 2017 and 2016, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.4 million and $0.2 million, as of March 31, 2017 and December 31, 2016, respectively.

We had a total of $1.8 million of lease security available in security deposits, as of both March 31, 2017 and December 31, 2016.

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

Mortgage and Other Loans

Mortgage and other loans assumed upon acquisition of related real estate properties are stated at estimated fair value upon their respective dates of assumption, net of unamortized discounts or premiums and deferred loan fees to their outstanding contractual balances. Amortization of discount and the accretion of premiums on mortgage and other loans assumed upon acquisition of related real estate properties are recognized from the date of assumption through their contractual maturity date using the straight line method, which approximates the effective interest method. Deferred loan fees include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using a method that approximates the effective interest method. Deferred loan fees are included in “Mortgage and other loans, net” in the accompanying consolidated balance sheets, in accordance with Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. Amortization of deferred loan fees is included in “Interest” in the accompanying consolidated statements of operations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Income Taxes

We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Because we did not have any taxable income to distribute for the year ended December 31, 2016 and the three months ended March 31, 2017, we have not recognized any provision for income taxes.

The Company is subject to the provisions of FASB ASC 740, Income Taxes which prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the recognition and measurement of

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company evaluates the need for income tax accruals in accordance with ASC 740.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 establishes that companies may recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements or disclosures because a significant portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

3.    Investments in Real Estate, net

Our investments in real estate, net, at March 31, 2017 (unaudited), and at December 31, 2016, are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Land and land improvements	$33,763	$33,763
Building and building improvements	201,197	201,031
Tenant improvements	34,599	33,946
Construction in progress	966	1,301
Furniture, fixtures and equipment	1,391	1,391
Investments in real estate	271,916	271,432
Less: accumulated depreciation	(81,624)	(79,416)
Investments in real estate, net	$190,292	$192,016

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at March 31, 2017 (unaudited), and at December 31, 2016, are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Acquired leasing commissions:
Gross amount	$7,188	$7,156
Accumulated amortization	(4,258)	(4,101)
Acquired leasing commissions, net	2,930	3,055

Acquired leases in place:
Gross amount	5,271	5,271
Accumulated amortization	(5,166)	(5,164)
Acquired leases in place, net	105	107

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(9,092)	(9,058)
Acquired tenant relationship costs, net	162	196

Acquired other intangibles:
Gross amount	3,073	3,073
Accumulated amortization	(1,186)	(1,170)
Acquired other intangibles, net	1,887	1,903

Intangible assets, net	$5,084	$5,261

Acquired below-market leases:
Gross amount	$6,552	$6,552
Accumulated amortization	(3,600)	(3,542)
Acquired below-market leases, net	$2,952	$3,010

5.    Investments in Unconsolidated Joint Ventures

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. See Note 11 for additional information.

At March 31, 2017, we were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands and unaudited):

	For the three months ended March 31,
	2017	2016
Revenues:
Rental	$2,245	$2,229
Other	768	749
Total revenues	3,013	2,978
Expenses:
Rental operating	2,157	2,327
Depreciation and amortization	841	857
Interest	722	719
Total expenses	3,720	3,903
Loss before gain on sale of property	(707)	(925)
Gain on sale of property	11,744	—
Net income (loss)	$11,037	$(925)

Equity in net income (loss) of unconsolidated joint ventures	$1,599	$(46)

	March 31, 2017	December 31, 2016
Investment in real estate, net	$44,410	$55,294
Other assets	5,305	9,832
Total assets	$49,715	$65,126

Mortgage and other loans	$38,915	$46,361
Other liabilities	2,453	2,366
Total liabilities	$41,368	$48,727

Investments in unconsolidated joint ventures	$524	$812

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

6.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at March 31, 2017 (unaudited), and at December 31, 2016, consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$855	$516
Interest payable	915	907
Deferred revenue	1,283	944
Security deposits	1,807	1,795
Deferred straight-line ground rent	20,220	19,910
Accrued distributions attributable to Preferred Units	14,204	13,636
Accrued expenses	6,845	6,849
Asset retirement obligations	733	720
Total accounts payable and other liabilities	$46,862	$45,277

7.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount and deferred loan fees, at March 31, 2017 (unaudited), and at December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016	Interest Rate	Maturity Date
Consolidated property loan	$279,574	$279,885	(1)	8/11/2019
Revolving line of credit	25,000	25,000	(2)	12/31/2017
Outstanding principal balance	304,574	304,885
Less: unamortized deferred loan fees, net	(4,607)	(5,186)
Mortgage and other loans, net	$299,967	$299,699
___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement and a balloon remaining principal payment at maturity. The LIBOR portion of the interest rate is subject to a floor of 0.50% and a cap of 3.0%, pursuant to an interest rate cap agreement. As of March 31, 2017, the applicable One-Month LIBOR Rate was 0.858%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of March 31, 2017, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

In connection with the new loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with Venture. See Note 9 for more discussion on the tax protection arrangements. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the new loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2017. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of March 31, 2017 and December 31, 2016, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended March 31, 2017 and 2016, we recognized $0.1 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler LP has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended March 31, 2017 and 2016, we recognized $0.1 million in interest to Shidler LP for the annual fee. As of March 31, 2017, we have accrued approximately $0.5 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets.

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

8.    Unsecured Notes Payable to Current and Former Related Parties

At March 31, 2017 and December 31, 2016, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC (“Venture”), a Delaware limited liability company controlled by Mr. Shidler, and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. The maturity date of the

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

promissory notes has subsequently been extended to be coterminous with the maturity of the promissory note issued in September 2016 (as described below).

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

For the period from March 20, 2008 through March 31, 2017, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At March 31, 2017 and December 31, 2016, $20.0 million and $19.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

All of our operating wholly-owned properties are located in Honolulu. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of March 31, 2017, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of March 31, 2017 and December 31, 2016, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million as of both dates. The accretion expense for the three month periods ended March 31, 2017 and 2016 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of March 31, 2017 and December 31, 2016, the liability in our consolidated balance sheets for this asset retirement obligation was $0.5 million as of both dates. The accretion expense for the three month periods ended March 31, 2017 and 2016 was not significant.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of March 31, 2017, we had cash reserves of $8.0 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $2.3 million with other projected obligations of $7.8 million through 2017. We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. We originally contributed the Pacific Business News Building to our unconsolidated joint venture in April 2011. As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We believe that liability under these tax protection agreements is neither probable nor reasonably estimable at this time and accordingly, have not accrued any amounts for any such liability.

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

10.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2016 to March 31, 2017 (unaudited) are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2016	$(157,063)	$127,268	$(112,380)	$(142,175)
Net income (loss)	(179)	568	(2,204)	(1,815)
Dividends and distributions	(437)	(568)	—	(1,005)
Balance at March 31, 2017	$(157,679)	$127,268	$(114,584)	$(144,995)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by the Company’s Board of Directors, and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum. Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below). Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders. Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock. The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed. As of March 31, 2017 and December 31, 2016, we had a total of 2,410,839 shares of Senior Common Stock issued and outstanding. We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.16% of the Common Units outstanding as of March 31, 2017. During the three months ended March 31, 2017 and 2016, no Common Units or Preferred Units were redeemed or issued. As of March 31, 2017, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2017, the cumulative unpaid distributions attributable to Preferred Units were $14.2 million. We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of March 31, 2017, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of March 31, 2017, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.5% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.84% and 78.16%, respectively, as of March 31, 2017, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

The following is the basic and diluted loss per share (in thousands, except share and per share amounts, and unaudited):

	For the three months ended March 31,
	2017	2016
Net loss attributable to common stockholders - basic and diluted(1)	$(616)	$(877)

Weighted average number of common shares	3,941,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242
Net loss per common share - basic and diluted	$(0.16)	$(0.22)
___________________________

(1)
For each of the three month periods ended March 31, 2017 and 2016, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders. These allocations are included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For each of the three month periods ended March 31, 2017 and 2016, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For the three month period ended March 31, 2016, we paid an aggregate of $0.2 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such period were paid on or about the 15th day of the following month. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock and accordingly did not pay any dividends on the Senior Common Stock for the three month period ended March 31, 2017. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock (which amounted to $3.7 million in aggregate as of March 31, 2017) will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

At March 31, 2017, the cumulative unpaid distributions attributable to Preferred Units were $14.2 million, which we do not anticipate paying in 2017.

Dividends declared and accrued on the Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Accrued distributions on Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

11.    Disposition Activity

Disposition of Unconsolidated Joint Venture Investments

In March 2017, the Pacific Business News Building property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Our share of the distributed net proceeds amounted to $1.9 million.

Sale of Property

In June 2016, we completed the sale of our fee interest in a vacant parcel of land, located in Phoenix, Arizona, to an unaffiliated third party, resulting in a gain of $0.1 million.

Pan Am Building Sale

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to Don Quijote (USA) Co., Ltd. (“Don Quijote”), one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with Venture. See Note 9 for more discussion on the tax protection arrangements. Because the sale of the Pan Am Building is not expected to be completed until after the expiration of the sale restriction under the tax protection arrangements, the property is classified as held for use in the accompanying consolidated balance sheets as of March 31, 2017 and we will continue to own and operate the property until the completion of the sale.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

12.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three month periods ended March 31, 2017 and 2016, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that were earned by Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands and unaudited):

	For the three months ended March 31,
	2017	2016
Property management	$490	$491
Corporate management	175	175
Construction management and other	29	79
Total	$694	$745

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.2 million for each of the three month periods ended March 31, 2017 and 2016. At March 31, 2017, we have $0.6 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended March 31, 2017 and 2016, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. As of March 31, 2017, we have accrued approximately $0.5 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets. See Note 7 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

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

At March 31, 2017 and December 31, 2016, $20.0 million and $19.1 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 8 for a detailed discussion on these unsecured notes payable.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

At March 31, 2017, the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $304.6 million and $305.1 million, respectively. At December 31, 2016, the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $304.9 million and $305.1 million, respectively.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of March 31, 2017, we owned three office properties comprising 1.2 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

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

Pacific Office Properties Trust, Inc.

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

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations for the three month periods ended March 31, 2017 and 2016 include the results of our wholly-owned properties (Waterfront Plaza, Davies Pacific Center and Pan Am Building) and our equity in the net income (loss) of our unconsolidated joint ventures.

Overview

As of March 31, 2017, our wholly-owned properties were 85.8% leased, with 158,987 square feet available, under a total of 326 leases. As of that date, 14.4% of our leased square footage was scheduled to expire during 2017 and another 11.5% of our leased square footage was scheduled to expire during 2018.

As of December 31, 2016, our wholly-owned properties were 85.2% leased, with 166,222 square feet available, under a total of 324 leases. As of that date, 16.9% of our leased square footage was scheduled to expire during 2017 and another 11.1% of our leased square footage was scheduled to expire during 2018.

The changes in vacant space for our wholly-owned properties for the period from December 31, 2016 to March 31, 2017 are shown below:

Rentable Square Feet
Vacant space available at the beginning of the period	166,222
Expired or terminated during the period(1)	16,555
Square footage adjustments and exclusions(2)	601
Total space available for lease	183,378
New leases	3,711
Renewed leases	20,680
Total space leased during the period	24,391
Vacant space available at the end of the period	158,987
___________________________

(1)	Includes leases that expired on December 31, 2016.

Pacific Office Properties Trust, Inc.

(2)	Includes adjustments for remeasured square footage, right-to-use leases and month-to-month storage leases.

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

Comparison of the three months ended March 31, 2017 to
the three months ended March 31, 2016 (in thousands)

	2017	2016	$ Change	% Change
Revenue:
Rental	$5,383	$5,381	$2	—%
Tenant reimbursements	4,419	4,382	37	0.8%
Parking	1,550	1,612	(62)	(3.8)%
Other	71	79	(8)	(10.1)%
Total revenue	11,423	11,454	(31)	(0.3)%
Expenses:
Rental property operating	6,563	6,195	368	5.9%
General and administrative	489	420	69	16.4%
Depreciation and amortization	2,491	2,640	(149)	(5.6)%
Interest	5,294	5,161	133	2.6%
Total expenses	14,837	14,416	421	2.9%
Loss before equity in net income (loss) of unconsolidated joint ventures	(3,414)	(2,962)	(452)	15.3%
Equity in net income (loss) of unconsolidated joint ventures	1,599	(46)	1,645	NM

Net loss	$(1,815)	$(3,008)	$1,193	(39.7)%
___________________________

NM	Not meaningful.

Revenues

Rental revenue. Total rental revenue increased by an insignificant amount compared to the prior year period.

Tenant reimbursements. Total tenant reimbursements increased by an insignificant amount compared to the prior year period.

Parking revenue. Total parking revenue decreased by $0.1 million, or 3.8%, primarily due to decreases in parking revenue at Waterfront Plaza and Davies Pacific Center.

Other revenue. Total other revenue decreased by an insignificant amount compared to the prior year period.

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.4 million, or 5.9%, primarily due to overall increases in electricity usage ($0.1 million) and real property taxes ($0.1 million) at our wholly-

Pacific Office Properties Trust, Inc.

owned properties, an increase in repairs and maintenance ($0.1 million) at Davies Pacific Center and an increase in bad debt expense ($0.1 million) at Waterfront Plaza compared to the prior year period.

General and administrative expense. Total general and administrative expenses increased by $0.1 million, or 16.4%, primarily due to an increase in professional services fees compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.1 million, or 5.6%, primarily due to a decrease in depreciation expenses at Davies Pacific Center as a result of assets being fully depreciated.

Interest expense. Total interest expense increased by $0.1 million, or 2.6%, primarily due to increases in loan amortization fees related to the new loan attributable to Davies Pacific Center ($0.1 million), Pan Am Building ($0.2 million) and Waterfront Plaza ($0.2 million) and an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.1 million), partially offset by a decrease in mortgage loan interest expense ($0.5 million) as compared to the prior year period due to a lower interest rate on the new consolidated property loan as compared to the previous individual property loans.

Equity in net income (loss) of unconsolidated joint ventures

Equity in net income (loss) of unconsolidated joint ventures increased by $1.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase is primarily attributable to the gain on sale of the Pacific Business News Building property in March 2017.

Cash Flows

Net cash provided by operating activities for the Company for the three months ended March 31, 2017 was $1.9 million compared to $0.6 million for the three months ended March 31, 2016. The increase was primarily the result of an increase in accounts payables ($1.1 million) and a decrease in prepaid expenses ($0.9 million) as compared to the prior year period, partially offset by a decrease in funds withdrawn from our restricted cash reserve accounts for operating activities ($0.7 million), as compared to the prior year period.

Net cash provided by investing activities for the Company for the three months ended March 31, 2017 was $1.0 million compared to net cash used in investing activities of $1.5 million for the three months ended March 31, 2016. The increase was primarily the result of a distribution from one of our joint ventures which sold the Pacific Business News Building property in March 2017 ($1.9 million) and decreases in capital expenditures ($0.4 million) and leasing commission payments ($0.2 million) as compared to the prior year period.

Net cash used in financing activities for the three months ended March 31, 2017 increased by an insignificant amount compared to the prior year period.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income. As discussed further below, however, we did not declare dividends on our Class A Common Stock during fiscal 2016 and 2015, and we do not currently expect to declare dividends on our Class A Common Stock during fiscal 2017.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms. Our primary focus is to preserve and generate cash.

We expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through May 2018. Accordingly, in addition to working with the lender of our credit facility and the holders of our promissory notes on amending their terms in order to extend the maturity dates, we expect that we may need to contribute existing properties to joint

Pacific Office Properties Trust, Inc.

ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements of our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

In March 2017, we completed the sale of our Pacific Business News Building joint venture property to an unrelated third party.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them. If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Unrestricted and restricted cash on hand

As of March 31, 2017, we had $4.0 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $12.9 million. A summary of our restricted cash reserves is as follows (in thousands):

March 31, 2017
Leasing and capital expenditure reserves	$7,983
Ground lease reserves	—
Tax, insurance and other working capital reserves	1,354
Collateral accounts	1,720
Tenant security deposits	1,807
Total restricted cash	$12,864

Pacific Office Properties Trust, Inc.

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

Net cash flow generated from operations

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help to mitigate the risk of a significant interruption of our cash flows from operations, the challenging Honolulu office market conditions that we are continuing to experience, increases in interest rates, or the possibility of a downturn or return to recessionary conditions could adversely impact our operating cash flows. Competition to attract and retain high credit-quality tenants remains intense. At the same time, a significant number of our leases at our properties are scheduled to expire over the next several years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions and our cash flows.

Distributions from joint ventures

In March 2017, the Pacific Business News Building property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Our share of the distributed net proceeds amounted to $1.9 million.

Following the sale of the Pacific Business News Building property, we are currently partners with third parties in three joint ventures, holding one office property and a sports club associated with that property in Phoenix, Arizona. Distributions from our joint ventures depend significantly on our joint ventures’ ability to generate positive cash flow from their rental operations or the sale of properties held by them. Our joint ventures’ ability to successfully manage their operations or identify, negotiate and close sale transactions on acceptable terms or at all is uncertain.

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

Pacific Office Properties Trust, Inc.

foreclosure of our Sorrento Technology Center property in January 2012, as applicable. See “Indebtedness - Subordinated Promissory Notes” below for additional information regarding the terms of these promissory notes.

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. We originally contributed the Pacific Business News Building to our unconsolidated joint venture in April 2011. As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We believe that liability under these tax protection agreements is neither probable nor reasonably estimable at this time and accordingly, have not accrued any amounts for any such liability.

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

Actual and Potential Uses of Liquidity

The following are the actual and potential uses of our cash in the near term. There may be other uses of our cash that are unexpected (and that are not identified below):

•	Property operating and corporate expenses;

•	Capital expenditures (including building and tenant improvements and leasing commissions); and/or

•	Debt service and financing costs.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2017, we had cash reserves of $8.0 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $2.3 million and other projected obligations of $7.8 million through 2017.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the three months ended March 31, 2017
	New Leases	Renewed Leases	Total Leases
Square feet	3,711	20,680	24,391
Tenant improvement costs per square foot(1)	$6.20	$6.37	$6.35
Leasing commission costs per square foot	2.03	1.40	1.50
Total tenant improvement and leasing commission costs per square foot	$8.23	$7.77	$7.85
___________________________

Pacific Office Properties Trust, Inc.

(1)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of March 31, 2017, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $300.0 million and our unsecured promissory notes with a carrying value of $32.4 million) was $332.4 million, with a weighted average interest rate of 5.13% and a weighted average remaining term of 2.09 years. See “Indebtedness” below for additional information with respect to our consolidated debt as of March 31, 2017.

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

For the three month period ended March 31, 2016, we paid an aggregate of $0.2 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such period were paid on or about the 15th day of the following month. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock and accordingly did not pay any dividends on the Senior Common Stock for the three month period ended March 31, 2017. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock (which amounted to $3.7 million in aggregate as of March 31, 2017) will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

Pacific Office Properties Trust, Inc.

At March 31, 2017, the cumulative unpaid distributions attributable to Preferred Units were $14.2 million, which we do not anticipate paying in 2017.

We do not currently expect that we will be able to resume the payment of dividends (including dividends on our Senior Common Stock) in the foreseeable future. Our ability to pay dividends or other distributions in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to our borrowings with respect to our consolidated property loan and our revolving line of credit as of March 31, 2017:

	Amount	Maturity Date
Consolidated property loan(1)	$279,574	8/11/2019
Revolving line of credit(2)	25,000	12/31/2017
Outstanding principal balance	304,574
Less: unamortized deferred loan fees, net	(4,607)
Mortgage and other loans, net	$299,967
 ___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement. The loan may be prepaid in whole prior to its maturity date, subject to a spread maintenance prepayment premium and by providing a 30-day prepayment notice and complying with certain prepayment conditions. As of March 31, 2017, the applicable One-Month LIBOR Rate was 0.858%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of March 31, 2017, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

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

In connection with the new loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements

Pacific Office Properties Trust, Inc.

with Venture. See Note 9 for more discussion on the tax protection arrangements. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the new loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2017. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of March 31, 2017 and December 31, 2016, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At March 31, 2017 and December 31, 2016, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million.

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

Pacific Office Properties Trust, Inc.

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

For the period from March 20, 2008 through March 31, 2017, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At March 31, 2017 and December 31, 2016, $20.0 million and $19.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors set forth in those reports. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

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

3.9
Second Amended and Restated Bylaws dated April 5, 2017 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2017 (File No. 001-09900) and incorporated herein by reference).

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	May 5, 2017	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)