Form 10-Q
period 2017-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2017-11-13
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 2017, there were issued and outstanding 3,992,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,405,739 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Investments in real estate, net	$188,246	$192,016
Cash and cash equivalents	2,633	1,431
Restricted cash	13,236	14,065
Rents and other receivables, net	941	928
Deferred rents	3,424	3,984
Intangible assets, net	4,676	5,261
Prepaid expenses	2,200	1,173
Goodwill	37,665	37,665
Investments in unconsolidated joint ventures	391	812
Total assets	$253,412	$257,335

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$300,760	$299,699
Unsecured notes payable to current and former related parties	32,433	32,433
Accounts payable and other liabilities	50,393	45,277
Accrued interest payable to current and former related parties (Note 8)	21,994	19,091
Acquired below-market leases, net	2,836	3,010
Total liabilities	408,416	399,510

Commitments and contingencies (Note 9)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,078 and $24,108 as of September 30, 2017 and December 31, 2016, respectively) 40,000,000 shares authorized, 2,407,839 and 2,410,839 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	21,429	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,971,142 and 3,941,142 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	140	110
Cumulative deficit	(181,636)	(178,817)
Total stockholders’ equity (deficit)	(159,882)	(157,063)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(122,390)	(112,380)
Total equity (deficit)	(155,004)	(142,175)
Total liabilities and equity (deficit)	$253,412	$257,335

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenue
Rental	$5,336	$5,116	$15,813	$15,861
Tenant reimbursements	4,333	4,190	13,085	12,775
Parking	1,615	1,572	4,811	4,780
Other	187	53	340	263
Total revenue	11,471	10,931	34,049	33,679
Expenses
Rental property operating	6,314	6,551	19,308	18,798
General and administrative	439	473	1,595	1,313
Depreciation and amortization	2,700	2,609	7,825	7,833
Interest	5,745	5,347	16,567	15,681
Total expenses	15,198	14,980	45,295	43,625

Loss before equity in net income (loss) of unconsolidated joint ventures	(3,727)	(4,049)	(11,246)	(9,946)
Equity in net income (loss) of unconsolidated joint ventures	(46)	(56)	1,426	(157)
Net loss	(3,773)	(4,105)	(9,820)	(10,103)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)	(1,704)	(1,704)
Common unitholders in the Operating Partnership	3,712	3,993	10,010	10,252
Net loss attributable to non-controlling interests	3,144	3,425	8,306	8,548

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(629)	(680)	(1,514)	(1,555)
Dividends paid and accrued on Senior Common Stock	(430)	(436)	(1,305)	(1,311)
Net loss attributable to common stockholders	$(1,059)	$(1,116)	$(2,819)	$(2,866)

Net loss per common share - basic and diluted	$(0.27)	$(0.29)	$(0.72)	$(0.73)

Weighted average number of common shares outstanding - basic and diluted	3,945,481	3,941,242	3,942,671	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the nine months ended September 30,
	2017	2016
Operating activities
Net loss	$(9,820)	$(10,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,825	7,833
Gain on the sale of property	—	(55)
Deferred rent	560	(261)
Deferred ground rents	931	931
Interest amortization	4,679	3,151
Below-market lease amortization	(174)	(174)
Equity in net (income) loss of unconsolidated joint ventures	(1,426)	157
Bad debt expense	292	49
Changes in operating assets and liabilities:
Restricted cash for operating activities	632	(1,381)
Rents and other receivables	(304)	(12)
Prepaid expenses	(1,027)	(1,922)
Accounts payable and other liabilities	811	426
Net cash provided by (used in) operating activities	2,979	(1,361)

Investing activities
Additions to and improvement of real estate	(2,916)	(2,989)
Distributions from unconsolidated joint ventures	1,887	—
Contributions to unconsolidated joint ventures	(40)	(143)
Net sales proceeds from the sale of property	—	111
Payment of leasing commissions	(306)	(599)
Change in restricted cash used for capital expenditures	197	(7,215)
Net cash used in investing activities	(1,178)	(10,835)

Financing activities
Repayment of mortgage notes payable	(676)	(266,000)
Proceeds from mortgage notes payable	—	280,500
Borrowing from related party	—	3,000
Security deposits	77	(47)
Financing costs	—	(6,061)
Senior Common Stock dividends	—	(655)
Net cash (used in) provided by financing activities	(599)	10,737

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the nine months ended September 30,
	2017	2016
Increase (decrease) in cash and cash equivalents	1,202	(1,459)
Cash and cash equivalents at beginning of period	1,431	3,817
Cash and cash equivalents at end of period	$2,633	$2,358

Supplemental cash flow information
Interest paid	$11,859	$12,659

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$3,009	$2,360
Change in accrued capital expenditures	$249	$(505)

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

Through our Operating Partnership, as of September 30, 2017, we owned three office properties comprising 1.2 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

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

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2017. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2017 are not necessarily indicative of future results.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $9.8 million and $14.0 million for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively, and have incurred cumulative net losses since inception of $252.8 million. At September 30, 2017, we expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through November 2018. This condition raises substantial doubt about our ability to continue as a going concern.

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

We expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through November 2018. Accordingly, in addition to working with the lender of our credit facility and the holders of our promissory notes on amending their terms in order to extend the maturity dates, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements of our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2017, we had cash reserves of $7.9 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $4.2 million with other projected discretionary obligations of $7.2 million through 2018.

As of September 30, 2017, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $300.8 million and our unsecured promissory notes with a carrying value of $32.4 million) was $333.2 million, with a weighted average interest rate of 5.46% and a weighted average remaining term of 1.59 years.

As of September 30, 2017, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2017. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $32.4 million (together with accrued and unpaid interest of $22.0 million) scheduled to mature the earlier of (i) December 31, 2017 and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under the Indemnification Agreement, dated as of September 2, 2009 (as subsequently amended), between the Operating Partnership and Shidler LP.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three and nine month periods ended September 30, 2017 or 2016.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of September 30, 2017, our maximum exposure to loss with respect to this arrangement is limited to the $0.4 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three and nine month periods ended September 30, 2017 or 2016.

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

In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with POP Venture, LLC. See Note 9 for more discussion on the tax protection arrangements. Because the sale of the Pan Am Building is not expected to be completed until after the expiration of the sale restriction under the tax protection arrangements, the property does not meet the held for sale criteria of FASB ASC 360 and as a result, is classified as held for use in the accompanying consolidated balance sheets as of September 30, 2017. We will continue to own and operate the property until the completion of the sale.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of September 30, 2017, goodwill of our wholly-owned properties amounted to $37.7 million.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.13) million and $0.14 million for the three months ended September 30, 2017 and 2016, respectively, and $(0.56) million and $0.26 million for the nine months ended September 30, 2017 and 2016, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.5 million and $0.2 million, as of September 30, 2017 and December 31, 2016, respectively.

We had a total of $1.9 million and $1.8 million of lease security available in security deposits, as of September 30, 2017 and December 31, 2016, respectively.

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

Income Taxes

We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Because we did not have any taxable income to distribute for the year ended December 31, 2016 and the nine months ended September 30, 2017, we have not recognized any provision for income taxes.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification; Section B - Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; and Section C - Background Information and Basis for Conclusions (“ASU 2016-02”). ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of this standard on our leases where we are the lessor. However, for leases where we are the lessee, as with our Waterfront Plaza ground lease, we believe the adoption of this standard will have a material impact on our consolidated balance sheets since we will be required to recognize a right-of-use asset and lease liability for this lease. Our evaluation on the impact of adopting the new leases standard on our consolidated financial statements is still ongoing.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

3.    Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2017 (unaudited), and at December 31, 2016, are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Land and land improvements	$33,763	$33,763
Building and building improvements	201,562	201,031
Tenant improvements	34,222	33,946
Construction in progress	2,792	1,301
Furniture, fixtures and equipment	1,400	1,391
Investments in real estate	273,739	271,432
Less: accumulated depreciation	(85,493)	(79,416)
Investments in real estate, net	$188,246	$192,016

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, at September 30, 2017 (unaudited), and at December 31, 2016, are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Acquired leasing commissions:
Gross amount	$7,132	$7,156
Accumulated amortization	(4,516)	(4,101)
Acquired leasing commissions, net	2,616	3,055

Acquired leases in place:
Gross amount	5,233	5,271
Accumulated amortization	(5,132)	(5,164)
Acquired leases in place, net	101	107

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(9,149)	(9,058)
Acquired tenant relationship costs, net	105	196

Acquired other intangibles:
Gross amount	3,064	3,073
Accumulated amortization	(1,210)	(1,170)
Acquired other intangibles, net	1,854	1,903

Intangible assets, net	$4,676	$5,261

Acquired below-market leases:
Gross amount	$6,552	$6,552
Accumulated amortization	(3,716)	(3,542)
Acquired below-market leases, net	$2,836	$3,010

5.    Investments in Unconsolidated Joint Ventures

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. See Note 11 for additional information.

At September 30, 2017, we were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands and unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Rental	$1,867	$2,138	$6,007	$6,518
Other	215	892	1,200	2,447
Total revenues	2,082	3,030	7,207	8,965
Expenses:
Rental operating	1,795	2,603	5,802	7,399
Depreciation and amortization	621	826	2,111	2,539
Interest	712	717	2,102	2,157
Total expenses	3,128	4,146	10,015	12,095
Loss before gain on sale of property	(1,046)	(1,116)	(2,808)	(3,130)
Gain on sale of property	—	—	11,421	—
Net income (loss)	$(1,046)	$(1,116)	$8,613	$(3,130)

Equity in net income (loss) of unconsolidated joint ventures	$(46)	$(56)	$1,426	$(157)

	September 30, 2017	December 31, 2016
Investment in real estate, net	$44,123	$55,294
Other assets	5,368	9,832
Total assets	$49,491	$65,126

Mortgage and other loans	$40,565	$46,361
Other liabilities	2,204	2,366
Total liabilities	$42,769	$48,727

Investments in unconsolidated joint ventures	$391	$812

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

6.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at September 30, 2017 (unaudited), and at December 31, 2016, consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$873	$516
Interest payable	934	907
Deferred revenue	1,187	944
Security deposits	1,872	1,795
Deferred straight-line ground rent	20,840	19,910
Accrued distributions attributable to Preferred Units	15,340	13,636
Accrued expenses	8,588	6,849
Asset retirement obligations	759	720
Total accounts payable and other liabilities	$50,393	$45,277

7.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of deferred loan fees, at September 30, 2017 (unaudited), and at December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016	Interest Rate	Maturity Date
Consolidated property loan	$279,209	$279,885	(1)	8/11/2019
Revolving line of credit	25,000	25,000	(2)	12/31/2017
Outstanding principal balance	304,209	304,885
Less: unamortized deferred loan fees, net	(3,449)	(5,186)
Mortgage and other loans, net	$300,760	$299,699
___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement and a balloon remaining principal payment at maturity. The LIBOR portion of the interest rate is subject to a floor of 0.50% and a cap of 3.0%, pursuant to an interest rate cap agreement. As of September 30, 2017, the applicable One-Month LIBOR Rate was 1.235%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of September 30, 2017, the effective rate of interest paid by the lender on time certificates of deposit was 0.30%. See “Revolving Line of Credit” below.

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

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2017. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of September 30, 2017 and December 31, 2016, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended September 30, 2017 and 2016, we recognized $0.1 million in interest to the Lender. During each of the nine month periods ended September 30, 2017 and 2016, we recognized $0.2 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler LP has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million.  As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge.  In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP.  Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended September 30, 2017 and 2016, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the nine month periods ended September 30, 2017 and 2016, we recognized $0.4 million in interest to Shidler LP for the annual fee. As of September 30, 2017, we have accrued approximately $0.8 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets.

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

8.    Unsecured Notes Payable to Current and Former Related Parties

At September 30, 2017 and December 31, 2016, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

For the period from March 20, 2008 through September 30, 2017, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At September 30, 2017 and December 31, 2016, $22.0 million and $19.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

All of our operating wholly-owned properties are located in Honolulu. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of September 30, 2017, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of September 30, 2017 and December 31, 2016, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.8 million and $0.7 million, respectively. The accretion expense for the three and nine month periods ended September 30, 2017 and 2016 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of September 30, 2017 and December 31, 2016, the liability in our consolidated balance sheets for this asset retirement obligation was $0.5 million as of both dates. The accretion expense for the three and nine month periods ended September 30, 2017 and 2016 was not significant.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of September 30, 2017, we had cash reserves of $7.9 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $4.2 million with other projected discretionary obligations of $7.2 million through 2018. We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities may not be sufficient to fund our capital expenditure obligations. See Note 1 for discussion on our ability to continue as a going concern.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

10.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2016 to September 30, 2017 (unaudited) are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2016	$(157,063)	$127,268	$(112,380)	$(142,175)
Net income (loss)	(1,514)	1,704	(10,010)	(9,820)
Dividends and distributions	(1,305)	(1,704)	—	(3,009)
Balance at September 30, 2017	$(159,882)	$127,268	$(122,390)	$(155,004)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Stock are entitled to receive, when and as authorized by the Company’s Board of Directors, and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum. Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below). Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders. Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock. The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. In the third quarter of 2017, 30,000 shares of Class A Common Stock were issued in exchange for 3,000 shares of Senior Common Stock. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed. As of September 30, 2017 and December 31, 2016, we had a total of 2,407,839 and 2,410,839, respectively, shares of Senior Common Stock issued and outstanding. We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 78.03% of the Common Units outstanding as of September 30, 2017. During the three and nine months ended September 30, 2017 and 2016, no Common Units or Preferred Units were redeemed or issued. As of September 30, 2017, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2017, the cumulative unpaid distributions attributable to Preferred Units were $15.3 million. We anticipate continuing to accrue these distributions.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of September 30, 2017, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of September 30, 2017, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.4% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 21.97% and 78.03%, respectively, as of September 30, 2017, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

The following is the basic and diluted loss per share (in thousands, except share and per share amounts, and unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders - basic and diluted(1)	$(1,059)	$(1,116)	$(2,819)	$(2,866)

Weighted average number of common shares	3,945,481	3,941,242	3,942,671	3,941,242
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	3,945,481	3,941,242	3,942,671	3,941,242
Net loss per common share - basic and diluted	$(0.27)	$(0.29)	$(0.72)	$(0.73)
___________________________

(1)
For each of the three month periods ended September 30, 2017 and 2016, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders. For each of the nine month periods ended September 30, 2017 and 2016, net loss attributable to common stockholders includes $1.7 million of priority allocation to Preferred Unit holders. These allocations are included in non-controlling interests in the

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For the three months ended September 30, 2017, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,415 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

For the nine months ended September 30, 2017, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,696 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

For each of the three and nine month periods ended September 30, 2016, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For the three and nine month periods ended September 30, 2016, we paid an aggregate of $0.2 million and $0.7 million, respectively, in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock and accordingly did not pay any dividends on the Senior Common Stock for the nine month period ended September 30, 2017. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock (which amounted to $4.6 million in aggregate as of September 30, 2017) will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

At September 30, 2017, the cumulative unpaid distributions attributable to Preferred Units were $15.3 million, which we do not anticipate paying in 2017.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Sale of Property

In June 2016, we completed the sale of our fee interest in a vacant parcel of land, located in Phoenix, Arizona, to an unaffiliated third party, resulting in a gain of $0.1 million.

Pan Am Building Sale

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to Don Quijote (USA) Co., Ltd. (“Don Quijote”), one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018, but is not expected to occur prior to the first quarter of 2018 due to the sale restriction under the tax protection arrangements with Venture. See Note 9 for more discussion on the tax protection arrangements. Because the sale of the Pan Am Building is not expected to be completed until after the expiration of the sale restriction under the tax protection arrangements, the property is classified as held for use in the accompanying consolidated balance sheets as of September 30, 2017 and we will continue to own and operate the property until the completion of the sale.

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

12.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2017 and 2016, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that were earned by Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands and unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Property management	$464	$507	1,416	1,467
Corporate management	175	175	525	525
Construction management and other	17	7	62	115
Total	$656	$689	$2,003	$2,107

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.2 million and $0.1 million for the three month periods ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.4 million for the nine month periods ended September 30, 2017 and 2016, respectively. At September 30, 2017, we have $0.9 million owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended September 30, 2017 and 2016, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the nine month periods ended September 30, 2017 and 2016, we recognized $0.4 million in interest to Shidler LP for the annual fee related to its

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

security pledge for the FHB Credit Facility. As of September 30, 2017, we have accrued approximately $0.8 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets. See Note 7 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

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

At September 30, 2017 and December 31, 2016, $22.0 million and $19.1 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 8 for a detailed discussion on these unsecured notes payable.

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

At September 30, 2017, the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $304.2 million and $304.3 million, respectively. At December 31, 2016, the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $304.9 million and $305.1 million, respectively.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of September 30, 2017, we owned three office properties comprising 1.2 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

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

Results of Operations

Our results of operations for the three and nine month periods ended September 30, 2017 and 2016 include the results of our wholly-owned properties (Waterfront Plaza, Davies Pacific Center and Pan Am Building) and our equity in the net income (loss) of our unconsolidated joint ventures.

Overview

As of September 30, 2017, our wholly-owned properties were 85.7% leased, with 160,729 square feet available, under a total of 322 leases. As of that date, 9.9% of our leased square footage was scheduled to expire during 2017 and another 12.2% of our leased square footage was scheduled to expire during 2018.

As of December 31, 2016, our wholly-owned properties were 85.2% leased, with 166,222 square feet available, under a total of 324 leases. As of that date, 16.9% of our leased square footage was scheduled to expire during 2017 and another 11.1% of our leased square footage was scheduled to expire during 2018.

The following table summarizes the changes in vacant space for our wholly-owned properties for the three and nine month periods ended September 30, 2017 (in rentable square feet):

	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
Vacant space available at the beginning of the period	165,814	166,222
Expired or terminated during the period(1)	57,688	118,744
Square footage adjustments and exclusions(2)	(5,432)	(1,437)
Total space available for lease	218,070	283,529
New leases	8,373	24,453
Renewed leases	48,968	98,347
Total space leased during the period	57,341	122,800
Vacant space available at the end of the period	160,729	160,729
___________________________

Pacific Office Properties Trust, Inc.

(1)	Includes leases that expired on the last day of the prior period.

(2)	Includes adjustments for remeasured square footage, right-to-use leases and month-to-month storage leases.

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

Comparison of the three months ended September 30, 2017 to
the three months ended September 30, 2016 (in thousands)

	2017	2016	$ Change	% Change
Revenue:
Rental	$5,336	$5,116	$220	4.3%
Tenant reimbursements	4,333	4,190	143	3.4%
Parking	1,615	1,572	43	2.7%
Other	187	53	134	252.8%
Total revenue	11,471	10,931	540	4.9%
Expenses:
Rental property operating	6,314	6,551	(237)	(3.6)%
General and administrative	439	473	(34)	(7.2)%
Depreciation and amortization	2,700	2,609	91	3.5%
Interest	5,745	5,347	398	7.4%
Total expenses	15,198	14,980	218	1.5%
Loss before equity in net loss of unconsolidated joint ventures	(3,727)	(4,049)	322	(8.0)%
Equity in net loss of unconsolidated joint ventures	(46)	(56)	10	(17.9)%

Net loss	$(3,773)	$(4,105)	$332	(8.1)%
___________________________

Revenues

Rental revenue. Total rental revenue increased by $0.2 million, or 4.3%, primarily due to a negotiated lease incentive for a Waterfront Plaza tenant in the prior year.

Tenant reimbursements. Total tenant reimbursements increased by $0.1 million, or 3.4%, primarily due to an increase in tenant recoveries for common area maintenance expenses at Davies Pacific Center.

Parking revenue. Total parking revenue increased by an insignificant amount compared to the prior year period.

Other revenue. Total other revenue increased by $0.1 million primarily due to a termination fee that arose from a significant Waterfront Plaza tenant who vacated its leased premises in the current year period.

Pacific Office Properties Trust, Inc.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.2 million, or 3.6%, primarily due to reimbursements received in the current year period for janitorial maintenance expenses.

General and administrative expense. Total general and administrative expenses decreased by an insignificant amount compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses increased by $0.1 million, or 3.5%, primarily due to write-offs in the current year period of tenant improvements related to tenants at Waterfront Plaza that vacated their leased premises early.

Interest expense. Total interest expense increased by $0.4 million, or 7.4%, primarily due to increases in loan amortization fees related to the new loan attributable to Pan Am Building ($0.1 million) and Waterfront Plaza ($0.1 million), an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.1 million) and an increase in interest expense ($0.1 million) attributable to Pan Am Building as compared to the prior year period.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures decreased by an insignificant amount for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Comparison of the nine months ended September 30, 2017 to
the nine months ended September 30, 2016 (in thousands)

	2017	2016	$ Change	% Change
Revenue:
Rental	$15,813	$15,861	$(48)	(0.3)%
Tenant reimbursements	13,085	12,775	310	2.4%
Parking	4,811	4,780	31	0.6%
Other	340	263	77	29.3%
Total revenue	34,049	33,679	370	1.1%
Expenses:
Rental property operating	19,308	18,798	510	2.7%
General and administrative	1,595	1,313	282	21.5%
Depreciation and amortization	7,825	7,833	(8)	(0.1)%
Interest	16,567	15,681	886	5.7%
Total expenses	45,295	43,625	1,670	3.8%
Loss before equity in net income (loss) of unconsolidated joint ventures	(11,246)	(9,946)	(1,300)	13.1%
Equity in net income (loss) of unconsolidated joint ventures	1,426	(157)	1,583	NM

Net loss	$(9,820)	$(10,103)	$283	(2.8)%
___________________________

NM	Not meaningful.

Revenues

Rental revenue. Total rental revenue decreased by an insignificant amount compared to the prior year period.

Pacific Office Properties Trust, Inc.

Tenant reimbursements. Total tenant reimbursements increased by $0.3 million, or 2.4%, primarily due to an increase in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.2 million) and electricity expense reimbursements at Waterfront Plaza ($0.1 million) and at Davies Pacific Center ($0.1 million) compared to the prior year period, partially offset by a decrease in tenant recoveries for common area maintenance expenses at Waterfront Plaza ($0.1 million) compared to the prior year period.

Parking revenue. Total parking revenue increased by an insignificant amount compared to the prior year period.

Other revenue. Total other revenue increased by $0.1 million primarily due to a termination fee that arose from a significant Waterfront Plaza tenant who vacated its leased premises in the current year period.

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.5 million, or 2.7%, primarily due to increases in electricity usage at Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.2 million), an increase in real property taxes at Waterfront Plaza ($0.1 million) and an increase in bad debt expense at Waterfront Plaza ($0.3 million) compared to the prior year period, partially offset by reimbursements received for janitorial maintenance expenses at Davies Pacific Center ($0.1 million) and a general excise tax refund at Waterfront Plaza ($0.1 million) in the current year period.

General and administrative expense. Total general and administrative expenses increased by $0.3 million, or 21.5%, primarily due to an increase in professional services fees compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by an insignificant amount compared to the prior year period.

Interest expense. Total interest expense increased by $0.9 million, or 5.7%, primarily due to increases in loan amortization fees related to the new loan attributable to Davies Pacific Center ($0.2 million), Pan Am Building ($0.5 million) and Waterfront Plaza ($0.4 million) and an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.3 million), partially offset by a decrease in mortgage loan interest expense ($0.5 million) as compared to the prior year period due to a lower interest rate on the new consolidated property loan as compared to the previous individual property loans.

Equity in net income (loss) of unconsolidated joint ventures

Equity in net income (loss) of unconsolidated joint ventures increased by $1.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase is primarily attributable to the gain on sale of the Pacific Business News Building property in March 2017.

Cash Flows

Net cash provided by operating activities for the Company for the nine months ended September 30, 2017 was $3.0 million compared to net cash used in operating activities of $1.4 million for the nine months ended September 30, 2016. The increase was primarily the result of a decrease in funds deposited to our restricted cash reserve accounts for operating activities, as compared to the prior year, pursuant to certain provisions of our mortgage loan agreement entered into in August 2016 ($2.0 million), decreases in interest payments ($0.8 million) and prepayments ($0.9 million) as compared to the prior year period and deferring payment of the Company’s quarterly advisory fees in order to preserve cash in the current year period ($0.5 million).

Net cash used in investing activities for the Company for the nine months ended September 30, 2017 was $1.2 million compared to $10.8 million for the nine months ended September 30, 2016. The decrease was primarily the result of a decrease in funds deposited to our restricted cash reserve accounts used for capital expenditures ($7.4 million), as compared to the prior year period, pursuant to certain provisions of our mortgage loan agreement entered into in August 2016, a

Pacific Office Properties Trust, Inc.

distribution from one of our joint ventures which sold the Pacific Business News Building property in March 2017 ($1.9 million) and a decrease in leasing commissions payments ($0.3 million) as compared to the prior year period.

Net cash used in financing activities for the nine months ended September 30, 2017 was $0.6 million compared to net cash provided by financing activities of $10.7 million for the nine months ended September 30, 2016. The decrease was primarily due to proceeds from our mortgage loan ($280.5 million) and borrowings from a related party ($3.0 million) in the prior year period, partially offset by a decrease in repayment of mortgage loans ($265.3 million) compared to the prior year period and refinancing costs of our mortgage loans ($6.1 million) and Senior Common Stock dividends ($0.7 million) paid in the prior year period.

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

We expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and to fund required capital expenditures and leasing costs through November 2018. Accordingly, in addition to working with the lender of our credit facility and the holders of our promissory notes on amending their terms in order to extend the maturity dates, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements of our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

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

Unrestricted and restricted cash on hand

As of September 30, 2017, we had $2.6 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $13.2 million. A summary of our restricted cash reserves is as follows (in thousands):

September 30, 2017
Leasing and capital expenditure reserves	$7,908
Ground lease reserves	—
Tax, insurance and other working capital reserves	1,040
Collateral accounts	2,421
Tenant security deposits	1,867
Total restricted cash	$13,236

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

Pacific Office Properties Trust, Inc.

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

Pacific Office Properties Trust, Inc.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2017, we had cash reserves of $7.9 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $4.2 million with other projected discretionary obligations of $7.2 million through 2018.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the nine months ended September 30, 2017
	New Leases	Renewed Leases	Total Leases
Square feet	24,453	98,347	122,800
Tenant improvement costs per square foot(1)	$7.13	$15.34	$13.70
Leasing commission costs per square foot	6.25	3.96	4.41
Total tenant improvement and leasing commission costs per square foot	$13.38	$19.30	$18.11
___________________________

(1)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of September 30, 2017, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $300.8 million and our unsecured promissory notes with a carrying value of $32.4 million) was $333.2 million, with a weighted average interest rate of 5.46% and a weighted average remaining term of 1.59 years. See “Indebtedness” below for additional information with respect to our consolidated debt as of September 30, 2017.

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

Our revolving credit facility and promissory notes payable to certain current and former affiliates are scheduled to mature on December 31, 2017. We intend to work with these lenders to extend the maturity date of the credit facility and promissory notes, but there can be no assurance that we will be successful in doing so. If we are unable to successfully extend any of this debt, our obligations with respect to this debt represent significant near-term cash requirements.

Pacific Office Properties Trust, Inc.

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

For the three and nine month periods ended September 30, 2016, we paid an aggregate of $0.2 million and $0.7 million, respectively, in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such period were paid on or about the 15th day of the following month. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock and accordingly did not pay any dividends on the Senior Common Stock for the nine month period ended September 30, 2017. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock (which amounted to $4.6 million in aggregate as of September 30, 2017) will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

At September 30, 2017, the cumulative unpaid distributions attributable to Preferred Units were $15.3 million, which we do not anticipate paying in 2017.

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

Pacific Office Properties Trust, Inc.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to our borrowings with respect to our consolidated property loan and our revolving line of credit as of September 30, 2017:

	Amount	Maturity Date
Consolidated property loan(1)	$279,209	8/11/2019
Revolving line of credit(2)	25,000	12/31/2017
Outstanding principal balance	304,209
Less: unamortized deferred loan fees, net	(3,449)
Mortgage and other loans, net	$300,760
 ___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement. The loan may be prepaid in whole prior to its maturity date, subject to a spread maintenance prepayment premium and by providing a 30-day prepayment notice and complying with certain prepayment conditions. As of September 30, 2017, the applicable One-Month LIBOR Rate was 1.235%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of September 30, 2017, the effective rate of interest paid by the lender on time certificates of deposit was 0.30%. See “Revolving Line of Credit” below.

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

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2017. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the

Pacific Office Properties Trust, Inc.

proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of September 30, 2017 and December 31, 2016, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At September 30, 2017 and December 31, 2016, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million.

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

Pacific Office Properties Trust, Inc.

For the period from March 20, 2008 through September 30, 2017, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009.  At September 30, 2017 and December 31, 2016, $22.0 million and $19.1 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017, we issued 30,000 shares of Class A Common Stock upon the conversion of 3,000 shares of Senior Common Stock. This issuance was made by us in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	November 9, 2017	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)