Form 10-K
period 2017-12-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2018-03-12
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant computed by reference to the last sale price of the registrant’s Class A Common Stock on the OTCQB tier of the OTC Markets on June 30, 2017 was approximately $225,000.

As of March 8, 2018 there were issued and outstanding 3,992,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,405,739 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-K

i

PART I

ITEM 1.  -  BUSINESS

Pacific Office Properties Trust, Inc. (the “Company”) is a Maryland corporation which has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, which we refer to as the Code. We are a REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2017, we owned three office properties, comprising 1.2 million rentable square feet, and were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%. As of December 31, 2017, our property portfolio included office buildings in Honolulu and Phoenix.

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

We have not consistently achieved positive cash flow from operations since our formation transactions were consummated in March 2008. We expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs through the first quarter of 2019. Accordingly, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements from our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

In August 2016, we entered into (1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and (2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is expected to occur no later than August 13, 2018. See Note 8 for more discussion on the new loan agreement and Note 12 for more discussion on the contemplated sale of our Pan Am Building. These notes to our consolidated financial statements are contained in “Exhibits and Financial Statement Schedules” in Item 15 of this Annual Report on Form 10-K.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler Equities, L.P. (“Shidler LP”), a Hawaii limited partnership controlled by Mr. Shidler, in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 9 to our consolidated financial statements contained in “Exhibits and Financial Statement Schedules” in Item 15 of this Annual Report on Form 10-K for more discussion on this promissory note.

In March 2017, we completed the sale of our Pacific Business News Building joint venture property to an unrelated third party. See Note 12 to our consolidated financial statements contained in “Exhibits and Financial Statement Schedules” in Item 15 of this Annual Report on Form 10-K for more discussion on the sale of our Pacific Business News Building joint venture property.

We cannot be certain that we will be able to raise additional capital, on acceptable terms or at all, or generate sufficient cash flows to continue operations. If we are unable to do so, our ability to operate our properties may suffer and our ability to operate the company will be impaired.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has indicated in an explanatory paragraph in its audit report for the year ended December 31, 2017 that there is substantial doubt about our ability to continue as a going concern due to our expectation that projected funds from operations, together with current cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs through the first quarter of 2019. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. We cannot provide any assurance that we will be able to continue as a going concern.

We have a substantial amount of debt outstanding, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of additional default under our debt obligations.

On August 11, 2016, our wholly-owned subsidiaries entered into a term loan in the principal amount of $280.5 million (“Loan Agreement”), the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature at various dates commencing August 1, 2016 through November 11, 2016 and to fund leasing and capital expenditure reserves. As of December 31, 2017, our total consolidated indebtedness (which includes our mortgage and other loans with a carrying value of $301.2 million and our unsecured promissory notes with a carrying value of $32.4 million) was $333.6 million. Our unconsolidated joint venture properties are also leveraged with an aggregate of $40.6 million in indebtedness as of December 31, 2017.

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

As of December 31, 2017, we had a fully drawn $25 million unsecured credit facility and promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $32.4 million (together with accrued and unpaid interest of $23.0 million) scheduled to mature on December 31, 2019. In addition, our mortgage loans amounting to $301.2 million secured by each of our wholly-owned properties are scheduled to mature in 2019. We do not currently have any committed financing sources available to refinance our debt as it matures. If we are unable to repay, extend or refinance our existing mortgage debt, we may be forced to give back these assets to the relevant mortgage lenders.

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

Shidler Pacific Advisors earns a corporate management fee of $0.18 million per quarter. As of December 31, 2017, we have accrued approximately $0.9 million of corporate management fees owed to Shidler Pacific Advisors. Shidler Pacific Advisors’ entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

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

Leases representing 18.4% of the rentable square feet of our total portfolio are scheduled to expire in 2018.  We may be unable to renew leases or lease vacant space at favorable rates or at all, which would negatively impact our ability to generate cash flow.

As of December 31, 2017, leases representing 18.4% of the 1.2 million rentable square feet of our wholly-owned portfolio are scheduled to expire in 2018, and an additional 14.5% of the square footage of our total portfolio was available for lease. These leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. In addition, some of our leases include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. Substantial rent abatements, tenant improvements, early termination rights or below-market renewal options may be offered to attract new tenants or retain existing tenants. Portions of our properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

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

In the future, we may become subject to litigation, including claims relating to our operations, securities and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows and/or expose us to increased risks that would be uninsured. Even if we are successful in defending ourselves, certain litigation may require significant attention from our external management team and distract them from the management of our operations, adversely affecting our financial condition and results of operations.

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

We are controlled by Jay H. Shidler.

Jay H. Shidler is the Chairman of our board of directors, and is the manager and sole owner of Shidler Pacific Advisors, our external advisor. As part of our formation transactions, we issued one share of Proportionate Voting Preferred Stock, which is entitled to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Common Units and Preferred Units that our Operating Partnership issued in connection with the formation transactions. This share of Proportionate Voting Preferred Stock is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Common Units and Preferred Units issued in the formation transactions. POP Venture, LLC, a Delaware limited liability company which we refer to as Venture, holds those Common Units and Preferred Units and is controlled by Mr. Shidler. As of December 31, 2017, the one share of Proportionate Voting Preferred Stock represented 88% of our voting power. Therefore, because of his position with us, Shidler Pacific Advisors, Venture and Pacific Office Holding, Inc., and the additional shares of our Class A Common Stock that he holds, Mr. Shidler has the ability to effectively vote 91.4% of our currently outstanding voting securities and has significant influence over our policies and strategy and the operations and control of our business and the business of our Operating Partnership. The interests of Mr. Shidler in these matters may conflict with the interests of our other stockholders. As a result, Mr. Shidler could cause us or our Operating Partnership to take actions that our other stockholders do not support.

Mr. Shidler may compete with us and, therefore, may have conflicts of interest with us.

Mr. Shidler is not party to a noncompetition agreement with us. As a result, Mr. Shidler may invest in office properties in Phoenix or Hawaii that are in markets in which we own an office property. It is therefore possible that a property in which Mr. Shidler or his affiliates have an interest may compete with us in the future.

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

From May 2013 through November 2016, we paid dividends on our outstanding Senior Common Stock at half the stated annualized rate. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock. The difference between the stated dividend and the paid dividend accrues until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future. We did not declare a dividend on our Class A Common Stock in 2017 or 2016, and do not currently expect to declare a dividend on our Class A Common Stock in 2018.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2017 or 2016, and does not expect to do so in 2018.  As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to declare dividends on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed.

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

The issuance of Class A Common Stock in exchange for Senior Common Stock or partnership units of our Operating Partnership and future offerings of debt, preferred stock or other securities may dilute the holdings of, or otherwise adversely impact, our existing stockholders.

We may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium term notes, senior or subordinated notes and classes of preferred stock, convertible preferred units or common stock. Upon liquidation, holders of our debt securities, holders of our Senior Common Stock or any preferred stock with preferential distribution rights that we may issue and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A Common Stock. Future equity offerings and the issuance of Class A Common Stock in exchange for Senior Common Stock or partnership units of our Operating Partnership may dilute the holdings of our existing stockholders. In 2017, 51,000 shares of Class A Common Stock were issued in exchange for 5,100 shares of Senior Common Stock. If we decide to issue preferred stock in addition to our Proportionate Voting Preferred Stock already issued, it could have a preference on liquidation distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to our existing stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.

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

If we were to fail to qualify as a REIT in any tax year, then:

•	we would not be required to make distributions to our stockholders;

•	we would not be allowed to deduct distributions to our stockholders in computing our taxable income;

•	we would be subject to federal income tax, including any applicable alternative minimum tax (for taxable years prior to January 1, 2018), at regular corporate rates; and

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

An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 commonly known as Tax Cuts and Jobs Act (the “Act”), which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). Among the changes made by the Act are the following:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	reducing the maximum corporate tax rate from 35% to 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income;

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’ “adjusted taxable income,” except for taxpayers (including most equity REITs) that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax, for taxable years after December 31, 2017.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us.

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

As of December 31, 2017, we owned four office properties, including the interests in our joint venture properties, comprising 1.9 million rentable square feet in six buildings. The following tables contain descriptive information about our properties as of December 31, 2017, excluding the City Square Sports Club.

Property	No. of Buildings	Year Built/ Renovated	Rentable Sq.Ft.	Annualized Rent(1)	Percentage Ownership	Interest
Wholly-Owned Properties
Waterfront Plaza	1	1988/2006	560,199	$19,024,155	100%	Leasehold
500 Ala Moana Boulevard
Honolulu, HI 96813

Davies Pacific Center	1	1972/2006	374,849	9,833,035	100%	Fee Simple
841 Bishop Street
Honolulu, HI 96813

Pan Am Building(2)	1	1969/2005	221,426	6,985,073	100%	Fee Simple
1600 Kapiolani Boulevard
Honolulu, HI 96814

Total Wholly-Owned Properties	3		1,156,474	$35,842,263

Joint Venture Properties
City Square	3		749,740	$7,924,497	5%	Fee Simple
3800 North Central Avenue		1961/1988
3838 North Central Avenue		1971/1994
4000 North Central Avenue		1965/2000
Phoenix, AZ 85012

Total Joint Venture Properties	3		749,740	$7,924,497

Total Properties	6		1,906,214	$43,766,760
____________________________

(1)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2017. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2017 actual expense reimbursement billings. Joint venture properties are reported with respect to each property in its entirety, rather than the portion of the property represented by our ownership interest. No portion of the joint venture properties’ annualized rent is consolidated in our consolidated financial statements because our interests in our joint venture properties are accounted for under the equity method of accounting.

(2)
As previously discussed, we have entered into a purchase and sale agreement with respect to the sale of the Pan Am Building property. The completion of the sale transaction is expected to occur no later than August 13, 2018.

Occupancy Rates and Annualized Rents

The following table sets forth the occupancy rate and average annualized rent per square foot for each of our wholly-owned properties at December 31 of each of the past five years.

	Percent Leased(1)					Annualized Rent Per Leased SF(2)
Property	2013	2014	2015	2016	2017	2013	2014	2015	2016	2017
Waterfront Plaza	88%	89%	92%	89%	88%	$37.90	$37.16	$38.30	$39.15	$39.45
Davies Pacific Center	84%	77%	80%	77%	78%	34.31	35.18	34.86	34.99	35.16
Pan Am Building	94%	94%	90%	89%	89%	36.67	35.59	35.82	36.59	37.24
Total Weighted Average					85%					$37.75
____________________________

(1)	Based on leases signed as of December 31 of each historical year and rentable square footage.

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

Tenant Diversification

The following table provides information on the ten largest tenants, by annualized rent, in our wholly-owned properties as of December 31, 2017. No single tenant accounts for 10% or more of our total consolidated revenues.

Tenant	Lease Expiration	Leased Square Feet	Annualized Rent(1)	% of Total Annualized Rent	Property	Industry
Oahu Publications Inc.	3/31/2023	47,548	$1,982,627	5.53%	Waterfront Plaza	Media & Journalism
Farmers Insurance Hawaii Inc.	12/31/2017(2)	53,594	1,856,819	5.18%	Waterfront Plaza	Insurance
General Services Administration	6/20/2025	39,662	1,785,507	4.98%	Waterfront Plaza	Government
AT&T Corp.	6/30/2020	26,160	1,141,208	3.18%	Waterfront Plaza	Communications
McCorriston Miller Mukai MacKinnon LLP	12/31/2021	29,231	953,056	2.66%	Waterfront Plaza	Legal Services
Hilton Grand Vacations Company LLC	3/31/2019	25,282	928,213	2.59%	Pan Am Building	Tourism and Hospitality
Honolulu Surgery Center L.P.	6/30/2025	17,026	867,381	2.42%	Waterfront Plaza	Medical
New York Life Insurance Company	8/10/2021	21,242	823,400	2.30%	Davies Pacific Center	Insurance
MDX Hawaii, Inc.	2/28/2022	21,736	783,565	2.19%	Waterfront Plaza	Health Care
DTRIC Management Company, Limited	12/31/2021	20,565	762,171	2.13%	Pan Am Building	Insurance
Total Annualized Rent for Top 10 Tenants			$11,883,947	33.16%

Total Annualized Rent			$35,842,263
____________________________

(1)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2017. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2017 actual expense reimbursement billings.

(2)	Tenant entered into a new lease for 13,239 square feet expiring on December 31, 2024.

The following table contains information about tenants who occupy more than 10% of any of our wholly-owned properties as of December 31, 2017. Each of Waterfront Plaza and Davies Pacific Center has no tenant that occupies more than 10% of the rentable area of such property. No tenant occupies more than 10% of the aggregate rentable area of all of our properties combined.

Property/Tenant	Industry	Lease Expiration(1)	Renewal Option	Total Leased Square feet	% of Rentable Square Feet	Annualized Rent(2)	% of Annualized Rent
Pan Am Building
Hilton Grand Vacations Company LLC	Tourism & Hospitality	3/31/2019	Yes(3)	25,282	11.42%	$928,213	13.29%
____________________________

(1)	Expiration date assumes no exercise of renewal, extension or termination options.

(2)
Annualized rent represents the monthly contractual rent under commenced leases as of December 31, 2017. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2017 actual expense reimbursement billings.

(3)	Hilton Grand Vacations Company has an option to extend its term for an additional 5 years upon 180-days written notice at 90% of the fair market rent.

Lease Distribution by Square Footage

The following table summarizes the lease distributions by square footage for all our wholly-owned properties as of December 31, 2017.

Square Footage Under Lease	Number of Leases	Leases as a % of Total	Rentable Square Feet(1)	Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total
2,500 or less	223	71.47%	204,119	17.65%	$7,565,608	21.11%
2,501 - 10,000	69	22.12%	321,305	27.78%	12,227,594	34.12%
10,001 - 20,000	11	3.53%	139,073	12.02%	5,032,495	14.04%
20,001 - 40,000	7	2.24%	183,878	15.90%	7,177,121	20.02%
40,001 - 100,000	2	0.64%	101,142	8.75%	3,839,445	10.71%
Subtotal	312	100.00%	949,517	82.10%	$35,842,263	100.00%
Signed Leases Not Commenced	—	—	3,254	0.28%
Available for Lease	—	—	167,539	14.49%	—	—
BOMA Adjustment(3)	—	—	36,164	3.13%	—	—
Total	312	100.00%	1,156,474	100.00%	$35,842,263	100.00%
___________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2017. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2017 actual expense reimbursement billings.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

Lease Expirations and Rate Comparisons

The following table summarizes the lease expirations for leases in place as of December 31, 2017 for our wholly-owned properties. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Expiring Square Feet as a % of Total	Annualized Rent(2)	Annualized Rent as a % of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent at Expiration	Annualized Rent Per Leased Square Foot at Expiration(4)
2018	122	212,990	18.42%	$7,594,833	21.19%	$35.66	$7,195,196	$33.78
2019	51	161,479	13.96%	6,023,828	16.81%	37.30	6,092,824	37.73
2020	46	120,658	10.43%	4,693,483	13.09%	38.90	4,849,185	40.19
2021	46	187,024	16.17%	6,938,253	19.36%	37.10	6,890,758	36.84
2022	28	70,463	6.09%	2,601,217	7.26%	36.92	2,778,729	39.44
2023	7	63,314	5.48%	2,562,906	7.15%	40.48	2,784,650	43.98
2024	2	10,081	0.87%	339,658	0.95%	33.69	307,483	30.50
2025	3	64,371	5.57%	3,003,225	8.38%	46.65	3,114,944	48.39
2026	3	14,889	1.29%	652,942	1.82%	43.85	744,042	49.97
2027	1	15,757	1.36%	550,234	1.53%	34.92	630,913	40.04
Thereafter	3	28,491	2.46%	881,684	2.46%	30.95	899,838	31.58
Subtotal/Weighted Average	312	949,517	82.10%	$35,842,263	100.00%	$37.75	$36,288,562	$38.22
Signed Leases Not Commenced	—	3,254	0.28%	—	—	—	—	—
Available for Lease	—	167,539	14.49%	—	—	—	—	—
BOMA Adjustment(5)	—	36,164	3.13%	—	—	—	—	—
Total/Weighted Average	312	1,156,474	100.00%	$35,842,263	100.00%	$30.99	$36,288,562	$31.38
 ____________________________

(1)	Based on BOMA 1996 re-measurement.

(2)
Annualized Rent represents the monthly contractual rent under commenced leases as of December 31, 2017. This amount reflects total rent before abatements and includes contractual expense reimbursements, which are estimated by annualizing December 2017 actual expense reimbursement billings.

(3)	Represents annualized rent divided by leased square feet.

(4)	Represents annualized rent at expiration divided by leased square feet.

(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 re-measurement.

The leases scheduled to expire in the next five years represent approximately 0.8 million rentable square feet or 65.1% of our total rentable square feet of our wholly-owned properties. During the year ended December 31, 2017, changes in average rental rates per square foot for new leases and lease renewals that commenced during the year ended December 31, 2017, as compared to prior average rental rates per square foot in effect for the same space were as follows:

	Leased Square Feet(1)	New Average Rental Rate per Square Foot(1)(2)	Old Average Rental Rate per Square Foot(1)(2)
New leases	19,016	$1.85	$2.06
Lease renewals	118,990	$1.47	$1.43
Total leasing activity	138,006	$1.52	$1.51
 ____________________________

(1)	Excludes leases for which the space was vacant longer than one year, month-to-month leases, leases with terms of less than 12 months, related party leases and right-to-use leases.

(2)	Average rental rate includes contractual base rents from our tenants pursuant to our lease agreements as adjusted for straight-line rate adjustments and rate abatements.

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

Ground Leased Properties

At December 31, 2017 we held a long-term ground leasehold interest in our Waterfront Plaza property.

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

Indebtedness

We maintain material borrowings related to our properties. For detailed information on our borrowings as of December 31, 2017, please refer to the Indebtedness section in Part II, Item 7 of this Annual Report on Form 10-K.

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
The table below sets forth the high and low sales prices for our Class A Common Stock as reported by the OTC Markets from January 1, 2016 through December 31, 2017. No dividends were declared on our Class A Common Stock for any of these periods.

	High	Low
2017
Fourth Quarter	$0.15	$0.10
Third Quarter	$0.17	$0.05
Second Quarter	$0.15	$0.11
First Quarter	$0.18	$0.05

2016
Fourth Quarter	$0.36	$0.10
Third Quarter	$0.51	$0.32
Second Quarter	$1.65	$0.05
First Quarter	$1.75	$0.55

As of March 5, 2018, our Class A Common Stock was held by 37 stockholders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

Our Class B Common Stock has identical voting and dividend rights to our Class A Common Stock, but has no distribution rights upon liquidation. No established public trading market exists for our Class B Common Stock. As of March 5, 2018, our Class B Common Stock was held by one stockholder of record.

There currently is no established public trading market for our Senior Common Stock, and we do not expect to have our shares of Senior Common Stock listed on any securities exchange or quoted on an automated quotation system. As of March 5, 2018, our Senior Common Stock was held by 923 stockholders of record.

Dividends

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by our board of directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Our board of directors authorized daily dividends on the Senior Common Stock for the months of April 2010 through April 2013, in an amount equal to the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such periods were paid on or about the 15th day of the following month. From May 2013 through November 2016, we paid dividends on our outstanding Senior Common Stock at half the stated annualized rate, and beginning December 2016, we ceased payment of dividends on the Senior Common Stock. The difference between the stated dividend and the paid dividend (which amounted to $5.0 million in aggregate as of December 31, 2017) will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

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

We did not declare a dividend on our Class A Common Stock in 2017 or 2016, and do not currently expect to declare a dividend on our Class A Common Stock in 2018. Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units in 2017 or 2016, and does not expect to do so in 2018. As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to pay dividends or other distributions on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2017, we issued 51,000 shares of Class A Common Stock upon the conversion of 5,100 shares of Senior Common Stock. This issuance was made by us in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of December 31, 2017, we owned three office properties, comprising 1.2 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%. As of December 31, 2017, our property portfolio included office buildings in Honolulu and Phoenix.

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

Impairment of Long-Lived Assets. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for each of the years ended December 31, 2017 and 2016.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of December 31, 2017, our maximum exposure to loss with respect to this arrangement is limited to the $0.3 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures. Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for each of the years ended December 31, 2017 and 2016.

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

In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is expected to occur no later than August 13, 2018. Because the sale of the Pan Am Building will not be completed until after the expiration of the sale restriction under the tax protection arrangements, the property does not meet the held for sale criteria of FASB ASC 360 and as a result, is classified as held for use in the accompanying consolidated balance sheets as of December 31, 2017. We will continue to own and operate the property until the completion of the sale. See Note 10 for more discussion on the tax protection arrangements.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2017 and 2016, goodwill of our wholly-owned properties amounted to $37.7 million.

Revenue Recognition. The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.62 million and $0.26 million for the years ended December 31, 2017 and 2016, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables. Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.5 million and $0.2 million, as of December 31, 2017 and 2016, respectively.

We had a total of $1.9 million and $1.8 million of lease security available in security deposits, as of December 31, 2017 and 2016, respectively.

Income Taxes. We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Because we did not have any taxable income to distribute for the years ended December 31, 2017 and 2016, we have not recognized any provision for income taxes.

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

Results of Operations

Our results of operations for the years ended December 31, 2017 and 2016 include the results of our wholly-owned properties (Waterfront Plaza, Davies Pacific Center and Pan Am Building) and our equity in the net earnings (loss) of our unconsolidated joint ventures.

Overview

As of December 31, 2017, our wholly-owned properties were 85.1% leased, with 167,539 square feet available, under a total of 312 leases. As of that date, 18.4% of our leased square footage was scheduled to expire during 2018 and another 14.0% of our leased square footage was scheduled to expire during 2019.

As of December 31, 2016, our wholly-owned properties were 85.2% leased, with 166,222 square feet available, under a total of 324 leases. As of that date, 16.9% of our leased square footage was scheduled to expire during 2017 and another 11.1% of our leased square footage was scheduled to expire during 2018.

The changes in vacant space for our wholly-owned properties for the period from December 31, 2016 to December 31, 2017 are shown below:

Rentable Square Feet
Vacant space available at December 31, 2016	166,222
Expired or terminated during the period(1)	176,640
Square footage adjustments and exclusions(2)	(1,870)
Total space available for lease	340,992
New leases	29,757
Renewed leases	143,696
Total space leased during the period	173,453
Vacant space available at December 31, 2017	167,539
___________________________

(1)	Includes leases that expired on the last day of the prior period.

(2)	Includes adjustments for remeasured square footage, right-to-use leases and month-to-month storage leases.

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

Comparison of the year ended December 31, 2017 to
the year ended December 31, 2016 (in thousands)

	2017	2016	$ Change	% Change
Revenue:
Rental	$21,221	$21,206	$15	0.1%
Tenant reimbursements	17,406	16,851	555	3.3%
Parking	6,448	6,390	58	0.9%
Other	419	330	89	27.0%
Total revenue	45,494	44,777	717	1.6%
Expenses:
Rental property operating	25,951	25,384	567	2.2%
General and administrative	1,964	1,744	220	12.6%
Depreciation and amortization	10,361	10,477	(116)	(1.1)%
Interest	22,368	20,917	1,451	6.9%
Total expenses	60,644	58,522	2,122	3.6%
Loss before equity in net income (loss) of unconsolidated joint ventures	(15,150)	(13,745)	(1,405)	10.2%
Equity in net income (loss) of unconsolidated joint ventures	1,349	(219)	1,568	NM

Net loss	$(13,801)	$(13,964)	$163	(1.2)%
___________________________

NM	Not meaningful.

Revenues

Rental revenue. Total rental revenue increased by an insignificant amount compared to the prior year.

Tenant reimbursements. Total tenant reimbursements increased by $0.6 million, or 3.3%, primarily due to increases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.3 million) and Pan Am Building ($0.1 million) and electricity expense reimbursements at Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.1 million) compared to the prior year period.

Parking revenue. Total parking revenue increased by $0.1 million, or 0.9%, primarily due to increased parking revenues at Waterfront Plaza compared to the prior year period.

Other revenue. Total other revenue increased by $0.1 million, or 27.0%, primarily due to a termination fee that arose from a significant Waterfront Plaza tenant who vacated its leased premises in the current year period.

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.6 million, or 2.2%, primarily due to increases in electricity usage at Davies Pacific Center ($0.2 million) and at Waterfront Plaza ($0.2 million), increases in real property taxes at Pan Am Building ($0.1 million) and Waterfront Plaza ($0.1 million) and an increase in bad debt expense at Waterfront Plaza ($0.4 million), partially offset by reimbursements received for janitorial maintenance expenses at Davies Pacific Center ($0.3 million) and a decrease in general excise taxes due to a refund at Waterfront Plaza ($0.1 million) in the current year period.

General and administrative expense. Total general and administrative expense increased by $0.2 million, or 12.6%, primarily due to an increase in professional services fees compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expense decreased by $0.1 million, or 1.1%, primarily due to a decrease in depreciation and amortization expenses at Davies Pacific Center ($0.3 million) as a result of assets being fully depreciated, partially offset by an increase in depreciation expenses at Waterfront Plaza ($0.2 million) primarily due to write-offs in the current year period of tenant improvements related to tenants at Waterfront Plaza that vacated their leased premises early.

Interest expense. Total interest expense increased by $1.5 million, or 6.9%, primarily due to increases in loan amortization fees related to the new loan attributable to Davies Pacific Center ($0.3 million), Pan Am Building ($0.5 million) and Waterfront Plaza ($0.4 million) and an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.3 million) as compared to the prior year period.

Equity in net income (loss) of unconsolidated joint ventures

Equity in net income (loss) of unconsolidated joint ventures increased by $1.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase is primarily attributable to the gain on sale of the Pacific Business News Building property in March 2017.

Cash Flows

Net cash provided by operating activities was $4.0 million for the year ended December 31, 2017 compared to net cash used in operating activities of $0.6 million for the year ended December 31, 2016. The increase was primarily the result of a decrease in funds deposited to our restricted cash reserve accounts for operating activities, as compared to the prior year, pursuant to certain provisions of our mortgage loan agreement entered into in August 2016 ($2.2 million), decreases in interest payments ($0.3 million) and prepayments ($1.0 million) as compared to the prior year period, deferring payment of the Company’s quarterly advisory fees in order to preserve cash in the current year period ($0.7 million) and insurance reimbursements related to janitorial maintenance expenses received in the current year period ($0.3 million).

Net cash used in investing activities was $3.1 million for the year ended December 31, 2017 compared to $11.7 million for the year ended December 31, 2016. The decrease was primarily the result of a decrease in funds deposited to our restricted cash reserve accounts used for capital expenditures ($9.0 million), as compared to the prior year period, pursuant to certain provisions of our mortgage loan agreement entered into in August 2016 and a distribution from one of our joint ventures which sold the Pacific Business News Building property in March 2017 ($1.9 million), partially offset by an increase in capital expenditures ($2.2 million) as compared to the prior year period.

Net cash used in financing activities was $0.8 million for the year ended December 31, 2017 compared to net cash provided by financing activities of $9.9 million for the year ended December 31, 2016. The decrease was primarily due to proceeds from our mortgage loan ($280.5 million) and borrowings from a related party ($3.0 million) in the prior year period, partially offset by a decrease in repayment of mortgage loans ($265.8 million) compared to the prior year period and refinancing costs of our mortgage loans ($6.1 million) and Senior Common Stock dividends ($0.9 million) paid in the prior year period.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income. As discussed further below, however, we did not declare dividends on our Class A Common Stock during fiscal 2017 and 2016, and we do not currently expect to declare dividends on our Senior Common Stock or our Class A Common Stock during fiscal 2018.

Our business is capital intensive and our ability to maintain our operations depends on our cash flow from operations and our ability to raise additional capital on acceptable terms. Our primary focus is to preserve and generate cash.

We expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs through the first quarter of 2019. Accordingly, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements from our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

In August 2016, we entered into (1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and (2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is expected to occur no later than August 13, 2018. See Note 8 for more discussion on the new loan agreement and Note 12 for more discussion on the contemplated sale of our Pan Am Building.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler Equities, L.P. (“Shidler LP”), a Hawaii limited partnership controlled by Mr. Shidler, in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 9 for more discussion on this promissory note.

In March 2017, we completed the sale of our Pacific Business News Building joint venture property to an unrelated third party. See Note 12 for more discussion on the sale of our Pacific Business News Building joint venture property.

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

Unrestricted and restricted cash on hand

As of December 31, 2017, we had $1.6 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $12.4 million. A summary of our restricted cash reserves is as follows (in thousands):

December 31, 2017
Leasing and capital expenditure reserves	$6,681
Ground lease reserves	—
Tax, insurance and other working capital reserves	2,095
Collateral accounts	1,747
Tenant security deposits	1,895
Total restricted cash	$12,418

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

Distributions from joint ventures

In March 2017, the Pacific Business News Building property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Our share of the final distributed net proceeds amounted to $2.0 million.

Following the sale of the Pacific Business News Building property, we are currently partners with third parties in two joint ventures, holding one office property and a sports club associated with that property in Phoenix, Arizona. Distributions from our joint ventures depend significantly on our joint ventures’ ability to generate positive cash flow from their rental operations or the sale of properties held by them. Our joint ventures’ ability to successfully manage their operations or identify, negotiate and close sale transactions on acceptable terms or at all is uncertain.

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

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. We originally contributed the Pacific Business News Building to our unconsolidated joint venture in April 2011. As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We believe that liability under these tax protection agreements is not reasonably estimable since such estimates are contingent upon actual tax losses incurred by the contract parties which is not yet available at this time and accordingly, have not accrued any amounts for any such liability.

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to a third party buyer for cash consideration of $78.5 million. The completion of the sale transaction is expected to occur no later than August 13, 2018. See Note 8 for more discussion on the new loan agreement and Note 12 for the contemplated sale of our Pan Am Building.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts. As of December 31, 2017, we had cash reserves of $6.7 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $6.0 million and other projected obligations of $2.0 million through 2018.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the year ended December 31, 2017
	New Leases	Renewed Leases	Total Leases
Square feet	29,757	143,696	173,453
Tenant improvement costs per square foot(1)	$8.03	$11.03	$10.52
Leasing commission costs per square foot	6.73	3.38	3.95
Total tenant improvement and leasing commission costs	$14.76	$14.41	$14.47
___________________________

(1)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of December 31, 2017, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $301.2 million and our unsecured promissory notes with a carrying value of $32.4 million) was $333.6 million, with a weighted average interest rate of 5.61% and a weighted average remaining term of 1.68 years. See “Indebtedness” below for additional information with respect to our consolidated debt.

In August 2016, we entered into a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016. See Note 8 for more discussion on the new loan agreement.

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

We did not declare a dividend on our Class A Common Stock during 2017, and do not currently expect to declare a dividend on our Class A Common Stock in 2018. Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2017, and does not expect to do so for 2018. As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to pay dividends or other distributions on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

For the year ended December 31, 2016 , we paid an aggregate of $0.9 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such period at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such period were paid on or about the 15th day of the following month. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock and accordingly did not pay any dividends on the Senior Common Stock for the year ended December 31, 2017. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock (which amounted to $5.0 million in aggregate as of December 31, 2017) will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

At December 31, 2017, the cumulative unpaid distributions attributable to Preferred Units were $15.9 million, which we do not anticipate to pay in 2018.

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

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to our borrowings with respect to our consolidated property loan and our revolving line of credit as of December 31, 2017:

	Amount	Maturity Date
Consolidated property loan(1)	$279,051	8/11/2019
Revolving line of credit(2)	25,000	12/31/2019
Outstanding principal balance	304,051
Less: unamortized deferred loan fees, net	(2,870)
Mortgage and other loans, net	$301,181
 ___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement. The loan may be prepaid in whole prior to its maturity date, subject to a spread maintenance prepayment premium and by providing a 30-day prepayment notice and complying with certain prepayment conditions. As of December 31, 2017, the applicable One-Month LIBOR Rate was 1.432%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of December 31, 2017, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

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

In connection with the new loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is expected to occur no later than August 13, 2018. See Note 10 for more discussion on the tax protection arrangements. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the new loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2019. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of December 31, 2017 and 2016, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At December 31, 2017 and 2016, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC, a Delaware limited liability company controlled by Mr. Shidler, which we refer to as Venture, and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend maturity for one additional year. The maturity date of these promissory notes has subsequently been extended to December 31, 2019.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 10 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of these promissory notes has subsequently been extended to December 31, 2019.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory note was originally scheduled to mature on December 31, 2017. The maturity date of this promissory note has subsequently been extended to December 31, 2019.

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

For the period from March 20, 2008 through December 31, 2017, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At December 31, 2017 and 2016, $23.0 million and $19.1 million, respectively, of accrued interest primarily attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Controls - Integrated Framework. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.

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

Information Regarding Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers (neither of whom are directors), based on information furnished to us by each director and executive officer as of February 2018. Each executive officer holds office until the regular meeting of the board of directors following the next annual meeting of stockholders and until his or her successor is duly elected and qualifies or until his or her earlier resignation or removal.

Directors

Jay H. Shidler, 71, has been Chairman of our board of directors since March 2008. Mr. Shidler is the founder and Managing Partner of The Shidler Group, a national real estate investment firm. Since forming The Shidler Group in 1972, Mr. Shidler and his affiliates have acquired and managed over 2,000 properties in 40 states and Canada. Mr. Shidler has founded and has been the initial investor in numerous public and private companies. In addition to the Company, these include three other public REITs - TriNet Corporate Realty Trust, Inc. (formerly NYSE: TRI), now part of iStar Financial; First Industrial Realty Trust, Inc. (NYSE: FR), and Corporate Office Properties Trust (NYSE: OFC). Mr. Shidler served as Chairman of the board of trustees of Corporate Office Properties Trust from October 1997 through May 2013 and as a trustee until May 2014. Mr. Shidler also served as Chairman of the board of directors of First Industrial Realty Trust, Inc. from 1993 through January 2009, and as a director until May 2010. Mr. Shidler is an active supporter of a number of educational, cultural and charitable organizations. He received a bachelor’s degree in business administration from the University of Hawaii. In honor of Mr. Shidler, in 2006, the University of Hawaii renamed its business school the Shidler College of Business.

We believe that Mr. Shidler’s demonstrated board leadership, significant expertise in the field of real estate investment and finance and his experience with public REITs is invaluable to us, and highly qualifies him as a member of our board of directors.

Michael W. Brennan, 61, has been a member of our board of directors since March 2008. Since January 2010, Mr. Brennan has served as Chairman of Brennan Investment Group, LLC, a group specializing in industrial properties. From 1999 to 2008, Mr. Brennan served as President, Chief Executive Officer and a member of the board of directors of First Industrial Realty Trust, Inc. (NYSE: FR) and from 1994, the year he co-founded First Industrial, to 1999, he served as its Chief Operating Officer and Chief Acquisitions Officer. Mr. Brennan joined The Shidler Group as its principal acquisitions executive in 1986 and was named partner of its Mid-West region in 1988. He began his career as an investment specialist with CB Commercial (now CB Richard Ellis Group, Inc.), a commercial real estate brokerage firm. Mr. Brennan has orchestrated more than $12 billion in industrial real estate transactions in the course of his 30-year career and is considered an industry expert, having appeared on CNBC, CNNfn and Bloomberg Television. In May 2009, Mr. Brennan was appointed Executive Director of the James A. Graaskamp School of Real Estate at the University of Wisconsin. From 2005 to 2009, Mr. Brennan served as a director of Strategic Hotels & Resorts, Inc. (NYSE: BEE). He holds a bachelor’s degree in finance from the University of Notre Dame.

We believe that Mr. Brennan’s experience in acquiring and operating commercial real estate, and experience with a public REIT, including as Chief Executive Officer and a director of First Industrial Realty Trust, Inc., adds valuable insight to our board and highly qualifies him as a member of our board of directors.

Executive Officers

Lawrence J. Taff, 60, has served as our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and as President of our Advisor, since March 2012. Prior to that, Mr. Taff served as our Executive Vice President since January 2009. Mr. Taff has been a partner of The Shidler Group since 1995, responsible for overseeing financial management and property operations in Hawaii. Mr. Taff began his career with Arthur Andersen LLP in 1980. Rising to the position of Tax

Partner in 1993, he was responsible for real estate consulting as well as tax compliance and consulting. Mr. Taff received a bachelor’s degree in accounting from California Polytechnic University, Pomona and is a certified public accountant.

Kimberly F. Aquino, 53, has served as our Vice President and Corporate Secretary, and as Vice President and Corporate Secretary of our Advisor, since March 2012. Prior to that, Ms. Aquino served as our Corporate Secretary since February 2011. She also served in that capacity from March 2008 to May 2009. Ms. Aquino has been a managing partner of The Shidler Group since 2013 and a partner since 2009 and has served in various capacities in The Shidler Group since 1991, including as Senior Vice President from 2004 to 2009 and Assistant Vice President and Vice President from 1995 to 2004. Prior to joining The Shidler Group, Ms. Aquino managed the national and international referral network at a large real estate brokerage firm.

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

To the best of the Company’s knowledge and based solely on written representations that no reports were required, no officers, directors or greater than 10% beneficial owners failed to file, on a timely basis, any Forms 3, 4 or 5 during the year ended December 31, 2017.

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

2017 Director Compensation

In 2017, our directors were entitled to an annual fee of $45,000. Mr. Shidler waived his annual fee. We do not pay meeting fees to our directors, although our directors are entitled to reimbursement for reasonable out-of-pocket costs incurred in connection with their services as directors. Neither of the directors named in the table below held any outstanding equity awards as of December 31, 2017.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jay H. Shidler	—	—	—	—	—	—	—
Michael W. Brennan	$45,000	—	—	—	—	—	$45,000

Executive Officer Compensation

We are externally advised by Shidler Pacific Advisors and have no employees of our own. We do not, and did not at any time during the years ended December 31, 2017 or 2016, compensate our executive officers for their service in such capacity, and we do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers.

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

Outstanding Equity Awards at Fiscal Year-End 2017

Neither of our executive officers held any outstanding equity awards at December 31, 2017. We do not currently, and did not as of December 31, 2017, have an equity compensation plan for the benefit of our directors, our executive officers or employees of Shidler Pacific Advisors.

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

The following table sets forth certain information regarding beneficial ownership and voting power of all of our Class A Common Stock as of March 8, 2018, by: (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each person who we know to own beneficially more than 5% of our Class A Common Stock. As of March 8, 2018, none of our directors or executive officers owns any shares of Senior Common Stock or Class B Common Stock. To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

	Shares Beneficially Owned(3)				Number of Limited Partnership Units Representing Economic Interests(5)
Name and Address(2)	Number of Shares of Class A Common Stock		Percent of Class	Percent of Total Voting Power(4)
Jay H. Shidler	46,921,043	(6)	18.7%	89.3%	18,657,829
Michael W. Brennan	26,109		(1)	(1)	133,514
Lawrence J. Taff	188,247		4.7%	(1)	4,477,052
Kimberly F. Aquino	—		—	—	330,989
All directors and executive officers as a group (four persons)(7)	47,135,399		24.1%	89.7%	23,599,384
James C. Reynolds	477,004	(8)	11.9%	(1)	10,827,368
Matthew J. Root	198,247	(9)	5.0%	(1)	4,502,589
___________________________

(1)	Less than 1%.

(2)	Unless otherwise indicated, the address for each listed person is c/o Pacific Office Properties Trust, Inc., 841 Bishop Street, Suite 1700, Honolulu, Hawaii 96813.

(3)
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 and generally includes securities that a person has the right to acquire within 60 days.

(4)
Based on a total of 3,992,142 shares of Class A Common Stock, 100 shares of Class B Common Stock, 2,405,739 shares of Senior Common Stock and one share of Proportionate Voting Preferred Stock outstanding as of March 8, 2018. In calculating the percentage of total voting power, the voting power of shares of Class A Common Stock (one vote per share), Class B Common Stock (one vote per share), Senior Common Stock (one vote per share) and Proportionate Voting Preferred Stock (one vote for each share of Class A Common Stock for which the Common Units and Preferred Units held by POP Venture, LLC, referred to as Venture, could be exchanged, or 46,173,693 votes) has been aggregated.

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

For performing services under the Advisory Agreement, during the years ended December 31, 2017 and 2016, Shidler Pacific Advisors was entitled to:

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

The fees that were earned by Shidler Pacific Advisors, as described above, are summarized in the table below (in thousands):

	For the year ended December 31,
	2017	2016
Property management(1)	$1,913	$2,004
Corporate management	700	700
Construction management and other	97	125
Total	$2,710	$2,829
___________________________

(1)	Property management fees are calculated as a percentage of the rental cash receipts collected by the properties (ranging from 2.5% to 3.0%), plus the payroll costs of on-site employees.

Shidler Pacific Advisors leased space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.6 million for each of the years ended December 31, 2017 and 2016. At December 31, 2017, we owed Shidler Pacific Advisors $1.1 million, primarily related to deferred corporate management fees.

Unsecured Notes Payable to Current and Former Related Persons

We have outstanding promissory notes in the aggregate principal amount of $32.4 million payable by the Operating Partnership to certain current and former related persons.

In 2008, we issued promissory notes in the aggregate principal amount of $21.1 million as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us as part of our formation transactions in 2008. These promissory notes accrue interest at a rate of 7% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. These promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but we elected to extend maturity for one additional year. The maturity date of these promissory notes has subsequently been extended to December 31, 2019.

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

In February 2014, we issued promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. The notes were issued to the following persons or to entities controlled by such persons in the following principal amounts: Mr. Shidler ($2.0 million), Mr. Taff ($1.1 million), Mr. Reynolds ($2.7 million), Mr. Ingebritsen ($1.3 million) and Mr. Root ($1.3 million). These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of these promissory notes has subsequently been extended to December 31, 2019.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory note was originally scheduled to mature on December 31, 2017. The maturity date of this promissory note has subsequently been extended to December 31, 2019.

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

For the period from March 20, 2008 through December 31, 2017, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to a portion of the notes exchanged for Class A Common Stock in 2009. At December 31, 2017, accrued and unpaid interest payable to current and former related parties totaled $23.0 million.

Indemnification Agreements

As security for the Operating Partnership’s credit agreement with First Hawaiian Bank, Shidler LP pledged to First Hawaiian Bank a certificate of deposit in the principal amount of $25 million. As a condition to the pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge. In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by First Hawaiian Bank and applied to the payment of principal, interest and/or charges under the credit agreement, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.00% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP. Pursuant to the indemnification agreement, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.00% of the entire $25 million principal amount of the certificate of deposit. During each of the years ended December 31, 2017 and 2016, we recognized $0.5 million to Shidler LP pursuant to this agreement. As of December 31, 2017, we have accrued approximately $0.9 million of interest payments owed to Shidler LP for this annual fee.

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

Fees

The following table sets forth the aggregate fees of our principal accountant, Ernst & Young LLP, for professional services rendered on behalf of the Company and its subsidiaries for fiscal years 2017 and 2016, as well as all out-of-pocket costs incurred in connection with these services (amounts in thousands):

	For the year ended December 31,
	2017	2016
Audit Fees	$365	$352
Tax Fees	131	136
Total	$496	$488

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

PART IV

ITEM 15.  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1) and (2) Consolidated Financial Statements

Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm Ernst & Young LLP	F-1
Consolidated Balance Sheets of the Company as of December 31, 2017 and December 31, 2016	F-2
Consolidated Statements of Operations of the Company for the years ended December 31, 2017 and December 31, 2016	F-3
Consolidated Statements of Equity (Cumulative Deficit) of the Company for the years ended December 31, 2017 and December 31, 2016	F-4
Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2017 and December 31, 2016	F-6
Notes to Consolidated Financial Statements	F-8

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
3.9
Second Amended and Restated Bylaws of Pacific Office Properties Trust, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 24, 2017 (File No. 001-09900) and incorporated herein by reference).

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

Exhibit No.	Description
10.29
Fourth Amendment to Loan Documents (2015), dated December 31, 2015, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 11, 2016 (File No. 001-09900) and incorporated herein by reference).

10.30
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

10.32
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

10.33
Purchase and Sale Agreement, dated August 11, 2016, among Pan Am I, LLC, Pan Am II, LLC, Pan Am III, LLC, Pan Am IV, LLC and Don Quijote (USA) Co., Ltd. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016 (File No. 001-09900) and incorporated herein by reference).

10.34
Indemnification Agreement, dated as of August 11, 2016, between Pacific Office Properties, L.P. and Jay H. Shidler. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2016 (File No. 001-09900) and incorporated herein by reference).

10.35
Fifth Amendment to Loan Documents (2016), dated December 30, 2016, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed March 23, 2017 (File No. 001-09900) and incorporated herein by reference).

10.36
Fifth Amendment to Indemnification Agreement, dated as of December 31, 2016, between Pacific Office Properties, L.P. and Shidler Equities L.P. (previously filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed March 23, 2017 (File No. 001-09900) and incorporated herein by reference).

10.37	Sixth Amendment to Loan Documents (2017), dated December 29, 2017, among First Hawaiian Bank, Pacific Office Properties, L.P. and Shidler Equities L.P. (Filed herewith.)

10.38	Sixth Amendment to Indemnification Agreement, dated as of December 29, 2017, between Pacific Office Properties, L.P. and Shidler Equities L.P. (Filed herewith).

10.39	Fourth Amendment to Subordinated Promissory Notes, dated as of December 29, 2017, among Pacific Office Properties, L.P. and the holders named therein (Filed herewith).

21.1	Subsidiaries of Pacific Office Properties Trust, Inc. (Filed herewith.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Furnished herewith.)

ITEM 16.  -  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	March 9, 2018	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence J. Taff	Chief Executive Officer and Chief Financial Officer	March 9, 2018
Lawrence J. Taff	(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

/s/ Jay H. Shidler	Chairman of the Board	March 9, 2018
Jay H. Shidler

/s/ Michael W. Brennan	Director	March 9, 2018
Michael W. Brennan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pacific Office Properties Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Office Properties Trust, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity (cumulative deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects that funds from operations, including existing cash on hand, will be insufficient to meet its working capital requirements and capital and tenant improvements obligations which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.
Honolulu, Hawaii
March 9, 2018

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Investments in real estate, net	$188,612	$192,016
Cash and cash equivalents	1,588	1,431
Restricted cash	12,418	14,065
Rents and other receivables, net	977	928
Deferred rents	3,362	3,984
Intangible assets, net	4,765	5,261
Prepaid expenses	1,040	1,173
Goodwill	37,665	37,665
Investments in unconsolidated joint ventures	298	812
Total assets	$250,725	$257,335

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$301,181	$299,699
Unsecured notes payable to current and former related parties	32,433	32,433
Accounts payable and other liabilities	51,318	45,277
Accrued interest payable to current and former related parties (Note 9)	23,001	19,091
Acquired below-market leases, net	2,778	3,010
Total liabilities	410,711	399,510

Commitments and contingencies (Note 10)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at December 31, 2017 and 2016	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,057 and $24,108 as of December 31, 2017 and 2016, respectively) 40,000,000 shares authorized, 2,405,739 and 2,410,839 shares issued and outstanding at December 31, 2017 and 2016, respectively	21,408	21,459
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,992,142 and 3,941,142 shares issued and outstanding at December 31, 2017 and 2016, respectively	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at December 31, 2017 and 2016	—	—
Additional paid-in capital	161	110
Cumulative deficit	(182,747)	(178,817)
Total stockholders’ equity (deficit)	(160,993)	(157,063)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(126,261)	(112,380)
Total equity (deficit)	(159,986)	(142,175)
Total liabilities and equity (deficit)	$250,725	$257,335

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the year ended December 31,
	2017	2016
Revenue
Rental	$21,221	$21,206
Tenant reimbursements	17,406	16,851
Parking	6,448	6,390
Other	419	330
Total revenue	45,494	44,777
Expenses
Rental property operating	25,951	25,384
General and administrative	1,964	1,744
Depreciation and amortization	10,361	10,477
Interest	22,368	20,917
Total expenses	60,644	58,522

Loss before equity in net income (loss) of unconsolidated joint ventures	(15,150)	(13,745)
Equity in net income (loss) of unconsolidated joint ventures	1,349	(219)
Net loss	(13,801)	(13,964)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(2,273)	(2,273)
Common unitholders in the Operating Partnership	13,881	14,056
Net loss attributable to non-controlling interests	11,608	11,783

Net loss attributable to common stockholders before dividends paid and accrued on Senior Common Stock	(2,193)	(2,181)
Dividends paid and accrued on Senior Common Stock	(1,737)	(1,748)
Net loss attributable to common stockholders	$(3,930)	$(3,929)

Net loss per common share - basic and diluted	$(1.00)	$(1.00)

Weighted average number of common shares outstanding - basic and diluted	3,953,784	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit) (in thousands, except share and unit data)

	For the year ended December 31,
	2017	2016
Common Stock
Balance at beginning of period	$185	$185
Balance at end of period	$185	$185

Senior Common Stock
Balance at beginning of period	$21,459	$21,459
Exchange of Senior Common Stock for Class A Common Stock	(51)	—
Balance at end of period	$21,408	$21,459

Additional Paid-In Capital
Balance at beginning of period	$110	$110
Issuance of Class A Common Stock	51	—
Balance at end of period	$161	$110
	.
Cumulative Deficit
Balance at beginning of period	$(178,817)	$(174,888)
Net loss	(2,193)	(2,181)
Distributions	(1,737)	(1,748)
Balance at end of period	$(182,747)	$(178,817)

Total Stockholders’ Equity (Cumulative Deficit)
Balance at beginning of period	$(157,063)	$(153,134)
Net loss	(2,193)	(2,181)
Exchange of Senior Common Stock for Class A Common Stock	(51)	—
Issuance of Class A Common Stock	51	—
Distributions	(1,737)	(1,748)
Balance at end of period	(160,993)	(157,063)
Non-Controlling Interests
Balance at beginning of period	14,888	28,944
Net loss	(11,608)	(11,783)
Distributions	(2,273)	(2,273)
Balance at end of period	1,007	14,888
Total Equity (Deficit)	$(159,986)	$(142,175)

Pacific Office Properties Trust, Inc. Consolidated Statements of Equity (Cumulative Deficit), continued (in thousands, except share and unit data)

	For the year ended December 31,
	2017	2016
Common Units
Balance at beginning of period	14,101,004	14,101,004
Balance at end of period	14,101,004	14,101,004

Preferred Units
Balance at beginning of period	4,545,300	4,545,300
Balance at end of period	4,545,300	4,545,300

Shares of Common Stock (Class A and Class B)
Balance at beginning of period	3,941,242	3,941,242
Issuance of Class A Common Stock	51,000	—
Balance at end of period	3,992,242	3,941,242

Shares of Senior Common Stock
Balance at beginning of period	2,410,839	2,410,839
Exchange of Senior Common Stock for Class A Common Stock	(5,100)	—
Balance at end of period	2,405,739	2,410,839

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2017	2016
Operating activities
Net loss	$(13,801)	$(13,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,361	10,477
Gain on the sale of property	—	(55)
Deferred rent	622	(264)
Deferred ground rents	1,241	1,241
Interest amortization and interest accrued on related party notes	6,278	4,695
Below-market lease amortization	(232)	(232)
Equity in net (income) loss of unconsolidated joint ventures	(1,349)	219
Bad debt expense	287	15
Changes in operating assets and liabilities:
Restricted cash for operating activities	223	(2,000)
Rents and other receivables	(335)	(2)
Prepaid expenses	133	(913)
Accounts payable and other liabilities	554	206
Net cash provided by (used in) operating activities	3,982	(577)

Investing activities
Additions to and improvement of real estate	(5,646)	(3,425)
Distributions from unconsolidated joint ventures	1,953	25
Contributions to unconsolidated joint ventures	(90)	(143)
Net sales proceeds from the sale of property	—	111
Payment of leasing commissions	(703)	(654)
Change in restricted cash used for capital expenditures	1,424	(7,600)
Net cash used in investing activities	(3,062)	(11,686)

Financing activities
Repayment of mortgage notes payable	(834)	(266,615)
Proceeds from mortgage notes payable	—	280,500
Borrowing from related party	—	3,000
Security deposits	71	(45)
Financing costs	—	(6,089)
Senior Common Stock dividends	—	(874)
Net cash (used in) provided by financing activities	(763)	9,877

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands)

	For the year ended December 31,
	2017	2016

Increase (decrease) in cash and cash equivalents	157	(2,386)
Cash and cash equivalents at beginning of period	1,431	3,817
Cash and cash equivalents at end of period	$1,588	$1,431

Supplemental cash flow information
Interest paid	$15,961	$16,268

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$4,010	$3,147
Change in accrued capital expenditures	$113	$(117)

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

Through our Operating Partnership, as of December 31, 2017, we owned three office properties, comprising 1.2 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $13.8 million and $14.0 million for the years ended December 31, 2017 and 2016, respectively, and have incurred cumulative net losses since inception of $256.8 million. At December 31, 2016, there was substantial doubt about our ability to continue as a going concern primarily because we expected our funds from operations, including existing cash on hand, would be insufficient to meet our working capital requirements and capital and tenant improvement obligations. As of December 31, 2017, we still expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs through the first quarter of 2019. This condition raises substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon raising additional capital on acceptable terms or generating sufficient cash flow to continue operations. No assurance can be given that we will be successful in these efforts. We expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements from our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

We expect that our funds from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs through the first quarter of 2019. Accordingly, we expect that we may need to contribute existing properties to joint ventures with third parties or raise additional capital, either from debt or equity. We also intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements of our reserves on a timely basis. We may also consider strategic alternatives, including a sale, merger, other business combination or recapitalization, of the Company.

In August 2016, we entered into (1) a new loan agreement, the proceeds of which were used to repay in full the existing mortgage loans that were scheduled to mature on various dates in 2016 and (2) a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is expected to occur no later than August 13, 2018. See Note 8 for more discussion on the new loan agreement, Note 12 for more discussion on the contemplated sale of our Pan Am Building and Note 10 for more discussion on the tax protection arrangements.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler Equities, L.P. (“Shidler LP”), a Hawaii limited partnership controlled by Mr. Shidler, in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 9 for more discussion on this promissory note.

We are focused on ensuring our properties are operating as efficiently as possible. We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services. We have no employees and rely upon our advisor to provide substantially all of our day-to-day management. We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our current and prospective business. At December 31, 2017, deferred corporate management fees owed to Shidler Pacific Advisors amounted to $0.9 million, and are included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts. As of December 31, 2017, we had cash reserves of $6.7 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $6.0 million with other projected discretionary obligations of $2.0 million through 2018.

As of December 31, 2017, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $301.2 million and our unsecured promissory notes with a carrying value of $32.4 million) was $333.6 million, with a weighted average interest rate of 5.61% and a weighted average remaining term of 1.68 years.

As of December 31, 2017, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2019. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

amount of $32.4 million (together with accrued and unpaid interest of $23.0 million) scheduled to mature the earlier of (i) December 31, 2019 and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under its indemnification agreement with Shidler LP relating to the security pledge by Shidler LP in support of our revolving credit facility.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for each of the years ended December 31, 2017 and 2016.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of December 31, 2017, our maximum exposure to loss with respect to this arrangement is limited to the $0.3 million carrying value of our investments in the unconsolidated joint ventures.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for each of the years ended December 31, 2017 and 2016.

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

In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is expected to occur no later than August 13, 2018. Because the sale of the Pan Am Building will not be completed until after the expiration of the sale restriction under the tax protection arrangements, the property does not meet the held for sale criteria of FASB ASC 360 and as a result, is classified as held for use in the accompanying consolidated balance sheets as of December 31, 2017. We will continue to own and operate the property until the completion of the sale. See Note 10 for more discussion on the tax protection arrangements.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of December 31, 2017 and 2016, goodwill of our wholly-owned properties amounted to $37.7 million.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.62 million and $0.26 million for the years ended December 31, 2017 and 2016, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.5 million and $0.2 million, as of December 31, 2017 and 2016, respectively.

We had a total of $1.9 million and $1.8 million of lease security available in security deposits, as of December 31, 2017 and 2016, respectively.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 establishes that companies may recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We evaluated the impact of this pronouncement on our consolidated financial statements by reviewing our revenue streams and concluded that only our parking revenue stream falls under the scope of this pronouncement. We also evaluated the impact of this pronouncement

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

on the timing and recognition of revenues of our parking arrangements and determined there was no change in the recognition of revenues from our current accounting practice. We concluded the adoption of this pronouncement would not have a material effect on our consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”). ASU No. 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

3.    Investments in Real Estate, net

Our investments in real estate, net, are summarized as follows (in thousands):

	December 31, 2017	December 31, 2016
Land and land improvements	$33,763	$33,763
Building and building improvements	201,709	201,031
Tenant improvements	32,991	33,946
Construction in progress	4,550	1,301
Furniture, fixtures and equipment	1,794	1,391
Investments in real estate	274,807	271,432
Less: accumulated depreciation	(86,195)	(79,416)
Investments in real estate, net	$188,612	$192,016

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.    Intangible Assets and Acquired Below-Market Leases, net

Our identifiable intangible assets and acquired below-market leases, net, are summarized as follows (in thousands):

	December 31, 2017	December 31, 2016
Acquired leasing commissions:
Gross amount	$6,636	$7,156
Accumulated amortization	(3,892)	(4,101)
Acquired leasing commissions, net	2,744	3,055

Acquired leases in place:
Gross amount	4,727	5,271
Accumulated amortization	(4,628)	(5,164)
Acquired leases in place, net	99	107

Acquired tenant relationship costs:
Gross amount	9,254	9,254
Accumulated amortization	(9,170)	(9,058)
Acquired tenant relationship costs, net	84	196

Acquired other intangibles:
Gross amount	3,046	3,073
Accumulated amortization	(1,208)	(1,170)
Acquired other intangibles, net	1,838	1,903

Intangible assets, net	$4,765	$5,261

Acquired below-market leases:
Gross amount	$6,542	$6,552
Accumulated amortization	(3,764)	(3,542)
Acquired below-market leases, net	$2,778	$3,010

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

	For the year ended December 31,
	2017	2016
Intangible assets amortization	$1,202	$1,365
Acquired below-market lease amortization	$232	$232

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the estimated net amortization of intangible assets and acquired below-market leases at December 31, 2017 for the next five years (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Weighted Average Amort. Period (Years)
Leasing commissions	$758	$619	$469	$313	$196	$389	$2,744	3.1
Leases in place	8	8	8	8	8	59	99	6.5
Tenant relationship costs	24	13	3	3	3	38	84	6.1
Other intangibles	65	65	65	65	65	1,513	1,838	14.8
Intangible assets, net	$855	$705	$545	$389	$272	$1,999	$4,765

Acquired below-market leases	$232	$232	$232	$232	$232	$1,618	$2,778	6.5

5.    Investments in Unconsolidated Joint Ventures

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. See Note 12 for additional information.

At December 31, 2017, we were partners with third parties in two joint ventures, holding one office property, comprised of three buildings and 0.7 million rentable square feet. One of our joint ventures also owns a sports club associated with our City Square property in Phoenix, Arizona. Our ownership interest percentage in each of these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

The following tables summarize financial information for our unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2017	2016
Revenues:
Rental	$7,601	$8,754
Other	1,285	2,640
Total revenues	8,886	11,394
Expenses:
Rental operating	7,453	9,123
Depreciation and amortization	3,276	3,604
Interest	2,778	2,885
Total expenses	13,507	15,612
Loss before gain on sale of property	(4,621)	(4,218)
Gain on sale of property	11,421	—
Net income (loss)	$6,800	$(4,218)

Equity in net income (loss) of unconsolidated joint ventures	$1,349	$(219)

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31, 2017	December 31, 2016
Investment in real estate, net	$43,531	$55,294
Other assets	4,689	9,832
Total assets	$48,220	$65,126

Mortgage and other loans	$40,440	$46,361
Other liabilities	2,085	2,366
Total liabilities	$42,525	$48,727

Investment in unconsolidated joint ventures	$298	$812

6.    Minimum Future Lease Rentals

Future minimum base rentals on non-cancellable office leases for the years succeeding December 31, 2017 are as follows (in thousands):

2018	$19,053
2019	16,692
2020	13,500
2021	10,386
2022	6,557
Thereafter	14,425
Total future minimum base rental revenue	$80,613

The above future minimum base rental revenue excludes tenant reimbursements, amortization of deferred rent receivables and below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised. Lease termination fees were $0.1 million for the year ended December 31, 2017 and insignificant for the year ended December 31, 2016.

We have leased space to certain tenants under non-cancellable operating leases, which provide for percentage rents based upon tenant revenues. Percentage rental income is recorded in rental revenues in the consolidated statements of operations. We recorded $0.2 million and $0.1 million of percentage rental income for the years ended December 31, 2017 and 2016, respectively.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

7.    Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Accounts payable	$1,383	$516
Interest payable	1,035	907
Deferred revenue	956	944
Security deposits	1,866	1,795
Deferred straight-line ground rent	21,150	19,910
Accrued distributions attributable to Preferred Units	15,909	13,636
Accrued expenses	8,247	6,849
Asset retirement obligations	772	720
Total accounts payable and other liabilities	$51,318	$45,277

8.    Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of discount and deferred loan fees (in thousands). The interest rate of each loan is fixed unless otherwise indicated in the footnotes to the table:

Property	December 31, 2017	December 31, 2016	Interest Rate	Maturity Date
Consolidated property loan	$279,051	$279,885	(1)	8/11/2019
Revolving line of credit	25,000	25,000	(2)	12/31/2019
Outstanding principal balance	304,051	304,885
Less: unamortized deferred loan fees, net	(2,870)	(5,186)
Mortgage and other loans, net	$301,181	$299,699
___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the new loan agreement and a balloon remaining principal payment at maturity. The LIBOR portion of the interest rate is subject to a floor of 0.50% and a cap of 3.0%, pursuant to an interest rate cap agreement. As of December 31, 2017, the applicable One-Month LIBOR Rate was 1.432%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of December 31, 2017 the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

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

In connection with the new loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is expected to occur no later than August 13, 2018. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the new loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2019. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of December 31, 2017 and 2016, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the years ended December 31, 2017 and 2016, we recognized $0.3 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler LP has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million. As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge. In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP. Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the years ended December 31, 2017 and 2016, we recognized $0.5 million in interest to Shidler LP for the annual fee. As of December 31, 2017, we have accrued approximately $0.9 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets.

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

9.    Unsecured Notes Payable to Current and Former Related Parties

At December 31, 2017 and 2016, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by POP Venture, LLC (“Venture”), a Delaware limited liability company controlled by Mr. Shidler, and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. The maturity date of these promissory notes has subsequently been extended to December 31, 2019.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 10 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of these promissory notes has subsequently been extended to December 31, 2019.

In September 2016, we issued a promissory note in the principal amount of $3.0 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory note was originally scheduled to mature on December 31, 2017. The maturity date of this promissory note has subsequently been extended to December 31, 2019.

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

For the period from March 20, 2008 through December 31, 2017, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At December 31, 2017 and 2016, $23.0 million and $19.1 million, respectively, of accrued interest primarily attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Ground lease rent expense, including minimum rent and straight-line rent, recorded during each of the years ended December 31, 2017 and 2016 was $4.3 million.

The following table indicates our future minimum ground lease payments of our Waterfront Plaza Property for the years succeeding December 31, 2017 (in thousands):

2018	$2,928
2019	2,928
2020	2,928
2021	3,728
2022	3,728
Thereafter	184,164
Total future minimum ground lease payments	$200,404

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Honolulu and Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of December 31, 2017, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

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

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of December 31, 2017 and 2016, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.8 million and $0.7 million, respectively. The accretion expense was not significant for each of the years ended December 31, 2017 and 2016.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of December 31, 2017 and 2016, the liability in our consolidated balance sheets for this asset retirement obligation was $0.5 million as of both dates. The accretion expense was not significant for each of the years ended December 31, 2017 and 2016.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of December 31, 2017, we had cash reserves of $6.7 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $6.0 million with other projected obligations of $2.0 million through 2018. We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities will be sufficient to fund our capital expenditure obligations.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Tax Protection Arrangements

A sale of any of our wholly-owned properties that would not provide continued tax deferral to Venture is contractually restricted until March 19, 2018, which is 10 years after the closing of the transaction related to such properties.

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

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. We originally contributed the Pacific Business News Building to our unconsolidated joint venture in April 2011. As a result of the sale, certain contract parties may claim they are entitled to a make-whole cash payment under tax protection agreements relating to the property. We believe that liability under these tax protection agreements is not reasonably estimable at this time since such estimates are contingent upon actual tax losses incurred by the contract parties which is not yet available and accordingly, have not accrued any amounts for any such liability.

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

11.    Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2016 to December 31, 2017 are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2016	$(157,063)	$127,268	$(112,380)	$(142,175)
Net income (loss)	(2,193)	2,273	(13,881)	(13,801)
Dividends and distributions	(1,737)	(2,273)	—	(4,010)
Balance at December 31, 2017	$(160,993)	$127,268	$(126,261)	$(159,986)

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by the Company’s Board of Directors and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below). Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders. All outstanding shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock. The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. In 2017, 51,000 shares of Class A Common Stock were issued in exchange for 5,100 shares of Senior Common Stock. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed. As of December 31, 2017 and 2016, we had a total of 2,405,739 and 2,410,839, respectively, shares of Senior Common Stock issued and outstanding. We do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 77.94% of the Common Units outstanding as of December 31, 2017. During the years ended December 31, 2017 and 2016, no Common Units or Preferred Units were redeemed or issued. As of December 31, 2017, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At December 31, 2017, the cumulative unpaid distributions attributable to Preferred Units were $15.9 million. We anticipate continuing to accrue these distributions.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of December 31, 2017, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of December 31, 2017, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.4% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 22.06% and 77.94%, respectively, as of December 31, 2017, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership. The following is the basic and diluted loss per share (in thousands, except share and per share amounts):

	For the year ended December 31,
	2017	2016
Net loss attributable to common stockholders - basic and diluted(1)	$(3,930)	$(3,929)

Weighted average number of common shares	3,953,784	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,953,784	3,941,242
Net loss per common share - basic and diluted	$(1.00)	$(1.00)
___________________________

(1)
For each of the years ended December 31, 2017 and 2016, net loss attributable to common stockholders includes $2.3 million of priority allocation to Preferred Unit holders, which is included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For the year ended December 31, 2017, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,405,739 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2016, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon redemption of Preferred Units, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;
Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

For the year ended December 31, 2016, we paid an aggregate of $0.9 million in cash dividends to holders of our Senior Common Stock, representing an amount equal to half the dividends accruing for such periods at the stated annualized rate of 7.25% of the original issue price of $10.00 per share. Dividends declared for each month during such period were paid on or about the 15th day of the following month. Beginning December 2016, we ceased payment of dividends on the Senior Common Stock and accordingly did not pay any dividends on the Senior Common Stock for the year ended December 31, 2017. The difference between the stated dividend and the paid dividend on our outstanding shares of Senior Common Stock (which amounted to $5.0 million in aggregate as of December 31, 2017) will accrue until paid in full, although we do not currently expect to resume the payment of dividends in the foreseeable future.

At December 31, 2017, the cumulative unpaid distributions attributable to Preferred Units were $15.9 million, which we do not anticipate to pay in 2018.

Dividends declared and accrued on the Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Accrued distributions on Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

12.    Disposition Activity

Disposition of Unconsolidated Joint Venture Investments

In March 2017, the Pacific Business News Building property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Our share of the final distributed net proceeds amounted to $2.0 million.

Sale of Property

In June 2016, we completed the sale of our fee interest in a vacant parcel of land, located in Phoenix, Arizona, to an unaffiliated third party. As a result of the sale, we recognized a gain of $0.1 million for the year ended December 31, 2016, which is included in “Other” revenues in the accompanying consolidated statements of operations.

Pan Am Building Sale

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to Don Quijote (USA) Co., Ltd. (“Don Quijote”), one of the lenders under the new loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is expected to occur no later than August 13, 2018. Because the sale of the Pan Am Building will not be completed until after the expiration of the sale restriction under the tax protection arrangements, the property is classified as held for use in the accompanying consolidated balance sheets as of December 31, 2017 and we will continue to own and operate the property until the completion of the sale. See Note 10 for more discussion on the tax protection arrangements.

Proceeds from the sale of the property will be used to prepay $78.5 million of the principal amount of the new loan agreement, without subject to a spread maintenance prepayment premium, pursuant to the new loan agreement. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by Don Quijote, we have the right to tender a deed to the Pan Am Building property to the lenders under the new loan agreement, subject to the

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Mortgage and the Assignment of Leases on the Pan Am Building property, in which case the principal amount of the new loan agreement would be reduced by $78.5 million.

13.    Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that were earned by Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands):

	For the year ended December 31,
	2017	2016
Property management	$1,913	$2,004
Corporate management	700	700
Construction management and other	97	125
Total	$2,710	$2,829

Shidler Pacific Advisors leases space from us at certain of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.6 million for each of the years ended December 31, 2017 and 2016. At December 31, 2017, we have $1.1 million, primarily related to deferred corporate management fees, owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the years ended December 31, 2017 and 2016, we recognized $0.5 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. As of December 31, 2017, we have accrued approximately $0.9 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets. See Note 8 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

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

At December 31, 2017 and 2016, $23.0 million and $19.1 million, respectively, of accrued interest primarily attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 9 for a detailed discussion on these unsecured notes payable.

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

At December 31, 2017, both the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $304.1 million. At December 31, 2016, the carrying value (excluding accrued interest and unamortized discount and deferred loan fees) and estimated fair value of the mortgage and other loans were $304.9 million and $305.1 million, respectively.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

15.    Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2017 and 2016 (in thousands, except for common share information).

	Quarters Ended
	December 31	September 30	June 30	March 31
2017:
Total revenue	$11,445	$11,471	$11,155	$11,423
Net loss	$(3,981)	$(3,773)	$(4,232)	$(1,815)
Net loss attributable to common stockholders	$(1,111)	$(1,059)	$(1,144)	$(616)
Net loss per common share - basic and diluted	$(0.28)	$(0.27)	$(0.29)	$(0.16)
Weighted average number of common shares outstanding - basic and diluted	3,986,764	3,945,481	3,941,242	3,941,242

2016:
Total revenue	$11,098	$10,931	$11,294	$11,454
Net loss	$(3,861)	$(4,105)	$(2,990)	$(3,008)
Net loss attributable to common stockholders	$(1,063)	$(1,116)	$(873)	$(877)
Net loss per common share - basic and diluted	$(0.27)	$(0.29)	$(0.22)	$(0.22)
Weighted average number of common shares outstanding - basic and diluted	3,941,242	3,941,242	3,941,242	3,941,242