Form 10-Q
period 2018-03-31
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2018-05-15
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2018, there were issued and outstanding 3,992,142 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,405,739 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Investments in real estate, net	$130,588	$131,566
Real estate and other assets held for sale	58,087	58,179
Cash and cash equivalents	1,199	1,588
Restricted cash	11,112	12,418
Rents and other receivables, net	974	856
Deferred rents	2,977	2,882
Intangible assets, net	4,197	4,285
Prepaid expenses	1,629	988
Goodwill	37,665	37,665
Investments in unconsolidated joint ventures	243	298
Total assets	$248,671	$250,725

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$301,730	$301,181
Unsecured notes payable to current and former related parties	32,433	32,433
Accounts payable and other liabilities	51,105	49,805
Accrued interest payable to current and former related parties (Note 8)	24,001	23,001
Liabilities of real estate assets held for sale	4,269	4,291
Total liabilities	413,538	410,711

Commitments and contingencies (Note 9)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $24,057 as of March 31, 2018 and December 31, 2017) 40,000,000 shares authorized, 2,405,739 shares issued and outstanding at March 31, 2018 and December 31, 2017	21,408	21,408
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 3,992,142 shares issued and outstanding at March 31, 2018 and December 31, 2017	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	161	161
Cumulative deficit	(183,824)	(182,747)
Total stockholders’ equity (deficit)	(162,070)	(160,993)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(130,065)	(126,261)
Total equity (deficit)	(164,867)	(159,986)
Total liabilities and equity (deficit)	$248,671	$250,725

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2018	2017
Revenue
Rental	$4,248	$4,452
Tenant reimbursements	3,210	3,472
Parking	1,335	1,308
Other	76	67
Total revenue	8,869	9,299
Expenses
Rental property operating	5,189	5,547
General and administrative	417	489
Depreciation and amortization	1,860	1,983
Interest	4,496	4,041
Total expenses	11,962	12,060

Loss from continuing operations before equity in net (loss) income of unconsolidated joint ventures	(3,093)	(2,761)
Equity in net (loss) income of unconsolidated joint ventures	(56)	1,599
Loss from continuing operations	(3,149)	(1,162)
Loss from discontinued operations	(728)	(653)
Net loss	(3,877)	(1,815)

Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)
Common unitholders in the Operating Partnership	3,804	2,204
Net loss attributable to non-controlling interests	3,236	1,636

Net loss attributable to common stockholders before dividends accrued on Senior Common Stock	(641)	(179)
Dividends accrued on Senior Common Stock	(436)	(437)
Net loss attributable to common stockholders	$(1,077)	$(616)

Loss per common share:
Loss from continuing operations	(0.23)	(0.12)
Loss from discontinued operations	(0.04)	(0.04)
Net loss per common share - basic and diluted	$(0.27)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	3,992,242	3,941,242

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the three months ended March 31,
	2018	2017
Operating activities
Net loss	$(3,877)	$(1,815)
Loss from discontinued operations	(728)	(653)
Loss from continuing operations	(3,149)	(1,162)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities - continuing operations:
Depreciation and amortization	1,860	1,983
Deferred rent	(95)	46
Deferred ground rents	310	310
Interest amortization	1,375	1,318
Equity in net loss (income) of unconsolidated joint ventures	56	(1,599)
Bad debt expense	(36)	145
Changes in operating assets and liabilities:
Rents and other receivables	(83)	(149)
Prepaid expenses	(642)	(614)
Accounts payable and other liabilities	(89)	598
Net cash (used in) provided by operating activities - continuing operations	(493)	876
Net cash used in operating activities - discontinued operations	(303)	(82)
Net cash (used in) provided by operating activities	(796)	794

Investing activities
Additions to and improvement of real estate	(760)	(932)
Distributions from unconsolidated joint ventures	—	1,887
Payment of leasing commissions	(121)	(38)
Net cash (used in) provided by investing activities	(881)	917

Financing activities
Repayment of mortgage notes payable	—	(311)
Security deposits	(18)	11
Net cash used in financing activities	(18)	(300)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the three months ended March 31,
	2018	2017
(Decrease) increase in cash, cash equivalents and restricted cash	(1,695)	1,411
Cash, cash equivalents and restricted cash at beginning of period	14,006	15,496
Cash, cash equivalents and restricted cash at end of period	$12,311	$16,907

Supplemental cash flow information
Interest paid	$4,286	$3,750

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$1,004	$1,005
Change in accrued capital expenditures	$122	$(381)

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

Through our Operating Partnership, as of March 31, 2018, we owned three office properties comprising 1.2 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

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

Certain amounts in the consolidated balance sheets and consolidated statements of operations for the prior period have been reclassified to conform to the current period presentation pursuant to Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity with no corresponding net effect on the previously reported consolidated results of operations of the Company.

Certain amounts in the consolidated statements of cash flows for the prior period have been reclassified to conform to the current period presentation pursuant to the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force) with no corresponding effect on the previously reported consolidated results of operations, or financial position of the Company. See Recent Accounting Pronouncements in Note 2 for more discussion on the adoption of this pronouncement.

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2018, except as disclosed in Note 2. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the three months ended March 31, 2018 are not necessarily indicative of future results.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $3.9 million and $13.8 million for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively, and have incurred cumulative net losses since inception of $260.6 million. We have not consistently achieved positive cash flow from operations since our formation transactions were contemplated in March 2008.

At March 31, 2018, we expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs beyond the third quarter of 2018. This condition raises substantial doubt about our ability to continue as a going concern which is dependent upon raising additional capital on acceptable terms or generating sufficient cash flow to continue operations. No assurance can be given that we will be successful in these efforts.

See “Liquidity” in Note 2 for additional information regarding our financial condition.

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

As discussed above, we expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs beyond the third quarter of 2018.

Our primary source of cash in recent years has been the opportunistic sale of properties and borrowings from related parties. In March 2017, we completed the sale of our Pacific Business News Building joint venture property to an unrelated third party. In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018. See Note 11 for more discussion on the contemplated sale of this property.

Following the completion of the sale of the Pan Am Building property, our property portfolio will consist of two wholly-owned office properties (Waterfront Plaza and Davies Pacific Center) and our 5% interests in joint ventures holding one office property and a sports club associated with that property.

Because we have not identified, and we do not believe we will identify, a course of action to achieve profitability in the foreseeable future, our board of directors is currently considering alternatives for the future of the Company, including the sale of our remaining assets and/or dissolution of the Company. We may also consider other strategic alternatives, including a sale, merger, other business combination or recapitalization of the Company.

We conduct substantially all of our operations through the Operating Partnership, therefore our ability to make liquidating distributions to our stockholders depends almost entirely on distributions received on our interests in the Operating

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Partnership after satisfaction of the outstanding indebtedness and other liabilities of the Operating Partnership. If the Company were to dissolve this quarter, based on our management’s current estimate of the value of the Operating Partnership assets, no assurance can be given that our stockholders will receive any liquidating distribution.

We are focused on ensuring our properties are operating as efficiently as possible. We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services. We have no employees and rely upon our advisor to provide substantially all of our day-to-day management. We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our business. At March 31, 2018, deferred corporate management fees owed to Shidler Pacific Advisors amounted to $1.1 million, and are included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2018, we had cash reserves of $6.2 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $5.3 million with other projected discretionary obligations of $1.6 million through 2018. We intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements from our reserves on a timely basis.

As of March 31, 2018, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $301.7 million and our unsecured promissory notes with a carrying value of $32.4 million) was $334.2 million, with a weighted average interest rate of 5.86% and a weighted average remaining term of 1.43 years.

As of March 31, 2018, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2019. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $32.4 million (together with accrued and unpaid interest of $24.0 million) scheduled to mature the earlier of (i) December 31, 2019 and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under the Indemnification Agreement, dated as of September 2, 2009 (as subsequently amended), between the Operating Partnership and Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”).

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three months ended March 31, 2018 or 2017.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Investments in unconsolidated joint ventures are initially recorded at cost and are subsequently adjusted for our proportionate equity in the net income or net loss of the joint ventures, contributions made to, or distributions received from, the joint ventures and other adjustments. Our distributions from our investments in unconsolidated joint ventures are recorded using the nature of the distribution approach. Under this approach, we record distributions of operating profit as part of cash flows from operating activities and distributions related to a capital transaction, such as a refinancing transaction or sale, as investing activities in the consolidated statements of cash flows.

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of March 31, 2018, our maximum exposure to loss with respect to this arrangement is limited to the $0.2 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three months ended March 31, 2018 or 2017.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018. Under the tax protection arrangements with POP Venture, LLC, the sale of the Pan Am Building was not expected to be completed until after the expiration of the sale restriction on March 18, 2018, and as a result, the Pan Am Building was classified as held for use in the consolidated balance sheets as of December 31, 2017. See Note 9 for more discussion on the tax protection arrangements. Subsequent to the expiration of the sale restriction under the tax protection arrangements, the property met the held for sale criteria of FASB ASC 360 and as a result, we ceased recording depreciation and amortization on this property. In the accompanying consolidated balance sheets, as of March 31, 2018 and December 31, 2017, the Pan Am Building is classified as held for sale. Accordingly, the results of its operations for the three months ended March 31, 2018 and 2017 are included in “Discontinued Operations” in the accompanying consolidated statements of operations. We will continue to own and operate the property until the completion of the sale.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of March 31, 2018, goodwill of our wholly-owned properties amounted to $37.7 million.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $0.10 million and $(0.05) million for the three months ended March 31, 2018 and 2017, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.03 million and $0.4 million, as of March 31, 2018 and December 31, 2017, respectively.

We had a total of $1.4 million of lease security available in security deposits, as of both March 31, 2018 and December 31, 2017.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Income Taxes

We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Because we did not have any taxable income to distribute for the year ended December 31, 2017 and the three months ended March 31, 2018, we have not recognized any provision for income taxes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 establishes that companies may recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted this pronouncement on January 1, 2018. We evaluated the impact of this pronouncement on our consolidated financial statements by reviewing our revenue streams and concluded that only certain amounts of our parking revenue stream fall under the scope of this pronouncement. We also evaluated the impact of this pronouncement on the timing and recognition of revenues of our parking arrangements and determined there was no change in the recognition of revenues from our current accounting practice. As a result, the adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). ASU No. 2016-15 provides specific guidance on eight cash flow classification issues, including how debt prepayments or debt extinguishment costs and distributions received from equity method investees are presented. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this pronouncement on January 1, 2018. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force) (“ASU 2016-18”). ASU No. 2016-18 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of ASU 2016-18 as of its issuance is permitted. We adopted this pronouncement on January 1, 2018. As a result of this adoption, we retrospectively reclassified $1.1 million of cash flows related to changes in restricted cash from operating activities and $0.1 million of cash flows related to changes in restricted cash from investing activities on our consolidated statement of cash flows to the cash, cash equivalents and restricted cash balances for the three months ended March 31, 2017.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”). ASU No. 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted this pronouncement on January 1, 2018. The adoption of this pronouncement did not have a material effect on our consolidated financial statements since each of our wholly-owned properties is defined as a business under ASU 2017-01.

3.    Investments in Real Estate, net

Our investments in real estate, net, at March 31, 2018 (unaudited), and at December 31, 2017, are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Land and land improvements	$16,062	$16,062
Building and building improvements	151,438	150,517
Tenant improvements	28,568	27,950
Construction in progress	2,060	2,950
Furniture, fixtures and equipment	1,627	1,592
Investments in real estate	199,755	199,071
Less: accumulated depreciation	(69,167)	(67,505)
Investments in real estate, net	$130,588	$131,566

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets, net

Our identifiable intangible assets, net, at March 31, 2018 (unaudited), and at December 31, 2017, are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Acquired leasing commissions:
Gross amount	$5,399	$5,534
Accumulated amortization	(3,045)	(3,115)
Acquired leasing commissions, net	2,354	2,419

Acquired tenant relationship costs:
Gross amount	5,579	5,579
Accumulated amortization	(5,557)	(5,550)
Acquired tenant relationship costs, net	22	29

Acquired other intangibles:
Gross amount	2,910	2,910
Accumulated amortization	(1,089)	(1,073)
Acquired other intangibles, net	1,821	1,837

Intangible assets, net	$4,197	$4,285

5.    Investments in Unconsolidated Joint Ventures

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. See Note 11 for additional information.

At March 31, 2018, we were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

We account for our investments in joint ventures under the equity method of accounting.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands and unaudited):

	For the three months ended March 31,
	2018	2017
Revenues:
Rental	$1,896	$2,245
Other	226	768
Total revenues	2,122	3,013
Expenses:
Rental operating	1,677	2,157
Depreciation and amortization	884	841
Interest	676	722
Total expenses	3,237	3,720
Loss before gain on sale of property	(1,115)	(707)
Gain on sale of property	—	11,744
Net (loss) income	$(1,115)	$11,037

Equity in net (loss) income of unconsolidated joint ventures	$(56)	$1,599

	March 31, 2018	December 31, 2017
Investment in real estate, net	$43,225	$43,531
Other assets	4,739	4,689
Total assets	$47,964	$48,220

Mortgage and other loans	$40,565	$40,440
Other liabilities	2,542	2,085
Total liabilities	$43,107	$42,525

Investments in unconsolidated joint ventures	$243	$298

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

6.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at March 31, 2018 (unaudited), and at December 31, 2017, consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable	$1,078	$1,378
Interest payable	765	751
Deferred revenue	842	684
Security deposits	1,438	1,433
Deferred straight-line ground rent	21,460	21,150
Accrued distributions attributable to Preferred Units	16,477	15,909
Accrued expenses	8,364	7,829
Asset retirement obligations	681	671
Total accounts payable and other liabilities	$51,105	$49,805

7.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of deferred loan fees, at March 31, 2018 (unaudited), and at December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017	Interest Rate	Maturity Date
Consolidated property loan	$279,051	$279,051	(1)	8/11/2019
Revolving line of credit	25,000	25,000	(2)	12/31/2019
Outstanding principal balance	304,051	304,051
Less: unamortized deferred loan fees, net	(2,321)	(2,870)
Mortgage and other loans, net	$301,730	$301,181
___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the loan agreement and a balloon remaining principal payment at maturity. The LIBOR portion of the interest rate is subject to a floor of 0.50% and a cap of 3.0%, pursuant to an interest rate cap agreement. As of March 31, 2018, the applicable One-Month LIBOR Rate was 1.740%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of March 31, 2018, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

The consolidated property loan agreement contains customary covenants including, among other things, restrictions on the ability to incur additional indebtedness, transfer or dispose of assets, create liens and make certain investments. Our obligations under the loan agreement are secured by mortgages on the leasehold and fee (as applicable) interests in all of our wholly-owned properties as well as assignments of all leases, rents, contracts, revenues, permits and service agreements with respect to the properties and ownership interests in all equity interests and accounts of the borrowers. The loan is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In connection with entering into the loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the loan agreement would be reduced by $78.5 million.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2019. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of March 31, 2018 and December 31, 2017, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended March 31, 2018 and 2017, we recognized $0.1 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler LP has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million. As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge. In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP. Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended March 31, 2018 and 2017, we recognized $0.1 million in interest to Shidler LP for the annual fee. As of March 31, 2018, we have accrued approximately $1.0 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets.

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

8.    Unsecured Notes Payable to Current and Former Related Parties

At March 31, 2018 and December 31, 2017, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

For the period from March 20, 2008 through March 31, 2018, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At March 31, 2018 and December 31, 2017, $24.0 million and $23.0 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our operating wholly-owned properties are located in Honolulu. Our operating properties owned in joint ventures are located in Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of March 31, 2018, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of March 31, 2018 and December 31, 2017, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million as of both dates. The accretion expense for the three month periods ended March 31, 2018 and 2017 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of March 31, 2018 and December 31, 2017, the liability in our consolidated balance sheets for this asset retirement obligation was $0.5 million as of both dates. The accretion expense for the three month periods ended March 31, 2018 and 2017 was not significant.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of March 31, 2018, we had cash reserves of $6.2 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $5.3 million with other projected discretionary obligations of $1.6 million through 2018. We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities may not be sufficient to fund our capital expenditure obligations. See Note 1 for discussion on our ability to continue as a going concern.

Tax Protection Arrangements

The sale of any of our wholly-owned properties that would not provide continued tax deferral to Venture was contractually restricted until March 18, 2018, which was 10 years after the closing of the transaction related to such properties. In addition, we had agreed that, during such 10-year period, we would not prepay or defease any mortgage indebtedness of such properties, other than in connection with a concurrent refinancing with non-recourse mortgage debt of an equal or greater amount and subject to certain other restrictions. Furthermore, if such a sale or defeasance was foreseeable, we were required to notify Venture and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Operating Partnership units.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

or cash payment released us from any other claims under the tax protection agreements arising out of the sale of the First Insurance Center property and the foreclosure of our Sorrento Technology Center property in January 2012, as applicable.

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. We originally contributed the Pacific Business News Building to our unconsolidated joint venture in April 2011. Potential claims for a make-whole cash payment under tax protection agreements relating to the sale of this property have been waived.

Indemnities

The mortgage debt outstanding under our loan agreement is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

10.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2017 to March 31, 2018 (unaudited) are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2017	$(160,993)	$127,268	$(126,261)	$(159,986)
Net income (loss)	(641)	568	(3,804)	(3,877)
Dividends and distributions	(436)	(568)	—	(1,004)
Balance at March 31, 2018	$(162,070)	$127,268	$(130,065)	$(164,867)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by the Company’s Board of Directors, and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum. Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting Preferred Stock (as discussed below). Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders. Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

the fifth anniversary of the issuance of such shares of Senior Common Stock. The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. In the first quarter of 2018, no shares of Senior Common Stock were exchanged for Class A Common Stock. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed. As of March 31, 2018 and December 31, 2017, we had a total of 2,405,739 shares of Senior Common Stock issued and outstanding. We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 77.94% of the Common Units outstanding as of March 31, 2018. During the three months ended March 31, 2018 and 2017, no Common Units or Preferred Units were redeemed or issued. As of March 31, 2018, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At March 31, 2018, the cumulative unpaid distributions attributable to Preferred Units were $16.5 million. We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of March 31, 2018, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of March 31, 2018, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.4% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 22.06% and 77.94%, respectively, as of March 31, 2018, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

The following is the basic and diluted loss per share (in thousands, except share and per share amounts, and unaudited):

	For the three months ended March 31,
	2018	2017
Net loss attributable to common stockholders - basic and diluted(1)	$(1,077)	$(616)

Weighted average number of common shares	3,992,242	3,941,242
Potentially dilutive common shares(2)	—	—
Weighted average number of common shares outstanding - basic and diluted	3,992,242	3,941,242
Net loss per common share - basic and diluted	$(0.27)	$(0.16)
___________________________

(1)
For each of the three month periods ended March 31, 2018 and 2017, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders. These allocations are included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the near term. See below for additional detail.

(2)
For the three months ended March 31, 2018, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,405,739 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

For the three months ended March 31, 2017, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,410,839 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Refer to “Non-controlling Interests” and “Stockholders’ Equity (Deficit)” in this footnote for the redemption and conversion terms and conditions of the Preferred Units and Senior Common Stock.

Dividends and Distributions

Beginning December 2016, we ceased payment of dividends on the Senior Common Stock. We continue to accrue the stated dividend on our outstanding shares of Senior Common Stock (which amounted to $5.5 million in aggregate as of March 31, 2018) until paid in full, although we do not expect to resume the payment of dividends in the foreseeable future.

At March 31, 2018, the cumulative unpaid distributions attributable to Preferred Units were $16.5 million, which we do not anticipate paying in 2018.

Dividends accrued on the Senior Common Stock are included in “Cumulative deficit” in the accompanying consolidated balance sheets. Accrued distributions on Preferred Units are included in “Non-controlling interests” in the accompanying consolidated balance sheets.

11.    Disposition Activity

Disposition of Unconsolidated Joint Venture Investments

In March 2017, the Pacific Business News Building property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint ventures, were used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Our share of the distributed net proceeds amounted to $2.0 million.

Pan Am Building Sale

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to Don Quijote (USA) Co., Ltd. (“Don Quijote”), one of the lenders under the loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is expected to occur no later than August 13, 2018. Under the tax protection arrangements with POP Venture, LLC, the sale of the Pan Am Building was not expected to be completed until after the expiration of the sale restriction on March 18, 2018, and as a result, the Pan Am Building was classified as held for use in the consolidated balance sheets as of December 31, 2017. See Note 9 for more discussion on the tax protection arrangements. Subsequent to the expiration of the sale restriction under the tax protection arrangements, the property met the held for sale criteria of FASB ASC 360 and as a result, we ceased recording depreciation and amortization on this property. In the accompanying consolidated balance sheets, as of March 31, 2018 and December 31, 2017, the Pan Am Building is classified as held for sale. Accordingly, the results of its operations for the three months ended March 31, 2018 and 2017 are included in “Discontinued Operations” in the accompanying consolidated statements of operations. We will continue to own and operate the property until the completion of the sale.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the major classes of assets and liabilities of the Pan Am Building property that are classified as held for sale at March 31, 2018 (unaudited) and at December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Investment in real estate, net	$56,822	$57,046
Rents and other receivables, net	131	121
Deferred rents	445	480
Intangible assets, net	465	480
Prepaid expenses	224	52
Total real estate and other assets held for sale	$58,087	$58,179

Accounts payable and other liabilities	1,541	1,513
Acquired below-market leases, net	2,728	2,778
Total liabilities of real estate assets held for sale	$4,269	$4,291

We anticipate to write-off approximately $8.5 million of associated goodwill upon the sale of the Pan Am Building property.

The following table summarizes the operating results of the Pan Am Building property that comprise loss from discontinued operations for the three months ended March 31, 2018 (unaudited) and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Revenue	$2,146	$2,123
Expenses	2,874	2,776
Loss from discontinued operations	$(728)	$(653)

Proceeds from the sale of the property will be used to prepay $78.5 million of principal amount of the loan agreement, without subject to a spread maintenance prepayment premium, pursuant to the loan agreement. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by Don Quijote, we have the right to tender a deed to the Pan Am Building property to the lenders under the loan agreement, subject to the Mortgage and the Assignment of Leases on the Pan Am Building property, in which case the principal amount of the loan agreement would be reduced by $78.5 million.

12.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three month periods ended March 31, 2018 and 2017, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The fees that were earned by Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands and unaudited):

	For the three months ended March 31,
	2018	2017
Property management	$482	$490
Corporate management	175	175
Construction management and other	82	29
Total	$739	$694

Shidler Pacific Advisors leases space from us at each of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.2 million for each of the three month periods ended March 31, 2018 and 2017. At March 31, 2018, we have $1.4 million, primarily related to deferred corporate management fees, owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended March 31, 2018 and 2017, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. As of March 31, 2018, we have accrued approximately $1.0 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets. See Note 7 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

The mortgage debt outstanding under our loan agreement is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability. See Note 9 for additional discussion on these indemnities.

At March 31, 2018 and December 31, 2017, $24.0 million and $23.0 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 8 for a detailed discussion on these unsecured notes payable.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

At March 31, 2018, the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $304.1 million and $304.2 million, respectively. At December 31, 2017, both the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $304.1 million.

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

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. These factors include the risks and uncertainties described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. You should bear this in mind as you consider forward-looking statements.

Pacific Office Properties Trust, Inc.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of March 31, 2018, we owned three office properties comprising 1.2 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a sports club associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

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

We incurred net losses of $3.9 million and $13.8 million for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively, and have incurred cumulative net losses since inception of $260.6 million. We have not consistently achieved positive cash flow from operations since our formation transactions were contemplated in March 2008.

At March 31, 2018, we expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs beyond the third quarter of 2018. This condition raises substantial doubt about our ability to continue as a going concern, which is dependent upon raising additional capital on acceptable terms or generating sufficient cash flow to continue operations. No assurance can be given that we will be successful in these efforts.

Because we have not identified, and we do not believe we will identify, a course of action to achieve profitability in the foreseeable future, our board of directors is currently considering alternatives for the future of the Company, including the sale of our remaining assets and/or dissolution of the Company. We may also consider other strategic alternatives, including a sale, merger, other business combination or recapitalization of the Company.

We conduct substantially all of our operations through the Operating Partnership, therefore our ability to make liquidating distributions to our stockholders depends almost entirely on distributions received on our interests in the Operating Partnership after satisfaction of the outstanding indebtedness and other liabilities of the Operating Partnership. If the Company were to dissolve this quarter, based on our management’s current estimate of the value of the Operating Partnership assets, no assurance can be given that our stockholders will receive any liquidating distribution.

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

Pacific Office Properties Trust, Inc.

believes are reasonable as of the date hereof. In addition, other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of the results of operations and financial conditions to those of other companies.

In addition, we identified certain critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations for the three month periods ended March 31, 2018 and 2017 include the results of our wholly-owned properties (Waterfront Plaza, Davies Pacific Center and Pan Am Building) and our equity in the net income (loss) of our unconsolidated joint ventures.

Overview

As of March 31, 2018, our wholly-owned properties were 80.9% leased, with 212,909 square feet available, under a total of 318 leases. As of that date, 10.4% of our leased square footage was scheduled to expire during 2018 and another 14.8% of our leased square footage was scheduled to expire during 2019.

As of December 31, 2017, our wholly-owned properties were 85.1% leased, with 167,539 square feet available, under a total of 312 leases. As of that date, 18.4% of our leased square footage was scheduled to expire during 2018 and another 14.0% of our leased square footage was scheduled to expire during 2019.

The changes in vacant space for our wholly-owned properties for the period from December 31, 2017 to March 31, 2018 are shown below:

Rentable Square Feet
Vacant space available at the beginning of the period	167,539
Expired or terminated during the period(1)	62,487
Square footage adjustments and exclusions(2)	4,190
Total space available for lease	234,216
New leases	5,654
Renewed leases	15,653
Total space leased during the period	21,307
Vacant space available at the end of the period	212,909
___________________________

(1)	Includes leases that expired on the last day of the prior period.

(2)	Includes adjustments for remeasured square footage, right-to-use leases and month-to-month storage leases.

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

Pacific Office Properties Trust, Inc.

Comparison of the three months ended March 31, 2018 to
the three months ended March 31, 2017 (in thousands)

	2018	2017	$ Change	% Change
Revenue:
Rental	$4,248	$4,452	$(204)	(4.6)%
Tenant reimbursements	3,210	3,472	(262)	(7.5)%
Parking	1,335	1,308	27	2.1%
Other	76	67	9	13.4%
Total revenue	8,869	9,299	(430)	(4.6)%
Expenses:
Rental property operating	5,189	5,547	(358)	(6.5)%
General and administrative	417	489	(72)	(14.7)%
Depreciation and amortization	1,860	1,983	(123)	(6.2)%
Interest	4,496	4,041	455	11.3%
Total expenses	11,962	12,060	(98)	(0.8)%
Loss from continuing operations before equity in net (loss) income of unconsolidated joint ventures	(3,093)	(2,761)	(332)	12.0%
Equity in net (loss) income of unconsolidated joint ventures	(56)	1,599	(1,655)	(103.5)%
Loss from continuing operations	(3,149)	(1,162)	(1,987)	171.0%
Loss from discontinued operations	(728)	(653)	(75)	11.5%

Net loss	$(3,877)	$(1,815)	$(2,062)	113.6%
___________________________

Revenues

Rental revenue. Total rental revenue decreased by $0.2 million, or 4.6%, primarily due to a decrease in rental revenues at Waterfront Plaza as a result of a significant tenant renewing its lease for less space ($0.1 million) and a tenant who vacated its leased premises in the prior year ($0.1 million).

Tenant reimbursements. Total tenant reimbursements decreased by $0.3 million, or 7.5%, primarily due to decreases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.1 million) as compared to the prior year period.

Parking revenue. Total parking revenue increased by an insignificant amount compared to the prior year period.

Other revenue. Total other revenue increased by an insignificant amount compared to the prior year period.

Pacific Office Properties Trust, Inc.

Expenses

Rental property operating expenses. Total rental property operating expenses decreased by $0.4 million, or 6.5%, primarily due to accrued reimbursements in the current year period for janitorial maintenance and parking expenses at Davies Pacific Center ($0.2 million) and a decrease in bad debt expense at Waterfront Plaza ($0.2 million) as compared to the prior year period.

General and administrative expense. Total general and administrative expenses decreased by $0.1 million, or 14.7%, primarily due to a decrease in professional services fees compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.1 million, or 6.2%, primarily due to a decrease in depreciation expenses at Waterfront Plaza as a result of tenant improvements being fully depreciated.

Interest expense. Total interest expense increased by $0.5 million, or 11.3%, primarily due to increases in interest expense attributable to Davies Pacific Center ($0.2 million) and Waterfront Plaza ($0.2 million) and an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.1 million) as compared to the prior year period.

Equity in net (loss) income of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures was $0.1 million for the three months ended March 31, 2018 compared to equity in net income of unconsolidated joint ventures of $1.6 million for the three months ended March 31, 2017. The decrease was primarily attributable to the gain on the sale of the Pacific Business News Building property in March 2017.

Loss from discontinued operations

For the three month periods ended March 31, 2018 and 2017, discontinued operations reflect the net results of operations of the Pan Am Building property, which met the criteria to be classified as an asset held for sale as of March 31, 2018. Loss from discontinued operations increased primarily due to an increase in interest expense at Pan Am Building as compared to the prior year period.

Cash Flows

Net cash used in operating activities for the Company for the three months ended March 31, 2018 was $0.8 million compared to net cash provided by operating activities of $0.8 million for the three months ended March 31, 2017. The decrease was primarily the result of a decrease in revenues received from tenants at Davies Pacific Center and Waterfront Plaza ($0.6 million), insurance reimbursements related to janitorial maintenance expenses received in the prior year period ($0.1 million), an increase in cash used in discontinued operations of Pan Am Building ($0.2 million) and an increase in total interest payments ($0.5 million) from the prior year period.

Net cash used in investing activities for the Company for the three months ended March 31, 2018 was $0.9 million compared to net cash provided by investing activities of $0.9 million for the three months ended March 31, 2017. The decrease was primarily the result of a distribution from one of our joint ventures which sold the Pacific Business News Building property in March 2017 ($1.9 million) and an increase in leasing commission payments ($0.1 million) from the prior year period, partially offset by a decrease in capital expenditures ($0.2 million) compared to the prior year period.

Net cash used in financing activities for the three months ended March 31, 2018 was $0.02 million compared to $0.3 million for the three months ended March 31, 2017. The decrease was primarily due to the repayment of mortgage notes payable in the prior year period.

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

We expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs beyond the third quarter of 2018.

Our primary source of cash in recent years has been the opportunistic sale of properties and borrowings from related parties. In March 2017, we completed the sale of our Pacific Business News Building joint venture property to an unrelated third party. In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction is scheduled to occur no later than August 13, 2018. See Note 11 for more discussion on the contemplated sale of this property.

Following the completion of the sale of the Pan Am Building property, our property portfolio will consist of two wholly-owned office properties (Waterfront Plaza and Davies Pacific Center) and our 5% interests in joint ventures holding one office property and a sports club associated with that property.

Because we have not identified, and we do not believe we will identify, a course of action to achieve profitability in the foreseeable future, our board of directors is currently considering alternatives for the future of the Company, including the sale of our remaining assets and/or dissolution of the Company. We may also consider other strategic alternatives, including a sale, merger, other business combination or recapitalization of the Company.

We conduct substantially all of our operations through the Operating Partnership, therefore our ability to make liquidating distributions to our stockholders depends almost entirely on distributions received on our interests in the Operating Partnership after satisfaction of the outstanding indebtedness and other liabilities of the Operating Partnership. If the Company were to dissolve this quarter, based on our management’s current estimate of the value of the Operating Partnership assets, no assurance can be given that our stockholders will receive any liquidating distribution.

We are focused on ensuring our properties are operating as efficiently as possible. We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services. We have no employees and rely upon our advisor to provide substantially all of our day-to-day management. We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our business. At March 31, 2018, deferred corporate management fees owed to Shidler Pacific Advisors amounted to $1.1 million, and are included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

These sources are essential to our short-term liquidity and financial position, and we cannot assure you that we will be able to successfully access them. If we are unable to generate adequate cash from these sources, we will have liquidity-related problems and may be exposed to significant risks. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Unrestricted and restricted cash on hand

As of March 31, 2018, we had $1.2 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $11.1 million. A summary of our restricted cash reserves is as follows (in thousands):

March 31, 2018
Leasing and capital expenditure reserves	$6,163
Ground lease reserves	—
Tax, insurance and other working capital reserves	1,228
Collateral accounts	1,849
Tenant security deposits	1,872
Total restricted cash	$11,112

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

We have not consistently achieved positive cash flow from operations since our formation transactions were contemplated in March 2008.

Distributions from joint ventures

In March 2017, the Pacific Business News Building property, located in Honolulu, Hawaii, was sold to an unaffiliated third party. Net proceeds from the sale of the property, which was owned by one of our unconsolidated joint ventures, were

Pacific Office Properties Trust, Inc.

used to repay the mortgage note payable and other transaction related expenses, and then distributed to the members of the joint venture, including us. Our share of the distributed net proceeds amounted to $2.0 million.

Following the sale of the Pacific Business News Building property, we are currently partners with third parties in two joint ventures, holding one office property and a sports club associated with that property in Phoenix, Arizona. Distributions from our joint ventures depend significantly on our joint ventures’ ability to generate positive cash flow from their rental operations or the sale of properties held by them. Our joint ventures’ ability to successfully manage their operations or identify, negotiate and close sale transactions on acceptable terms or at all is uncertain. We do not expect distributions from joint ventures to be a significant source of liquidity for us in the future.

Asset dispositions

We may seek to raise additional capital by selling our wholly-owned assets, but, following the completion of the sale of our Pan Am Building as discussed below, we will have only two such assets that could be sold to generate net cash proceeds and our ability to do so on acceptable terms or at all is highly uncertain.

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. We originally contributed the Pacific Business News Building to our unconsolidated joint venture in April 2011. Potential claims for a make-whole cash payment under tax protection agreements relating to the sale of this property have been waived.

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to a third party buyer for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018. See Note 7 for more discussion on the loan agreement and Note 11 for the contemplated sale of our Pan Am Building.

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

Property operating and corporate expenses

We are focused on ensuring our properties are operating as efficiently as possible. We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services. We have no employees and rely upon our advisor to provide substantially all of our day-to-day management. We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our current business.

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of March 31, 2018, we had cash reserves of $6.2 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $5.3 million with other projected discretionary obligations of $1.6 million through 2018. We intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements from our reserves on a timely basis.

Pacific Office Properties Trust, Inc.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the three months ended March 31, 2018
	New Leases	Renewed Leases	Total Leases
Square feet	5,654	15,653	21,307
Tenant improvement costs per square foot(1)	$29.41	$2.14	$9.38
Leasing commission costs per square foot	7.51	3.88	4.84
Total tenant improvement and leasing commission costs per square foot	$36.92	$6.02	$14.22
___________________________

(1)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of March 31, 2018, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $301.7 million and our unsecured promissory notes with a carrying value of $32.4 million) was $334.2 million, with a weighted average interest rate of 5.86% and a weighted average remaining term of 1.43 years. See “Indebtedness” below for additional information with respect to our consolidated debt as of March 31, 2018.

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

We did not declare a dividend on our Class A Common Stock during 2017, and do not expect to declare a dividend on our Class A Common Stock in 2018.  Furthermore, our Operating Partnership did not pay a distribution with respect to its outstanding Preferred Units or Common Units during 2017, and does not expect to do so for 2018. As noted above, unless full cumulative distributions have been paid on the outstanding Senior Common Units and Preferred Units, our Operating Partnership may not pay a distribution on its outstanding Common Units (including us with respect to our general partnership interest), which effectively means that we will be unable to pay dividends or other distributions on our Class A Common Stock unless and until all cumulative dividends and distributions have been paid with respect to the Senior Common Stock and the Preferred Units.

Beginning December 2016, we ceased payment of dividends on the Senior Common Stock. We continue to accrue the stated dividend on our outstanding shares of Senior Common Stock (which amounted to $5.5 million in aggregate as of March 31, 2018) until paid in full, although we do not expect to resume the payment of dividends in the foreseeable future.

At March 31, 2018, the cumulative unpaid distributions attributable to Preferred Units were $16.5 million, which we do not anticipate paying in 2018.

Pacific Office Properties Trust, Inc.

We do not expect that we will be able to resume the payment of dividends (including dividends on our Senior Common Stock) in the foreseeable future. Our ability to pay dividends or other distributions in the future will depend upon our legal and contractual restrictions, including the provisions of the Senior Common Stock, as well as actual results of operations, economic conditions, debt service requirements and other factors. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For a further discussion of such risks, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to our borrowings with respect to our consolidated property loan and our revolving line of credit as of March 31, 2018:

	Amount	Maturity Date
Consolidated property loan(1)	$279,051	8/11/2019
Revolving line of credit(2)	25,000	12/31/2019
Outstanding principal balance	304,051
Less: unamortized deferred loan fees, net	(2,321)
Mortgage and other loans, net	$301,730
 ___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the loan agreement. The loan may be prepaid in whole prior to its maturity date, subject to a spread maintenance prepayment premium and by providing a 30-day prepayment notice and complying with certain prepayment conditions. As of March 31, 2018, the applicable One-Month LIBOR Rate was 1.740%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of March 31, 2018, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

The consolidated property loan agreement contains customary covenants including, among other things, restrictions on the ability to incur additional indebtedness, transfer or dispose of assets, create liens and make certain investments. Our obligations under the loan agreement are secured by mortgages on the leasehold and fee (as applicable) interests in all of our wholly-owned properties as well as assignments of all leases, rents, contracts, revenues, permits and service agreements with respect to the properties and ownership interests in all equity interests and accounts of the borrowers. The loan is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

In connection with entering into the loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction is scheduled to occur no later than August 13, 2018. In the event the sale of the Pan Am Building property does not close on or prior to August 13, 2018 due to a default by the buyer, we have the right to tender a deed to the Pan Am Building property to the other lenders under the loan agreement, subject to the mortgage and the assignment of leases on the Pan Am Building property, in which case the principal amount of the loan agreement would be reduced by $78.5 million.

Pacific Office Properties Trust, Inc.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2019. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of March 31, 2018 and December 31, 2017, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At March 31, 2018 and December 31, 2017, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $32.4 million.

In 2008, we issued $21.1 million of promissory notes as consideration for having funded certain capital improvements prior to the completion of our formation transactions and upon the exercise of an option granted to us by Venture and its affiliates as part of our formation transactions in 2008. The promissory notes accrue interest at a rate of 7%, per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory notes were originally scheduled to mature on various dates commencing on March 19, 2013 through August 31, 2013, but the Operating Partnership elected to extend the maturity for one additional year. The maturity date of the promissory notes has subsequently been extended to December 31, 2019.

In February 2014, we issued to certain current and former affiliates additional promissory notes in the aggregate principal amount of $8.3 million to settle claims under tax protection agreements relating to the sale of our First Insurance Center property in 2012. See “Tax Protection Arrangements” in Note 9 for additional information. These promissory notes accrue interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity, and were originally scheduled to mature on December 31, 2015. The maturity date of the promissory notes has subsequently been extended to December 31, 2019.

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

Pacific Office Properties Trust, Inc.

For the period from March 20, 2008 through March 31, 2018, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009. At March 31, 2018 and December 31, 2017, $24.0 million and $23.0 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

The mortgage debt outstanding under our loan agreement is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability. In management’s judgment, it would be unlikely for us to incur any material liability under these indemnities that would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this report.

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

Item 1A. Risk Factors.

Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors set forth in those reports. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and results of operations.

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

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	May 14, 2018	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)