Form 10-Q
period 2018-09-30
PACIFIC OFFICE PROPERTIES TRUST, INC.
filed 2018-11-09
CIK 830748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 2018, there were issued and outstanding 4,067,334 shares of Class A Common Stock, par value $0.0001 per share; 100 shares of Class B Common Stock, par value $0.0001 per share; and 2,398,220 shares of Senior Common Stock, par value $0.0001 per share.

PACIFIC OFFICE PROPERTIES TRUST, INC.
TABLE OF CONTENTS
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Pacific Office Properties Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Investments in real estate, net	$130,100	$131,566
Real estate and other assets held for sale	—	58,179
Cash and cash equivalents	1,667	1,588
Restricted cash	10,487	12,418
Rents and other receivables, net	1,005	856
Deferred rents	2,922	2,882
Intangible assets, net	4,911	4,285
Prepaid expenses	1,932	988
Goodwill	28,399	37,665
Investments in unconsolidated joint ventures	174	298
Total assets	$181,597	$250,725

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and other loans, net	$224,298	$301,181
Unsecured notes payable to current and former related parties	35,933	32,433
Accounts payable and other liabilities	57,753	49,805
Accrued interest payable to current and former related parties (Note 8)	26,103	23,001
Liabilities of real estate assets held for sale	—	4,291
Total liabilities	344,087	410,711

Commitments and contingencies (Note 9)
Equity (cumulative deficit):
Preferred Stock, $0.0001 par value per share, 100,000,000 shares authorized, one share of Proportionate Voting Preferred Stock issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Senior Common Stock, $0.0001 par value per share (liquidation preference $10 per share, $23,982 and $24,057 as of September 30, 2018 and December 31, 2017, respectively) 40,000,000 shares authorized, 2,398,220 and 2,405,739 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	21,333	21,408
Class A Common Stock, $0.0001 par value per share, 599,999,900 shares authorized, 4,067,334 and 3,992,142 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	185	185
Class B Common Stock, $0.0001 par value per share, 100 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	236	161
Cumulative deficit	(183,308)	(182,747)
Total stockholders’ equity (deficit)	(161,554)	(160,993)
Non-controlling interests:
Preferred unitholders in the Operating Partnership	127,268	127,268
Common unitholders in the Operating Partnership	(128,204)	(126,261)
Total equity (deficit)	(162,490)	(159,986)
Total liabilities and equity (deficit)	$181,597	$250,725

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue
Rental	$4,272	$4,406	$12,697	$13,019
Tenant reimbursements	3,230	3,362	9,614	10,205
Parking	1,357	1,359	4,108	4,053
Other	159	184	306	331
Total revenue	9,018	9,311	26,725	27,608
Expenses
Rental property operating	5,687	5,251	16,403	16,212
General and administrative	486	439	1,308	1,595
Depreciation and amortization	1,896	2,157	5,630	6,262
Interest	4,897	4,383	14,118	12,643
Total expenses	12,966	12,230	37,459	36,712

Loss from continuing operations before equity in net (loss) income of unconsolidated joint ventures	(3,948)	(2,919)	(10,734)	(9,104)
Equity in net (loss) income of unconsolidated joint ventures	(65)	(46)	(200)	1,426
Loss from continuing operations	(4,013)	(2,965)	(10,934)	(7,678)
Discontinued Operations:
Loss from discontinued operations before gain on sale of property	(193)	(808)	(1,193)	(2,142)
Gain on sale of property	12,615	—	12,615	—
Income (loss) from discontinued operations	12,422	(808)	11,422	(2,142)

Net income (loss)	8,409	(3,773)	488	(9,820)
Net (income) loss attributable to non-controlling interests:
Preferred unitholders in the Operating Partnership	(568)	(568)	(1,704)	(1,704)
Common unitholders in the Operating Partnership	(5,749)	3,712	1,943	10,010
Net (income) loss attributable to non-controlling interests	(6,317)	3,144	239	8,306

Net income (loss) attributable to common stockholders before dividends accrued on Senior Common Stock	2,092	(629)	727	(1,514)
Dividends accrued on Senior Common Stock	(434)	(430)	(1,288)	(1,305)
Net income (loss) attributable to common stockholders	$1,658	$(1,059)	$(561)	$(2,819)

Income (loss) per common share:
Loss from continuing operations	$(0.27)	$(0.23)	$(0.78)	$(0.60)
Income (loss) from discontinued operations	0.68	(0.04)	0.64	(0.12)
Net income (loss) per common share - basic and diluted	$0.41	$(0.27)	$(0.14)	$(0.72)

Weighted average number of common shares outstanding - basic and diluted	4,067,434	3,945,481	4,020,241	3,942,671

See accompanying notes to consolidated financial statements.

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows (in thousands and unaudited)

	For the nine months ended September 30,
	2018	2017
Operating activities
Net income (loss)	$488	$(9,820)
Income (loss) from discontinued operations	11,422	(2,142)
Loss from continuing operations	(10,934)	(7,678)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities - continuing operations:
Depreciation and amortization	5,630	6,262
Deferred rent	(40)	486
Deferred ground rents	931	931
Interest amortization	4,230	4,029
Equity in net loss (income) of unconsolidated joint ventures	200	(1,426)
Bad debt expense	(30)	247
Changes in operating assets and liabilities:
Rents and other receivables	—	(264)
Prepaid expenses	(944)	(790)
Accounts payable and other liabilities	1,119	577
Net cash provided by operating activities - continuing operations	162	2,374
Net cash used in operating activities - discontinued operations	(1,279)	(27)
Net cash (used in) provided by operating activities	(1,117)	2,347

Investing activities
Additions to and improvement of real estate	(2,776)	(2,916)
Distributions from unconsolidated joint ventures	—	1,887
Contributions to unconsolidated joint ventures	(75)	(40)
Net sales proceeds from the sale of property	77,912	—
Payment of leasing commissions	(377)	(306)
Net cash provided by (used in) investing activities	74,684	(1,375)

Financing activities
Repayment of mortgage notes payable	(78,500)	(676)
Borrowing from related party	3,500	—
Security deposits	(419)	77
Net cash used in financing activities	(75,419)	(599)

Pacific Office Properties Trust, Inc. Consolidated Statements of Cash Flows, continued (in thousands and unaudited)

	For the nine months ended September 30,
	2018	2017
(Decrease) increase in cash, cash equivalents and restricted cash	(1,852)	373
Cash, cash equivalents and restricted cash at beginning of period	14,006	15,496
Cash, cash equivalents and restricted cash at end of period	$12,154	$15,869

Supplemental cash flow information
Interest paid	$13,231	$11,859

Supplemental disclosure of non-cash investing and financing activities
Accrued dividends and distributions	$2,992	$3,009
Change in accrued capital expenditures	$2,651	$249

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

Through our Operating Partnership, as of September 30, 2018, we owned two office properties comprising 0.9 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a vacant building, which was previously a sports club, associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

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

We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2018, except as disclosed in Note 2. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2018 are not necessarily indicative of future results.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We generated net income of $0.5 million for the nine months ended September 30, 2018 and incurred a net loss of $13.8 million for the year ended December 31, 2017. We have incurred cumulative net losses since inception of $256.3 million. We have not consistently achieved positive cash flow from operations since our formation transactions were contemplated in March 2008.

At September 30, 2018, we expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs beyond the fourth quarter of 2018. This condition raises substantial doubt about our ability to continue as a going concern.

Because we have not identified, and we do not believe we will identify, a course of action to achieve profitability in the foreseeable future, our board of directors is currently considering alternatives for the future of the Company, including a sale of our remaining assets, merger, recapitalization and/or dissolution of the Company.

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

As discussed above, we expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs beyond the fourth quarter of 2018. The mortgage debt on our wholly-owned properties is scheduled to mature on August 11, 2019. We do not have any committed financing sources available to refinance our debt as it matures. If we are unable to repay, extend or refinance our existing mortgage debt, we may be forced to give back these properties to our mortgage lenders.

Our primary source of cash in recent years has been the opportunistic sale of properties and borrowings from related parties. In March 2017, we completed the sale of our Pacific Business News Building joint venture property to an unrelated third party. In August 2018, we completed the sale of our Pan Am Building property to one of the lenders under our loan agreement. To assist with closing costs and working capital, we issued a promissory note in the principal amount of $3.5 million to Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”), in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 11 for more discussion on the sale of these properties and Note 8 for more discussion on the new promissory note.

Following the completion of the sale of the Pan Am Building property, our property portfolio consists of two wholly-owned office properties (Waterfront Plaza and Davies Pacific Center) and our 5% interests in joint ventures holding one office property and a vacant building, previously a sports club, associated with that property.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

We are focused on ensuring our properties are operating as efficiently as possible. We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services. We have no employees and rely upon our advisor to provide substantially all of our day-to-day management. We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our business. At September 30, 2018, we have $2.2 million, primarily related to outstanding corporate management fees, owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2018, we had cash reserves of $6.6 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $9.6 million with other projected discretionary obligations of $0.7 million through 2019. We intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements from our reserves on a timely basis.

As of September 30, 2018, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $224.3 million and our unsecured promissory notes with a carrying value of $35.9 million) was $260.2 million, with a weighted average interest rate of 6.04% and a weighted average remaining term of 0.95 years.

As of September 30, 2018, we had a fully-drawn $25.0 million unsecured credit facility scheduled to mature on December 31, 2019. We also had promissory notes payable to certain current and former affiliates in the aggregate outstanding principal amount of $35.9 million (together with accrued and unpaid interest of $26.1 million) scheduled to mature the earlier of (i) December 31, 2019 and (ii) the date on which the Operating Partnership has fully satisfied, or is released from, any liability under the Indemnification Agreement, dated as of September 2, 2009 (as subsequently amended), between the Operating Partnership and Shidler Equities, L.P., a Hawaii limited partnership controlled by Mr. Shidler (“Shidler LP”).

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, we assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded carrying value might not be fully recoverable. Indicators of potential impairment include significant decreases in occupancy levels and/or rental rates or a change in strategy that results in a decreased holding period. We determine whether impairment in value has occurred by comparing the estimated future cash flows, undiscounted and excluding interest, expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges for our wholly-owned properties were recorded for the three and nine month periods ended September 30, 2018 or 2017.

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

We evaluate all investments in accordance with the guidance of FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which we adopted on January 1, 2016 and which requires us to re-evaluate our joint venture investments to determine whether or not the joint ventures are variable interest entities (“VIEs”) and if they are VIEs, whether or not we are determined to be the primary beneficiary. We would consolidate a VIE if it is determined that we are the primary beneficiary. We use qualitative analyses to determine whether we are the primary beneficiary of a VIE. Consideration of various factors could include, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process and to replace the manager and/or liquidate the venture, if applicable. Under the amended standards, our joint ventures were determined to be VIEs based on our inability to control the joint ventures due to our lack of substantive kick-out and participating rights over our joint venture partners; however, we are not the primary beneficiaries of these VIEs because we lack the power to direct the activities of the joint ventures and do not have rights to significant financial benefits from each of our joint ventures. As of September 30, 2018, our maximum exposure to loss with respect to this arrangement is limited to the $0.2 million carrying value of our investments in the unconsolidated joint ventures.

Impairment of Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. An investment in an unconsolidated joint venture that we identify as having an indicator of impairment is subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. No impairment charges were recorded in our investments in unconsolidated joint ventures for the three and nine month periods ended September 30, 2018 or 2017.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used.

In August 2016, we entered into a purchase and sale agreement to sell our Pan Am Building property, located in Honolulu, Hawaii. The completion of the sale transaction occurred on August 13, 2018. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheets as of September 30, 2018. The results of its operations for the three and nine month periods ended September 30, 2018 and 2017 are included in “Discontinued Operations” in the accompanying consolidated statements of operations, in accordance with the discontinued operations criteria of FASB ASC 205, Presentation of Financial Statements - Discontinued Operations, as the sale represented a strategic shift in our operations.

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

We consider our wholly-owned properties one reporting unit due to similar geographic and economic characteristics. As of September 30, 2018, goodwill of our wholly-owned properties amounted to $28.4 million, after writing off approximately $9.3 million of goodwill associated with the sale of the Pan Am Building property in August 2018.

Revenue Recognition

The following four criteria must be met before we recognize revenue and gains:

•	persuasive evidence of an arrangement exists;

•	the delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectability is reasonably assured.

All of our tenant leases are classified as operating leases. For all leases with scheduled rent increases or other adjustments, minimum rental income is recognized on a straight-line basis over the terms of the related leases. Straight-line rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents and this amount is included in “Deferred rents” on the accompanying consolidated balance sheets. The straight line rent adjustment included in “Rental revenues” in the accompanying consolidated statements of operations was $(0.55) million and $(0.13) million for the three months ended September 30, 2018 and 2017, respectively, and $0.40 million and $(0.56) million for the nine months ended September 30, 2018 and 2017, respectively. Reimbursements from tenants for real estate taxes, excise taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for doubtful accounts. An allowance for doubtful accounts is made when collection of the full amounts is no longer considered probable. Tenant receivables are included in “Rents and other receivables, net,” in the accompanying consolidated balance sheets. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent. We take into consideration factors including historical termination, default activity and current economic conditions to evaluate the level of reserve necessary. We had an allowance for doubtful accounts of $0.04 million and $0.4 million, as of September 30, 2018 and December 31, 2017, respectively.

We had a total of $1.4 million of lease security available in security deposits, as of both September 30, 2018 and December 31, 2017.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Income Taxes

We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. We intend to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income, if any. Because we did not have any taxable income to distribute for the year ended December 31, 2017 and the nine months ended September 30, 2018, we have not recognized any provision for income taxes.

The Company is subject to the provisions of FASB ASC 740, Income Taxes which prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company evaluates the need for income tax accruals in accordance with ASC 740, and has not recorded any such liabilities.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force) (“ASU 2016-18”). ASU No. 2016-18 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this pronouncement on January 1, 2018. As a result of this adoption, we retrospectively reclassified $0.6 million of cash flows related to changes in restricted cash from operating activities and $0.2 million of cash flows related to changes in restricted cash from investing activities on our consolidated statement of cash flows to the cash, cash equivalents and restricted cash balances for the nine months ended September 30, 2017.

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

3.    Investments in Real Estate, net

Our investments in real estate, net, at September 30, 2018 (unaudited), and at December 31, 2017, are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Land and land improvements	$16,062	$16,062
Building and building improvements	153,496	150,517
Tenant improvements	28,163	27,950
Construction in progress	2,486	2,950
Furniture, fixtures and equipment	1,626	1,592
Investments in real estate	201,833	199,071
Less: accumulated depreciation	(71,733)	(67,505)
Investments in real estate, net	$130,100	$131,566

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

4.     Intangible Assets, net

Our identifiable intangible assets, net, at September 30, 2018 (unaudited), and at December 31, 2017, are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Acquired leasing commissions:
Gross amount	$6,204	$5,534
Accumulated amortization	(3,095)	(3,115)
Acquired leasing commissions, net	3,109	2,419

Acquired tenant relationship costs:
Gross amount	5,579	5,579
Accumulated amortization	(5,565)	(5,550)
Acquired tenant relationship costs, net	14	29

Acquired other intangibles:
Gross amount	2,910	2,910
Accumulated amortization	(1,122)	(1,073)
Acquired other intangibles, net	1,788	1,837

Intangible assets, net	$4,911	$4,285

5.    Investments in Unconsolidated Joint Ventures

In March 2017, one of our unconsolidated joint ventures sold the Pacific Business News Building property, located in Honolulu, Hawaii, to an unaffiliated third party. See Note 11 for additional information.

At September 30, 2018, we were partners with third parties in joint ventures holding one office property and a vacant building, which was previously a sports club, associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize financial information for our unconsolidated joint ventures (in thousands and unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Rental	$1,755	$1,867	$5,268	$6,007
Other	215	215	599	1,200
Total revenues	1,970	2,082	5,867	7,207
Expenses:
Rental operating	1,784	1,795	5,385	5,802
Depreciation and amortization	726	621	2,336	2,111
Interest	742	712	2,136	2,102
Total expenses	3,252	3,128	9,857	10,015
Loss before gain on sale of property	(1,282)	(1,046)	(3,990)	(2,808)
Gain (loss) on sale of property	—	—	—	11,421
Net (loss) income	$(1,282)	$(1,046)	$(3,990)	$8,613

Equity in net (loss) income of unconsolidated joint ventures	$(65)	$(46)	$(200)	$1,426

	September 30, 2018	December 31, 2017
Investment in real estate, net	$42,516	$43,531
Other assets	4,294	4,689
Total assets	$46,810	$48,220

Mortgage and other loans	$40,565	$40,440
Other liabilities	2,764	2,085
Total liabilities	$43,329	$42,525

Investments in unconsolidated joint ventures	$174	$298

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

6.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities at September 30, 2018 (unaudited), and at December 31, 2017, consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$1,919	$1,378
Interest payable	776	751
Deferred revenue	714	684
Security deposits	1,447	1,433
Deferred straight-line ground rent	22,081	21,150
Accrued distributions attributable to Preferred Units	17,613	15,909
Accrued expenses	12,506	7,829
Asset retirement obligations	697	671
Total accounts payable and other liabilities	$57,753	$49,805

7.     Mortgage and Other Loans

The following table sets forth a summary of our mortgage and other loans, net of deferred loan fees, at September 30, 2018 (unaudited), and at December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017	Interest Rate	Maturity Date
Consolidated property loan	$200,551	$279,051	(1)	8/11/2019
Revolving line of credit	25,000	25,000	(2)	12/31/2019
Outstanding principal balance	225,551	304,051
Less: unamortized deferred loan fees, net	(1,253)	(2,870)
Mortgage and other loans, net	$224,298	$301,181
___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the loan agreement and a balloon remaining principal payment at maturity. The LIBOR portion of the interest rate is subject to a floor of 0.50% and a cap of 4.0%, pursuant to an interest rate cap agreement. As of September 30, 2018, the applicable One-Month LIBOR Rate was 2.133%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of September 30, 2018, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

The consolidated property loan agreement contains customary covenants including, among other things, restrictions on the ability to incur additional indebtedness, transfer or dispose of assets, create liens and make certain investments. Our obligations under the loan agreement are secured by mortgages on the leasehold and fee (as applicable) interests in both of our wholly-owned properties as well as assignments of all leases, rents, contracts, revenues, permits and service agreements with respect to the properties and ownership interests in all equity interests and accounts of the borrowers. The loan is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

In connection with entering into the loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction occurred on August 13, 2018. In accordance with the loan agreement and Purchase and Sale Agreement, the proceeds from the sale of the property were used to prepay (with no prepayment premium) $78.5 million of the principal amount outstanding under the loan agreement.

Revolving Line of Credit

We are party to a Credit Agreement (the “FHB Credit Facility”) with First Hawaiian Bank (the “Lender”) which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2019. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of September 30, 2018 and December 31, 2017, we had outstanding borrowings of $25.0 million under the FHB Credit Facility. During each of the three month periods ended September 30, 2018 and 2017, we recognized $0.1 million in interest to the Lender. During each of the nine month periods ended September 30, 2018 and 2017, we recognized $0.2 million in interest to the Lender.

As security for the FHB Credit Facility, as amended, Shidler LP has pledged to the Lender a certificate of deposit in the principal amount of $25.0 million. As a condition to this pledge, the Operating Partnership and Shidler LP entered into an indemnification agreement pursuant to which the Operating Partnership agreed to indemnify Shidler LP from any losses, damages, costs and expenses incurred by Shidler LP in connection with the pledge. In addition, to the extent that all or any portion of the certificate of deposit is withdrawn by the Lender and applied to the payment of principal, interest and/or charges under the FHB Credit Facility, the Operating Partnership agreed to pay to Shidler LP interest on the withdrawn amount at a rate of 7.0% per annum from the date of the withdrawal until the date of repayment in full by the Operating Partnership to Shidler LP. Pursuant to this indemnification agreement, as amended, the Operating Partnership also agreed to pay to Shidler LP an annual fee of 2.0% of the entire $25.0 million principal amount of the certificate of deposit. During each of the three month periods ended September 30, 2018 and 2017, we recognized $0.1 million in interest to Shidler LP for the annual fee. During each of the nine month periods ended September 30, 2018 and 2017, we recognized $0.4 million in interest to Shidler LP for the annual fee. As of September 30, 2018, we have accrued approximately $1.3 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets.

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

8.    Unsecured Notes Payable to Current and Former Related Parties

At September 30, 2018 and December 31, 2017, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $35.9 million and $32.4 million, respectively.

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

In August 2018, we issued a promissory note in the principal amount of $3.5 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of 5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory note is scheduled to mature on December 31, 2019.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership and (except for the September 2016 and August 2018 notes) are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through September 30, 2018, interest payments on these unsecured notes payable have been deferred with the exception of $0.3 million which was related to the notes exchanged for shares of common stock in 2009. At September 30, 2018 and December 31, 2017, $26.1 million and $23.0 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Our wholly-owned operating properties are located in Honolulu. Our operating properties owned in joint ventures are located in Phoenix. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. As of September 30, 2018, no single tenant accounts for 10% or more of our total annualized base rents. We perform credit evaluations on new tenants by requesting and reviewing their financial statements and recent tax returns. During the terms of our leases, we monitor the credit quality of our tenants by reviewing the timeliness of their lease payments. In addition, we may review financial statements, operating statements and/or performance of other financial covenants as allowed for under their lease.

Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable and deferred rents receivable. We maintain our cash and cash equivalents and restricted cash on deposit with what management believes are

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

relatively stable financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the maximum amount; and, to date, we have not experienced any losses on our invested cash. Restricted cash held by our lenders is maintained in escrow accounts at a major financial institution.

Conditional Asset Retirement Obligations

We record a liability for a conditional asset retirement obligation, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control, when the fair value of the obligation can be reasonably estimated. Depending on the age of the construction, certain properties in our portfolio may contain non-friable asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos, if present, must be handled and disposed. Based on our evaluation of the physical condition and attributes of certain of our properties, we recorded conditional asset retirement obligations related to asbestos removal. As of September 30, 2018 and December 31, 2017, the liability in our consolidated balance sheets for conditional asset retirement obligations was $0.7 million as of both dates. The accretion expense for the three and nine month periods ended September 30, 2018 and 2017 was not significant.

Waterfront Plaza Ground Lease

We are subject to a surrender clause under the Waterfront Plaza ground lease that provides the lessor with the right to require us, at our own expense, to raze and remove all improvements from the leased land, contingent on the lessor’s decision at the time the ground lease expires on December 31, 2060. Accordingly, as of September 30, 2018 and December 31, 2017, the liability in our consolidated balance sheets for this asset retirement obligation was $0.5 million as of both dates. The accretion expense for the three and nine month periods ended September 30, 2018 and 2017 was not significant.

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

Capital Commitments

We are required by certain leases and other contractual obligations to complete tenant and building improvements. As of September 30, 2018, we had cash reserves of $6.6 million to fund capital expenditures and leasing costs, of which we were contractually obligated to spend $9.6 million with other projected discretionary obligations of $0.7 million through 2019. We anticipate that our reserves, as well as other sources of liquidity, including existing cash on hand, our cash flows from operations, financing and investing activities may not be sufficient to fund our capital expenditure obligations. See Note 1 for discussion on our ability to continue as a going concern.

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

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

10.     Equity (Deficit) and Earnings (Loss) per Share

Total Equity (Deficit)

The changes in total equity (deficit) for the period from December 31, 2017 to September 30, 2018 (unaudited) are shown below (in thousands):

	Pacific Office Properties Trust, Inc.	Non-controlling interest - Preferred	Non-controlling interest - Common	Total
Balance at December 31, 2017	$(160,993)	$127,268	$(126,261)	$(159,986)
Net income (loss)	727	1,704	(1,943)	488
Dividends and distributions	(1,288)	(1,704)	—	(2,992)
Balance at September 30, 2018	$(161,554)	$127,268	$(128,204)	$(162,490)

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

Our Senior Common Stock ranks senior to our Class A Common Stock and Class B Common Stock with respect to dividends and distribution of amounts upon liquidation. It has a $10.00 per share (plus accrued and unpaid dividends) liquidation preference. Subject to the preferential rights of any future series of preferred shares, holders of Senior Common Stock are entitled to receive, when and as authorized by the Company’s Board of Directors, and declared by us, cumulative cash dividends in an amount per share equal to a minimum of $0.725 per share per annum, payable monthly. Dividends on the Senior Common Stock are cumulative and accrue to the extent not declared or paid by us. Should the dividend payable on the Class A Common Stock exceed the rate of $0.20 per share per annum, the Senior Common Stock dividend would increase by 25% of the amount by which the Class A Common Stock dividend exceeds $0.20 per share per annum. Holders of Senior Common Stock have the right to vote on all matters presented to stockholders as a single class with holders of the Class A Common Stock, the Class B Common Stock and the Company’s outstanding share of Proportionate Voting

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Preferred Stock (as discussed below). Each share of the Company’s Class A Common Stock, the Class B Common Stock and the Senior Common Stock is entitled to one vote on each matter to be voted upon by the Company’s stockholders. Shares of Senior Common Stock may be exchanged, at the option of the holder, for shares of Class A Common Stock after the fifth anniversary of the issuance of such shares of Senior Common Stock. The exchange ratio is to be calculated using a value for our Class A Common Stock based on the average of the trailing 30-day closing price of the Class A Common Stock on the date the shares are submitted for exchange, but in no event less than $1.00 per share, and a value for the Senior Common Stock of $10.00 per share. There were no exchanges of Senior Common Stock for Class A Common Stock in the third quarter of 2018. For the nine months ended September 30, 2018, 75,192 shares of Class A Common Stock were issued in exchange for 7,519 shares of Senior Common Stock. Unless full cumulative dividends on the Senior Common Stock have been paid for all past dividend periods, we may not repurchase or redeem any shares of Senior Common Stock (or Class A Common Stock) unless all outstanding shares of Senior Common Stock are simultaneously repurchased or redeemed. As of September 30, 2018 and December 31, 2017, we had a total of 2,398,220 and 2,405,739, respectively, shares of Senior Common Stock issued and outstanding. We terminated our continuous public offering of Senior Common Stock in February 2011 and do not expect to issue any additional shares of Senior Common Stock.

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

Non-controlling Interests

Non-controlling interests include the interests in the Operating Partnership that are not owned by the Company, which amounted to all of the Preferred Units and 77.61% of the Common Units outstanding as of September 30, 2018. During the nine months ended September 30, 2018 and 2017, no Common Units or Preferred Units were redeemed or issued. As of September 30, 2018, 46,698,532 shares of our Class A Common Stock were reserved for issuance upon redemption of outstanding Common Units and Preferred Units.

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

The Preferred Units have fixed rights to annual distributions at an annual rate of 2% of their liquidation preference of $25 per Preferred Unit and priority over Common Units in the event of a liquidation of the Operating Partnership. At September 30, 2018, the cumulative unpaid distributions attributable to Preferred Units were $17.6 million. We anticipate continuing to accrue these distributions.

Common Units of all classes and Preferred Units of the Operating Partnership do not have any right to vote on any matters presented to our stockholders. We have outstanding one share of Proportionate Voting Preferred Stock, which is held by Pacific Office Holding, Inc., a corporation owned by Mr. Shidler and certain of our current and former executive officers and other affiliates. The Proportionate Voting Preferred Stock has no dividend rights and minimal rights to distributions in the event of liquidation, but it entitles its holder to vote on all matters for which the holders of Class A

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Common Stock are entitled to vote. The Proportionate Voting Preferred Stock entitles its holder to cast a number of votes equal to the total number of shares of Class A Common Stock issuable upon redemption for shares of the Class B Common Units and Preferred Units issued in connection with the completion of our formation transactions on March 19, 2008. This number will decrease to the extent that these Class B Common Units are redeemed for shares of Class A Common Stock in the future, but will not increase in the event of future unit issuances by the Operating Partnership. As of September 30, 2018, that share of Proportionate Voting Preferred Stock represented 88% of our voting power. Pacific Office Holding, Inc. has agreed to cast its Proportionate Voting Preferred Stock votes on any matter in direct proportion to votes that are cast by limited partners of our Operating Partnership holding the Class B Common Units and Preferred Units issued in the formation transactions.

As of September 30, 2018, Venture owned 46,173,693 shares of our Class A Common Stock assuming that all Operating Partnership units were fully redeemed for shares on such date, notwithstanding the restrictions on redemption noted above. Assuming the immediate redemption of all the Operating Partnership units held by Venture, Venture and its related parties control 91.3% of the total voting power in the Company.

Earnings (Loss) per Share

We present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted EPS is computed by dividing net income or loss attributable to common stockholders for the period by the number of shares of Class A Common Stock and Class B Common Stock that would have been outstanding assuming the issuance of shares of Class A Common Stock for all potentially dilutive shares of Class A Common Stock outstanding during each period. Net income or loss in the Operating Partnership is allocated in accordance with the Partnership Agreement among our general partner and limited partner Common Unit holders in accordance with their weighted average ownership percentages in the Operating Partnership of 22.39% and 77.61%, respectively, as of September 30, 2018, after taking into consideration the priority distributions allocated to the limited partner preferred unit holders in the Operating Partnership.

The following is the basic and diluted income (loss) per share (in thousands, except share and per share amounts, and unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders - basic and diluted(1)	$1,658	$(1,059)	$(561)	$(2,819)

Weighted average number of common shares	4,067,434	3,945,481	4,020,241	3,942,671
Potentially dilutive common shares(2)	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	4,067,434	3,945,481	4,020,241	3,942,671
Net income (loss) per common share - basic and diluted	$0.41	$(0.27)	$(0.14)	$(0.72)
___________________________

(1)
For each of the three month periods ended September 30, 2018 and 2017, net loss attributable to common stockholders includes $0.6 million of priority allocation to Preferred Unit holders. For each of the nine month periods ended September 30, 2018 and 2017, net loss attributable to common stockholders includes $1.7 million of priority allocation to Preferred Unit holders. These allocations are included in non-controlling interests in the consolidated statements of operations. The Company continues to accrue the distributions but does not anticipate paying the distributions in the foreseeable future. See below for additional detail.

(2)
For the three months ended September 30, 2018, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,398,220 shares of Senior Common Stock

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

For the nine months ended September 30, 2018, 14,101,004 shares of Class A Common Stock which may be issued upon redemption of Common Units, 32,597,528 shares of Class A Common Stock which may be issued upon conversion of Preferred Units and subsequent redemption, and 2,402,939 shares of Senior Common Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position;

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

Dividends and Distributions

Beginning December 2016, we ceased payment of dividends on the Senior Common Stock. We continue to accrue the stated dividend on our outstanding shares of Senior Common Stock (which amounted to $6.3 million in aggregate as of September 30, 2018) until paid in full, although we do not expect to resume the payment of dividends in the foreseeable future.

At September 30, 2018, the cumulative unpaid distributions attributable to Preferred Units were $17.6 million, which we do not anticipate paying in the foreseeable future.

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

Pan Am Building Sale

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to Don Quijote (USA) Co., Ltd. (“Don Quijote”), one of the lenders under the loan agreement. On August 13, 2018, we completed the sale of the Pan Am Building property for cash consideration of $78.5 million. Accordingly, the associated assets and liabilities have been removed from our consolidated balance sheets as of September 30, 2018. The results of its operations for the three and nine month periods ended September 30, 2018 and 2017 are included in “Discontinued Operations” in the accompanying consolidated statements of operations, in accordance with the discontinued

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

operations criteria of FASB ASC 205, Presentation of Financial Statements - Discontinued Operations, as the sale represented a strategic shift in our operations.

The following table summarizes the major classes of assets and liabilities of the Pan Am Building property that are classified as held for sale at December 31, 2017 (in thousands):

December 31, 2017
Investment in real estate, net	$57,046
Rents and other receivables, net	121
Deferred rents	480
Intangible assets, net	480
Prepaid expenses	52
Total real estate and other assets held for sale	$58,179

Accounts payable and other liabilities	$1,513
Acquired below-market leases, net	2,778
Total liabilities of real estate assets held for sale	$4,291

We wrote-off approximately $9.3 million of associated goodwill upon the sale of the Pan Am Building property.

The following table summarizes the operating results of the Pan Am Building property that comprise income (loss) from discontinued operations (in thousands and unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue	$948	$2,160	$5,224	$6,441
Expenses	1,141	2,968	6,417	8,583
Loss from discontinued operations before gain on sale of property	(193)	(808)	(1,193)	(2,142)
Gain on sale of property	12,615	—	12,615	—
Income (loss) from discontinued operations	$12,422	$(808)	$11,422	$(2,142)

Proceeds from the sale of the property were used to prepay $78.5 million of principal amount of the loan. The prepayment was not subject to a spread maintenance prepayment premium pursuant to the loan agreement.

12.     Related Party Transactions

We are externally advised by Shidler Pacific Advisors, an entity that is owned and controlled by Mr. Shidler. Shidler Pacific Advisors is responsible for the day to day operations and management of the Company, including management of our wholly-owned properties. For its services, Shidler Pacific Advisors earned a corporate management fee of $0.2 million per quarter, which is reflected in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2018 and 2017, and property management fees of 2.5% to 3.0% of the rental cash receipts collected by the wholly-owned properties, and related fees; however, such property management and related fees are required to be consistent with prevailing market rates for similar services provided on an arms-length basis in the area in which the subject property is located.

The fees that were earned by Shidler Pacific Advisors for services relating to property management, corporate management, construction management and other services are summarized in the table below (in thousands and unaudited):

Pacific Office Properties Trust, Inc.
Notes to Consolidated Financial Statements (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Property management	$443	$464	$1,395	$1,416
Corporate management	175	175	525	525
Construction management and other	15	17	170	62
Total	$633	$656	$2,090	$2,003

Shidler Pacific Advisors leases space from us at each of our wholly-owned properties for building management and corporate offices. The rents from these leases totaled $0.1 million and $0.2 million for the three month periods ended September 30, 2018 and 2017, respectively, and $0.5 million for each of the nine month periods ended September 30, 2018 and 2017. At September 30, 2018, we have $2.2 million, primarily related to outstanding corporate management fees, owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

During each of the three month periods ended September 30, 2018 and 2017, we recognized $0.1 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. During each of the nine month periods ended September 30, 2018 and 2017, we recognized $0.4 million in interest to Shidler LP for the annual fee related to its security pledge for the FHB Credit Facility. As of September 30, 2018, we have accrued approximately $1.3 million of interest payments owed to Shidler LP for this annual fee included in “Accrued interest payable to current and former related parties” in the accompanying consolidated balance sheets. See Note 7 for more discussion on the FHB Credit Facility, including the security pledge made by Shidler LP.

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

At September 30, 2018 and December 31, 2017, $26.1 million and $23.0 million, respectively, of accrued interest attributable to unsecured notes payable to current and former related parties is included in the accompanying consolidated balance sheets. See Note 8 for a detailed discussion on these unsecured notes payable.

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

At September 30, 2018 , the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $225.6 million. At December 31, 2017, the carrying value (excluding accrued interest and unamortized deferred loan fees) and estimated fair value of the mortgage and other loans were $304.1 million.

14.     Subsequent Events

On October 10, 2018, our unconsolidated joint venture that owns the City Square property, located in Phoenix, Arizona, consented with the lender of the mortgage loan encumbering the property of the appointment of a receiver to manage the property. Our investment in the unconsolidated joint venture that owned this property amounted to $0.2 million as of September 30, 2018, and will be written off in the fourth quarter of 2018. Following the completion of this transaction, our investment in unconsolidated joint ventures will consist of a 5% interest in a joint venture holding a 35,000 square foot vacant building, which was previously a sports club, associated with the City Square property.

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

Overview

We are an externally advised REIT that owns and operates primarily institutional-quality office properties in Hawaii. As of September 30, 2018, we owned two office properties comprising 0.9 million rentable square feet in Honolulu, Hawaii, and were partners with third parties in joint ventures holding one office property and a vacant building, which was previously a sports club, associated with that property in Phoenix, Arizona. Our ownership interest percentage in these joint ventures is 5.0%.

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

We generated net income of $0.5 million for the nine months ended September 30, 2018 and incurred a net loss of $13.8 million for the year ended December 31, 2017. We have incurred cumulative net losses since inception of $256.3 million. We have not consistently achieved positive cash flow from operations since our formation transactions were contemplated in March 2008.

At September 30, 2018, we expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs beyond the fourth quarter of 2018. This condition raises substantial doubt about our ability to continue as a going concern.

Because we have not identified, and we do not believe we will identify, a course of action to achieve profitability in the foreseeable future, our board of directors is currently considering alternatives for the future of the Company, including a sale of our remaining assets, merger, recapitalization and/or dissolution of the Company.

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

Pacific Office Properties Trust, Inc.

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

Results of Operations

Our results of operations for the three and nine month periods ended September 30, 2018 and 2017 include the results of our wholly-owned properties (Waterfront Plaza and Davies Pacific Center), including the results of our wholly-owned property we sold in August 2018 (Pan Am Building), and our equity in the net income (loss) of our unconsolidated joint ventures.

Overview

As of September 30, 2018, our wholly-owned properties were 87.1% leased, with 116,804 square feet available, under a total of 219 leases. As of that date, 2.9% of our leased square footage was scheduled to expire during 2018 and another 15.8% of our leased square footage was scheduled to expire during 2019.

As of December 31, 2017, our wholly-owned properties were 85.1% leased, with 167,539 square feet available, under a total of 312 leases. As of that date, 18.4% of our leased square footage was scheduled to expire during 2018 and another 14.0% of our leased square footage was scheduled to expire during 2019.

The following table summarizes the changes in vacant space for our wholly-owned properties for the three and nine month periods ended September 30, 2018 (in rentable square feet):

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Vacant space available at the beginning of the period	188,124	167,539
Sale of Pan Am Building property	(26,134)	(26,134)
Expired or terminated during the period(1)	31,656	134,297
Square footage adjustments and exclusions(2)	38,741	21,882
Total space available for lease	232,387	297,584
New leases	100,133	111,949
Renewed leases	15,450	68,831
Total space leased during the period	115,583	180,780
Vacant space available at the end of the period	116,804	116,804
___________________________

(1)	Includes leases that expired on the last day of the prior period.

(2)	Includes adjustments for remeasured square footage, right-to-use leases, month-to-month storage leases and leases executed in the period but not yet occupied.

Pacific Office Properties Trust, Inc.

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

Comparison of the three months ended September 30, 2018 to
the three months ended September 30, 2017 (in thousands)

	2018	2017	$ Change	% Change
Revenue:
Rental	$4,272	$4,406	$(134)	(3.0)%
Tenant reimbursements	3,230	3,362	(132)	(3.9)%
Parking	1,357	1,359	(2)	(0.1)%
Other	159	184	(25)	(13.6)%
Total revenue	9,018	9,311	(293)	(3.1)%
Expenses:
Rental property operating	5,687	5,251	436	8.3%
General and administrative	486	439	47	10.7%
Depreciation and amortization	1,896	2,157	(261)	(12.1)%
Interest	4,897	4,383	514	11.7%
Total expenses	12,966	12,230	736	6.0%
Loss from continuing operations before equity in net loss of unconsolidated joint ventures	(3,948)	(2,919)	(1,029)	35.3%
Equity in net loss of unconsolidated joint ventures	(65)	(46)	(19)	41.3%
Loss from continuing operations	(4,013)	(2,965)	(1,048)	35.3%
Discontinued operations:
Loss from discontinued operations before gain on sale of property	(193)	(808)	615	(76.1)%
Gain on sale of property	12,615	—	12,615	100.0%
Income (loss) from discontinued operations	12,422	(808)	13,230	NM

Net income (loss)	$8,409	$(3,773)	$12,182	(322.9)%
___________________________

NM    Not meaningful.

Revenues

Rental revenue. Total rental revenue decreased by $0.1 million, or 3.0%, primarily due to a decrease in rental revenues at Waterfront Plaza as a result of a significant tenant renewing its lease for less space in the current year period.

Tenant reimbursements. Total tenant reimbursements decreased by $0.1 million, or 3.9%, primarily due to decreases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.1 million) as compared to the prior year period, partially offset by an increase in electricity reimbursements at Waterfront Plaza ($0.1 million) compared to the prior year period.

Parking revenue. Total parking revenue decreased by an insignificant amount compared to the prior year period.

Pacific Office Properties Trust, Inc.

Other revenue. Total other revenue decreased by an insignificant amount compared to the prior year period.

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.4 million, or 8.3%, primarily due to reimbursements received for janitorial maintenance expenses at Davies Pacific Center ($0.2 million) in the prior year period and increases in electricity expenses at Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.1 million) as compared to the prior year period.

General and administrative expense. Total general and administrative expenses increased by an insignificant amount compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.3 million, or 12.1%, primarily due to a decrease in depreciation expenses at Waterfront Plaza as a result of assets being fully depreciated ($0.1 million) and write-offs of tenant improvements and deferred leasing costs related to tenants at Waterfront Plaza that vacated their leased premises in the prior year period ($0.1 million).

Interest expense. Total interest expense increased by $0.5 million, or 11.7%, primarily due to increases in interest rates attributable to Davies Pacific Center ($0.2 million) and Waterfront Plaza ($0.2 million) and an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.1 million) as compared to the prior year period.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures increased by an insignificant amount compared to the prior year period.

Loss from discontinued operations before gain on sale of property

For the three month periods ended September 30, 2018 and 2017, discontinued operations reflect the net results of operations of the Pan Am Building property, which met the criteria to be classified as an asset held for sale beginning March 2018. Loss from discontinued operations before gain on the sale of property decreased, as compared to the prior year period, primarily resulting from the termination of recording depreciation expense at the time the Pan Am Building was classified as held for sale.

Gain on sale of property

We recognized a gain related to the sale of our Pan Am Building property in August 2018. We previously classified the assets and liabilities related to this property as held for sale on our consolidated balance sheets and the net results of its operations as discontinued operations on our consolidated statements of operations.

Pacific Office Properties Trust, Inc.

Comparison of the nine months ended September 30, 2018 to
the nine months ended September 30, 2017 (in thousands)

	2018	2017	$ Change	% Change
Revenue:
Rental	$12,697	$13,019	$(322)	(2.5)%
Tenant reimbursements	9,614	10,205	(591)	(5.8)%
Parking	4,108	4,053	55	1.4%
Other	306	331	(25)	(7.6)%
Total revenue	26,725	27,608	(883)	(3.2)%
Expenses:
Rental property operating	16,403	16,212	191	1.2%
General and administrative	1,308	1,595	(287)	(18.0)%
Depreciation and amortization	5,630	6,262	(632)	(10.1)%
Interest	14,118	12,643	1,475	11.7%
Total expenses	37,459	36,712	747	2.0%
Loss from continuing operations before equity in net (loss) income of unconsolidated joint ventures	(10,734)	(9,104)	(1,630)	17.9%
Equity in net (loss) income of unconsolidated joint ventures	(200)	1,426	(1,626)	(114.0)%
Loss from continuing operations	(10,934)	(7,678)	(3,256)	42.4%
Discontinued operations:
Loss from discontinued operations before gain on sale of property	(1,193)	(2,142)	949	(44.3)%
Gain on sale of property	12,615	—	12,615	100.0%
Income (loss) from discontinued operations	11,422	(2,142)	13,564	NM

Net income (loss)	$488	$(9,820)	$10,308	(105.0)%
___________________________

NM    Not meaningful.

Revenues

Rental revenue. Total rental revenue decreased by $0.3 million, or 2.5%, primarily due to a decrease in rental revenues at Waterfront Plaza as a result of a significant tenant renewing its lease for less space ($0.5 million) and negotiated lease incentives for two significant tenants in the current year period ($0.2 million), partially offset by a write-off of deferred rent revenues related to a significant tenant at Waterfront Plaza that vacated its leased premises in the prior year period ($0.3 million).

Tenant reimbursements. Total tenant reimbursements decreased by $0.6 million, or 5.8%, primarily due to decreases in tenant recoveries for common area maintenance expenses at Davies Pacific Center ($0.3 million) and Waterfront Plaza ($0.4 million) as compared to the prior year period, partially offset by an increase in electricity reimbursements at Waterfront Plaza ($0.1 million) compared to the prior year period.

Parking revenue. Total parking revenue increased by $0.1 million, or 1.4%, primarily due to an increase in parking revenues at Waterfront Plaza as compared to the prior year period.

Other revenue. Total other revenue decreased by an insignificant amount compared to the prior year period.

Pacific Office Properties Trust, Inc.

Expenses

Rental property operating expenses. Total rental property operating expenses increased by $0.2 million, or 1.2%, primarily due to increases in electricity expenses ($0.2 million) and real property taxes ($0.1 million) at Waterfront Plaza as compared the prior year period, an increase in general excise taxes due to a refund at Waterfront Plaza ($0.1 million) in the prior year period, and a reimbursement in the prior year period for janitorial maintenance expenses at Davies Pacific Center ($0.1 million), partially offset by and a decrease in bad debt expense at Waterfront Plaza ($0.3 million) as compared to the prior year period.

General and administrative expense. Total general and administrative expenses decreased by $0.3 million, or 18.0%, primarily due to a decrease in professional services fees compared to the prior year period.

Depreciation and amortization expense. Total depreciation and amortization expenses decreased by $0.6 million, or 10.1%, primarily due to decreases in depreciation and amortization expenses at Davies Pacific Center ($0.1 million) and Waterfront Plaza ($0.3 million) as a result of assets being fully depreciated and write-offs of tenant improvements and deferred leasing costs related to tenants at Waterfront Plaza that vacated their leased premises in the prior year period ($0.2 million).

Interest expense. Total interest expense increased by $1.5 million, or 11.7%, primarily due to increases in interest rates attributable to Davies Pacific Center ($0.5 million) and Waterfront Plaza ($0.8 million) and an increase in accrued interest on the unsecured notes payable to current and former related parties ($0.2 million) as compared to the prior year period.

Equity in net (loss) income of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures was $0.2 million for the nine months ended September 30, 2018 compared to equity in net income of unconsolidated joint ventures of $1.4 million for the nine months ended September 30, 2017. The decrease was primarily attributable to the gain on the sale of the Pacific Business News Building joint venture property in March 2017.

Loss from discontinued operations before gain on sale of property

For the nine month periods ended September 30, 2018 and 2017, discontinued operations reflect the net results of operations of the Pan Am Building property, which met the criteria to be classified as an asset held for sale beginning March 2018. Loss from discontinued operations decreased, as compared to the prior year period, primarily resulting from the termination of recording depreciation expense at the time the Pan Am Building was classified as held for sale.

Gain on sale of property

We recognized a gain related to the sale of our Pan Am Building property in August 2018. We previously classified the assets and liabilities related to this property as held for sale on our consolidated balance sheets and the net results of its operations as discontinued operations on our consolidated statements of operations.

Cash Flows

Net cash used in operating activities for the Company for the nine months ended September 30, 2018 was $1.1 million compared to net cash provided by operating activities of $2.3 million for the nine months ended September 30, 2017. The decrease was primarily the result of an increase in total interest payments ($1.4 million) over the prior year period, a decrease in accounts payable and accrued expenses attributable to the Pan Am Building as compared to the prior year period ($0.8 million) and a decrease in revenues from Waterfront Plaza and Davies Pacific Center as compared to the prior year period.

Net cash provided by investing activities for the Company for the nine months ended September 30, 2018 was $74.7 million compared to net cash used in investing activities of $1.4 million for the nine months ended September 30, 2017. The decrease was primarily the result of net proceeds from the sale of our Pan Am Building property in August 2018 ($77.9 million), partially offset by a one-time distribution from one of our joint ventures which sold the Pacific Business News Building property in March 2017 ($1.9 million).

Pacific Office Properties Trust, Inc.

Net cash used in financing activities for the nine months ended September 30, 2018 was $75.4 million compared to $0.6 million for the nine months ended September 30, 2017. The increase was primarily due to the repayment of mortgage notes payable primarily related to the Pan Am Building property as a result of the sale of the property in August 2018 ($77.8 million) and a decrease in security deposits ($0.5 million) as compared to the prior year period, partially offset by borrowings from a related party in the current year period ($3.5 million).

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

We expect that our cash flows from operations, including existing cash on hand, will be insufficient to meet working capital requirements and to fund required capital expenditures and leasing costs beyond the fourth quarter of 2018. The mortgage debt on our wholly-owned properties is scheduled to mature on August 11, 2019. We do not have any committed financing sources available to refinance our debt as it matures. If we are unable to repay, extend or refinance our existing mortgage debt, we may be forced to give back these properties to our mortgage lenders.

Our primary source of cash in recent years has been the opportunistic sale of properties and borrowings from related parties. In March 2017, we completed the sale of our Pacific Business News Building joint venture property to an unrelated third party. In August 2018, we completed the sale of our Pan Am Building property to one of the lenders under our loan agreement. To assist with closing costs and working capital, we issued a promissory note in the principal amount of $3.5 million to Shidler Equities, L.P. in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. See Note 11 for more discussion on the sale of these properties and Note 8 for more discussion on the new promissory note.

Following the completion of the sale of the Pan Am Building property, our property portfolio consists of two wholly-owned office properties (Waterfront Plaza and Davies Pacific Center) and our 5% interests in joint ventures holding one office property and a vacant building, which was previously a sports club, associated with that property.

Because we have not identified, and we do not believe we will identify, a course of action to achieve profitability in the foreseeable future, our board of directors is currently considering alternatives for the future of the Company, including a sale of our remaining assets, merger, recapitalization and/or dissolution of the Company.

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

We are focused on ensuring our properties are operating as efficiently as possible. We have taken steps to identify opportunities to reduce discretionary operating costs wherever possible and at the same time maintaining the quality of our buildings and the integrity of our management services. We have no employees and rely upon our advisor to provide substantially all of our day-to-day management. We believe that Shidler Pacific Advisors can provide adequate personnel resources, at lower cost to us, for our business. At September 30, 2018, we have $2.2 million, primarily related to outstanding corporate management fees, owed to Shidler Pacific Advisors included in “Accounts payable and other liabilities” in the accompanying consolidated balance sheets.

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

Pacific Office Properties Trust, Inc.

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

Unrestricted and restricted cash on hand

As of September 30, 2018, we had $1.7 million in unrestricted cash and cash equivalents. In addition, we had restricted cash balances of $10.5 million. A summary of our restricted cash reserves is as follows (in thousands):

September 30, 2018
Leasing and capital expenditure reserves	$6,550
Ground lease reserves	—
Tax, insurance and other working capital reserves	874
Collateral accounts	1,616
Tenant security deposits	1,447
Total restricted cash	$10,487

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

Pacific Office Properties Trust, Inc.

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

Following the sale of the Pacific Business News Building property, we are currently partners with third parties in two joint ventures, holding one office property and a vacant building, previously a sports club, associated with that property in Phoenix, Arizona. Distributions from our joint ventures depend significantly on our joint ventures’ ability to generate positive cash flow from their rental operations or the sale of properties held by them. Our joint ventures’ ability to successfully manage their operations or identify, negotiate and close sale transactions on acceptable terms or at all is uncertain. We do not expect distributions from joint ventures to be a significant source of liquidity for us in the future.

Asset dispositions

We may seek to raise additional capital by selling our wholly-owned assets, but, following the completion of the sale of our Pan Am Building as discussed below, we have only two such assets that could be sold to generate net cash proceeds and our ability to do so on acceptable terms or at all is highly uncertain.

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

In August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to a third party buyer for cash consideration of $78.5 million. In August 2018, we completed the sale of the Pan Am Building property. Proceeds from the sale of the property was used to prepay $78.5 million of principal amount of the loan. The prepayment was not subject to a spread maintenance prepayment premium pursuant to the loan agreement. See Note 7 for more discussion on the loan agreement and Note 11 for more discussion on the sale of our Pan Am Building.

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

Capital expenditures (including building and tenant improvements and leasing commissions)

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain our properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the term of the lease, the type of lease and overall market conditions. Our costs for capital expenditures and leasing fall into two categories: (1) amounts that we are contractually obligated to spend and (2) discretionary amounts.  As of September 30, 2018, we had cash reserves of $6.6 million to fund capital expenditures and leasing costs, of which we were

Pacific Office Properties Trust, Inc.

contractually obligated to spend $9.6 million with other projected discretionary obligations of $0.7 million through 2019. We intend to mitigate any capital project overages and continue to request the maximum amount of reimbursements from our reserves on a timely basis.

The following table summarizes tenant improvement and leasing commission costs related to new and renewed leases of our wholly-owned properties:

	For the nine months ended September 30, 2018
	New Leases	Renewed Leases	Total Leases
Square feet(1)	111,452	54,681	166,133
Tenant improvement costs per square foot(2)	$32.93	$9.30	$25.15
Leasing commission costs per square foot	18.64	5.53	14.32
Total tenant improvement and leasing commission costs per square foot	$51.57	$14.83	$39.47
___________________________

(1)	Excludes the Pan Am Building property which was sold in August 2018, right-to-use leases and month-to-month storage leases.

(2)	Based on the negotiated tenant improvement cost budget at the time of lease execution, which may be incurred in a subsequent year and different than actual costs incurred.

Debt service and financing costs

As of September 30, 2018, our total consolidated debt (which includes our mortgage and other loans with a carrying value of $224.3 million and our unsecured promissory notes with a carrying value of $35.9 million) was $260.2 million, with a weighted average interest rate of 6.04% and a weighted average remaining term of 0.95 years. See “Indebtedness” below for additional information with respect to our consolidated debt as of September 30, 2018.

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

Beginning December 2016, we ceased payment of dividends on the Senior Common Stock. We continue to accrue the stated dividend on our outstanding shares of Senior Common Stock (which amounted to $6.3 million in aggregate as of

Pacific Office Properties Trust, Inc.

September 30, 2018) until paid in full, although we do not expect to resume the payment of dividends in the foreseeable future.

At September 30, 2018, the cumulative unpaid distributions attributable to Preferred Units were $17.6 million, which we do not anticipate paying in the foreseeable future.

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

Indebtedness

Mortgage and Other Loans

The following table sets forth information relating to our borrowings with respect to our consolidated property loan and our revolving line of credit as of September 30, 2018:

	Amount	Maturity Date
Consolidated property loan(1)	$200,551	8/11/2019
Revolving line of credit(2)	25,000	12/31/2019
Outstanding principal balance	225,551
Less: unamortized deferred loan fees, net	(1,253)
Mortgage and other loans, net	$224,298
 ___________________________

(1)
The loan is subject to monthly interest payments bearing interest at a floating rate per annum equal to the One-Month LIBOR Rate plus 4.5% and monthly partial principal payments based on the availability of cash after making required distributions for operating costs and reserves pursuant to a payment waterfall and other terms and conditions under the loan agreement. The loan may be prepaid in whole prior to its maturity date, subject to a spread maintenance prepayment premium and by providing a 30-day prepayment notice and complying with certain prepayment conditions. As of September 30, 2018, the applicable One-Month LIBOR Rate was 2.133%.

(2)
Amounts borrowed under the revolving line of credit require monthly interest only payments at a fluctuating annual rate equal to the effective rate of interest paid by the lender on time certificates of deposit, plus 1.00% and a balloon principal payment at maturity. As of September 30, 2018, the effective rate of interest paid by the lender on time certificates of deposit was 0.10%. See “Revolving Line of Credit” below.

The consolidated property loan agreement contains customary covenants including, among other things, restrictions on the ability to incur additional indebtedness, transfer or dispose of assets, create liens and make certain investments. Our obligations under the loan agreement are secured by mortgages on the leasehold and fee (as applicable) interests in both of our wholly-owned properties as well as assignments of all leases, rents, contracts, revenues, permits and service agreements with respect to the properties and ownership interests in all equity interests and accounts of the borrowers. The loan is non-recourse to our Operating Partnership, except for customary recourse carve-outs for borrower misconduct and environmental liabilities. The recourse liability for borrower misconduct and environmental liabilities was guaranteed by Mr. Shidler. Our Operating Partnership has agreed to indemnify Mr. Shidler to the extent of his guaranty liability.

In connection with entering into the loan agreement, in August 2016, we entered into a Purchase and Sale Agreement to sell our Pan Am Building property, located in Honolulu, Hawaii, to one of the lenders under the loan agreement, for cash consideration of $78.5 million. The completion of the sale transaction occurred on August 13, 2018. In accordance with the loan agreement and Purchase and Sale Agreement, the proceeds from the sale of the property was used to prepay (with no prepayment premium) $78.5 million of the principal amount outstanding under the loan agreement.

Pacific Office Properties Trust, Inc.

Revolving Line of Credit

We are party to a Credit Agreement, referred to as the FHB Credit Facility, with First Hawaiian Bank, or the Lender, which provides us with a revolving line of credit in the maximum principal amount of $25.0 million and has a maturity date of December 31, 2019. Amounts borrowed under the FHB Credit Facility bear interest at a fluctuating annual rate equal to the effective rate of interest paid by the Lender on time certificates of deposit, plus 1.00%. We are permitted to use the proceeds of the line of credit for working capital and general corporate purposes, consistent with our real estate operations and for such other purposes as the Lender may approve. As of September 30, 2018 and December 31, 2017, we had outstanding borrowings of $25.0 million under the FHB Credit Facility.

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

Subordinated Promissory Notes

At September 30, 2018 and December 31, 2017, we had promissory notes payable by the Operating Partnership to certain current and former affiliates in the aggregate outstanding principal amounts of $35.9 million and $32.4 million, respectively.

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

In August 2018, we issued a promissory note in the principal amount of $3.5 million to Shidler LP in consideration of a loan in that amount made by Shidler LP to the Operating Partnership. The promissory note accrues interest at a rate of

Pacific Office Properties Trust, Inc.

5% per annum, with interest payable quarterly, subject to the Operating Partnership’s right to defer the payment of interest for any or all periods until the date of maturity. The promissory note is scheduled to mature on December 31, 2019.

The maturity of the Operating Partnership’s promissory notes will accelerate upon the occurrence of an underwritten public offering of at least $75 million of the Company’s common stock, the sale of all or substantially all of the Company’s assets or the merger or consolidation of the Company with another entity. The promissory notes are unsecured obligations of the Operating Partnership and (except for the September 2016 and August 2018 notes) are subordinated to borrowings under the FHB Credit Facility and our indemnification obligations to Shidler LP in connection with its pledge in support of the FHB Credit Facility.

For the period from March 20, 2008 through September 30, 2018, interest payments on these promissory notes have been deferred with the exception of $0.3 million which was related to notes exchanged for shares of common stock in 2009. At September 30, 2018 and December 31, 2017, $26.1 million and $23.0 million, respectively, of accrued interest attributable to these promissory notes is included in the accompanying consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures -

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this report.

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

10.1	Fifth Amendment to Subordinated Promissory Notes, dated as of August 7, 2018, among Pacific Office Properties, L.P. and the holders named therein (Filed herewith).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	Interactive Data File. (Filed herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OFFICE PROPERTIES TRUST, INC.

Date:	November 9, 2018	By:	/s/ Lawrence J. Taff
Lawrence J. Taff
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)